Form 10-K
period 1993-12-31
ARIZONA PUBLIC SERVICE CO
filed 1994-03-30
CIK 7286

============================================================================




                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                  FORM 10-K
     (Mark One)
       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                      OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ----- TO -----

                        COMMISSION FILE NUMBER 1-4473
                        ARIZONA PUBLIC SERVICE COMPANY
            (Exact name of registrant as specified in its charter)
                ARIZONA                                86-0011170
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)
 400 North Fifth Street, P.O. Box 53999
      Phoenix, Arizona 85072-3999                    (602) 250-1000
(Address of principal executive offices,     (Registrant's telephone number,
          including zip code)                      including area code)
- ------------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                      NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                              WHICH REGISTERED
- ------------------------------------------------------------------------------

  Adjustable Rate Cumulative Preferred Stock,  .....  New York Stock Exchange
    Series Q, $100 Par Value

  $1.8125 Cumulative Preferred Stock,
        Series W, $25 Par Value  ...................  New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Cumulative Preferred Stock
                               (Title of class)
            (See Note 3 of Notes to Financial Statements in Item 8
      for dividend rates, series designations (if any), and par values)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                                        AGGREGATE MARKET VALUE
                                                         OF VOTING STOCK HELD
                                                                  BY
                                                         NON-AFFILIATES OF THE
     TITLE OF EACH CLASS           SHARES OUTSTANDING      REGISTRANT AS OF
       OF VOTING STOCK            AS OF MARCH 22, 1994      MARCH 22, 1994
- ------------------------------------------------------------------------------
  Cumulative Preferred Stock......       6,708,199          $378,318,769(a)
- ------------------------------------------------------------------------------

(A) COMPUTED, WITH RESPECT TO SHARES LISTED ON THE NEW YORK STOCK EXCHANGE, BY REFERENCE TO THE CLOSING PRICE ON THE COMPOSITE TAPE ON MARCH 22, 1994, AS REPORTED BY THE WALL STREET JOURNAL, AND WITH RESPECT TO NON-LISTED SHARES, BY DETERMINING THE YIELD ON LISTED SHARES AND ASSUMING A MARKET VALUE FOR NON-LISTED SHARES WHICH WOULD RESULT IN THAT SAME YIELD.

    As of March 29, 1994, there were issued and outstanding 71,264,947 shares of the registrant's common stock, $2.50 par value, all of which were held beneficially and of record by Pinnacle West Capital Corporation.

                     DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement relating to its annual meeting of shareholders to be held on April 19, 1994, are incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS



GLOSSARY................................................................     1

PART I

    Item 1. Business....................................................     2
    Item 2. Properties..................................................     8
    Item 3. Legal Proceedings...........................................    12
    Item 4. Submission of Matters to a Vote of Security Holders.........    12
    Supplemental Item.
            Executive Officers of the Registrant........................    12

PART II

    Item 5. Market for Registrant's Common Stock and Related Security
            Holder Matters..............................................    14
    Item 6. Selected Financial Data.....................................    15
    Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    16
    Item 8. Financial Statements and Supplementary Data.................    19
    Item 9. Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    47

PART III

    Item 10. Directors and Executive Officers of the Registrant.........    47
    Item 11. Executive Compensation.....................................    47
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    47
    Item 13. Certain Relationships and Related Transactions.............    47

PART IV

    Item 14. Exhibits, Financial Statements, Financial Statement
             Schedules,
             and Reports on Form 8-K....................................    48

SIGNATURES..............................................................    62

                                   GLOSSARY

ACC -- Arizona Corporation Commission

AFUDC -- Allowance for Funds Used During Construction

AMENDMENTS -- Clean Air Act Amendments of 1990

ANPP -- Arizona Nuclear Power Project, also known as Palo Verde

ANPP PARTICIPATION AGREEMENT -- Arizona Nuclear Power Project Participation Agreement, dated as of August 23, 1973, as amended

APS -- Arizona Public Service Company

CHOLLA -- Cholla Power Plant

CHOLLA 4 -- Unit 4 of the Cholla Power Plant

COMPANY -- Arizona Public Service Company

DOE -- United States Department of Energy

EPA -- United States Environmental Protection Agency

ENERGY ACT -- National Energy Policy Act of 1992

EPEC -- El Paso Electric Company

FASB -- Financial Accounting Standards Board

FERC -- Federal Energy Regulatory Commission

FOUR CORNERS -- Four Corners Power Plant

ITC -- Investment Tax Credit

MORTGAGE -- Mortgage and Deed of Trust dated as of July 1, 1946, as supplemented and amended

MWH -- Megawatt-hour

NGS -- Navajo Generating Station

NRC -- Nuclear Regulatory Commission

PACIFICORP -- An Oregon-based utility company

PALO VERDE -- Palo Verde Nuclear Generating Station

PINNACLE WEST -- Pinnacle West Capital Corporation, an Arizona corporation, the Company's parent

SEC -- Securities and Exchange Commission

SFAS NO. 106 -- Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"

SFAS NO. 109 -- Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"

SFAS NO. 112 -- Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits"

SRP -- Salt River Project Agricultural Improvement and Power District

USEC -- United States Enrichment Corporation

                                    PART I

                               ITEM 1. BUSINESS

THE COMPANY

    The Company was incorporated in 1920 under the laws of Arizona and is engaged principally in serving electricity in the State of Arizona. The principal executive offices of the Company are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000). The Company currently employs approximately 7,050 persons, which includes employees assigned to joint projects where the Company is project manager.

    The Company serves approximately 654,000 customers in an area that includes all or part of 11 of Arizona's 15 counties. During 1993, no single purchaser or user of energy accounted for more than 3% of total electric revenues.

    Pinnacle West owns all of the outstanding shares of the Company's common stock. Pursuant to a Pledge Agreement, dated as of January 31, 1990, between Pinnacle West and Citibank, N.A., as Collateral Agent (the "Pledge Agreement"), and as part of a restructuring of substantially all of its outstanding indebtedness, Pinnacle West granted certain of its lenders a security interest in all of the Company's outstanding common stock. Until the Collateral Agent and Pinnacle West receive notice of the occurrence and continuation of an Event of Default (as defined in the Pledge Agreement), Pinnacle West is entitled to exercise or refrain from exercising any and all voting and other consensual rights pertaining to the common stock. As to matters other than the election of directors, Pinnacle West agreed not to exercise or refrain from exercising any such rights if, in the Collateral Agent's judgment, such action would have a material adverse effect on the value of the common stock. After notice of an Event of Default, the Collateral Agent would have the right to vote the common stock.

INDUSTRY AND COMPANY ISSUES

    The utility industry continues to experience a number of challenges. Depending on the circumstances of a particular utility, these may include
(i) competition in general from numerous sources; (ii) effects of the National Energy Policy Act of 1992 (the "Energy Act"); (iii) difficulties in meeting government imposed environmental requirements; (iv) the necessity to make substantial capital outlays for transmission and distribution facilities;
(v) uncertainty     regarding     projected    electrical    demand    growth;
(vi) controversies over electromagnetic fields; (vii) controversies over the safety and use of nuclear power; (viii) issues related to spent fuel and low level waste (see "Generating Fuel" below); and (ix) increasing costs of wages and materials.

    The impact on the Company of other utility industry problems is discussed in this Item under "Environmental Matters." Also see "Water Supply" in this Item with respect to certain problems specific to the Company and other utilities.

COMPETITION

    Certain territory adjacent to or within areas served by the Company is served by other investor-owned utilities (notably Tucson Electric Power Company serving electricity in the Tucson area, Southwest Gas Corporation serving gas throughout the state, and Citizens Utilities Company serving electricity and gas in various locations throughout the state) and a number of cooperatives, municipalities, electrical districts, and similar types of governmental organizations (principally SRP serving electricity in various areas in and around Phoenix).

    The  Company  expects  increased  competition  in  the future, mostly with respect to large customers, from entities offering alternative sources of energy. In recent years, changing laws and governmental regulations, interest in self-generation, competition from nonregulated energy suppliers, and aggressive marketing from the gas industry are providing some utility customers with alternative sources to satisfy their energy needs. This may be increased as a result of the Energy Act which, among other things, removes certain previously existing barriers to entry into electric generation. The Energy Act also permits certain other parties to compete for resale customers currently served by a particular utility and to use that utility's transmission facilities in order to do so. The requirements with respect to implementation of the Energy Act have not yet been completely determined, so the Company cannot currently predict its impact on the Company's business and operations.

    In order to remain competitive in this changing environment, the Company has determined that it must be a cost-effective supplier, provide excellent service, and be knowledgeable about its customers' businesses. The Company is concentrating on several areas which are key to the success of this strategy, including effectively managing its operating and maintenance expenses; reinforcing the importance of customer needs among Company employees; and working with customers to evaluate, recommend, and provide services which will optimize their efficiency.

CAPITAL STRUCTURE

    The capital structure of the Company (which, for this purpose, includes short-term borrowings and current maturities of long-term debt) as of December 31, 1993 is tabulated below.





                                                          Amount    Percentage
                                                        ----------  ----------
                                                        (Thousands
                                                            of
                                                         Dollars)
Long-Term Debt Less Current Maturities:
  First mortgage bonds................................  $1,729,070
  Other...............................................     395,584
                                                        ----------
    Total long-term debt less current maturities......   2,124,654       50.7%
                                                        ----------
Non-Redeemable Preferred Stock........................     193,561        4.6
                                                        ----------
Redeemable Preferred Stock............................     197,610        4.7
                                                        ----------
Common Stock Equity:
  Common stock, $2.50 par value, 100,000,000 shares
    authorized; 71,264,947 shares outstanding.........     178,162
  Premiums and expenses...............................   1,037,681
  Retained earnings...................................     307,098
                                                        ----------
    Total common stock equity.........................   1,522,941       36.4
                                                        ----------
      Total capitalization............................   4,038,766
Current Maturities of Long-Term Debt..................       3,179         .1
Short-Term Borrowings.................................     148,000        3.5
                                                        ----------    --------

      Total...........................................  $4,189,945      100.0%
                                                        ==========    ========

See Notes 3, 4, and 5 of Notes to Financial Statements in Item 8.

    On March 1, 1994 the Company redeemed all of the outstanding shares of its $8.80 Cumulative Preferred Stock, Series K ($100 par value), in the amount of $14.21 million. On March 2, 1994, the Company issued $100 million of its First Mortgage Bonds, 65/8% Series due 2004 and applied the net proceeds to the repayment of short-term debt that had been incurred for the redemption of preferred stock and for general corporate purposes.

    So long as any of the Company's first mortgage bonds are outstanding, the Company is required for each calendar year to deposit with the trustee under its Mortgage cash in a formularized amount related to net additions to the Company's mortgaged utility plant; however, the Company may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1993, the replacement fund requirement amounted to approximately $122 million. Many, though not all, of the bonds issued by the Company under the Mortgage are redeemable at their par value plus accrued interest with cash deposited by the Company in the replacement fund, subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed and/or to other restrictions on any such redemption. The cash deposited with the trustee by the Company in partial satisfaction of its 1993 replacement fund requirements will be used to redeem $60.264 million in aggregate principal amount of the Company's First Mortgage Bonds, 103/4% Series due 2019, at their principal amount plus accrued interest, on April 4, 1994.

RATES

    STATE. The ACC has regulatory authority over the Company in matters relating to retail electric rates and the issuance of securities. See "Rate Case Settlement" in Note 2 of Notes to Financial Statements in Item 8 for a discussion of the December 1991 settlement of the Company's most recent retail rate case before the ACC.

    FEDERAL. The Company's rates for wholesale power sales and transmission services are subject to regulation by the FERC. During 1993, approximately 8% of the Company's electric operating revenues resulted from such sales and charges. For most wholesale transactions regulated by the FERC, a fuel adjustment clause results in monthly adjustments for changes in the actual cost of fuel for generation and in the fuel component of purchased power expense.

ARIZONA CORPORATION COMMISSION PETITION

    On May 1, 1990, the ACC approved the filing of a petition with the SEC requesting the SEC to revoke or modify the exemption of Pinnacle West under the Public Utility Holding Company Act of 1935 (the "Holding Company Act"). Pinnacle West and its subsidiaries, including the Company, are currently exempt from registration under the Holding Company Act. The SEC has the power to terminate Pinnacle West's exemption upon thirty days notice to Pinnacle West if it determines that a question exists as to whether the exemption may be detrimental to the public interest or the interests of investors or consumers. In the event of the exercise of such power by the SEC, if Pinnacle West were to file an application with the SEC during such thirty day period requesting an exemption order, Pinnacle West's exemption would remain in place until the SEC ruled on such application. If Pinnacle West ultimately were to have its exemption modified, conditioned, or revoked, the Company could be subject to SEC regulation in many aspects of its business, including those relating to securities issuances, diversification, and transactions among affiliates. In a series of responses to the ACC's petition and subsequent ACC letters to the SEC, Pinnacle West has asked the SEC to refuse to take the action requested by the ACC. The Company cannot predict what action, if any, the SEC may take with respect to the ACC petition. The Company does not believe that the revocation or modification of the Pinnacle West exemption under the Holding Company Act, if acted on by the SEC, would have a material adverse effect on the operations or financial position of the Company.

CONSTRUCTION PROGRAM

    Although its plans are subject to change, the Company does not presently intend to construct any new major baseload generating units for at least the next ten years. Utility construction expenditures for the years 1994 through
1996 are therefore expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities, and environmental purposes. Construction expenditures, including expenditures for environmental control facilities, for the years 1994 through 1996 have been estimated as follows:

                            (MILLIONS OF DOLLARS)

BY YEAR                                     BY MAJOR FACILITIES
- ----------------------------    ----------------------------------------------
 1994                   $279    Electric generation                       $271
 1995                    302    Electric transmission                       92
 1996                    293    Electric distribution                      390
                        ----    General facilities                         121
                        $874                                              ----
                        ====                                              $874
                                                                          ====

    The amounts for 1994 through 1996 include expenditures for nuclear fuel but exclude capitalized interest costs and capitalized property taxes. The Company conducts a continuing review of its construction program. This program and the above estimates are subject to periodic revisions based upon changes in assumptions as to system reliability, system load growth, rates of inflation, the availability and timing of environmental and other regulatory approvals, the availability and costs of outside sources of capital, and changes in project construction schedules. During the years 1991 through 1993, the Company incurred approximately $641 million in construction expenditures and approximately $31 million in additional capitalized items.

ENVIRONMENTAL MATTERS

    Pursuant to the Clean Air Act, the EPA has adopted regulations, applicable to certain federally-protected areas, that address visibility impairment that can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that would limit sulfur dioxide emissions at NGS. Compliance with the emission limitation becomes applicable to NGS Units 1, 2, and 3 in 1997, 1998, and 1999, respectively. SRP, the NGS operating agent, has estimated a capital cost of $530 million, most of which will be incurred from 1995 through 1998, and annual operations and maintenance costs of approximately $10 million per unit, for NGS to meet these requirements. The Company will be required to fund 14% of these expenditures.

    The Clean Air Act Amendments of 1990 (the "Amendments") became effective on November 15, 1990. The Amendments address, among other things, "acid rain," visibility in certain specified areas, toxic air pollutants, and the nonattainment of national ambient air quality standards. With respect to "acid rain," the Amendments establish a system of sulfur dioxide emissions "allowances." Each existing utility unit is granted a certain number of "allowances." On March 5, 1993, the EPA promulgated rules listing allowance allocations applicable to Company-owned plants, which allocations will begin in the year 2000. Based on those allocations, the Company will have sufficient allowances to permit continued operation of its plants at current levels without installing additional equipment. In addition, the Amendments require the EPA to set nitrogen oxides emissions limitations which would require certain plants to install additional pollution control equipment. On March 22, 1994, the EPA issued rules for nitrogen oxide emissions limitations which will require the Company to install additional pollution control equipment at Four Corners. In the year 2000 Four Corners must comply with either these or more stringent requirements which might be promulgated by the EPA. The EPA has until 1997 to set more stringent requirements. However, if Four Corners accelerates to 1997 compliance with these March 22 requirements, it can delay until 2008 compliance with any more stringent requirements which the EPA may set. The Company has not yet determined how it will proceed; however, the Company currently estimates the capital cost of complying by 1997 with the specified requirements will be approximately $16 million.

    With respect to protection of visibility in certain specified areas, the Amendments require the EPA to complete a study by November 1995 concerning visibility impairment in those areas and identification of sources contributing to such impairment. Interim findings of this study have indicated that any beneficial effect on visibility as a result of the Amendments would be offset by expected population and industry growth. The EPA has established a "Grand Canyon Visibility Transport Commission" to complete a study by November 1995 on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. NGS, Cholla, and Four Corners are located near the "Golden Circle of National Parks." Based on the recommendations of the Commission, the EPA may require additional emissions controls at various sources causing visibility impairment in the "Golden Circle of National Parks" and may limit economic development in several western states. The Company cannot currently estimate the capital expenditures, if any, which may be required as a result of the EPA studies and the Commission's recommendations.

    With respect to hazardous air pollutants emitted by electric utility steam generating units, the Amendments require two studies. First, there will be a study to be completed by November 1994 of potential impacts of mercury emissions from such units and various other sources on public health and on the environment, including available control technologies. Second, the EPA will complete a general study by November 1995 concerning the necessity of regulating such units under the Amendments. Due to the lack of historical data, and because the Company cannot speculate as to the ultimate requirements by the EPA, the Company cannot currently estimate the capital expenditures, if any, which may be required as a result of these studies.

    Certain aspects of the Amendments may require related expenditures by the Company, such as permit fees, none of which the Company expects to have a material impact on its financial position.

GENERATING FUEL

    Coal, nuclear, gas, and other contributions to total net generation of electricity by the Company in 1993, 1992, and 1991, and the average cost to the Company of those fuels (in dollars per MWh), were as follows:


                        COAL                     NUCLEAR                     GAS                      OTHER             ALL FUELS
              ------------------------  -------------------------  ------------------------  ------------------------  ------------
               PERCENT OF     AVERAGE    PERCENT OF     AVERAGE     PERCENT OF     AVERAGE    PERCENT OF     AVERAGE     AVERAGE
               GENERATION      COST      GENERATION       COST      GENERATION      COST      GENERATION      COST         COST
              -------------  ---------  -------------  ----------  -------------  ---------  -------------  ---------  ------------
1993
  (estimate)          62.3%     $12.95          32.4%       $6.17           5.1%     $31.53           0.2%     $18.32        $11.70
1992........          58.8       13.06          36.4         5.84           4.5       31.27           0.3       20.75         11.26
1991........          59.0       13.62          37.3         7.03           3.4       21.11           0.3       28.69         11.45

    Other includes oil and hydro generation.

    The Company believes that Cholla has sufficient reserves of low sulfur coal committed to that plant for the next six years, the term of the existing coal contract, and sufficient reserves of low sulfur coal available for use to continue operating it for its useful life. The Company also believes that Four Corners and NGS have sufficient reserves of low sulfur coal available for use by those plants to continue operating them for at least thirty years. The current sulfur content of coal being used at Four Corners, NGS, and Cholla is 0.8%, 0.6%, and 0.4%, respectively. In 1993, average prices paid for coal supplied from reserves dedicated under the existing contracts were relatively stable, although applicable contract clauses permit escalations under certain conditions. In addition, major price adjustments can occur from time to time as a result of contract renegotiation.

    NGS and Four Corners are located on the Navajo Reservation and held under easements granted by the federal government as well as leases from the Navajo Tribe. See "Properties" in Item 2. The Company purchases all of the coal which fuels Four Corners from a coal supplier with a long-term lease of coal reserves owned by the Navajo Tribe and for NGS from a coal supplier with a long-term lease with the Navajo and Hopi Tribes. The Company purchases all of the coal which fuels Cholla from a coal supplier who obtains substantially all of the coal under a long-term lease of coal reserves owned by the Navajo Tribe and under a lease with the Bureau of Land Management.

    The Company is a party to contracts with twenty-seven natural gas operators and marketers which allow the Company to purchase natural gas in the method it determines to be most economic. During 1993, the principal sources of the Company's natural gas generating fuel were twelve of these companies. The Company is currently purchasing the majority of its natural gas requirements from six companies pursuant to contracts. The Company's natural gas supply is transported pursuant to a firm transportation service contract between the Company and El Paso Natural Gas Company. The Company continues to analyze the market to determine the source and method of meeting its natural gas requirements.

    The  fuel  cycle  for  Palo  Verde  is  comprised of the following stages:
(1) the  mining  and  milling  of uranium ore to produce uranium concentrates,
(2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies,
(5) the utilization of fuel assemblies in reactors, and (6) the storage of spent fuel and the disposal thereof. The Palo Verde participants have made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 1996. Existing contracts and options could be utilized to meet approximately 75% of requirements in 1997 and 50% of requirements from 1998 through 2000. Spot purchases in the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contract flexibilities and options. The Palo Verde participants have contracted for all conversion services required through 1994 and for up to 65% of conversion services required through 1998, with options to continue through the year 2000. The Palo Verde participants, including the Company, have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three Palo Verde units over a term expiring in November 2014, with annual options to terminate each year of the contract with ten years prior notice. The participants have exercised this option, terminating 30% of requirements for 1996 through 1998 and 100% of requirements during the years 1999 through 2002. In addition, existing contracts will provide fuel assembly fabrication services for at least ten years from the date of operation of each Palo Verde unit, and through contract options, approximately fifteen additional years are available. The Energy Act includes an assessment for decontamination and decommissioning of DOE's enrichment facilities. The total amount of this assessment has not yet been finalized; however, based on preliminary indications, the Company expects that the annual assessment for Palo Verde will be approximately $3 million, plus escalation for inflation, for fifteen years. The Company will be required to fund 29.1% of this assessment.

    Existing spent fuel storage facilities at Palo Verde have sufficient capacity with certain modifications to store all fuel expected to be discharged from normal operation of all Palo Verde units through at least the year 2005. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, also requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. The Company, on its own behalf and on behalf of the other Palo Verde participants, has executed a spent fuel disposal contract with DOE. The Act also obligates DOE to develop the facilities necessary for the permanent disposal of all spent fuel generated, and to be generated, by domestic power reactors and to have the first such facility in operation by 1998 under prescribed procedures. In November 1989, DOE reported that such permanent disposal facility will not be in operation until 2010. As a result, under DOE's current criteria for shipping allocation rights, Palo Verde's spent fuel shipments to the DOE permanent disposal facility would begin in approximately 2025. In addition, the Company believes that on-site storage of spent fuel may be required beyond the life of Palo Verde's generating units. The Company currently believes that alternative interim spent fuel storage methods are or will be available on-site or off-site for use by Palo Verde to allow its continued operation beyond 2005 and to safely store spent fuel until DOE's scheduled shipments from Palo Verde begin.

    The off-site facilities for low level waste now being utilized for Palo Verde may soon be closed to it. The Company is currently exploring means to either ship the waste to an alternative site or to store it on-site until an off-site location becomes available. The Company currently believes that interim low level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low level waste until a permanent disposal facility is available.

    While believing that scientific and financial aspects of the issues with respect to spent fuel and low level waste can be resolved satisfactorily, the Company acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which it is less able to predict.

PALO VERDE LIABILITY AND INSURANCE MATTERS

    See  "Nuclear  Insurance"  in  Note 10 of Notes to Financial Statements in
Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including the Company, for Palo Verde.

PALO VERDE NUCLEAR GENERATING STATION

    By letter dated July 7, 1993, the NRC advised the Company that, as a result of a Recommended Decision and Order by a Department of Labor Administrative Law Judge (the "ALJ") finding that the Company discriminated against a former contract employee at Palo Verde because he engaged in
"protected activities" (as defined under federal regulations), the NRC intended to schedule an enforcement conference with the Company. Following the ALJ's finding, the Company investigated various elements of both the substantive allegations and the manner in which the U.S. Department of Labor (the "DOL") proceedings were conducted. As a result of that investigation, the Company determined that one of its employees had falsely testified during the proceedings, that there were inconsistencies in the testimony of another employee, and that certain documents were requested in, but not provided during, discovery. The two employees in question are no longer with the Company. The Company provided the results of its investigation to the ALJ, who referred matters relating to the conduct of two former employees of the Company to the U.S. Attorney's office in Phoenix, Arizona. On December 15, 1993, the Company and the former contract employee who had raised the DOL claim entered into a settlement agreement, a part of which remains subject to approval by the Secretary of Labor. By letter dated August 10, 1993, the Company also provided the results of its investigation to the NRC, and advised the NRC that, as a result of the Company's investigation, the Company had changed its position opposing the finding of discrimination. The NRC is investigating this matter and the Company is fully cooperating with the NRC in this regard.

    See "Palo Verde Tube Cracks" in Note 10 of Notes to Financial Statements in Item 8 for a discussion of issues relating to the Palo Verde steam generators.

WATER SUPPLY

    Assured supplies of water are important both to the Company (for its generating plants) and to its customers. However, conflicting claims to limited amounts of water in the southwestern United States have resulted in numerous court actions in recent years.

    Both groundwater and surface water in areas important to the Company's operations have been the subject of inquiries, claims, and legal proceedings which will require a number of years to resolve. The Company is one of a number of parties in a proceeding before a state court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. (State of New Mexico, in the relation of S.E. Reynolds, State Engineer vs. United States of America, City of Farmington, Utah International, Inc., et al., San Juan County, New Mexico, District Court No. 75-184). An agreement reached with the Navajo Tribe in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Tribe will provide, for a then-agreed upon cost, sufficient water from its allocation to offset the loss.

    A summons served on the Company in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County Superior Court. (In re The General Adjudication of All Rights to Use Water in the Gila River System and Source, Supreme Court Nos. WC-79-0001 through WC 79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons, and the rights of the Palo Verde participants, including the Company, to the use of groundwater and effluent at Palo Verde is potentially at issue in this action. The Company, as project manager of Palo Verde, filed claims that dispute the court's jurisdiction over the Palo Verde participants' groundwater rights and their contractual rights to effluent relating to Palo Verde and, alternatively, seek confirmation of such rights. Three of the Company's less-utilized power plants are also located within the geographic area subject to the summons. The Company's claims dispute the court's jurisdiction over the Company's groundwater rights with respect to these plants and, alternatively, seek confirmation of such rights. On December 10, 1992, the Arizona Supreme Court heard oral argument on certain issues in this matter which are pending on interlocutory appeal, and as a result, issues important to the Company's claims have been remanded to the trial court for further action. No trial date concerning the water rights claims of the Company has been set in this matter.

    The Company has also filed claims to water in the Little Colorado River Watershed in Arizona in an action pending in the Apache County Superior Court. (In re The General Adjudication of All Rights to Use Water in the Little Colorado River System and Source, Supreme Court No. WC-79-0006 WC-6, Apache County No. 6417). The Company's groundwater resource utilized at Cholla is within the geographic area subject to the adjudication and is therefore potentially at issue in the case. The Company's claims dispute the court's jurisdiction over the Company's groundwater rights and, alternatively, seek confirmation of such rights. The parties are in the process of settlement negotiations with respect to this matter. No trial date concerning the water rights claims of the Company has been set in this matter.

    Although the foregoing matters remain subject to further evaluation, the Company expects that the described litigation will not have a materially adverse impact on its operations or financial position.

                              ITEM 2. PROPERTIES

    The Company's present generating facilities have an accredited capacity aggregating 4,022,410 kw, comprised as follows:

                                                               Capacity(kw)
                                                               ------------
Coal:
    Units 1, 2, and 3 at Four Corners, aggregating...........       560,000
    15% owned Units 4 and 5 at Four Corners, representing....       222,000
    Units 1, 2, and 3 at Cholla Plant, aggregating...........       590,000
    14% owned Units 1, 2, and 3 at the Navajo Plant,
      representing...........................................       315,000
                                                                -----------
                                                                  1,687,000
                                                                ===========

Gas or Oil:
    Two steam units at Ocotillo, two steam units at Saguaro,
      and one steam unit at Yucca, aggregating...............       468,400(1)
    Eleven combustion turbine units, aggregating.............       500,600
    Three combined cycle units, aggregating..................       253,500
                                                                -----------
                                                                  1,222,500
                                                                ===========

Nuclear:
    29.1% owned or leased Units 1, 2, and 3 at Palo Verde,
      representing...........................................     1,108,710
                                                                ===========
Other........................................................         4,200
                                                                ===========
- ----------
  (1)          West Phoenix steam units (96,300 kw) are currently mothballed.
                                --------------

    The Company's peak one-hour demand on its electric system was recorded on August 2, 1993 at 3,802,300 kw, compared to the 1992 peak of 3,796,400 kw recorded on August 17. Taking into account additional capacity then available to it under purchase power contracts as well as its own generating capacity, the Company's capability of meeting system demand on August 2, 1993, computed in accordance with accepted industry practices, amounted to 4,505,000 kw, for an installed reserve margin of 16.7%. The power actually available to the Company from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 1993 peak amounted to 4,099,500 kw, for a margin of 13.4%.

    NGS and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Tribe. The risk with respect to enforcement of these easements and leases is not deemed by the Company to be material. The Company is dependent, however, in some measure upon the willingness and ability of the Navajo Tribe to honor its commitments. Certain of the Company's transmission lines and almost all of its contracted coal sources are also located on Indian reservations. See "Generating Fuel" in
Item 1.

    Operation of each of the three Palo Verde units requires an operating license from the NRC. Full power operating licenses for Units 1, 2, and 3 were issued by the NRC in June 1985, April 1986, and November 1987, respectively. The full power operating licenses, each valid for a period of approximately 40 years, authorize the Company, as operating agent for Palo Verde, to operate the three Palo Verde units at full power.

    On August 18, 1986 and December 19, 1986, the Company entered into a total of three sale and leaseback transactions under which it sold and leased back approximately 42% of its 29.1% ownership interest in Palo Verde Unit 2. The leases under each of the sale and leaseback transactions have initial lease terms expiring on December 31, 2015. Each of the leases also allows the Company to extend the term of the lease and/or to repurchase the leased Unit 2 interest under certain circumstances at fair market value. The leases in the aggregate require annual payments of approximately $40 million through 1999, approximately $46 million in 2000, and approximately $49 million through 2015 (see Note 7 of Notes to Financial Statements in Item 8).

    See "Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of the Company's power plants, including Palo Verde.

    The Company's construction plans are susceptible to changes in forecasts of future demand on its electric system and in its ability to finance its construction program. Although its plans are subject to change, the Company does not presently intend to construct any new major baseload generating units for at least the next ten years. Important factors affecting the Company's ability to delay the construction of new major generating units are continuing efforts to upgrade and improve the reliability of existing generating stations, system load diversity with other utilities, and continuing efforts in customer demand-side conservation and load management programs.

    In addition to that available from its own generating capacity, the Company purchases electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with SRP which may be canceled by SRP on three years' notice and which requires SRP to make available, and the Company to pay for, certain amounts of electricity that are based in large part on customer demand within certain areas now served by the Company pursuant to a related territorial agreement. The Company believes that the prices payable by it under the contract are fair to both parties. The generating capacity available to the Company pursuant to the contract was 302,000 kw until May 1993, at which time the capacity increased to 304,000 kw. In 1993, the Company received approximately 840,000 MWh of energy under the contract and paid approximately $40 million for capacity availability and energy received.

    In September 1990, the Company and PacifiCorp entered into certain agreements relating principally to sales and purchases of electric power and electric utility assets, and in July 1991, after regulatory approvals, the Company sold Cholla 4 to PacifiCorp for approximately $230 million. As part of the transaction, PacifiCorp agreed to make a firm system sale to the Company for thirty years during the Company's summer peak season in the amount of 175 megawatts for the first five years, increasing thereafter, at the Company's option, up to a maximum amount equal to the rated capacity of Cholla 4. After the first five years, all or part of the sale may be converted to a one-for-one seasonal capacity exchange. PacifiCorp has the right to purchase from the Company up to 125 average megawatts of energy per year for thirty years.
PacifiCorp and the Company also entered into a 100 megawatt one-for-one seasonal capacity exchange to be effective upon the latter of January 1, 1996 or the completion of certain new transmission projects. In addition, PacifiCorp agreed to pay the Company (i) $20 million upon commercial operation of 150 megawatts of peaking capacity constructed by the Company and (ii) $19 million in connection with the construction of transmission lines and upgrades that will afford PacifiCorp 150 megawatts of northbound transmission rights. In addition, PacifiCorp secured additional firm transmission capacity of 30 megawatts over the Company's system. In 1993, the Company received 401,475 MWh of energy from PacifiCorp under these transactions and paid approximately $19 million for capacity availability and the energy received, and PacifiCorp paid approximately $2.7 million for 144,171 MWh.

    See "El Paso Electric Company Bankruptcy" in Note 10 of Notes to Financial Statements in Item 8 for a discussion of the filing by EPEC of a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. EPEC has a joint ownership interest with the Company and others in Palo Verde and Four Corners Units 4 and 5.

    See Notes 4 and 7 of Notes to Financial Statements in Item 8 with respect to property of the Company not held in fee or held subject to any major encumbrance.

GRAPHIC
- -------
MAP OF THE STATE OF ARIZONA SHOWING THE COMPANY'S SERVICE AREA, THE LOCATION OF ITS MAJOR POWER PLANTS AND PRINCIPAL TRANSMISSION LINES, AND THE LOCATION OF TRANSMISSION LINES OPERATED BY THE COMPANY FOR OTHERS. SEE APPENDIX FOR DETAILED DESCRIPTION.

                          ITEM 3. LEGAL PROCEEDINGS

PROPERTY TAXES

    On June 29, 1990, a new Arizona state tax law was enacted, effective as of December 31, 1989, which adversely impacted the Company's earnings in tax years 1990 through 1993 by an aggregate amount of approximately $82 million, before income taxes. On December 20, 1990, the Palo Verde participants, including the Company, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. (Arizona Public Service Company, et al. v. Apache County, et al., No. TX 90-01686 (Consol.), Maricopa County Superior Court). In December 1992, the court granted summary judgment to the taxing authorities, holding that the law is constitutional. The Company has appealed this decision to the Arizona Court of Appeals. The Company cannot currently predict the ultimate outcome of this matter.

    See "Water Supply" and "Palo Verde Nuclear Generating Station" in Item 1 and "El Paso Electric Company Bankruptcy" in Note 10 of Notes to Financial Statements in Item 8 in regard to pending or threatened litigation and other disputes.

                      ITEM 4. SUBMISSION OF MATTERS TO A
                           VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                    SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS
                              OF THE REGISTRANT

    The Company's executive officers are as follows:

                         AGE AT
NAME                  MARCH 1, 1994      POSITION(S) AT MARCH 1, 1994
- ----                  -------------      ----------------------------
Richard Snell              63             Chairman of the Board of Directors
                                            (1)
O. Mark De Michele         59             President and Chief Executive
                                            Officer(1)
Jaron B. Norberg           56             Executive Vice President and Chief
                                            Financial Officer(1)
William F. Conway          63             Executive Vice President, Nuclear
Shirley A. Richard         46             Executive Vice President, Customer
                                            Service, Marketing and Corporate
                                            Relations
William J. Post            43             Senior Vice President, Planning,
                                            Information and Financial Services
Jan H. Bennett             46             Vice President, Customer Service
Jack E. Davis              47             Vice President, Generation and
                                            Transmission
Armando B. Flores          50             Vice President, Human Resources
James M. Levine            44             Vice President, Nuclear Production
Richard W. MacLean         47             Vice President, Environmental,
                                            Health and Safety
E. C. Simpson              45             Vice President, Nuclear Support
Jack A. Bailey             40             Assistant Vice President, Nuclear
                                            Engineering and Projects
William J. Hemelt          40             Controller
Nancy C. Loftin            40             Secretary and Corporate Counsel
Nancy E. Newquist          42             Treasurer
- ----------
  (1)          Member of the Board of Directors.
                   ----------------------------------------

    The executive officers of the Company are elected no less often than annually and may be removed by the Board of Directors at any time. The terms served by the named officers in their current positions and the principal occupations (in addition to those stated in the table and exclusive of directorships) of such officers for the past five years have been as follows:

    Mr. Snell was elected to his present position as of February 1990. He was also elected Chairman of the Board, President, and Chief Executive Officer of Pinnacle West at that time. Previously, he was Chairman of the Board (1989-
1992) and Chief Executive Officer (1989-1990) of Aztar Corporation and Chairman of the Board, President, and Chief Executive Officer of Ramada Inc. (1981-1989).

    Mr. De Michele was elected President in September 1982 and became Chief Executive Officer as of January 1988.

    Mr. Norberg was elected to his present position in July 1986.

    Mr. Conway was elected to his present position in May 1989. Prior to that time he was Senior Vice President -- Nuclear of Florida Power & Light Company (1988-1989).

    Ms. Richard was elected to her present position in January 1989.

    Mr. Post was elected to his present position in June 1993. Prior to that time he was Vice President, Finance & Rates (since April 1987).

    Mr. Bennett was elected to his present position in May 1991. Prior to that time he was Director, Customer Service (September 1990 to May 1991), and Manager, State Region -- Customer Service (January 1988 to September 1990).

    Mr. Davis was elected to his present position in June 1993. Prior to that time he was Director, Transmission Systems (January 1993-June 1993); Director, Fossil Generation (June 1992-December 1992); Director, System Development and Power Operations (May 1990-May 1992); and Manager, Power Contracts (March 1979-May 1990).

    Mr. Flores was elected to his present position in December 1991. Prior to that time, he was Director -- Human Resources (1990 to 1991) and Manager -- Employment (1989 to 1990) of GENCORP, Propulsion Division, Aerojet Group. He had previously held the position of Vice President -- Human Resources, AMFAC (1985 to 1988).

    Mr. Levine was elected to his present position in September 1989. Prior to that time he was Executive Director, Operations Support, System Energy Resources, Inc. (June 1989-September 1989) and Executive Director, Nuclear Operations (January 1988-June 1989) of Arkansas Nuclear One, Arkansas Power and Light Company.

    Mr. MacLean was elected to his present position in December 1991. Prior to that time he held the following positions at General Electric (General Electric's Corporate Environmental Programs): Manager, EHS Resource Development (January to December 1991); and Manager, Environmental Protection (February 1986 to January 1991).

    Mr. Simpson was elected to his present position in February 1990. Prior to that time he was Director, Nuclear Operations Engineering and Projects (1988-
1990) at Florida Power Corporation.

    Mr. Bailey was elected to his present position in July 1993. Prior to that time he was Director, Nuclear Engineering (1991-1993) and Assistant Plant Manager (1989 to 1991) at Palo Verde. Mr. Bailey was Superintendent of Operations of Virginia Electric and Power Company from 1986 to 1989.

    Mr. Hemelt was elected to his present position in June 1993. Prior to that time he was Treasurer and Assistant Secretary.

    Ms. Loftin was elected Secretary in April 1987 and became Corporate Counsel in February 1989.

    Ms. Newquist was elected to her present position in June 1993. Prior to that time she was Assistant Treasurer (since October 1992). She is also Treasurer (since June 1990) and Vice President (since February 1994) of Pinnacle West. From May 1987 to June 1990, Ms. Newquist served as Pinnacle West's Director of Finance.

                                   PART II

                    ITEM 5. MARKET FOR REGISTRANT'S COMMON
                  STOCK AND RELATED SECURITY HOLDER MATTERS

    The Company's common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange. As a result, there is no established public trading market for the Company's common stock. See "The Company" in
Part I, Item 1 for information regarding the Pledge Agreement to which the common stock is subject.

    The chart below sets forth the dividends declared on the Company's common stock for each of the four quarters for 1993 and 1992.

                            COMMON STOCK DIVIDENDS
                            (THOUSANDS OF DOLLARS)

            -------------------------------------------------
                Quarter                  1993         1992
            -------------------------------------------------
              1st Quarter              $42,500      $42,500
              2nd Quarter               42,500       42,500
              3rd Quarter               42,500       42,500
              4th Quarter               42,500       42,500
            -------------------------------------------------

    After payment or setting aside for payment of cumulative dividends and mandatory sinking fund requirements, where applicable, on all outstanding issues of preferred stock, the holders of common stock are entitled to dividends when and as declared out of funds legally available therefor. See Notes 3 and 4 of Notes to Financial Statements in Item 8 for restrictions on retained earnings available for the payment of dividends.

                       ITEM 6. SELECTED FINANCIAL DATA

                                       1993            1992           1991 (a)           1990             1989
                                  --------------  ---------------  ---------------  ---------------  ---------------
                                                                (Thousands of Dollars)
Electric Operating Revenues.....  $    1,686,290       $1,669,679       $1,515,289       $1,508,325       $1,447,154
  Refund Obligation.............              --               --          (53,436)              --               --
                                  --------------  ---------------  ---------------  ---------------  ---------------
    Net Operating Revenues......       1,686,290        1,669,679        1,461,853        1,508,325        1,447,154
                                  --------------  ---------------  ---------------  ---------------  ---------------

Electric Operating Expenses:
  Fuel and purchased power......         300,546          287,201          273,771          289,048          269,078
  Operation and maintenance.....         401,216          390,512          401,736          408,347          372,624
  Depreciation and amortization.         222,610          219,118          217,198          211,727          202,409
  Taxes (b).....................         389,430          380,590          310,778          303,694          296,887
  Palo Verde cost deferral......              --               --          (70,886)         (64,379)         (68,989)
                                  --------------  ---------------  ---------------  ---------------  ---------------
    Total.......................       1,313,802        1,277,421        1,132,597        1,148,437        1,072,009
                                  --------------  ---------------  ---------------  ---------------  ---------------
Operating Income................         372,488          392,258          329,256          359,888          375,145
Other Income (Deductions) (b)...          54,220           48,801         (324,922)          56,713           56,965
Interest Deductions -- Net......         176,322          194,254          226,983          236,589          219,756
                                  --------------  ---------------  ---------------  ---------------  ---------------
Net Income (Loss)...............         250,386          246,805         (222,649)         180,012          212,354
Preferred Stock Dividend
  Requirements..................          30,840           32,452           33,404           31,060           32,302
                                  --------------  ---------------  ---------------  ---------------  ---------------
Earnings (Loss) for Common Stock  $      219,546  $       214,353  $      (256,053) $       148,952  $       180,052
                                  ==============  ===============  ===============  ===============  ===============
Total Assets....................  $    6,357,262       $5,629,432       $5,620,692       $6,253,562       $6,165,187
Long-Term Debt and Redeemable
  Preferred Stock...............  $    2,322,264       $2,278,398       $2,412,641       $2,496,406       $2,510,360

- ----------

    (a) See Note 2 of Notes to Financial Statements in Item 8 for a discussion of the Company's December 1991 rate case settlement and disallowances of plant costs affecting 1991 financial results.

    (b) Federal and state income taxes are included in Taxes and Other Income.
        Total income tax expense (benefit) was as follows: 1993, $188,907,000;
        1992, $181,355,000; 1991, $(94,750,000); 1990, $126,831,000; and 1989,
        $145,678,000. Palo Verde cost deferral included in Other Income for 1991, 1990 and 1989 was $63,068,000, $71,404,000 and $72,861,000,
        respectively.

    See  "Management's  Discussion  and  Analysis  of  Financial Condition and
Results of Operations" in Item 7 for a discussion of certain information in the foregoing table.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital needs consist primarily of construction expenditures and required repayments or redemptions of long-term debt and preferred stock. The capital resources available to meet these requirements include funds provided by operations and external financings.

    Present construction plans exclude any major baseload generating plants for at least the next ten years. In general, most of the construction expenditures are for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities, and environmental purposes. Construction expenditures are anticipated to be $279 million, $302 million, and $293 million for 1994, 1995, and 1996, respectively. These amounts include nuclear fuel expenditures, but exclude capitalized property taxes and capitalized interest costs.

    In the 1991 through 1993 period, the Company funded all of its capital expenditures (construction expenditures and capitalized property taxes) with internally generated funds, after the payment of dividends. For the period 1994 through 1996, the Company currently estimates that it will fund substantially all of its capital expenditures with internally generated funds, after the payment of dividends.

    During 1993, the Company redeemed or repurchased approximately $637 million of long-term debt and preferred stock, of which approximately $527 million was optional. Refunding obligations for preferred stock, long-term debt, a capitalized lease obligation, and certain anticipated early redemptions are expected to total approximately $187 million, $135 million, and $4 million for the years 1994, 1995, and 1996, respectively.

    The Company currently expects to issue in 1994 a total of approximately $125 million of long-term debt (primarily first mortgage bonds) and approximately $125 million of preferred stock. Of this, the Company issued on March 2, 1994, $100 million of its First Mortgage Bonds, 65/8% Series due 2004, and applied the net proceeds to the repayment of short-term debt that had been incurred for the redemption of preferred stock and for general corporate purposes. The Company expects that substantially all of the net proceeds of the balance of the securities to be issued during 1994 will be used for the retirement of outstanding debt and preferred stock. On March 1, 1994, the Company redeemed all of the outstanding shares of its $8.80 Cumulative Preferred Stock, Series K ($100 Par Value) in the amount of $14.21 million. As of April 4, 1994, the Company will be redeeming all $60.264 million of its outstanding First Mortgage Bonds, 103/4% Series due 2019.

    Provisions in the Company's mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before the Company can issue additional first mortgage bonds or preferred stock. In addition, the mortgage bond indenture limits the amount of additional bonds which may be issued to a percentage of net property additions, to property previously pledged as security for certain bonds that have been redeemed or retired, and/ or to cash deposited with the mortgage bond trustee. After giving effect to the transactions described in the preceding paragraph, as of December 31, 1993, the Company estimates that the mortgage bond indenture and the articles of incorporation would have allowed it to issue up to approximately $1.20 billion and $986 million of additional first mortgage bonds and preferred stock, respectively.

    The ACC has authority over the Company with respect to the issuance of long-term debt and equity securities. Existing ACC orders allow the Company to have up to approximately $2.6 billion in long-term debt and approximately $501 million of preferred stock outstanding at any one time.

    Management does not expect any of the foregoing restrictions to limit the Company's ability to meet its capital requirements.

    As of December 31, 1993, the Company had credit commitments from various banks totalling approximately $302 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. Commercial paper borrowings totalling $148 million were outstanding at the end of 1993.

OPERATING RESULTS

1993 Compared to 1992

    Earnings in 1993 were $219.5 million compared to $214.3 million in 1992 for an increase of $5.2 million. The primary factor contributing to this increase was lower interest expense. Interest costs in 1993 were $18.3 million lower than 1992 due to the Company refinancing debt at lower rates, lower average debt balances, and lower interest rates on variable-rate debt. Partially offsetting the lower interest expense were increased taxes and higher operating expenses.

    Operating revenues were up $16.6 million in 1993 on sales volumes of 20.1 million MWh compared to 20.6 million MWh in 1992. Although revenues increased $45.3 million due to customer growth in the residential and business classes, these increases were largely offset by milder than normal weather and reduced interchange sales to other utilities. Fuel and purchased power costs increased $15.5 million in 1993 due to Palo Verde outages and reduced power operations (see Note 10 of Notes to Financial Statements). Partially offsetting the $15.5 million increase were other miscellaneous items resulting in a net increase of $13.3 million over 1992. These increases are reflected currently in earnings because the Company does not have a fuel adjustment clause as part of its retail rate structure. The net result of operating revenues less fuel and purchased power expense was an increase of $3.3 million comparing 1993 to 1992.

    Operations expense for 1993 increased $11.8 million over 1992 levels primarily due to the implementation of SFAS No. 106 and SFAS No. 112, which added $17.0 million to expense in 1993. Partially offsetting these factors were lower power plant operating costs, lower rent expense, and lower costs for an employee gainsharing plan.

1992 Compared to 1991

    Earnings in 1992 were $214.3 million compared with a loss in 1991 of $256.1 million. This was primarily due to the after-tax write-offs of $407 million in 1991 resulting from a rate case settlement with the ACC (see "Rate Case Settlement" in Note 2 of Notes to Financial Statements). Excluding the effects of the write-offs, earnings increased by $63.4 million over 1991 earnings as a result of several factors, including higher revenues, lower interest costs, and lower operating expenses. Partially offsetting these factors were higher fuel and purchased power costs and higher maintenance expense.

    Operating  revenues were up $154.4 million during 1992 on sales volumes of
20.6 million MWh compared to 20.0 million MWh in 1991. The volume increase of $48.6 million was largely due to customer growth in residential and business customer classes and increased sales due to more normal weather as compared to 1991. A price-related increase of $85.9 million was largely due to an increase in retail base rates effective December 6, 1991 and a higher average price for interchange sales to other utilities. Also contributing to the increase in 1992 was $19.9 million reversal of a non-cash refund obligation recorded in December, 1991 (see Note 2 of Notes to Financial Statements).

    Interest costs were $34.9 million lower in 1992 as compared to 1991 due to lower average debt balances resulting from the redemptions of outstanding debt in 1991 with proceeds from the sale of Cholla 4 and lower interest rates on both variable-rate debt and refinancings.

    Fuel expenses increased in 1992 over 1991 by $13.4 million as a result of increased generation due to increased retail and interchange sales, and increased gas prices. These increases were partially offset by lower prices for coal and uranium. The increase in the purchased power component of fuel expenses was due to favorable market prices.

    Operations expense was $15.3 million lower in 1992 as compared to 1991 primarily due to lower operating costs at Palo Verde, lower fossil plant overhaul costs, and other miscellaneous cost reductions. Partially offsetting these were an obligation recorded for an employee gainsharing plan and higher nuclear refueling outage costs.

Other Income

    Net income reflects accounting practices required for regulated public utilities and represents a composite of cash and noncash items, including AFUDC, accretion income on Palo Verde Unit 3, and the reversal of a refund obligation related to the Palo Verde write-off, (see "Statement of Cash Flows" and Note 2 of Notes to Financial Statements). The Company recorded after-tax accretion income of $45.3 million, $40.7 million and $3.2 million in 1993, 1992 and 1991, respectively. The Company also recorded refund obligation reversals in electric operating revenues of $12.9 million after tax in each of the years 1993 and 1992, and $0.9 million in 1991. The Company will record the remaining after-tax accretion income and refund obligation reversal of $20.3 million and $5.6 million, respectively, by June 5, 1994.

PALO VERDE NUCLEAR GENERATING STATION

    As the Company continues its investigation and analysis of the Palo Verde steam generators, certain corrective actions are being taken. These include chemical cleaning, operating the units at reduced temperatures, and for some periods, operating the units at 86% power. So long as three units are involved in mid-cycle outages and are operated at 86%, the Company will incur an average of approximately $2 million per month (before income taxes) for additional fuel and purchased power costs. See "Palo Verde Tube Cracks" in
Note 10 of Notes to Financial Statements for a more detailed discussion.

                         ITEM 8. FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES



                                                                           Page
                                                                        --------
Report of Management...................................................     20

Independent Auditors' Report...........................................     21

Statements of Income for each of the three years in the period ended
  December 31, 1993....................................................     22

Balance Sheets -- December 31, 1993 and 1992...........................     23

Statements of Retained Earnings for each of the three years in the
  period ended December 31, 1993........................................    25

Statements of Cash Flows for each of the three years in the period ended
  December 31, 1993......................................................   26

Notes to Financial Statements............................................   27

Financial Statement Schedules for each of the three years in the period ended December 31, 1993

    Schedule V -- Property, Plant and Equipment..........................   41

    Schedule VI -- Accumulated Depreciation, Depletion and Amortization
      of Property, Plant and Equipment...................................   44

    Schedule IX -- Short-Term Borrowings.................................   47


    See Note 12 of Notes to Financial Statements for the selected quarterly financial data required to be presented in this Item.

                             REPORT OF MANAGEMENT

    The primary responsibility for the integrity of the Company's financial information rests with management, which has prepared the accompanying financial statements and related information. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, based on management's best estimates and judgments, and giving due consideration to materiality. These financial statements have been audited by independent auditors and their report is included.

    Management maintains and relies upon systems of internal accounting controls, which are periodically reviewed by both the Company's internal auditors and its independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports, or summaries thereof, are transmitted to the Audit Committee of the Board of Directors and the independent auditors on a timely basis.

    The Audit Committee, composed solely of outside directors, meets periodically with the internal auditors and independent auditors (as well as management) to review the work of each. The internal auditors and independent auditors have free access to the Audit Committee, without management present, to discuss the results of their audit work.

    Management believes that the Company's systems, policies and procedures provide reasonable assurance that operations are conducted in conformity with the law and with management's commitment to a high standard of business conduct.


        O. MARK DE MICHELE                        JARON B. NORBERG
        O. Mark De Michele                        Jaron B. Norberg
        President and                             Executive Vice President and
        Chief Executive Officer                   Chief Financial Officer

<AUDIT-REPORT>
                         INDEPENDENT AUDITORS' REPORT

    Arizona Public Service Company:

    We have audited the accompanying balance sheets of Arizona Public Service Company as of December 31, 1993 and 1992 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

    As discussed in Note 8 to the Financial Statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.


Deloitte & Touche
Phoenix, Arizona
February 21, 1994
</AUDIT-REPORT>

                        ARIZONA PUBLIC SERVICE COMPANY
                             STATEMENTS OF INCOME


                                                                 YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                         1993             1992             1991
                                                    ---------------  ---------------  ---------------
                                                                 (THOUSANDS OF DOLLARS)
Electric Operating Revenues.......................  $     1,686,290  $     1,669,679  $     1,515,289
  Refund obligation (Note 2)......................               --               --          (53,436)
                                                    ---------------  ---------------  ---------------
    Net Operating Revenues........................        1,686,290        1,669,679        1,461,853
                                                    ---------------  ---------------  ---------------
Fuel Expenses:
  Fuel for electric generation....................          231,434          230,194          223,983
  Purchased power.................................           69,112           57,007           49,788
                                                    ---------------  ---------------  ---------------
    Total.........................................          300,546          287,201          273,771
                                                    ---------------  ---------------  ---------------
Operating Revenues Less Fuel Expenses.............        1,385,744        1,382,478        1,188,082
                                                    ---------------  ---------------  ---------------
Other Operating Expenses:
  Operations excluding fuel expenses..............          282,660          270,838          286,167
  Maintenance.....................................          118,556          119,674          115,569
  Depreciation and amortization...................          222,610          219,118          217,198
  Income taxes (Note 8)...........................          168,056          164,620           96,273
  Other taxes (Note 11)...........................          221,374          215,970          214,505
  Palo Verde cost deferral (Notes 1 and 2)........               --               --          (70,886)
                                                    ---------------  ---------------  ---------------
    Total.........................................        1,013,256          990,220          858,826
                                                    ---------------  ---------------  ---------------
Operating Income..................................          372,488          392,258          329,256
                                                    ---------------  ---------------  ---------------
Other Income (Deductions):
  Allowance for equity funds used during
    construction..................................            2,326            3,103            3,902
  Palo Verde cost deferral (Notes 1 and 2)........               --               --           63,068
  Income taxes (Note 8)...........................          (20,851)         (16,735)         (11,393)
  Disallowed Palo Verde costs (Note 2)............               --               --         (577,145)
  Income taxes on disallowed Palo Verde costs
    (Note 8)......................................               --               --          202,416
  Palo Verde accretion income (Note 2)............           74,880           67,421            5,306
  Other -- net....................................           (2,135)          (4,988)         (11,076)
                                                    ---------------  ---------------  ---------------
    Total.........................................           54,220           48,801         (324,922)
                                                    ---------------  ---------------  ---------------
Income Before Interest Deductions.................          426,708          441,059            4,334
                                                    ---------------  ---------------  ---------------
Interest Deductions:
  Interest on long-term debt......................          164,610          186,915          217,261
  Interest on short-term borrowings...............            6,662            3,831           10,363
  Debt discount, premium and expense..............            9,203            8,000            5,995
  Allowance for borrowed funds used during
    construction..................................           (4,153)          (4,492)          (6,636)
                                                    ---------------  ---------------  ---------------
    Total.........................................          176,322          194,254          226,983
                                                    ---------------  ---------------  ---------------
Net Income (Loss).................................          250,386          246,805         (222,649)
Preferred Stock Dividend Requirements.............           30,840           32,452           33,404
                                                    ---------------  ---------------  ---------------
Earnings (Loss) for Common Stock..................  $       219,546  $       214,353  $      (256,053)
                                                    ===============  ===============  ===============

See Notes to Financial Statements.

                        ARIZONA PUBLIC SERVICE COMPANY
                                BALANCE SHEETS
                                    ASSETS
                                                                          DECEMBER 31,
                                                                --------------------------------
                                                                     1993             1992
                                                                ---------------  ---------------
                                                                     (THOUSANDS OF DOLLARS)
Utility Plant (Notes 4, 6 and 7):
  Electric plant in service and held for future use...........  $     6,333,884  $     6,197,459
  Less accumulated depreciation and amortization..............        1,991,143        1,897,433
                                                                ---------------  ---------------
    Total.....................................................        4,342,741        4,300,026
  Construction work in progress...............................          197,556          162,168
  Nuclear fuel, net of amortization of $67,752,000 and
    $76,266,000...............................................           60,953           61,603
                                                                ---------------  ---------------
      Utility Plant -- net....................................        4,601,250        4,523,797
                                                                ---------------  ---------------

Investments and Other Assets (at cost)........................           63,224           58,702
                                                                ---------------  ---------------

Current Assets:
  Cash and cash equivalents...................................            7,557            1,152
  Accounts receivable:
    Service customers.........................................          102,745          120,109
    Other.....................................................           21,091           34,203
    Allowance for doubtful accounts...........................           (2,569)          (2,156)
  Accrued utility revenues (Note 1)...........................           60,356           51,517
  Materials and supplies (at average cost)....................           96,174           95,978
  Fossil fuel (at average cost)...............................           34,220           36,668
  Deferred income tax (Note 8)................................           29,117           37,902
  Other.......................................................           12,653            6,037
                                                                ---------------  ---------------
    Total Current Assets......................................          361,344          381,410
                                                                ---------------  ---------------

Deferred Debits:
  Regulatory asset for income taxes (Note 8)..................          585,294               --
  Palo Verde Unit 3 cost deferral (Notes 1 and 2).............          301,748          310,908
  Palo Verde Unit 2 cost deferral (Note 1)....................          177,998          184,061
  Unamortized costs of reacquired debt........................           63,147           52,709
  Unamortized debt issue costs................................           17,999           17,107
  Other.......................................................          185,258          100,738
                                                                ---------------  ---------------
    Total Deferred Debits.....................................        1,331,444          665,523
                                                                ---------------  ---------------
    Total.....................................................  $     6,357,262  $     5,629,432
                                                                ===============  ===============

See Notes to Financial Statements.

                        ARIZONA PUBLIC SERVICE COMPANY
                                BALANCE SHEETS
                                 LIABILITIES
                                                                           DECEMBER 31,
                                                                  ------------------------------
                                                                       1993            1992
                                                                  --------------  --------------
                                                                      (THOUSANDS OF DOLLARS)
Capitalization (Notes 3 and 4):
  Common stock..................................................  $      178,162  $      178,162
  Premiums and expenses -- net..................................       1,037,681       1,038,329
  Retained earnings.............................................         307,098         259,899
                                                                  --------------  --------------
    Common stock equity.........................................       1,522,941       1,476,390
  Non-redeemable preferred stock................................         193,561         168,561
  Redeemable preferred stock....................................         197,610         225,635
  Long-term debt less current maturities........................       2,124,654       2,052,763
                                                                  --------------  --------------
      Total Capitalization......................................       4,038,766       3,923,349
                                                                  --------------  --------------

Current Liabilities:
  Notes payable to banks (Note 5)...............................              --         130,000
  Commercial paper (Note 5).....................................         148,000          65,000
  Current maturities of long-term debt (Note 4).................           3,179          94,217
  Accounts payable..............................................          81,772          82,062
  Accrued taxes.................................................         112,293         103,467
  Accrued interest..............................................          45,729          44,842
  Other (Note 2)................................................          60,737          75,089
                                                                  --------------  --------------
      Total Current Liabilities.................................         451,710         594,677
                                                                  --------------  --------------

Deferred Credits and Other:
  Deferred income taxes (Note 8)................................       1,391,184         711,978
  Deferred investment tax credit................................         149,819         156,767
  Unamortized gain -- sale of utility plant (Note 7)............         107,344         116,167
  Customer advances for construction............................          15,578          13,665
  Other.........................................................         202,861         112,829
                                                                  --------------  --------------
      Total Deferred Credits and Other..........................       1,866,786       1,111,406
                                                                  --------------  --------------

Commitments and Contingencies (Notes 2 and 10)

      Total.....................................................      $6,357,262      $5,629,432
                                                                  ==============  ==============

See Notes to Financial Statements.

                        ARIZONA PUBLIC SERVICE COMPANY
                       STATEMENTS OF RETAINED EARNINGS
                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               1993          1992           1991
                                                           ------------  ------------  --------------
                                                                     (THOUSANDS OF DOLLARS)
Retained earnings at beginning of year...................  $    259,899  $    215,974  $      647,587
Add: Net income (loss)...................................       250,386       246,805        (222,649)
                                                           ------------  ------------  --------------
      Total..............................................       510,285       462,779         424,938
                                                           ------------  ------------  --------------

Deduct:
  Dividends:
    Common stock (Notes 3 and 4).........................       170,000       170,000         170,000
    Preferred stock (see below)..........................        30,840        32,452          33,404
  Premium paid on reacquisition of preferred stock.......         2,347           428           5,560
                                                           ------------  ------------  --------------
      Total deductions...................................       203,187       202,880         208,964
                                                           ------------  ------------  --------------
Retained earnings at end of year.........................  $    307,098  $    259,899  $      215,974
                                                           ============  ============  ==============
Dividends on preferred stock:
  $1.10 preferred........................................  $        172  $        172  $          172
  $2.50 preferred........................................           258           258             258
  $2.36 preferred........................................            94            94              94
  $4.35 preferred........................................           326           326             326
  Serial preferred:
    $2.40 Series A.......................................           576           576             576
    $2.625 Series C......................................           630           630             630
    $2.275 Series D......................................           455           455             455
    $3.25 Series E.......................................         1,040         1,040           1,040
    $10.00 Series H......................................            --            58             193
    $8.32 Series J.......................................         3,364         4,160           4,160
    $8.80 Series K.......................................         1,454         1,654           1,794
    $12.90 Series N......................................            --         1,196           2,994
    Adjustable Rate Series Q.............................         3,000         3,083           3,321
    $11.50 Series R......................................         3,630         4,081           4,720
    $8.48 Series S.......................................         3,251         4,240           4,240
    $8.50 Series T.......................................         4,250         4,250           4,250
    $10.00 Series U......................................         5,000         5,000           4,181
    $7.875 Series V......................................         1,966         1,179              --
    $1.8125 Series W.....................................         1,374            --              --
                                                           ------------  ------------  --------------
      Total..............................................  $     30,840  $     32,452  $       33,404
                                                           ============  ============  ==============

See Notes to Financial Statements.

                        ARIZONA PUBLIC SERVICE COMPANY
                           STATEMENTS OF CASH FLOWS
                                                                    YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                             1993             1992             1991
                                                        --------------  ----------------  --------------
                                                                     (THOUSANDS OF DOLLARS)
Cash Flows from Operations:
  Net income (loss)...................................  $      250,386  $        246,805  $     (222,649)
  Items not requiring cash:
    Depreciation and amortization.....................         222,610           219,118         217,198
    Nuclear fuel amortization.........................          32,024            36,605          43,990
    Allowance for equity funds used during
      construction....................................          (2,326)           (3,103)         (3,902)
    Deferred income taxes -- net......................         102,697            84,097        (128,904)
    Deferred investment tax credit -- net.............          (6,948)           (6,804)        (15,393)
    Palo Verde cost deferral..........................              --                --        (133,954)
    Refund obligation -- net..........................         (21,374)          (21,374)         52,057
    Disallowed Palo Verde costs.......................              --                --         577,145
    Palo Verde accretion income.......................         (74,880)          (67,421)         (5,306)
  Changes in certain current assets and liabilities:
    Accounts receivable -- net........................          30,889           (33,965)         19,757
    Accrued utility revenues..........................          (8,839)           (7,055)          1,004
    Materials, supplies and fossil fuel...............           2,252             5,094          (8,490)
    Other current assets..............................          (6,616)            3,795            (312)
    Accounts payable..................................         (18,622)            7,172          10,317
    Accrued taxes.....................................           8,826            18,284          (5,376)
    Accrued interest..................................             241           (16,131)         (4,358)
    Other current liabilities.........................           7,282             5,405           3,175
  Other -- net........................................          18,686            (2,386)          2,562
                                                        --------------  ----------------  --------------
      Net cash provided...............................         536,288           468,136         398,561
                                                        --------------  ----------------  --------------
Cash Flows from Financing:
  Preferred stock.....................................          72,644            24,781          49,375
  Long-term debt......................................         520,020           643,360         319,463
  Short-term borrowings -- net........................         (47,000)          195,000        (159,000)
  Dividends paid on common stock......................        (170,000)         (170,000)       (170,000)
  Dividends paid on preferred stock...................         (30,945)          (32,574)        (33,127)
  Repayment of preferred stock........................         (78,663)          (27,850)        (15,175)
  Repayment and reacquisition of long-term debt.......        (558,799)       (1,013,371)       (314,457)
                                                        --------------  ----------------  --------------
    Net cash used.....................................        (292,743)         (380,654)       (322,921)
                                                        --------------  ----------------  --------------
Cash Flows from Investing:
  Capital expenditures................................        (234,944)         (224,419)       (182,687)
  Allowance for equity funds used during construction.           2,326             3,103           3,902
  Sale of property (Note 2)...........................              --                --         233,504
  Other...............................................          (4,522)           (4,099)         (1,994)
                                                        --------------  ----------------  --------------
    Net cash provided (used)..........................        (237,140)         (225,415)         52,725
                                                        --------------  ----------------  --------------
Net increase (decrease) in cash and cash equivalents..           6,405          (137,933)        128,365
Cash and cash equivalents at beginning of period......           1,152           139,085          10,720
                                                        --------------  ----------------  --------------
Cash and cash equivalents at end of period............  $        7,557  $          1,152  $      139,085
                                                        ==============  ================  ==============
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest (excluding capitalized interest).........  $      161,843  $        200,986  $      220,908
    Income taxes......................................  $       88,239  $         85,141  $       63,104

See Notes to Financial Statements.

                        ARIZONA PUBLIC SERVICE COMPANY
                        NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. Accounting Records -- The accounting records are maintained in accordance with generally accepted accounting principles applicable to rate-regulated enterprises. The Company is regulated by the ACC and the FERC and the accompanying financial statements reflect the rate-making policies of these commissions.

    b. Common Stock -- All of the outstanding shares of common stock of the Company are owned by Pinnacle West.

    c. Cash and Cash Equivalents -- For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

    d. Utility Plant and Depreciation -- Utility plant represents the buildings, equipment and other facilities used to provide electric service. The cost of utility plant includes labor, materials, contract services, other related items and an allowance for funds used during construction. The cost of retired depreciable utility plant, plus costs of removal minus salvage realized, is charged to accumulated depreciation.

    Depreciation on utility property is recorded on a straight-line basis. The applicable ACC approved rates for 1991 through 1993 ranged from 0.84% to 15.00% which resulted in annual composite rates of 3.37%.

    e. Nuclear Decommissioning Costs -- In 1993, the Company recorded $6.5 million for decommissioning expense. Based on a more recent site-specific study to completely remove all facilities, the Company expects to record $11.4 million for decommissioning expense in 1994. The Company estimates it will cost approximately $2.1 billion ($407 million in 1993 dollars), over a thirteen year period beginning in 2023, to decommission its 29.1% interest in Palo Verde. Decommissioning costs are charged to expense over the respective unit's operating license term and included in the accumulated depreciation balance until Palo Verde is retired from service.

    As required by the ACC, the Company has established external trust accounts into which quarterly deposits are made for decommissioning. As of December 31, 1993, the Company has deposited a total of $35.0 million. The trust accounts are included in "Investments and Other Assets" on the Company's balance sheet and have accumulated, with interest, a $44.7 million balance at December 31, 1993.

    f. Revenues -- Revenues are recognized on the accrual basis and include estimated amounts for service rendered but unbilled at the end of each accounting period.

    g. Allowance for Funds Used During Construction -- AFUDC represents the cost of debt and equity funds used to finance construction of utility plant. Plant construction costs, including AFUDC, are recovered in authorized rates through related depreciation when completed projects are placed into commercial operation. AFUDC does not represent current cash earnings.

    AFUDC has been calculated using composite rates of 7.20% for 1993; 10.00% for 1992; and 10.15% for 1991. The Company compounds AFUDC semiannually and ceases to accrue AFUDC when construction is completed and the property is placed in service.

    h. Reacquired Debt Costs -- Gains and losses on reacquired debt are deferred and amortized over the remaining original life of the debt, consistent with ratemaking.

    i. Nuclear Fuel -- Nuclear fuel cost is amortized to fuel expense based on the relationship of the quantity of heat produced in the current period to the total quantity of heat expected to be produced over the remaining life of the fuel.

    Under Federal law, the DOE is responsible for the permanent disposal of spent nuclear fuel. The DOE assesses $.001 per kilowatt-hour of nuclear generation. This amount is charged to nuclear fuel expense and recovered through rates.

    j. Palo Verde Cost Deferrals -- As authorized by the ACC, the Company deferred operating costs (excluding fuel) and financing costs for Palo Verde Units 2 and 3 (including their share of facilities common to all units) from the commercial operation date (September 1986 and January 1988, respectively) until the date the units

                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                              were  included  in  a rate order (April 1988 and
December 1991, respectively). The deferrals are being amortized and recovered in rates over thirty-five year periods.

    k. Reclassification -- certain prior year balances have been reclassified to conform to the 1993 presentation.

2. REGULATORY MATTERS

    RATE CASE SETTLEMENT

    In December 1991, the Company and the ACC reached a settlement in a retail rate case that had been pending before the ACC since January 1990. The ACC authorized an annual net revenue increase of $66.5 million, or approximately 5.2%. In turn, the Company wrote off $577.1 million of costs associated with Palo Verde and recorded a refund obligation of $53.4 million. The after-tax impact of these adjustments reduced 1991 net income by $407 million. A discussion of the components of the disallowance follows.

    Prudence Audit

    The ACC closed its prudence audit of Palo Verde and the Company wrote off $142 million ($101.3 million after tax) of construction costs relating to Palo Verde Units 1, 2, and 3 and $13.3 million ($8.6 million after tax) of deferred costs relating to the prudence audit.

    Interim or Temporary Revenues

    The ACC removed the interim and temporary designation on $385 million of revenues collected by the Company from 1986 through 1991 that had been previously authorized for Palo Verde Units 1 and 2. The Company recorded a refund obligation to customers of $53.4 million ($32.3 million after tax) related to the Palo Verde write-off discussed above. The refund obligation has been used to reduce the amount of annual rate increase granted rather than require specific customer refunds and is being reversed over thirty months beginning December 1991. The after-tax refund obligation reversals recorded as electric operating revenue by the Company amounted to $0.9 million in 1991 and $12.9 million in each of the years 1992 and 1993 and will amount to $5.6 million after tax in 1994.

    Temporary Excess Capacity -- Palo Verde Unit 3

    The ACC deemed a portion of Palo Verde Unit 3 to be excess capacity and, accordingly, did not recognize the related Unit 3 costs for ratemaking purposes. This action effectively disallows for thirty months a return on approximately $475 million of the Company's investment in Unit 3. The Company recognized a charge of $181.2 million ($109.5 million after tax), representing the present value of the lost cash flow and to that extent temporarily discounted the carrying value of Unit 3.

    In accordance with generally accepted accounting principles, the Company is recording over the thirty-month period accretion income on Unit 3 in the aggregate amount of the discount. The Company recorded after-tax accretion income of $3.2 million, $40.7 million, and $45.3 million in 1991, 1992, and 1993, respectively, and will record after-tax accretion income of $20.3 million in 1994.

    In December 1991, the Company stopped deferring Unit 3 costs and recorded a $240.6 million ($155.3 million after tax) write-off of Unit 3 cost deferrals due to Unit 3 being deemed excess capacity. At that time the Company began amortizing to expense and recovering in rates the remaining $320 million balance of deferrals over a thirty-five year period as approved by the ACC.

    Future Retail Rate Increase

    The Company agreed not to file a new rate application before December 1993 and the ACC agreed to expedite the processing of a future rate application. The Company and the ACC also agreed on an average unit sales price ceiling of
9.585 cents per kilowatt-hour in this future rate application, if filed prior to January 1,

                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 1995. The Company's 1993 average unit sales price was approximately 9 cents per kilowatt-hour. This ceiling may be adjusted for the effects of significant changes in laws, regulatory requirements, or the Company's cost of equity capital. Management believes that the unit sales price ceiling will not adversely impact the Company's future earnings and has not yet determined when a rate case may be filed.

    Dividend Payments

    The Company agreed to limit its annual common stock dividends to Pinnacle West to $170 million through December 1993.

    SALE OF CHOLLA UNIT 4

    In July 1991, the Company sold Cholla 4 to PacifiCorp for approximately $230 million. The resulting after-tax gain of approximately $20 million was deferred and is being amortized as a reduction to operations expense over a four year period in accordance with an ACC order. The transaction also provides for transmission access and electrical energy sales and exchanges between the Company and PacifiCorp.


                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. COMMON AND PREFERRED STOCKS

                                         Number of Shares                                  Par Value
                        --------------------------------------------------  ---------------------------------------     Call
                                                     Outstanding                                Outstanding             Price
                                            ------------------------------      Per      --------------------------      Per
                            Authorized           1993            1992          Share         1993          1992       Share(a)
                        ------------------  --------------  --------------  -----------  ------------  ------------  -----------
                                                                                           (Thousands of Dollars)
COMMON STOCK..........      100,000,000         71,264,947      71,264,947  $      2.50  $    178,162  $    178,162           --
                                            ==============  ==============               ============  ============
PREFERRED STOCK (CUMULATIVE):
  NON-REDEEMABLE:
  $1.10...............          160,000            155,945         155,945  $     25.00  $      3,898  $      3,898  $     27.50
  $2.50...............          105,000            103,254         103,254        50.00         5,163         5,163        51.00
  $2.36...............          120,000             40,000          40,000        50.00         2,000         2,000        51.00
  $4.35...............          150,000             75,000          75,000       100.00         7,500         7,500       102.00
  Serial preferred....        1,000,000
    $2.40 Series A....                             240,000         240,000        50.00        12,000        12,000        50.50
    $2.625 Series C...                             240,000         240,000        50.00        12,000        12,000        51.00
    $2.275 Series D...                             200,000         200,000        50.00        10,000        10,000        50.50
    $3.25 Series E....                             320,000         320,000        50.00        16,000        16,000        51.00
  Serial preferred....        4,000,000(b)
    $8.32 Series J....                                  --         500,000       100.00            --        50,000
    Adjustable rate --
      Series Q........                             500,000         500,000       100.00        50,000        50,000       (c)
  Serial preferred....       10,000,000
    $1.8125 Series W..                           3,000,000              --        25.00        75,000            --       (d)
                                            --------------  --------------               ------------  ------------
        Total.........                           4,874,199       2,374,199               $    193,561  $    168,561
                                            ==============  ==============               ============  ============

  REDEEMABLE:
  Serial preferred:
    $8.80 Series K....                             142,100         187,100      $100.00  $     14,210  $     18,710       (e)
    $11.50 Series R...                             284,000         319,250       100.00        28,400        31,925       (f)
    $8.48 Series S....                             300,000         500,000       100.00        30,000        50,000       (g)
    $8.50 Series T....                             500,000         500,000       100.00        50,000        50,000
    $10.00 Series U...                             500,000         500,000       100.00        50,000        50,000
    $7.875 Series V...                             250,000         250,000       100.00        25,000        25,000       (h)
                                            --------------  --------------               ------------  ------------
        Total.........                           1,976,100       2,256,350               $    197,610  $    225,635
                                            ==============  ==============               ============  ============


    Non-redeemable preferred stock is not redeemable except at the option of the Company. Redeemable preferred stock is redeemable through sinking fund obligations in addition to being callable by the Company.

    (a)  In each case plus accrued dividends.

    (b) This authorization covers both outstanding non-redeemable and all redeemable preferred stock.

    (c)  Dividend  rate  adjusted quarterly to 2% below that of certain United
         States Treasury securities, but in no event less than 6% or greater than 12% per annum. Redeemable at par.

    (d)  Redeemable at par after December 1, 1998.

    (e) Redeemable at $103.00 through February 28, 1994 and at $101.00 thereafter.

                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    (f)  Redeemable   after June    1,  1994   at  $105.45,   declining  by  a
         predetermined amount each year to par after June 1, 2003.

    (g)  Redeemable at $102.12 through May 31, 1994, and at par thereafter.

    (h) Redeemable at $107.09 through May 31, 1994, and thereafter declining by a predetermined amount each year to par after May 31, 2002.

     If there were to be any arrearage in dividends on any of the Company's preferred stock or in the sinking fund requirements applicable to any of its redeemable preferred stock, the Company could not pay dividends on its common stock or acquire any shares thereof for consideration.

     The redemption requirements for the above  issues for the next five years
are:   1994,  $65,775,000;   1995,  $13,525,000;   1996,  $13,525,000;   1997,
$13,525,000; and 1998, $13,525,000.

CHANGES IN REDEEMABLE PREFERRED STOCK

                                        Number of Shares                                  Par Value
                                          Outstanding                                    Outstanding
                         ----------------------------------------------  -------------------------------------------
                                                                                    (Thousand of Dollars)
      Description             1993            1992            1991           1993           1992           1991
- -----------------------  --------------  --------------  --------------  -------------  -------------  -------------
Balance, January 1.....       2,256,350       2,272,782       1,924,532  $     225,635  $     227,278  $     192,453
  Issuance:
    $10.00 Series U....              --              --         500,000             --             --         50,000
    $7.875 Series V....              --         250,000              --             --         25,000             --
  Retirements:
    $10.00 Series H....              --          (8,677)        (16,000)            --           (868)        (1,600)
    $8.80 Series K.....         (45,000)         (4,725)        (40,275)        (4,500)          (472)        (4,027)
    $12.90 Series N....              --        (213,280)        (24,975)            --        (21,328)        (2,498)
    $11.50 Series R....         (35,250)        (39,750)        (70,500)        (3,525)        (3,975)        (7,050)
    $8.48 Series S.....        (200,000)             --              --        (20,000)            --             --
                         --------------  --------------  --------------  -------------  -------------  -------------
Balance, December 31...       1,976,100       2,256,350       2,272,782  $     197,610  $     225,635  $     227,278
                         ==============  ==============  ==============  =============  =============  =============

                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT

                                                                               Year Ended December 31,
                                                                            ------------------------------
                           Maturity Dates           Interest Rates               1993            1992
                         ------------------  -----------------------------  --------------  --------------
                                                                                (Thousands of Dollars)
First mortgage bonds          1997-2028             5.5%-13.25%(a)          $    1,729,070  $    1,615,602
Pollution control
  indebtedness                2009-2015              Adjustable(b)                 369,130         424,330
Revolving Credit                 1993          LIBOR + 0.30% to 0.45%(c)                --          75,000
Capitalized lease
  obligation                  1994-2001                7.48%(d)                     29,633          32,048
                                                                            --------------  --------------
  Total long-term debt                                                           2,127,833       2,146,980
Less current maturities                                                              3,179          94,217
                                                                            --------------  --------------
  Total long-term debt less
    current maturities                                                      $    2,124,654  $    2,052,763
                                                                            ==============  ==============

    (a) The weighted average rate on outstanding debt at year-end for 1993 and 1992 was 8.25% and 8.70%, respectively.

    (b) The interest rates at year-end varied from 2.80% to 3.50% for 1993 and from 3.20% to 4.40% for 1992.

    (c) The weighted average rate on outstanding borrowings at year-end 1992 was 4.41%.

    (d) Represents the present value of future lease payments (discounted at the interest rate of 7.48%) on a combined cycle plant sold and leased back from the independent owner-trustee formed to own the facility.
         See Note 7.

    Aggregate annual payments due on long-term debt and for sinking fund requirements through 1998 are as follows: 1994, $3,179,000; 1995, $3,408,000;
1996, $3,512,000; 1997, $153,780,000; and 1998, $109,068,000.

    The Company had approximately $370 million of variable-rate long-term debt outstanding at December 31, 1993. Changes in interest rates would affect the costs associated with this debt.

    Substantially all utility plant (other than nuclear fuel, transportation equipment, and the combined cycle plant) is subject to the lien of the first mortgage bond indenture. The first mortgage bond indenture includes provisions which would restrict the payment of common stock dividends under certain conditions which did not exist at December 31, 1993.


5. LINES OF CREDIT


    APS had committed lines of credit with various banks of $302 million at December 31, 1993 and 1992 which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees on these lines were 0.1875% per annum through April 29, 1992 and 0.25% thereafter through December 31, 1993. The Company had commercial paper borrowings outstanding of $148 million at December 31, 1993 and bank borrowings of $130 million at December 31, 1992.

    In 1992, the Company also had a $70 million letter of credit commercial paper program. Under this program, which expired in November, 1993, the Company had $65 million of borrowings outstanding at December 31, 1992. The commitment fees for this program were 0.30% per year.

    By Arizona statute, the Company's short-term borrowings cannot exceed 7% of total capitalization without the consent of the ACC.

                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. JOINTLY-OWNED FACILITIES

    At December 31, 1993, the Company owned interests in the following jointly-owned electric generating and transmission facilities. The Company's share of related operating and maintenance expenses is included in Operating Expenses.

                                             Percent
                                             Owned by       Plant in       Accumulated      Construction
                                             Company        Service       Depreciation    Work in Progress
                                           ------------  --------------  ---------------  ----------------
                                                               (Dollars in Thousands)
GENERATING FACILITIES:
  Palo Verde Nuclear
    Generating Station --
    Units 1 & 3..........................      29.1%     $    1,825,842   $      371,818    $       17,995
  Palo Verde Nuclear
    Generating Station --
    Unit 2...............................      17.0%            552,798          114,118            17,946
  Four Corners Steam
    Generating Station --
    Units 4 & 5..........................      15.0%            140,408           46,884             1,220
  Navajo Steam
    Generating Station --
    Units 1, 2 & 3.......................      14.0%            135,073           70,397            11,865
  Cholla Steam
    Generating Station --
    Common Facilities only(a)............      62.8%             69,678           30,440             1,324
TRANSMISSION FACILITIES:
  ANPP 500KV System......................      35.8%(b)          62,619           13,849               910
  Navajo Southern System.................      31.4%(b)          26,742           14,386                 6
  Palo Verde-Yuma 500KV System...........      23.9%(b)          11,411            3,006                --
  Four Corners Switchyards...............      27.5%(b)           3,045            1,790                 3
  Phoenix-Mead System....................      17.1%(b)              --               --             8,983


    (a) The Company is the operating agent for Cholla 4, which is owned by PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.

    (b)  Weighted average of interests.

7. LEASES

    In 1986, the Company entered into sale and leaseback transactions under which it sold approximately 42% of its share of Palo Verde Unit 2. The gain of approximately $140,220,000 has been deferred and is being amortized to operations expense over the original lease term. The leases are being accounted for as operating leases. The amounts paid each year approximate $40,134,000 through December 1999, $46,285,000 through December 2000 and $48,982,000 through December 2015. The leases include options to renew for two additional years and to purchase the property at fair market value at the end of the lease terms. Consistent with the ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset (totalling approximately $49 million at December 31, 1993) has been established for the difference between lease payments and rent expense calculated on a straight-line basis. Lease expense for 1993, 1992 and 1991 was $41,750,000, $45,838,000 and $45,633,000, respectively.

                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    The Company has a capital lease on a combined cycle plant which it sold and leased back. The lease requires semiannual payments of $2,582,000 through June 2001 and includes renewal and purchase options based on fair market value. This plant is included in plant in service at its original cost of $54,405,000; accumulated depreciation at December 31, 1993 was $37,315,000.

    In addition, the Company also leases certain land, buildings, equipment and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates. Rent expense for 1993, 1992, and 1991 were approximately $11,096,000, $14,733,000 and $16,046,000, respectively.
Annual future minimum rental commitments, excluding the Palo Verde and combined cycle leases, for the period 1994 through 1998 range between $11 million and $13 million. Total rental commitments after 1998 are estimated at $129 million.


8. INCOME TAXES


    The Company is included in the consolidated income tax returns of Pinnacle West. Income taxes are allocated to the Company based on its separate company taxable income or loss. Approximately $17.3 million of income taxes were payable to Pinnacle West at December 31, 1993. Investment tax credits were deferred and are being amortized to other income over the estimated life of the related assets as directed by the ACC.

    Effective January 1, 1993, the Company adopted the provisions of SFAS No. 109, which requires the use of the liability method in accounting for income taxes. Upon adoption the Company recorded deferred income tax liabilities related to the equity component of AFUDC, the debt component of AFUDC recorded net of tax, and other temporary differences for which deferred income taxes had not been provided. Deferred income tax balances were also adjusted for changes in tax rates. The adoption of SFAS No. 109 had no material effect on net income but increased deferred income tax liabilities by $585.3 million at December 31, 1993. Historically the FERC and ACC have allowed revenues sufficient to pay for these deferred tax liabilities, and, in accordance with SFAS No. 109, a regulatory asset has been established in a corresponding amount.

    The components of income tax expense (benefit) are:


                                                  Year Ended December 31,
                                              --------------------------------
                                                1993       1992        1991
                                              ---------  ---------  ----------
                                                   (Thousands of Dollars)
Current:
  Federal...................................  $  69,243  $  80,921  $   39,446
  State.....................................     23,915     23,141      11,010
                                              ---------  ---------  ----------
    Total current...........................     93,158    104,062      50,456
                                              ---------  ---------  ----------
Deferred:
  Depreciation -- net.......................     58,844     75,931      56,478
  Palo Verde cost deferral..................     (5,015)    (5,015)     46,004
  Alternative minimum tax...................     13,661      7,732     (10,565)
  Disallowed Palo Verde costs (including
    ITC)....................................         --         --    (202,416)
  Refund obligation.........................      8,454      8,454     (20,591)
  Palo Verde accretion income...............     29,618     26,668       2,099
  Loss on reacquired debt...................      4,288     10,266      (1,032)
  Palo Verde start-up costs.................     (1,335)   (28,976)     (1,337)
  Investment tax credit -- net..............     (6,948)    (6,804)    (11,117)
  Other -- net..............................     (5,818)   (10,963)     (2,729)
                                              ---------  ---------  ----------
    Total deferred..........................     95,749     77,293    (145,206)
                                              ---------  ---------  ----------
      Total.................................  $ 188,907  $ 181,355  $  (94,750)
                                              =========  =========  ==========

                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    Total income tax expense (benefit) differed from the amount computed by multiplying income before income taxes by the statutory federal income tax rate due to the following:

                                                  Year Ended December 31,
                                              --------------------------------
                                                1993       1992        1991
                                              ---------  ---------  ----------
                                                   (Thousands of Dollars)
Federal income tax expense (benefit) at
  statutory rate (35% in 1993, 34% in 1992
  and 1991).................................  $ 153,753  $ 145,574   $(107,916)
Increase (reductions) in tax expense
  resulting from:
  Tax under book depreciation...............     17,671     17,465      21,776
  Palo Verde cost deferral..................         --         --      (4,063)
  Disallowed Palo Verde costs (including
    ITC)....................................         --         --      22,236
  Investment tax credit amortization........     (6,922)    (7,036)    (11,117)
  State income tax -- net of federal income
    tax benefit.............................     27,005     27,036      (9,820)
  Other.....................................     (2,600)    (1,684)     (5,846)
                                              ---------  ---------  ----------
      Total.................................  $ 188,907  $ 181,355  $  (94,750)
                                              =========  =========  ==========

    The components of the net deferred income tax liability at December 31, 1993, were as follows (in thousands of dollars):

Deferred tax assets:
  Deferred gain on Palo Verde Unit 2 sale/leaseback..............  $    66,754
  Alternative minimum tax (can be carried forward indefinitely)..       35,514
  Other..........................................................       86,745
  Valuation allowance............................................      (15,413)
                                                                   -----------
      Total deferred tax assets..................................      173,600
                                                                   -----------

Deferred tax liabilities:
  Plant related..................................................      751,520
  Income taxes recoverable through future rates -- net...........      585,294
  Palo Verde deferrals...........................................      158,424
  Other..........................................................       40,429
                                                                   -----------
      Total deferred tax liabilities.............................    1,535,667
                                                                   -----------

Accumulated deferred income taxes -- net.........................   $1,362,067
                                                                   ===========

                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9. PENSION PLAN AND OTHER BENEFITS

    Pension Plan

    The Company has a defined benefit pension plan covering substantially all employees. Benefits are based on years of service and compensation using a final average pay plan benefit formula. The plan is funded on a current basis to the extent deductible under existing tax regulation. Plan assets consist primarily of domestic and international common stocks and bonds, and real estate. Pension cost, including administrative cost, for 1993, 1992 and 1991 was approximately $13,950,000, $14,022,000 and $10,590,000, respectively, of which approximately $6,516,000, $3,917,000 and $4,939,000, respectively, was charged to expense; the remainder was either capitalized as a component of construction costs or billed to owners of facilities for which the Company is operating agent.

    The components of net periodic pension costs are as follows (in thousands of dollars):

                                                             1993           1992           1991
                                                         -------------  -------------  -------------
  Service cost-benefits earned during the period.......  $      16,754  $      16,903  $      14,559
  Interest cost on projected benefit obligation........         34,724         33,333         30,964
  Return on plan assets................................        (51,597)       (23,058)       (64,884)
  Net amortization and deferral........................         13,420        (15,002)        28,747
                                                         -------------  -------------  -------------
  Net periodic pension cost............................  $      13,301  $      12,176  $       9,386
                                                         =============  =============  =============

    A reconciliation of the funded status of the plan to the amounts recognized in the balance sheet is presented below (in thousands of dollars):


                                                            1993       1992
                                                          ---------  ---------
Plan assets at fair value...............................  $ 417,938  $ 388,790
                                                          ---------  ---------
Less actuarial present value of benefit obligation:
    Accumulated benefit obligation, including vested
      benefits of $347,603 and $286,588.................    372,364    307,003
    Effect of projected future compensation increases...    127,388    105,027
                                                          ---------  ---------
        Total projected benefit obligation..............    499,752    412,030
                                                          ---------  ---------
Plan assets less than projected benefit obligation......    (81,814)   (23,240)
Plus: Unrecognized net loss from past experience
        different from that assumed.....................     51,361      8,288
      Unrecognized prior service cost...................     14,717     15,733
      Unrecognized net transition asset.................    (39,242)   (42,458)
                                                          ---------  ---------
Accrued pension liability included in other deferred
  credits...............................................  $ (54,978) $ (41,677)
                                                          =========  =========
Principal actuarial assumptions used were:

    Discount rate.......................................    7.50%        8.25%
    Rate of increase in compensation levels.............    5.00%        5.00%
    Expected long-term rate of return on assets.........    9.50%(a)     9.50%

    (a) The Company will assume a 9% rate of return on plan assets for computing the net periodic pension cost in 1994.

    In addition to the defined benefit pension plan described above, the Company also sponsors two qualified defined contribution plans. Substantially all employees are eligible to participate in one or the other of these two

                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

plans. Both plans provide for employee contributions and partial employer matching contributions after certain eligibility requirements are met. The cost of these plans for 1993, 1992 and 1991 was $6,283,000, $5,311,000 and
$2,708,000,  of  which  $3,006,000,  $2,514,000  and $1,344,000 was charged to expense.

    Postretirement Plans

    The Company provides medical and life insurance benefits to its retired employees. Employees may become eligible for these retirement benefits based on years of service and age. The retiree medical insurance plan is contributory; the retiree life insurance plan is noncontributory. In accordance with the governing plan documents, the Company retains the right to change or eliminate these benefits.

    During 1993, the Company adopted SFAS No. 106, which requires that the cost of postretirement benefits be accrued during the years that the employees render service. Prior to 1993, the costs of retiree benefits were recognized as expense when claims were paid. This change had the effect of increasing 1993 retiree benefit costs from approximately $6 million to $34 million; the amount charged to expense increased from approximately $2 million to $17 million for an increase of $15 million, including the amortization (over 20 years) of the initial postretirement benefit obligation estimated at January 1, 1993 to be $183 million. Funding is based upon actuarially determined contributions that take into account the tax consequences.

    The components of the postretirement benefit costs for 1993 are as follows (in thousands of dollars):

  Service cost -- benefits earned during the period...........    $      9,510
  Interest cost on accumulated benefit obligation.............          15,630
  Net amortization and deferral...............................           9,146
                                                                  ------------
  Net periodic postretirement benefit cost....................    $     34,286
                                                                  ============


    A reconciliation of the funded status of the plan to the amounts recognized in the balance sheet is presented below (in thousands of dollars):



Plan assets at fair value, funded at December 31, 1993........    $     28,154
                                                                  ------------
Less accumulated postretirement benefit obligation:
    Retirees..................................................          49,296
    Fully eligible plan participants..........................          13,504
    Other active plan participants............................         137,113
                                                                  ------------
        Total accumulated postretirement benefit obligation...         199,913
                                                                  ------------
Plan assets less than accumulated benefit obligation..........        (171,759)
Plus: Unrecognized transition obligation......................         173,773
      Unrecognized net gain from past experience different
        from that assumed and from changes in assumptions.....          (2,072)
                                                                  ------------
Accrued postretirement liability included in other deferred
    credits...................................................    $        (58)
                                                                  ============

Principal actuarial assumptions used were:
    Discount rate.............................................           7.50%
    Initial health care cost trend rate -- under age 65.......          12.00%
    Initial health care cost trend rate -- age 65 and over....           9.00%
    Ultimate health care cost trend rate
         (reached in the year 2003)...........................           5.50%
    Annual Salary increase for life insurance obligation......           5.00%

    Assuming a one percent increase in the health care cost trend rate, the Company's 1993 cost of postretirement benefits other than pensions would increase by $6.8 million and the accumulated benefit obligation as of December 31, 1993 would increase by $40.6 million.

                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    In 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The new standard requires a change from a cash method to an accrual method in accounting for benefits (such as long-term disability) provided to former or inactive employees after employment but before retirement. The adoption of this new standard resulted in an increase in 1993 postemployment benefit costs of approximately $2 million.

10. COMMITMENTS AND CONTINGENCIES

    Nuclear Insurance

    The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industrywide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon the Company's 29.1% interest in the three Palo Verde units, the Company's maximum potential assessment per incident is approximately $69 million, with an annual payment limitation of $8.73 million. The insureds under this liability insurance include the Palo Verde participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard."

    The Palo Verde participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. The Company has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

    El Paso Electric Company Bankruptcy

    The  other joint owners in the Palo Verde and Four Corners facilities (see
Note 6) include El Paso Electric Company, which currently is operating under Chapter 11 of the Bankruptcy Code. A plan whereby EPEC would become a wholly-owned subsidiary of Central and South West Corporation would resolve certain issues to which the Company could be exposed by the bankruptcy, including EPEC allegations regarding the 1989-90 Palo Verde outages. The plan has been confirmed by the bankruptcy court, but cannot become fully effective until several additional or related approvals are obtained. If they are not obtained, the plan could be withdrawn or terminate, thereby reintroducing the Company's exposures.

    Palo Verde Tube Cracks

    Tube cracking in the Palo Verde steam generators adversely affected operations in 1993, and will continue to do so in 1994 and probably into 1995, because of the cost of replacement power and maintenance expense associated with unit outages and corrective actions required to deal with the issue.

    The operation of Palo Verde Unit 2 has been particularly affected by this issue. The Company has encountered axial tube cracking in the upper regions of the two steam generators in Unit 2. This form of tube degradation is uncommon in the industry and, in March 1993, led to a tube rupture and an outage of the unit that extended to September 1993, during which the unit was refueled. Unit 2 is currently completing a mid-cycle inspection outage which revealed further tube degradation. Unit 2 will have another mid-cycle inspection outage later in 1994.

    The steam generators of Units 1 and 3 were inspected late in 1993, but did not show signs of axial cracking in their upper regions. All three units have, however, experienced cracking in the bottom of the steam generators of the types which are common in the industry.

    Although its analysis is not yet completed, the Company believes that the axial cracking in Unit 2 is due to deposits on the tubes and to the relatively high temperatures at which all three units are now designed to

                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                                  operate. The
Company also believes that it can retard further tube degradation to acceptable levels by remedial actions which include chemically cleaning the generators and performing analyses and adjustments that will allow the units to be operated at lower temperatures without appreciably reducing their output. The temperature analyses should be concluded within the next several months. In the meantime, the lower temperatures will be achieved by operating the units at less than full power (86%).

    Chemical cleaning was performed during Unit 2's current mid-cycle outage, and will be performed in the next refueling outage of Unit 3 (which will begin shortly) and of Unit 1 (which is scheduled for March 1995). The Company has concluded that Unit 1 can be safely operated until the 1995 outage and has submitted its supporting analysis to the NRC, but a mid-cycle inspection later in 1994 is possible.

    As a result of these corrective actions, all three units should be returned to full power by mid-1995, and one or more of the units could be returned to full power during 1994. So long as the three units are involved in mid-cycle outages and are operated at 86%, the Company will incur additional fuel and purchased power costs averaging approximately $2 million per month (before income taxes).

    Because of schedule changes associated with the tube issues and other circumstances, it now appears that all three units will be down for refueling outages at various times during 1995.

    When significant cracks are detected during any outage, the affected tubes are taken out of service by plugging. That has occurred in a number of tubes in Unit 2, which is by far the most affected by cracking and plugging. The Company expects that this will slow considerably because of the foregoing remedial actions and that, while it may ultimately reach some limit on plugging, it can operate the present steam generators over a number of years.

    Litigation

    The Company is a party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the operations or financial position of the Company.

    Construction Program

    Expenditures in 1994 for the Company's continuing construction program have been estimated at $279 million, excluding capitalized property taxes and capitalized interest.

    Fuel and Purchased Power Commitments

    The Company is a party to various fuel and purchased power contracts with terms expiring from 1994 through 2020 that include required purchase provisions. The Company estimates its contract requirements during 1994 to be approximately $136 million. However, this amount may vary significantly pursuant to certain provisions in such contracts which permit the Company to decrease its required purchases under certain circumstances.

11. SUPPLEMENTARY INCOME STATEMENT INFORMATION


    Other taxes charged to operations during each of the three years in the period ended December 31, 1993 are as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                 1993            1992            1991
                                                             ------------    ------------    ------------
                                                                        (THOUSANDS OF DOLLARS)
Property...................................................  $    123,659    $    118,080    $    120,900
Sales......................................................        84,901          83,185          80,815
Other......................................................        12,814          14,705          12,790
                                                             ------------    ------------    ------------
  Total other taxes........................................  $    221,374    $    215,970    $    214,505
                                                             =============   ============    ============

                        ARIZONA PUBLIC SERVICE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                    ELECTRIC
                   OPERATING     OPERATING        NET         EARNINGS FOR
   QUARTER(a)       REVENUES       INCOME        INCOME       COMMON STOCK
- ----------------  ------------  ------------  ------------  ----------------
                           (THOUSANDS OF DOLLARS)
1993
  First             $371,303      $ 79,441      $ 47,166        $ 39,277
  Second             407,375        92,264        61,364          53,716
  Third              524,483       132,639       102,911          95,617
  Fourth             383,129        68,144        38,945          30,936

1992
  First             $344,947      $ 70,867      $ 30,911        $ 22,587
  Second             409,012       101,222        62,773          54,680
  Third              516,960       138,947       108,158         100,048
  Fourth             398,760        81,222        44,963          37,038

    (a) The Company's operations are subject to seasonal fluctuations with variations occurring in energy usage by customers from season to season and from month to month within a season, primarily as a result of weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS


    The Company estimates that the carrying amounts of its cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1993 and 1992 due to their short maturities. The December 31, 1993 and 1992 fair values of debt and equity investments, determined by using quoted market values or by discounting cash flows at rates equal to its cost of capital, approximate their carrying amounts.

    On December 31, 1993 the carrying amount of long-term debt liabilities (excluding $30 million of capital lease obligations) was $2.098 billion and its estimated fair value was approximately $2.257 billion. On December 31, 1992 the carrying amount of long-term debt (excluding $32 million of capital lease obligations) was $2.115 billion and its estimated fair value was approximately $2.226 billion. The fair value estimates were determined by independent sources using quoted market rates where available. Where market prices were not available, the fair values were estimated by discounting future cash flows using rates available for debt of similar terms and remaining maturities. The carrying amounts of long-term debt bearing variable interest rates approximate their fair values at December 31, 1993 and 1992, respectively.


                        ARIZONA PUBLIC SERVICE COMPANY

                 SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                       YEAR ENDED DECEMBER 31, 1993(a)

          COLUMN A               COLUMN B       COLUMN C       COLUMN D            COLUMN E            COLUMN F
                                BALANCE AT                                     OTHER CHANGES --
                                BEGINNING      ADDITIONS                       ADD (DEDUCT) --        BALANCE AT
       CLASSIFICATION           OF PERIOD       AT COST       RETIREMENTS          DESCRIBE          END OF PERIOD
       --------------         --------------  ------------  ---------------  --------------------  -----------------
                                                              (THOUSANDS OF DOLLARS)
Utility Plant:
  Electric Plant In Service
    Intangible..............  $      110,831  $      7,013    $       6,743    $           62       $        111,163
    Steam Production........       1,026,924         8,261            1,307              (174)             1,033,704
    Nuclear Production......       2,305,746        17,290           10,447             1,818              2,314,407
    Other Production........         137,376         6,499              916               405                143,364
    Transmission............         703,900         3,865            3,703               (12)               704,050
    Distribution............       1,530,421       131,766           23,905            (2,890)(b)          1,635,392
    General.................         347,735        14,274            6,613              (604)               354,792
                              --------------  ------------    -------------    --------------       ----------------
      Total Electric Plant
        In Service..........       6,162,933       188,968           53,634            (1,395)             6,296,872
                              --------------  ------------    -------------    --------------       ----------------
  Nuclear Fuel In Reactor...         137,802        31,623           40,538              (182)               128,705
                              --------------  ------------    -------------    --------------       ----------------
  Nuclear Fuel In Stock.....              67        31,556             --             (31,623)(c)              --
                              --------------  ------------    -------------    --------------       ----------------
  Construction Work In
    Progress:
    Nuclear Fuel In Progress          27,582        30,913             --             (31,556)(d)             26,939
    Other Work In Progress..         134,586       229,385             --            (193,354)(e)            170,617
                              --------------  ------------    -------------    --------------      -----------------
      Total Construction
        Work in Progress....         162,168       260,298             --            (224,910)               197,556
                              --------------  ------------    -------------    --------------      -----------------
  Plant Held For Future Use.          34,526         2,682             --                (196)                37,012
                              --------------  ------------    -------------    --------------      -----------------
Total Utility Plant.........  $    6,497,496  $    515,127    $      94,172    $     (258,306)     $       6,660,145
                              ==============  ============    =============    ==============      =================
Non-Utility Plant...........  $       12,915  $      2,227    $        --      $       (2,209)     $          12,933
                              ==============  ============    =============    ==============      =================
- ----------
  (a)          Depreciation  is  provided on a straight-line basis at rates authorized by the ACC; for 1993 those rates ranged from 0.84% to 15% which resulted in a composite rate of 3.37%.

  (b)          Includes the sale of certain streetlight and distribution facilities.

  (c)          To record the transfer to "Nuclear Fuel In Reactor."

  (d)          To record the transfer to "Nuclear Fuel In Stock" of completed nuclear fuel assemblies.

  (e)          Primarily transfers to "Plant In Service" and "Plant Held for Future Use."

                        ARIZONA PUBLIC SERVICE COMPANY

                 SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                       YEAR ENDED DECEMBER 31, 1992(a)


          COLUMN A               COLUMN B       COLUMN C       COLUMN D            COLUMN E            COLUMN F
                                BALANCE AT                                     OTHER CHANGES --
                                BEGINNING      ADDITIONS                       ADD (DEDUCT) --        BALANCE AT
       CLASSIFICATION           OF PERIOD       AT COST       RETIREMENTS          DESCRIBE          END OF PERIOD
       --------------         --------------  ------------  ---------------  --------------------  -----------------
                                                              (THOUSANDS OF DOLLARS)
Utility Plant:
  Electric Plant In Service
    Intangible..............  $      107,198  $      6,806   $        3,492    $          319       $        110,831
    Steam Production........       1,018,712        12,317            4,105              --                1,026,924
    Nuclear Production......       2,253,577        62,260           10,091              --                2,305,746
    Other Production........         127,950         4,333            1,293             6,386 (b)            137,376
    Transmission............         695,790        11,804            3,564              (130)               703,900
    Distribution............       1,446,897       103,673           19,134            (1,015)(c)          1,530,421
    General.................         355,711        15,951           23,879               (48)               347,735
                              --------------  ------------   --------------    --------------       ----------------
      Total Electric Plant
        In Service..........       6,005,835       217,144           65,558             5,512              6,162,933
                              --------------  ------------   --------------    --------------       ----------------
  Nuclear Fuel In Reactor...         160,204        45,332           67,734              --                  137,802
                              --------------  ------------   --------------    --------------       ----------------
  Nuclear Fuel In Stock.....          14,663        30,736          --                (45,332)(d)                 67
                              --------------  ------------   --------------    --------------       ----------------
  Construction Work In
    Progress:
    Nuclear Fuel In Progress          30,364        27,954          --                (30,736)(e)             27,582
    Other Work In Progress..         167,279       198,447          --               (231,140)(f)            134,586
                              --------------  ------------   --------------    --------------       ----------------
      Total Construction
        Work in Progress....         197,643       226,401          --               (261,876)               162,168
                              --------------  ------------   --------------    --------------       ----------------
  Plant Held For Future Use.          31,547         9,553          --                 (6,574)(b)             34,526
                              --------------  ------------   --------------    --------------       ----------------
Total Utility Plant.........  $    6,409,892  $    529,166   $      133,292    $     (308,270)      $      6,497,496
                              ==============  ============   ==============    ==============       ================
Non-Utility Plant...........  $       10,895  $      2,193   $      --         $         (173)      $         12,915
                              ==============  ============   ==============    ==============       ================
- ----------
  (a)          Depreciation  is  provided on a straight-line basis at rates authorized by the ACC; for 1992 those rates ranged from 0.84% to 15% which resulted in a composite rate of 3.37%.

  (b)          Primarily  the  transfer  of a gas turbine to "Plant In Service" from "Plant Held for Future
               Use."

  (c)          Includes the sale of certain streetlight facilities.

  (d)          To record the transfer to "Nuclear Fuel In Reactor."

  (e)          To record the transfer to "Nuclear Fuel In Stock" of completed nuclear fuel assemblies.

  (f)          Primarily transfers to "Plant In Service" and "Plant Held for Future Use."

                        ARIZONA PUBLIC SERVICE COMPANY

                 SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                       YEAR ENDED DECEMBER 31, 1991(a)

          COLUMN A               COLUMN B       COLUMN C       COLUMN D            COLUMN E            COLUMN F
                                BALANCE AT                                     OTHER CHANGES --
                                BEGINNING      ADDITIONS                       ADD (DEDUCT) --        BALANCE AT
       CLASSIFICATION           OF PERIOD       AT COST       RETIREMENTS          DESCRIBE          END OF PERIOD
       --------------         --------------  ------------  ---------------  --------------------  -----------------
                                                              (THOUSANDS OF DOLLARS)
Utility Plant:
  Electric Plant In Service:
    Intangible..............  $      102,597  $      8,468    $       6,850    $        2,983       $        107,198
    Steam Production........       1,339,817        16,426            3,036          (334,495)(b)          1,018,712
    Nuclear Production......       2,393,222         4,670            2,336          (141,979)(c)          2,253,577
    Other Production........         126,781         1,507              338              --                  127,950
    Transmission............         682,159        19,133            2,757            (2,745)               695,790
    Distribution............       1,374,690        86,809           13,911              (691)             1,446,897
    General.................         349,941        12,926            6,448              (708)               355,711
                               -------------  ------------    -------------    --------------       ----------------
      Total Electric Plant
        In Service..........       6,369,207       149,939           35,676          (477,635)             6,005,835
                               -------------  ------------    -------------    --------------       ----------------
  Nuclear Fuel In Reactor...         169,679        15,741           23,946            (1,270)               160,204
                               -------------  ------------    -------------    --------------       ----------------
  Nuclear Fuel In Stock.....         --             30,404          --                (15,741)(d)             14,663
                               -------------  ------------    -------------    --------------       ----------------
  Construction Work In
    Progress:
    Nuclear Fuel In Process.          46,577        26,634          --                (42,847)(e)             30,364
    Other Work In Progress..         162,689       161,253          --               (156,663)(f)            167,279
                               -------------  ------------    -------------    --------------       ----------------
      Total Construction
        Work in Progress....         209,266       187,887          --               (199,510)               197,643
                               -------------  ------------    -------------    --------------       ----------------
  Plant Held For Future Use.          48,536         4,044               11           (21,022)(g)             31,547
                               -------------  ------------    -------------    --------------       ----------------
Total Utility Plant.........   $   6,796,688  $    388,015    $      59,633    $     (715,178)      $      6,409,892
                               -------------  ------------    -------------    --------------       ----------------
Non-Utility Plant...........   $      10,142  $        373    $     --         $          380       $         10,895
                               =============  ============    =============    ==============       ================
- ----------
  (a)          Depreciation  is  provided on a straight-line basis at rates authorized by the ACC; for 1991 those rates ranged from 0.84% to 15.00% which resulted in a composited rate of 3.37%.

  (b)          Primarily  the  sale of Cholla Unit 4 and related common facilities to PacifiCorp. (See Note
               2)

  (c)          To record the Palo Verde prudence disallowance. (See Note 2)

  (d)          To record the transfer to "Nuclear Fuel In Reactor."

  (e)          Primarily the transfer to "Nuclear Fuel In Stock" of completed nuclear fuel assemblies.

  (f)          Primarily transfers to "Plant In Service," and "Plant Held For Future Use."

  (g)          Primarily  the  transfer  of  Saguaro Steam Plant to "Plant In Service" and the write-off of costs associated with a proposed generating unit.

                        ARIZONA PUBLIC SERVICE COMPANY

              SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
              AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                         YEAR ENDED DECEMBER 31, 1993


          Column A               Column B        Column C         Column D            Column E           Column F

                                                 Additions
                                Balance at      Charged to                        Other Changes --      Balance at
                                Beginning        Cost and                         Add (Deduct) --         End of
        Description             Of Period         Expense        Retirements        Describe(a)           Period
        -----------           --------------  ---------------  ---------------  --------------------  --------------
                                                              (Thousands of Dollars)
Accumulated Depreciation and
  Amortization of Utility
  Plant:
    Electric Plant in
      Service:
      Steam Production......  $      481,873  $     35,281       $       1,307    $          (88)     $      515,759
      Nuclear Production....         500,117        77,112(b)           10,447           (75,000)(c)         491,782
      Other Production......          85,660         4,389                 916             2,896              92,029
      Transmission..........         254,434        20,139               3,703              (150)            270,720
      Distribution..........         355,006        47,764              23,905            (2,343)            376,522
      General...............         206,188        37,772              13,356              (428)            230,176
                              --------------  ------------       -------------    --------------      --------------
        Total Electric Plant
          in Service........       1,883,278       222,457              53,634           (75,113)          1,976,988
                              --------------  ------------       -------------    --------------      --------------
    Nuclear Fuel in Reactor.          76,266        32,024              40,538           --                   67,752
                              --------------  ------------       -------------    --------------      --------------
    Plant Held For Future
      Use...................          14,155        --                 --                --                   14,155
                              --------------  ------------       -------------    --------------      --------------
  Total Utility Plant.......  $    1,973,699  $    254,481       $      94,172    $      (75,113)     $    2,058,895
                              ==============  ============       =============    ==============      ==============

  Accumulated Depreciation                                             --                --
    of Non-Utility Property.  $          314  $        113       $                $                   $          427
                              ==============  ============       =============    ==============      ==============
- ----------
  (a)          Includes removal and salvage-net.

  (b)          Includes decommissioning accrual and decommissioning fund income.

  (c)          Primarily  the  restoration  of  the  carrying  value  of  Palo Verde Unit 3. See "Rate Case
               Settlement" in Note 2 of Notes to Financial Statements.

                        ARIZONA PUBLIC SERVICE COMPANY

              SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
              AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                         YEAR ENDED DECEMBER 31, 1992

          Column A               Column B        Column C         Column D            Column E           Column F

                                                 Additions
                                Balance at      Charged to                        Other Changes --      Balance at
                                Beginning        Cost and                         Add (Deduct) --         End of
        Description             Of Period         Expense        Retirements        Describe(a)           Period
        -----------           --------------  ---------------  ---------------  --------------------  --------------
                                                              (Thousands of Dollars)
Accumulated Depreciation and
  Amortization of Utility
  Plant:
    Electric Plant in
      Service:
      Steam Production......  $      451,324  $     35,089      $        4,105    $         (435)     $      481,873
      Nuclear Production....         504,269        74,042(b)           10,091           (68,103)(c)         500,117
      Other Production......          78,072         4,131               1,293             4,750 (d)          85,660
      Transmission..........         237,877        19,968               3,564               153             254,434
      Distribution..........         329,950        45,162              19,134              (972)            355,006
      General...............         195,455        37,851              27,371               253             206,188
                              --------------  ------------      --------------    --------------      --------------
        Total Electric Plant
          in Service........       1,796,947       216,243              65,558           (64,354)          1,883,278
                              --------------  ------------      --------------    --------------      --------------
    Nuclear Fuel in Reactor.         107,395        36,605              67,734           --                   76,266
                              --------------  ------------      --------------    --------------      --------------
    Plant Held For Future
      Use...................          18,426       --                  --                 (4,271)(d)          14,155
                              --------------  ------------      --------------    --------------      --------------
  Total Utility Plant.......  $    1,922,768  $    252,848      $      133,292    $      (68,625)     $    1,973,699
                              ==============  ============      ==============    ==============      ==============

  Accumulated Depreciation
    of Non-Utility Property.  $          235  $         80      $      --         $           (1)     $          314
                              ==============  ============      ==============    ==============      ==============
- ----------
  (a)          Includes removal and salvage-net.

  (b)          Includes decommissioning accrual and decommissioning fund income.

  (c)          Primarily  the  restoration  of  the  carrying  value  of  Palo Verde Unit 3. See "Rate Case
               Settlement" in Note 2 of Notes to Financial Statements.

  (d)          Primarily  the  Transfer  of a Gas Turbine to "Plant in Service" from "Plant Held for Future
               Use."

                        ARIZONA PUBLIC SERVICE COMPANY

              SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
              AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                         YEAR ENDED DECEMBER 31, 1991

          Column A               Column B        Column C         Column D            Column E           Column F

                                                 Additions
                                Balance at      Charged to                        Other Changes --      Balance at
                                Beginning        Cost and                         Add (Deduct) --         End of
        Description             Of Period         Expense        Retirements        Describe(a)           Period
        -----------           --------------  ---------------  ---------------  --------------------  --------------
                                                              (Thousands of Dollars)
Accumulated Depreciation and
  Amortization of Utility
  Plant:
    Electric Plant in
      Service:
      Steam Production......  $      512,915  $     40,369       $       3,036    $      (98,924)(b)  $      451,324
      Nuclear Production....         276,784        75,673(c)            2,336           154,148 (d)         504,269
      Other Production......          74,453         4,000                 338               (43)             78,072
      Transmission..........         217,765        19,696               2,757             3,173             237,877
      Distribution..........         300,399        43,126              13,911               336             329,950
      General...............         169,853        37,950              13,298               950             195,455
                              --------------  ------------       -------------    --------------      --------------
        Total Electric Plant
          in Service........       1,552,169       220,814              35,676            59,640           1,796,947
                              --------------  ------------       -------------    --------------      --------------
    Nuclear Fuel in Reactor.          87,699        43,642              23,946              --               107,395
                              --------------  ------------       -------------    --------------      --------------
    Plant Held For Future
      Use...................          30,359          --                    11           (11,922)(e)          18,426
                              --------------  ------------       -------------    --------------      --------------
  Total Utility Plant.......  $    1,670,227  $    264,456       $      59,633    $       47,718      $    1,922,768
                              ==============  ============       =============    ==============      ==============

  Accumulated Depreciation
    of Non-Utility Property.  $          177  $         58       $        --      $         --        $          235
                              ==============  ============       =============    ==============      ==============
- ----------
  (a)          Includes removal and salvage -- net.

  (b)          Includes  the sale of Cholla Unit 4 and the transfer of Saguaro Steam Plant from "Plant Held for Future Use" to "Plant in Service."

  (c)          Includes decommissioning accrual and decommissioning fund income.

  (d)          Primarily  the adjustment for ACC deemed excess capacity. See "Rate Case Settlement" in Note
               2 of Notes to Financial Statements.

  (e)          To transfer Saguaro Steam Plant to "Plant in Service."

                        ARIZONA PUBLIC SERVICE COMPANY
                     SCHEDULE IX -- SHORT-TERM BORROWINGS


         Column A             Column B      Column C (b)       Column D        Column E (a)      Column F (b)
                                              Weighted          Maximum          Average           Weighted
       Category of                            average           amount            amount           average
        aggregate             Balance      interest rate      outstanding      outstanding      interest rate
        short-term           at end of       at end of        during the        during the        during the
        borrowings             period          period           period            period            period
       -----------          ------------  ----------------  ---------------  ----------------  ----------------
                                                          (Dollars in Thousands)
                         YEAR ENDED DECEMBER 31, 1993
Bank Borrowings             $    --                   -- %         $130,000           $63,616             3.97%
Commercial Paper                 148,000             3.48           148,000            23,049             3.36
                         YEAR ENDED DECEMBER 31, 1992
Bank Borrowings                 $130,000             4.28%         $175,000           $ 9,372             5.25%
Commercial Paper                  65,000             3.73            70,000            12,682             3.75
                         YEAR ENDED DECEMBER 31, 1991
Bank Borrowings             $     --                  -- %         $100,000           $26,973             7.44%
Commercial Paper                  --                  --             70,000            24,077             6.74
- ----------
  (a)          Average daily balance during the period.
  (b)          Total applicable interest in the period divided by average daily balance.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

    None.


                                   PART III
                       ITEM 10. DIRECTORS AND EXECUTIVE
                          OFFICERS OF THE REGISTRANT

    Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of shareholders to be held on April 19, 1994 (the "1994 Proxy Statement") and to the Supplemental Item -- "Executive Officers of the Registrant" in Part I of this report. During 1993, Mr. Woods, a Director of the Company, transferred shares of the Company's $2.625 Series C Preferred Stock directly owned by him to a trust under which he is a beneficiary and a trustee. This transfer technically required Mr. Woods to file with the SEC an amended securities ownership report (reflecting his indirect, rather than direct, ownership of the shares) and a new ownership report in his capacity as trustee under the trust. These reports were filed, but not within the required timeframe.

                       ITEM 11. EXECUTIVE COMPENSATION

    Reference is hereby made to the fourth paragraph under the heading "The Board and its Committees," and to "Executive Compensation," "Report of the Human Resources Committee," and "Performance Graphs" in the 1994 Proxy Statement.

                        ITEM 12. SECURITY OWNERSHIP OF
                   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is hereby made to "Principal Holders of Voting Securities" and "Ownership of Pinnacle West Securities by Management" in the 1994 Proxy Statement.

           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    Reference is hereby made to the last paragraph under the heading "The Board and its Committees" in the 1994 Proxy Statement.


                                   PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K
            FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    See the Index to Financial Statements and Financial Statement Schedules in
Part II, Item 8 on page 19.


EXHIBITS FILED
EXHIBIT NO.                     DESCRIPTION
- -----------                     -----------
 4.1    --           Agreement,  dated  March  21,  1994,  relating to the filing of instruments defining the rights of holders of long-term debt not in excess of 10% of the Company's total assets

 4.2    --           Fiftieth Supplemental Indenture

10.1    --           Cure  and  Assumption  Agreement  dated  as of November 19, 1993 among the Company, Salt
                     River  Project  Agricultural  Improvement and Power District, Southern California Edison
                     Company,  Public  Service  Company  of  New  Mexico,  Southern  California  Public Power
                     Authority,  Department  of  Water  and  Power  of  the  City of Los Angeles, and El Paso
                     Electric Company, and certain schedules thereto

10.2a   --           Second  Amendment to the Arizona Public Service Company Directors' Deferred Compensation
                     Plan, effective as of January 1, 1993

10.3a   --           Third  Amendment  to  the  Arizona  Public  Service  Company Deferred Compensation Plan,
                     effective as of January 1, 1993

10.4ac  --           Revised form of Key Executive Employment and Severance Agreement between the Company and certain key employees of the Company

10.5ac  --           Revised form of Key Executive Employment and Severance Agreement between the Company and certain executive officers of the Company

10.6a   --           Amendment  to  Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor
                     Development  Company,  and  El  Dorado  Investment  Company  Deferred Compensation Plan,
                     effective as of December 4, 1992

10.7a   --           Pinnacle  West  Capital  Corporation, Arizona Public Service Company, SunCor Development
                     Company, and El Dorado Investment Company Supplemental Executive Benefit Plan as amended and restated on December 31, 1992 effective as of January 1, 1992

10.8a   --           Arizona  Public  Service  Company  Supplemental  Excess  Benefit Retirement Plan and the
                     First, Second, and Third Amendments thereto

10.9a   --           1994 Key Employees Variable Pay Plan

10.10a  --           1994 Officers Variable Pay Plan

23.1    --           Consent of Deloitte & Touche

    In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation
Section 201.24 by reference to the filings set forth below:

EXHIBIT NO.        DESCRIPTION                                 ORIGINALLY FILED AS EXHIBIT:            FILE NO.      DATE EFFECTIVE
- -----------        -----------                                 ----------------------------            --------      --------------
 3.1               Bylaws, amended as of November 19, 1991     3.1 to November 19, 1991 Form 8-K       1-4473           1-28-92
                                                               Report
 3.2               Articles of Incorporation, restated as of   4.2 to Form S-3 Registration Nos.       1-4473           9-29-93
                   May 25, 1988                                33-33910 and 33-55248 by means of
                                                               September 24, 1993 Form 8-K Report
 3.3               Certificates pursuant to Sections           4.3 to Form S-3 Registration Nos.       1-4473           9-29-93
                   10-152.01 and 10-016, Arizona Revised       33-33910 and 33-55248 by means of
                   Statutes, establishing Series A through V   September 24, 1993 Form 8-K Report
                   of the Company's Serial Preferred Stock
 3.4               Certificate pursuant to Section 10-016,     4.4 to Form S-3 Registration Nos.       1-4473           9-29-93
                   Arizona Revised Statutes, establishing      33-33910 and 33-55248 by means of
                   Series W of the Company's Serial Preferred  September 24, 1993 Form 8-K Report
                   Stock
 4.3               Mortgage and Deed of Trust Relating to the  4.1 to September 1992 Form 10-Q Report  1-4473           11-9-92
                   Company's First Mortgage Bonds, together
                   with forty-eight indentures supplemental
                   thereto
 4.4               Forty-ninth Supplemental Indenture          4.1 to 1992 Form 10-K Report            1-4473           3-30-93
 4.5               Fifty-first Supplemental Indenture          4.1 to August 1, 1993 Form 8-K Report   1-4473           9-27-93
 4.6               Fifty-second Supplemental Indenture         4.1 to September 30, 1993 Form 10-Q     1-4473           11-15-93
                                                               Report
 4.7               Fifty-third Supplemental Indenture          4.5 to Registration Statement No.       1-4473            3-1-94
                                                               33-61228 by means of February 23, 1994
                                                               Form 8-K Report
10.11              Two separate Decommissioning Trust          10.2 to September 1991 Form 10-Q        1-4473           11-14-91
                   Agreements (relating to PVNGS Units 1 and   Report
                   3, respectively), each dated July 1, 1991,
                   between the Company and Mellon Bank, N.A.,
                   as Decommissioning Trustee
10.12              Amended and Restated Decommissioning Trust  10.1 to Pinnacle West 1991 Form 10-K    1-8962           3-26-92
                   Agreement (PVNGS Unit 2) dated as of        Report
                   January 31, 1992, among the Company,
                   Mellon Bank, N.A., as Decommissioning
                   Trustee, and the First National Bank of
                   Boston, as Owner Trustee under two
                   separate Trust Agreements, each with a
                   separate Equity Participant, and as Lessor
                   under two separate Facility Leases, each
                   relating to an undivided interest in PVNGS
                   Unit 2
10.13              First Amendment to Amended and Restated     10.2 to 1992 Form 10-K Report           1-4473           3-30-93
                   Decommissioning Trust Agreement (PVNGS
                   Unit 2), dated as of November 1, 1992
10.14              Asset Purchase and Power Exchange           10.1 to June 1991 Form 10-Q Report      1-4473            8-8-91
                   Agreement dated September 21, 1990 between
                   the Company and PacifiCorp, as amended as
                   of October 11, 1990 and as of July 18,
                   1991
10.15              Long-Term Power Transactions Agreement      10.2 to June 1991 Form 10-Q Report      1-4473            8-8-91
                   dated September 21, 1990 between the
                   Company and PacifiCorp, as amended as of
                   October 11, 1990, and as of July 8, 1991
10.16              Uranium Enrichment Services Contract,       10.33 to Pinnacle West's Form S-14      2-96386          3-13-85
                   dated November 15, 1984 with DOE, ANPP      Registration Statement
10.17              Supplemental Agreements, Modification       10.2 to 1986 Form 10-K Report           1-4473            3-9-87
                   Numbers 1, 2, and 3, dated September 30,
                   1985, May 27, 1986, and April 7, 1986,
                   respectively, to Uranium Enrichment
                   Services Contract, dated November 15, 1984
                   with DOE, ANPP
10.18              Supplemental Agreements, Modification       19.1 to March 1987 Form 10-Q Report     1-4473            5-8-87
                   Numbers 4, 5, and 6, dated September 29,
                   1986, August 8, 1986, and February 20,
                   1987, respectively, to Uranium Enrichment
                   Services Contract dated November 15, 1984
                   with DOE, ANPP
10.19              Supplemental Agreements, Modification       10.3 to Pinnacle West Capital           1-8962           3-31-89
                   Numbers 7 and 8, dated September 29, 1988   Corporation 1988 Form 10-K Report
                   and September 22, 1988, respectively, to
                   Uranium Enrichment Services Contract dated
                   November 15, 1984 with DOE, ANPP
10.20              Supplemental Agreements, Modification       10.1 to March 1990 Form 10-Q Report     1-4473            5-9-90
                   Numbers 9, 10, and 11 dated April 12,
                   1989, April 16, 1990 and February 20,
                   1990, respectively, to Uranium Enrichment
                   Services Contract dated November 15, 1984
                   with DOE, ANPP
10.21              Supplemental Agreement, Modification No.    10.1 to September 1991 Form 10-Q        1-4473           11-14-91
                   12, dated August 16, 1991 to Uranium        Report
                   Enrichment Services Contract, dated
                   November 15, 1984 with DOE, ANPP
10.22              Letter Supplement dated December 5, 1985    19.2 to March 1987 Form 10-Q Report     1-4473            5-8-87
                   to Uranium Enrichment Services Contract
                   dated November 15, 1984 with DOE, ANPP
10.23              Contract, dated July 21, 1984, with DOE     10.31 to Pinnacle West's Form S-14      2-96386          3-13-85
                   providing for the disposal of nuclear fuel  Registration Statement and/or high-level radioactive waste, ANPP
10.24              Indenture of Lease with Navajo Tribe of     5.01 to Form S-7 Registration           2-59644           9-1-77
                   Indians, Four Corners Plant                 Statement
10.25              Supplemental and Additional Indenture of    5.02 to Form S-7 Registration           2-59644           9-1-77
                   Lease, including amendments and             Statement
                   supplements to original lease with Navajo
                   Tribe of Indians, Four Corners Plant
10.26              Amendment and Supplement No. 1 to           10.36 to Registration Statement on      1-8962           7-25-85
                   Supplemental and Additional Indenture of    Form 8-B of Pinnacle West
                   Lease, Four Corners, dated April 25, 1985
10.27              Application and Grant of multi-party        5.04 to Form S-7 Registration           2-59644           9-1-77
                   rights-of-way and easements, Four Corners   Statement
                   Plant Site
10.28              Application and Amendment No. 1 to Grant    10.37 to Registration Statement on      1-8962           7-25-85
                   of multi-party rights-of-way and            Form 8-B of Pinnacle West
                   easements, Four Corners Power Plant Site,
                   dated April 25, 1985
10.29              Application and Grant of Arizona Public     5.05 to Form S-7 Registration           2-59644           9-1-77
                   Service Company rights-of-way and           Statement
                   easements, Four Corners Plant Site
10.30              Application and Amendment No. 1 to Grant    10.38 to Registration Statement on      1-8962           7-25-85
                   of Arizona Public Service Company rights-   Form 8-B of Pinnacle West
                   of-way and easements, Four Corners Power
                   Plant Site, dated April 25, 1985
10.31              Indenture of Lease, Navajo Units 1, 2, and  5(g) to Form S-7 Registration           2-36505          3-23-70
                   3                                           Statement
10.32              Application and Grant of rights-of-way and  5(h) to Form S-7 Registration           2-36505          3-23-70
                   easements, Navajo Plant                     Statement
10.33              Water Service Contract Assignment with the  5(l) to Form S-7 Registration           2-39442          3-16-71
                   United States Department of Interior,       Statement
                   Bureau of Reclamation, Navajo Plant
10.34              Arizona Nuclear Power Project               10.1 to 1988 Form 10-K Report           1-4473            3-8-89
                   Participation Agreement, dated August 23,
                   1973, among the Company, Salt River
                   Project Agricultural Improvement and Power
                   District, Southern California Edison
                   Company, Public Service Company of New
                   Mexico, El Paso Electric Company, Southern
                   California Public Power Authority, and
                   Department of Water and Power of the City
                   of Los Angeles, and amendments 1-12
                   thereto
10.35              Amendment No. 13 dated as of April 22,      10.1 to March 1991 Form 10-Q Report     1-4473           5-15-91
                   1991, to Arizona Nuclear Power Project
                   Participation Agreement, dated August 23,
                   1973, among the Company, Salt River
                   Project Agricultural Improvement and Power
                   District, Southern California Edison
                   Company, Public Service Company of New
                   Mexico, El Paso Electric Company, Southern
                   California Public Power Authority, and
                   Department of Water and Power of the City
                   of Los Angeles
10.36b             Facility Lease, dated as of August 1,       4.3 to Form S-3 Registration Statement  33-9480          10-24-86
                   1986, between The First National Bank of
                   Boston, in its capacity as Owner Trustee,
                   as Lessor, and the Company, as Lessee
10.37b             Amendment No. 1, dated as of November 1,    10.5 to September 1986 Form 10-Q        1-4473           12-4-86
                   1986, to Facility Lease, dated as of        Report by means of Amendment No. 1 on
                   August 1, 1986, between The First National  December 3, 1986 Form 8
                   Bank of Boston, in its capacity as Owner
                   Trustee, as Lessor, and the Company, as
                   Lessee
10.38              Amendment No. 2 dated as of June 1, 1987    10.3 to 1988 Form 10-K Report           1-4473            3-8-89
                   to Facility Lease dated as of August 1,
                   1986 between The First National Bank of
                   Boston, as Lessor, and APS, as Lessee
10.39b             Amendment No. 3, dated as of March 17,      10.3 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993, to Facility Lease, dated as of
                   August 1, 1986, between The First National
                   Bank of Boston, as Lessor, and the
                   Company, as Lessee
10.40              Facility Lease, dated as of December 15,    10.1 to November 18, 1986 Form 8-K      1-4473           1-20-87
                   1986, between The First National Bank of    Report
                   Boston, in its capacity as Owner Trustee,
                   as Lessor, and the Company, as Lessee
10.41              Amendment No. 1, dated as of August 1,      4.13 to Form S-3 Registration           1-4473           8-24-87
                   1987, to Facility Lease, dated as of        Statement No. 33-9480 by means of
                   December 15, 1986, between The First        August 1, 1987 Form 8-K Report
                   National Bank of Boston, as Lessor, and
                   the Company, as Lessee
10.42              Amendment No. 2, dated as of March 17,      10.4 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993, to Facility Lease, dated as of
                   December 15, 1986, between The First
                   National Bank of Boston, as Lessor, and
                   the Company, as Lessee
10.43a             Directors' Deferred Compensation Plan, as   10.1 to June 1986 Form 10-Q Report      1-4473           8-13-86
                   restated, effective January 1, 1986
10.44a             Deferred Compensation Plan, as restated,    10.4 to 1988 Form 10-K Report           1-4473            3-8-89
                   effective January 1, 1984, and the second
                   and third amendments thereto, dated
                   December 22, 1986, and December 23, 1987,
                   respectively
10.45a             Agreement for Utility Consulting Services,  10.6 to 1988 Form 10-K Report           1-4473            3-8-89
                   dated March 1, 1985, between the Company
                   and Thomas G. Woods, Jr., and Amendment
                   No. 1 thereto, dated January 6, 1986
10.46a             Letter Agreement, dated April 3, 1978,      10.7 to 1988 Form 10-K Report           1-4473            3-8-89
                   between the Company and O. Mark De
                   Michele, regarding certain retirement
                   benefits granted to Mr. De Michele
10.47a             Deferred Compensation Agreement dated May   10.2 to 1989 Form 10-K Report           1-4473            3-8-90
                   8, 1989, between the Company and William
                   Conway
10.48ac            Key Executive Employment and Severance      10.3 to 1989 Form 10-K Report           1-4473            3-8-90
                   Agreement between the Company and certain
                   executive officers of the Company
10.49ac            Key Executive Employment and Severance      10.4 to 1989 Form 10-K Report           1-4473            3-8-90
                   Agreement between the Company and certain
                   managers of the Company
10.50a             Arizona Public Service Company Performance  10.5 to 1989 Form 10-K Report           1-4473            3-8-90
                   Review Severance Pay Plan, effective
                   January 1, 1990
10.51a             Arizona Public Service Company Severance    10.1 to September 30, 1993 Form 10-Q    1-4473           11-15-93
                   Plan                                        Report
10.52a             Pinnacle West Capital Corporation Stock     10.1 to 1992 Form 10-K Report           1-4473           3-30-93
                   Option and Incentive Plan
10.53a             Pinnacle West Capital Corporation, Arizona  10.1 to 1991 Form 10-K Report           1-4473           3-19-92
                   Public Service Company, SunCor Development
                   Company, and El Dorado Investment Company
                   Deferred Compensation Plan, effective
                   January 1, 1992
10.54              Agreement No. 13904 (Option and Purchase    10.3 to 1991 Form 10-K Report           1-4473           3-19-92
                   of Effluent) with Cities of Phoenix,
                   Glendale, Mesa, Scottsdale, Tempe, Town of
                   Youngtown, and Salt River Project
                   Agricultural Improvement and Power
                   District, dated April 23, 1973
10.55              Agreement for the Sale and Purchase of      10.4 to 1991 Form 10-K Report           1-4473           3-19-92
                   Wastewater Effluent with City of Tolleson
                   and Salt River Agricultural Improvement
                   and Power District, dated June 12, 1981,
                   including Amendment No. 1 dated as of
                   November 12, 1981 and Amendment No. 2
                   dated as of June 4, 1986
99.1               Collateral Trust Indenture among PVNGS II   4.2 to 1992 Form 10-K Report            1-4473           3-30-93
                   Funding Corp., Inc., the Company and
                   Chemical Bank, as Trustee
99.2               Supplemental Indenture to Collateral Trust  4.3 to 1993 Form 10-K Report            1-4473           3-30-93
                   Indenture among PVNGS II Funding Corp.,
                   Inc., the Company and Chemical Bank, as
                   Trustee
99.3 b             Participation Agreement, dated as of        28.1 to September 1992 Form 10-Q        1-4473           11-9-92
                   August 1, 1986, among PVNGS Funding Corp.,  Report
                   Inc., Bank of America National Trust and
                   Savings Association, The First National
                   Bank of Boston, in its individual capacity
                   and as Owner Trustee, Chemical Bank, in
                   its individual capacity and as Indenture
                   Trustee, the Company, and the Equity
                   Participant named therein
99.4 b             Amendment No. 1 dated as of November 1,     10.8 to September 1986 Form 10-Q        1-4473           12-4-86
                   1986, to Participation Agreement, dated as  Report by means of Amendment No. 1, on
                   of August 1, 1986, among PVNGS Funding      December 3, 1986 Form 8
                   Corp., Inc., Bank of America National
                   Trust and Savings Association, The First
                   National Bank of Boston, in its individual
                   capacity and as Owner Trustee, Chemical
                   Bank, in its individual capacity and as
                   Indenture Trustee, the Company, and the
                   Equity Participant named therein
99.5 b             Amendment No. 2, dated as of March 17,      28.4 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993, to Participation Agreement, dated as
                   of August 1, 1986, among PVNGS Funding
                   Corp., Inc., PVNGS II Funding Corp., Inc.,
                   The First National Bank of Boston, in its
                   individual capacity and as Owner Trustee,
                   Chemical Bank, in its individual capacity
                   and as Indenture Trustee, the Company, and
                   the Equity Participant named therein
99.6 b             Trust Indenture, Mortgage, Security         4.5 to Form S-3 Registration Statement  33-9480          10-24-86
                   Agreement and Assignment of Facility
                   Lease, dated as of August 1, 1986, between
                   The First National Bank of Boston, as
                   Owner Trustee, and Chemical Bank, as
                   Indenture Trustee
99.7 b             Supplemental Indenture No. 1, dated as of   10.6 to September 1986 Form 10-Q        1-4473           12-4-86
                   November 1, 1986 to Trust Indenture,        Report by means of Amendment No. 1 on
                   Mortgage, Security Agreement and            December 3, 1986 Form 8
                   Assignment of Facility Lease, dated as of
                   August 1, 1986, between The First National
                   Bank of Boston, as Owner Trustee, and
                   Chemical Bank, as Indenture Trustee
99.8 b             Supplemental Indenture No. 2 to Trust       4.4 to 1992 Form 10-K Report            1-4473           3-30-93
                   Indenture, Mortgage, Security Agreement
                   and Assignment of Facility Lease, dated as
                   of August 1, 1986, between The First
                   National Bank of Boston, as Owner Trustee,
                   and Chemical Bank, as Indenture Trustee
99.9 b             Assignment, Assumption and Further          28.3 to Form S-3 Registration           33-9480          10-24-86
                   Agreement, dated as of August 1, 1986,      Statement
                   between the Company and The First National
                   Bank of Boston, as Owner Trustee
99.10b             Amendment No. 1, dated as of November 1,    10.10 to September 1986 Form 10-Q       1-4473           12-4-86
                   1986, to Assignment, Assumption and         Report by means of Amendment No. 1 on
                   Further Agreement, dated as of August 1,    December 3, 1986 Form 8
                   1986, between the Company and The First
                   National Bank of Boston, as Owner Trustee
99.11b             Amendment No. 2, dated as of March 17,      28.6 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993, to Assignment, Assumption and
                   Further Agreement, dated as of August 1,
                   1986, between the Company and The First
                   National Bank of Boston, as Owner Trustee
99.12              Participation Agreement, dated as of        28.2 to September 1992 Form 10-Q        1-4473           11-9-92
                   December 15, 1986, among PVNGS Funding      Report
                   Corp., Inc., The First National Bank of
                   Boston, in its individual capacity and as
                   Owner Trustee, Chemical Bank, in its
                   individual capacity and as Indenture
                   Trustee under a Trust Indenture, the
                   Company, and the Owner Participant named
                   therein
99.13              Amendment No. 1, dated as of August 1,      28.20 to Form S-3 Registration          1-4473           8-10-87
                   1987, to Participation Agreement, dated as  Statement No. 33-9480 by means of a
                   of December 15, 1986, among PVNGS Funding   November 6, 1986 Form 8-K Report
                   Corp., Inc. as Funding Corporation, The
                   First National Bank of Boston, as Owner
                   Trustee, Chemical Bank, as Indenture
                   Trustee, the Company, and the Owner
                   Participant named therein
99.14              Amendment No. 2, dated as of March 17,      28.5 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993, to Participation Agreement, dated as
                   of December 15, 1986, among PVNGS Funding
                   Corp., Inc., PVNGS II Funding Corp., Inc.,
                   The First National Bank of Boston, in its
                   individual capacity and as Owner Trustee,
                   Chemical Bank, in its individual capacity
                   and as Indenture Trustee, the Company, and
                   the Owner Participant named therein
99.15              Trust Indenture, Mortgage, Security         10.2 to November 18, 1986 Form 8-K      1-4473           1-20-87
                   Agreement and Assignment of Facility        Report
                   Lease, dated as of December 15, 1986,
                   between The First National Bank of Boston,
                   as Owner Trustee, and Chemical Bank, as
                   Indenture Trustee
99.16              Supplemental Indenture No. 1, dated as of   4.13 to Form S-3 Registration           1-4473           8-24-87
                   August 1, 1987, to Trust Indenture,         Statement No. 33-9480 by means of
                   Mortgage, Security Agreement and            August 1, 1987 Form 8-K Report
                   Assignment of Facility Lease, dated as of
                   December 15, 1986, between The First
                   National Bank of Boston, as Owner Trustee,
                   and Chemical Bank, as Indenture Trustee
99.17              Supplemental Indenture No. 2 to Trust       4.5 to 1992 Form 10-K Report            1-4473           3-30-93
                   Indenture, Mortgage, Security Agreement
                   and Assignment of Facility Lease, dated as
                   of December 15, 1986, between The First
                   National Bank of Boston, as Owner Trustee,
                   and Chemical Bank, as Indenture Trustee
99.18              Assignment, Assumption and Further          10.5 to November 18, 1986 Form 8-K      1-4473           1-20-87
                   Agreement, dated as of December 15, 1986,   Report
                   between the Company and The First National
                   Bank of Boston, as Owner Trustee
99.19              Amendment No. 1, dated as of March 17,      28.7 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993, to Assignment, Assumption and
                   Further Agreement, dated as of December
                   15, 1986, between the Company and The
                   First National Bank of Boston, as Owner
                   Trustee
99.20b             Refinancing Agreement, as amended,          28.1 to 1992 Form 10-K Report           1-4473           3-30-93
                   including Exhibits thereto, among the
                   Equity Participant named therein, as
                   Equity Participant, PVNGS Funding Corp.,
                   Inc., as Old Funding Corporation, PVNGS II
                   Funding Corp., Inc., as Funding Corp.,
                   Chemical Bank, as Indenture Trustee, The
                   First National Bank of Boston, as Owner
                   Trustee, and the Company, as Lessee
99.21              Refinancing Agreement, as amended,          28.2 to 1992 Form 10-K Report           1-4473           3-30-93
                   including Exhibits thereto, among the
                   Owner Participant named therein, as Owner
                   Participant, PVNGS Funding Corp., Inc., as
                   Old Funding Corporation, PVNGS II Funding
                   Corp., Inc., as Funding Corp., Chemical
                   Bank, as Indenture Trustee, The First
                   National Bank of Boston, as Owner Trustee,
                   and the Company, as Lessee
99.22b             Indemnity Agreement dated as of March 17,   28.3 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993 by the Company
99.23b             Amendment No. 2 dated as of July 18, 1991   28.5 to Form S-3 Registration           1-4473           2-10-93
                   to Reimbursement Agreement dated as of      Statement No. 33-57822
                   August 1, 1986, between the Company and
                   Morgan Guaranty Trust Company of New York
99.24              Extension Letter, dated as of August 13,    28.20 to Form S-3 Registration          1-4473           8-10-87
                   1987, from the signatories of the           Statement No. 33-9480 by means of a
                   Participation Agreement to Chemical Bank    November 6, 1986 Form 8-K Report
99.25              Pledge Agreement dated as of January 31,    28.1 to January 21, 1990 Form 8-K       1-4473           2-15-90
                   1990, between Pinnacle West Capital         Report
                   Corporation as Pledgor and Citibank, N.A.
                   as Collateral Agent
99.26              Arizona Corporation Commission Order dated  28.1 to 1991 Form 10-K Report           1-4473           3-19-92
                   December 6, 1991
- ----------
   (a)  Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

   (b) An additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional Equity Participant. Although such additional document may differ in other respects (such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

   (c)  Additional   agreements,  substantially   identical  in  all  material
        respects to   this  Exhibit  have  been entered  into  with additional
        officers and key employees of  the Company.  Although such  additional documents may differ in other respects  (such  as  dollar  amounts and dates of  execution),  there are  no material  details  in which  such agreements differ from this Exhibit.

REPORTS ON FORM 8-K
    During the quarter ended December 31, 1993, and the period ended March 29, 1994, the Company filed the following Reports on Form 8-K:
    Report filed February 17, 1994, regarding (i) inspections of the steam generators of the Palo Verde units and related issues, and (ii) the Company's settlement agreement with a former contract employee.
    Report  filed  March  1,  1994  comprised  of  exhibits  to  the Company's
Registration Statement (Registration No. 33-61228) relating to the Company's offering of $100 million of its First Mortgage Bonds.

                                  SIGNATURES
    Pursuant  to  the  requirements  of  Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ARIZONA PUBLIC SERVICE COMPANY
                                                         (Registrant)
Date: March 29, 1994                                  O. MARK DE MICHELE
                                               --------------------------------
                                                (O. Mark De Michele, President
                                                 and Chief Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                         Title                   Date
           ---------                         -----                   ----

        O. MARK DE MICHELE        Principal Executive Officer   March 29, 1994
- -------------------------------          and Director
       (O. Mark De Michele,
           President
   and Chief Executive Officer)

         JARON B. NORBERG         Principal Financial Officer   March 29, 1994
- -------------------------------          and Director
   (Jaron B. Norberg, Executive
        Vice President
   and Chief Financial Officer)

          WILLIAM J. POST        Principal Accounting Officer   March 29, 1994
- -------------------------------
     (William J. Post, Senior
        Vice President)

          KENNETH M. CARR                  Director             March 29, 1994
- -------------------------------
        (Kenneth M. Carr)

          MARTHA O. HESSE                  Director             March 29, 1994
- -------------------------------
        (Martha O. Hesse)

      MARIANNE MOODY JENNINGS              Director             March 29, 1994
- -------------------------------
    (Marianne Moody Jennings)

          JACK M. MORGAN                   Director             March 29, 1994
- -------------------------------
         (Jack M. Morgan)

         ROBERT G. MATLOCK                 Director             March 29, 1994
- -------------------------------
       (Robert G. Matlock)
        MARVIN R. MORRISON                 Director             March 29, 1994
- -------------------------------
       (Marvin R. Morrison)

        JOHN R. NORTON III                 Director             March 29, 1994
- -------------------------------
       (John R. Norton III)

          DONALD M. RILEY                  Director             March 29, 1994
- -------------------------------
        (Donald M. Riley)

         HENRY B. SARGENT                  Director             March 29, 1994
- -------------------------------
        (Henry B. Sargent)

         WILMA W. SCHWADA                  Director             March 29, 1994
- -------------------------------
        (Wilma W. Schwada)

          VERNE D. SEIDEL                  Director             March 29, 1994
- -------------------------------
        (Verne D. Seidel)

           RICHARD SNELL                   Director             March 29, 1994
- -------------------------------
         (Richard Snell)

        MORRISON F. WARREN                 Director             March 29, 1994
- -------------------------------
       (Morrison F. Warren)

       BEN F. WILLIAMS, JR.                Director             March 29, 1994
- -------------------------------
      (Ben F. Williams, Jr.)

       THOMAS G. WOODS, JR.                Director             March 29, 1994
- -------------------------------
      (Thomas G. Woods, Jr.)


                                   APPENDIX
    In  accordance  with Item 304 of Regulation S-T of the Securities Exchange
Act  of  1934, the Company's Service Territory map contained in this Form 10-K is  a  map  of  the  state  of Arizona showing the Company's service area, the location  of  its major power plants and principal transmission lines, and the location  of  transmission lines operated by the Company for others. The major power  plants  shown  on such map are the Navajo Generating Station located in
Coconino   County,   Arizona;  the  Four  Corners  Power  Plant  located  near
Farmington,  New  Mexico;  the  Cholla  Power Plant, located in Navajo County,
Arizona; the Yucca Power Plant, located near Yuma, Arizona; and the Palo Verde
Nuclear  Generating  Station,  located about 55 miles west of Phoenix, Arizona
(each  of  which  plants  is reflected on such map as being jointly owned with other  utilities),  as well as the Ocotillo Power Plant and West Phoenix Power
Plant,  each  located  near  Phoenix,  Arizona,  and  the Saguaro Power Plant, located  near Tucson, Arizona. The Company's major transmission lines shown on such  map  are  reflected  as running between the power plants named above and certain  major cities in the state of Arizona. The transmission lines operated for  others  shown  on such map are reflected as running from the Four Corners
Plant through a portion of northern Arizona to the California border.



                                                 COMMISSION FILE NUMBER 1-4473
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                 EXHIBITS TO
                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                --------------
                        ARIZONA PUBLIC SERVICE COMPANY
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------



                              INDEX TO EXHIBITS


EXHIBIT NO.  DESCRIPTION
- -----------  -----------
 4.1    --   Agreement, dated March 21, 1994,
             relating to the filing of instruments
             defining the rights of holders of long-
             term debt not in excess of 10% of the
             Company's total assets
 4.2    --   Fiftieth Supplemental Indenture
10.1    --   Cure and Assumption Agreement dated as
             of November 19, 1993 among the Company,
             Salt River Project Agricultural
             Improvement and Power District,
             Southern California Edison Company,
             Public Service Company of New Mexico,
             Southern California Public Power
             Authority, Department of Water and
             Power of the City of Los Angeles, and
             El Paso Electric Company, and certain
             schedules thereto
10.2a   --   Second Amendment to the Arizona Public
             Service Company Directors' Deferred
             Compensation Plan, effective as of
             January 1, 1993
10.3a   --   Third Amendment to the Arizona Public
             Service Company Deferred Compensation
             Plan, effective as of January 1, 1993
10.4ac  --   Revised form of Key Executive
             Employment and Severance Agreement
             between the Company and certain
             key employees of the Company
10.5ac  --   Revised form of Key Executive
             Employment and Severance Agreement
             between the Company and certain
             executive officers of the Company
10.6a   --   Amendment to Pinnacle West Capital
             Corporation, Arizona Public Service
             Company, SunCor Development Company,
             and El Dorado Investment Company
             Deferred Compensation Plan, effective
             as of December 4, 1992
10.7a   --   Pinnacle West Capital Corporation,
             Arizona Public Service Company, SunCor
             Development Company, and El Dorado
             Investment Company Supplemental
             Executive Benefit Plan as amended and
             restated on December 31, 1992 effective
             as of January 1, 1992
10.8a   --   Arizona Public Service Company
             Supplemental Excess Benefit Retirement
             Plan and the First, Second, and Third
             Amendments thereto
10.9a   --   1994 Key Employees Variable Pay Plan
10.10a  --   1994 Officers Variable Pay Plan
23.1    --   Consent of Deloitte & Touche
- ----------
   (a)  Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

   (b) An additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional Equity Participant. Although such additional document may differ in other respects (such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

   (c)  Additional   agreements,  substantially   identical  in  all  material
        respects to   this  Exhibit  have  been entered  into  with additional
        officers and key employees  of the Company.  Although  such additional documents may differ in other respects  (such  as  dollar  amounts and dates of  execution),  there are  no material  details  in which  such agreements differ from this Exhibit.

For a description of the Exhibits incorporated in this filing by reference see Part IV, Item 14.

