Form 10-Q
period 1994-03-31
ARIZONA PUBLIC SERVICE CO
filed 1994-05-16
CIK 7286

FORM 10-Q
                     Securities and Exchange Commission
                           Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1994

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number     1-4473

                       ARIZONA PUBLIC SERVICE COMPANY
                       ______________________________
           (Exact name of registrant as specified in its charter)

              Arizona                               86-0011170
_______________________________                 ___________________
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona 85072-3999
___________________________________________________________________
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (602) 250-1000
                                                     ______________

___________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes / X /   No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Number of shares of common stock, $2.50 par value,
         outstanding as of May 13, 1994:  71,264,947

                                  Glossary

 ACC - Arizona Corporation Commission

 ACC Order - Final order of the ACC approving the Settlement
             Agreement

 ACC Staff - Staff of the Arizona Corporation Commission

 AFUDC - Allowance for funds used during construction

 ALJ - DOL Administrative Law Judge

 cents/kWh - Cents per kilowatt-hour

 Company - Arizona Public Service Company

 DOL - U. S. Department of Labor

 EPEC - El Paso Electric Company

 Four Corners - Four Corners Power Plant

 ITCs - Investment tax credits

 1991 Settlement - December 1991 rate case settlement

 1993 10-K - Arizona Public Service Company Annual Report on Form 10-K for
             the fiscal year ended December 31, 1993

 NRC - Nuclear Regulatory Commission

 Palo Verde - Palo Verde Nuclear Generating Station

 Pinnacle West - Pinnacle West Capital Corporation

 SFAS No. 106 - Statement of Financial Accounting Standards No. 106,
                "Employers' Accounting for Postretirement Benefits Other Than Pensions"

 SFAS No. 112 - Statement of Financial Accounting Standards No. 112,
                "Employers' Accounting for Postemployment Benefits"

 Settlement Agreement - Rate Settlement Agreement between the Company and the ACC Staff dated April 20, 1994

<AUDIT-REPORT>

 INDEPENDENT ACCOUNTANTS' REPORT

 Arizona Public Service Company:

 We have reviewed the accompanying condensed balance sheet of Arizona Public Service Company as of March 31, 1994 and the related condensed statements of income for the three-month and twelve-month periods ended March 31, 1994 and 1993 and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

 We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

 Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

 We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Arizona Public Service Company as of December 31, 1993 and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our recent report dated February 21, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the condensed balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

 DELOITTE & TOUCHE
 Phoenix, Arizona
 May 13, 1994
</AUDIT-REPORT>

 PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

                       ARIZONA PUBLIC SERVICE COMPANY
                            STATEMENTS OF INCOME
                                 (Unaudited)
                                                        Three Months
                                                      Ended March 31,
                                                  ------------------------
                                                     1994          1993
                                                  ----------    ----------
                                                   (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES . . . . . . .     $  365,176    $  371,303
                                                  ----------    ----------

    FUEL EXPENSES:
      Fuel for electric generation  . . . . .         57,968        55,008
      Purchased power . . . . . . . . . . .           10,063        10,496
                                                  ----------    ----------
         Total  . . . . . . . . . . . . . . .         68,031        65,504
                                                  ----------    ----------
    OPERATING REVENUES LESS FUEL EXPENSES . .        297,145       305,799
                                                  ----------    ----------

    OTHER OPERATING EXPENSES:
      Operations excluding fuel expenses  . .         66,336        63,174
      Maintenance . . . . . . . . . . . . . .         31,285        27,937
      Depreciation and amortization . . . . .         57,910        55,489
      Income taxes - current  . . . . . . . .         12,944        19,377
      Income taxes - deferred . . . . . . . .          8,192         9,146
      Other taxes . . . . . . . . . . . . . .         53,331        51,235
                                                  ----------    ----------
         Total  . . . . . . . . . . . . . . .        229,998       226,358
                                                  ----------    ----------
    OPERATING INCOME  . . . . . . . . . . . .         67,147        79,441
                                                  ----------    ----------

    OTHER INCOME (DEDUCTIONS):
      AFUDC - equity  . . . . . . . . . . . .            846           652
      Income taxes - current  . . . . . . . .            506           562
      Income taxes - deferred . . . . . . . .         (7,299)       (6,277)
      Palo Verde accretion income . . . . . .         19,980        17,990
      Other - net . . . . . . . . . . . . . .           (396)         (530)
                                                  ----------    ----------
         Total  . . . . . . . . . . . . . . .         13,637        12,397
                                                  ----------    ----------
    INCOME BEFORE INTEREST DEDUCTIONS . . . .         80,784        91,838
                                                  ----------    ----------

    INTEREST DEDUCTIONS:
      Interest on long-term debt  . . . . . .         39,476        41,811
      Interest on short-term borrowings . . .          1,595         1,481
      Debt discount, premium and expense  . .          2,412         2,266
      AFUDC - debt  . . . . . . . . . . . . .         (1,167)         (886)
                                                  ----------    ----------
         Total  . . . . . . . . . . . . . . .         42,316        44,672
                                                  ----------    ----------

    NET INCOME  . . . . . . . . . . . . . . .         38,468        47,166
    PREFERRED STOCK DIVIDEND REQUIREMENTS . .          7,510         7,889
                                                  ----------    ----------
    EARNINGS FOR COMMON STOCK . . . . . . . .     $   30,958    $   39,277
                                                  ==========    ==========

    See Notes to Financial Statements.

                           ARIZONA PUBLIC SERVICE COMPANY
                            STATEMENTS OF INCOME
                                 (Unaudited)

                                                       Twelve Months
                                                      Ended March 31,
                                                 -------------------------
                                                     1994          1993
                                                 -----------   -----------
                                                   (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES . . . . . . .    $ 1,680,163   $ 1,696,035
                                                 -----------   -----------

    FUEL EXPENSES:
      Fuel for electric generation  . . . . .        234,394       239,240
      Purchased power . . . . . . . . . . . .         68,679        57,604
                                                 -----------   -----------
         Total  . . . . . . . . . . . . . . .        303,073       296,844
                                                 -----------   -----------
    OPERATING REVENUES LESS FUEL EXPENSES . .      1,377,090     1,399,191
                                                 -----------   -----------

    OTHER OPERATING EXPENSES:
      Operations excluding fuel expenses  . .        285,822       273,518
      Maintenance . . . . . . . . . . . . . .        121,904       111,701
      Depreciation and amortization . . . . .        225,031       220,265
      Income taxes - current  . . . . . . . .         91,090       119,385
      Income taxes - deferred . . . . . . . .         69,579        56,230
      Other taxes . . . . . . . . . . . . . .        223,470       217,260
                                                 -----------   -----------
         Total  . . . . . . . . . . . . . . .      1,016,896       998,359
                                                 -----------   -----------
    OPERATING INCOME  . . . . . . . . . . . .        360,194       400,832
                                                 -----------   -----------

    OTHER INCOME (DEDUCTIONS):
      AFUDC - equity  . . . . . . . . . . . .          2,520         3,049
      Income taxes - current  . . . . . . . .          4,309         5,601
      Income taxes - deferred . . . . . . . .        (26,238)      (23,045)
      Palo Verde accretion income . . . . . .         76,870        69,213
      Other - net . . . . . . . . . . . . . .         (2,001)       (6,135)
                                                 -----------   -----------
         Total  . . . . . . . . . . . . . . .         55,460        48,683
                                                 -----------   -----------
    INCOME BEFORE INTEREST DEDUCTIONS . . . .        415,654       449,515
                                                 -----------   -----------

    INTEREST DEDUCTIONS:
      Interest on long-term debt  . . . . . .        162,275       177,177
      Interest on short-term borrowings . . .          6,776         4,798
      Debt discount, premium and expense  . .          9,349         8,631
      AFUDC - debt  . . . . . . . . . . . . .         (4,434)       (4,151)
                                                 -----------   -----------
         Total  . . . . . . . . . . . . . . .        173,966       186,455
                                                 -----------   -----------

    NET INCOME  . . . . . . . . . . . . . . .        241,688       263,060
    PREFERRED STOCK DIVIDEND REQUIREMENTS . .         30,461        32,017
                                                 -----------   -----------
    EARNINGS FOR COMMON STOCK . . . . . . . .    $   211,227   $   231,043
                                                 ===========   ===========

    See Notes to Financial Statements.

                           ARIZONA PUBLIC SERVICE COMPANY
                               BALANCE SHEETS

                                   ASSETS
                                 (Unaudited)

                                                  March 31,    December 31,
                                                     1994          1993
                                                 -----------    ----------
                                                   (Thousands of Dollars)
 UTILITY PLANT:
    Electric plant in service and held for
      future use  . . . . . . . . . . . . . .    $ 6,383,317   $ 6,333,884
    Less accumulated depreciation and
      amortization  . . . . . . . . . . . . .      2,005,419     1,991,143
                                                 -----------   -----------
       Total  . . . . . . . . . . . . . . . .      4,377,898     4,342,741
                                                 -----------   -----------
    Construction work in progress . . . . . .        166,431       197,556
    Nuclear fuel, net of amortization . . . .         72,629        60,953
                                                 -----------   -----------
       Utility plant - net  . . . . . . . . .      4,616,958     4,601,250
                                                 -----------   -----------

 INVESTMENTS AND OTHER ASSETS: . . . . . . . .        66,066        63,224
                                                 -----------   -----------

 CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . .          8,607         7,557
    Accounts receivable:
       Service customers  . . . . . . . . . .         86,337       102,745
       Other  . . . . . . . . . . . . . . . .         11,095        21,091
       Allowance for doubtful accounts  . . .         (1,492)       (2,569)
    Accrued utility revenues  . . . . . . . .         48,241        60,356
    Materials and supplies (at average cost)          96,150        96,174
    Fossil fuel (at average cost) . . . . . .         29,832        34,220
    Deferred income taxes . . . . . . . . . .         27,019        29,117
    Other   . . . . . . . . . . . . . . . . .         14,955        12,653
                                                 -----------   -----------
       Total current assets . . . . . . . . .        320,744       361,344
                                                 -----------   -----------

 DEFERRED DEBITS:
    Regulatory asset for income taxes . . . .        580,761       585,294
    Palo Verde Unit 3 cost deferral . . . . .        299,457       301,748
    Palo Verde Unit 2 cost deferral . . . . .        176,483       177,998
    Unamortized costs of reacquired debt  . .         61,306        63,147
    Unamortized debt issue costs  . . . . . .         18,413        17,999
    Other . . . . . . . . . . . . . . . . . .        186,099       185,258
                                                 -----------   -----------
       Total deferred debits  . . . . . . . .      1,322,519     1,331,444
                                                 -----------   -----------

       TOTAL  . . . . . . . . . . . . . . . .    $ 6,326,287   $ 6,357,262
                                                 ===========   ===========

 See Notes to Financial Statements.

                       ARIZONA PUBLIC SERVICE COMPANY
                               BALANCE SHEETS

                                 LIABILITIES
                                 (Unaudited)

                                                  March 31,    December 31,
                                                     1994          1993
                                                  -----------   -----------
                                                   (Thousands of Dollars)
 CAPITALIZATION:
    Common stock  . . . . . . . . . . . . . .     $   178,162   $   178,162
    Premiums and expense - net  . . . . . . .       1,037,929     1,037,681
    Retained earnings . . . . . . . . . . . .         295,292       307,098
                                                  -----------   -----------
       Common stock equity  . . . . . . . . .       1,511,383     1,522,941
    Non-redeemable preferred stock  . . . . .         193,561       193,561
    Redeemable preferred stock  . . . . . . .         183,400       197,610
    Long-term debt less current maturities          2,163,966     2,124,654
                                                  -----------   -----------
       Total capitalization . . . . . . . . .       4,052,310     4,038,766
                                                  -----------   -----------

 CURRENT LIABILITIES:
    Commercial paper  . . . . . . . . . . . .          79,000       148,000
    Current maturities of long-term debt  . .           3,288         3,179
    Accounts payable  . . . . . . . . . . . .          52,342        81,772
    Accrued taxes . . . . . . . . . . . . . .         156,894       112,293
    Accrued interest  . . . . . . . . . . . .          37,988        45,729
    Other . . . . . . . . . . . . . . . . . .          68,145        60,737
                                                  -----------   -----------
       Total current liabilities  . . . . . .         397,657       451,710
                                                  -----------   -----------
 DEFERRED CREDITS AND OTHER:
    Deferred income taxes . . . . . . . . . .       1,401,133     1,391,184
    Deferred investment tax credit  . . . . .         148,730       149,819
    Unamortized gain - sale of utility plant          105,146       107,344
    Customer advances for construction  . . .          16,106        15,578
    Other . . . . . . . . . . . . . . . . . .         205,205       202,861
                                                  -----------   -----------
       Total deferred credits and other . . .       1,876,320     1,866,786
                                                  -----------   -----------

 COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

       TOTAL  . . . . . . . . . . . . . . . .     $ 6,326,287   $ 6,357,262
                                                  ===========   ===========

 See Notes to Financial Statements.

                       ARIZONA PUBLIC SERVICE COMPANY
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Three Months
                                                      Ended March 31,
                                                 -------------------------
                                                     1994          1993
                                                 ------------  -----------
                                                   (Thousands of Dollars)

 CASH FLOWS FROM OPERATIONS:
   Net income  . . . . . . . . . . . . . . . .   $    38,468   $    47,166
   Items not requiring cash:
     Depreciation and amortization . . . . . .        57,910        55,489
     Nuclear fuel amortization . . . . . . . .         6,433        10,552
     AFUDC - equity  . . . . . . . . . . . . .          (846)         (652)
     Deferred income taxes - net . . . . . . .        16,580        16,573
     Deferred investment tax credit - net  . .        (1,089)       (1,150)
     Refund obligation - net . . . . . . . . .        (5,344)       (5,344)
     Palo Verde accretion income . . . . . . .       (19,980)      (17,990)
   Changes in certain current assets and
     liabilities:
     Accounts receivable - net . . . . . . . .        25,327        39,694
     Accrued utility revenues  . . . . . . . .        12,115         7,084
     Materials, supplies and fossil fuel . . .         4,412         5,831
     Other current assets  . . . . . . . . . .        (2,302)      (51,999)
     Accounts payable  . . . . . . . . . . . .       (17,920)      (30,292)
     Accrued taxes . . . . . . . . . . . . . .        44,601        49,391
     Accrued interest  . . . . . . . . . . . .        (7,759)         (851)
     Other current liabilities . . . . . . . .        12,863         3,151
   Other - net . . . . . . . . . . . . . . .           2,993           137
                                                 -----------   -----------
       Net cash provided from operations . . .       166,462       126,790
                                                 -----------   -----------

 CASH FLOWS FROM FINANCING:
   Long-term debt  . . . . . . . . . . . . . .        98,899       147,069
   Short-term borrowings - net . . . . . . . .       (69,000)     (171,000)
   Dividends paid on common stock  . . . . . .       (42,500)           --
   Dividends paid on preferred stock . . . . .        (7,621)       (7,922)
   Repayment of preferred stock  . . . . . . .       (14,225)       (4,510)
   Repayment and reacquisition of long-term
     debt  . . . . . . . . . . . . . . . . . .       (60,285)      (37,000)
                                                 -----------   -----------
       Net cash used for financing . . . . . .       (94,732)      (73,363)
                                                 -----------   -----------

 CASH FLOWS FROM INVESTING:
   Capital expenditures  . . . . . . . . . . .       (68,684)      (43,533)
   AFUDC - equity  . . . . . . . . . . . . . .           846           652
   Other . . . . . . . . . . . . . . . . . . .        (2,842)       (2,890)
                                                 -----------   -----------
       Net cash used for investing . . . . . .       (70,680)      (45,771)
                                                 -----------   -----------

 Net increase in cash and cash equivalents             1,050         7,656
 Cash and cash equivalents at beginning of
   period  . . . . . . . . . . . . . . . . . .         7,557         1,152
                                                 -----------   -----------
 Cash and cash equivalents at end of period      $     8,607   $     8,808
                                                 ===========   ===========

 Supplemental Disclosure of Cash Flow
 Information:
   Cash paid during the period for:
     Interest (excluding capitalized interest)   $    47,246   $    42,729
     Income taxes  . . . . . . . . . . . . . .   $        --   $        --

 See Notes to Financial Statements.

                       ARIZONA PUBLIC SERVICE COMPANY

                        NOTES TO FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1994, the results of operations for the three months and twelve months ended March 31, 1994 and 1993, and the cash flows for the three months ended March 31, 1994 and 1993. It is suggested that these financial statements and notes to financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1993 10-K.

2. The Company's operations are subject to seasonal fluctuations, with variations occurring in energy usage by customers from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3. All the outstanding shares of common stock of the Company are owned by Pinnacle West. Pursuant to a Pledge Agreement, dated as of January 31, 1990, and as part of a restructuring of substantially all of its outstanding indebtedness, Pinnacle West granted certain of its lenders a security interest in all of the Company's outstanding common stock.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization since December 31, 1993.

5. On April 20, 1994, the Company and the ACC Staff entered into a Rate Settlement Agreement (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, the Company's annual retail rates would be reduced by approximately $32.3 million, or approximately 2.2%. The rate decrease would be effective on the date the ACC issues a final order approving the Settlement Agreement (the "ACC Order"); if the ACC Order is appealed or judicial review of the ACC Order is sought, the parties would no longer be bound by the terms of the Settlement Agreement, in which case the rate reduction would cease and the Company would be entitled to recover any revenue reduction experienced by the Company to that point. If the ACC does not issue the ACC Order on or before June 1, 1994, the Settlement Agreement will be deemed to be automatically withdrawn. The following description of the Settlement Agreement is a summary, and is qualified in its entirety by the Settlement Agreement, a copy of which is attached to this filing as an exhibit.

     Future Retail Rate Changes

     Neither the Company nor the ACC Staff would file for a permanent change to the Company's general rates and charges prior to December 31, 1996 (the "Rate Moratorium Period"), except (i) in the event of an emergency, such as the Company's inability to finance on reasonable terms or material increases in the Company's cost of service as a result of federal, tribal, state or local laws, regulatory requirements or orders; (ii) for changes relating to specific rate schedules or terms and conditions of service that do not significantly affect the overall earnings of the Company; and (iii) in the case of certain individual large customers, the ACC Staff will expeditiously review any Company tariff or contract filing for such customers and recommend that such filings be decided promptly by the ACC.

     If the Company files its next general rate application before January 1, 1998, the ACC would render its decision no later than twelve (12) months after the filing, subject to certain exceptions, and the Company and the ACC Staff would use their best efforts to settle the rate request within six (6) months of the filing.

     If the next general rate proceeding results in no increase in residential rates, the ACC would compare the Company's costs of service during the test period under review for fuel expense and operation and maintenance for all sales (including sales for resale, but excluding interchange and non-traditional sales) to a target cost of service index of
3.63 cents/kWh. Forty-five percent (45%) of any cost savings below the target cost of 3.63 cents/kWh would be added to the Company's otherwise appropriate revenue requirement in such rate proceeding. The Company's cost of service index for these items during 1993 was 3.71 cents/kWh.

     All three Palo Verde units are, and in future rate cases would be, included in the Company's rate base as "used and useful," less the net prudence disallowance required by the December 1991 rate case settlement (the "1991 Settlement"). The ACC could re-examine this position in future general rate cases in the event of significant changes in the operating characteristics, reliability, or efficiency of any or all of the Palo Verde units, or if any unit is derated. In addition, the "in-lieu" refund obligation resulting from the 1991 Settlement would be deemed fully discharged as of the date of the ACC Order. See Note 2 of Notes to Financial Statements in Part II, Item 8 of the 1993 10-K for additional information regarding the 1991 Settlement.

     Decommissioning Funding

     The rates authorized by the Settlement Agreement would include an annual jurisdictional allowance for decommissioning funding for all three Palo Verde units at the following levels: Unit 1 ($3.621 million); Unit 2 ($3.877 million); and Unit 3 ($3.405 million). See Note 1.e of Notes to Financial Statements in Part II, Item 8 of the 1993 10-K for additional information regarding the Company's decommissioning obligations.


     Renewable Resources/Demand Side Management

     The Company would spend specified amounts over a three year period on renewable resources and demand side management projects and, on or before December 31, 1994, would submit to the ACC Staff a three-year renewable resource plan containing specified elements. See Paragraph K of the Settlement Agreement, incorporated by reference herein, for further details regarding renewable resources and demand side management.

     Investment Tax Credits

     The Company would, upon the receipt of a favorable ruling from the Internal Revenue Service, amortize below the line approximately $137 million of its jurisdictional unamortized investment tax credits ("ITCs") over a five (5) year period beginning with calendar year 1995 instead of the current amortization schedule of twenty-five (25) years. After such five
(5) year period all such amortized ITCs would be treated as fully restored to the Company's rate base in any future ratemaking proceedings. Because of the non-cash earnings that would result from the Company's (i) accelerated amortization of ITCs during the 1995-1999 period; and (ii) recognition of the removal of a regulatory liability (associated with the 1991 Settlement) as income during 1994, the Company does not expect its earnings would be significantly affected if the Settlement Agreement were to become effective.

     Pricing and Operating Procedures

     The ACC Staff and the Company would meet in a good faith attempt to develop new pricing and operating procedures that are responsive to market conditions, competitive pressures in the electric utility industry, and the ACC's relationship to regulated utilities and their customers. The parties would submit a report to the ACC within twelve (12) months of the ACC Order and seek prompt ACC approval of recommendations that would assist the Company in achieving its residential price stability goals and enhancing its competitiveness related to non-residential customers.

     The ACC has scheduled a public hearing on the Settlement Agreement to be held on May 13, 1994. The Company cannot currently predict whether, or when, the Settlement Agreement will be approved by the ACC and become effective.

6. The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industrywide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon the Company's 29.1% interest in the three Palo Verde units, the Company's maximum potential assessment per incident is approximately $69 million, with an annual payment limitation of $8.73 million. The insureds under this liability insurance include the Palo Verde participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard."

    The Palo Verde participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination and decommissioning of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. The Company has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

7. Tube cracking in the steam generators of Palo Verde adversely affected operations in 1993, and will continue to do so in 1994 and probably into 1995, because of the cost of replacement power and maintenance expense associated with unit outages and corrective actions required to deal with the issue.

          Palo Verde Unit 2

     The operation of Palo Verde Unit 2 has been particularly affected by this issue. The Company has encountered axial tube cracking in the upper regions of the two steam generators in Unit 2. This form of tube degradation is uncommon in the industry and, in March 1993, led to a tube rupture and an outage of the unit that extended to September 1993, during which the unit was refueled. In March 1994, a mid-cycle inspection outage was completed which revealed further tube degradation in Unit 2. The outage included, among other things, inspecting and chemically cleaning each of Unit 2's steam generators, and subsequently starting the unit up using boric acid in the secondary water system. Unit 2 is scheduled for another mid-cycle inspection outage in the fall of 1994. The Unit 2 refueling and maintenance outage which was originally planned for the fall of 1994 is now scheduled to be completed in early 1995.

          Palo Verde Unit 3

     Palo Verde Unit 3 is currently in a refueling outage, during which the Company is inspecting and has chemically cleaned each of Unit 3's two steam generators, and the unit will be started up with boric acid in the secondary water system. The Company's inspection of these generators has revealed axial cracking in a small number of tubes in the upper regions of each of the generators. As a result, the Company has expanded the scope of its inspections of these steam generators to obtain additional information about the extent and severity of the axial cracking. The expanded inspection in one of the steam generators has been completed. The Company expects that the expanded inspection in the other steam generator will be completed within the next week. The Company currently expects that Unit 3 will be restarted in June. However, in light of the axial cracking that the Company has found to date, the Company anticipates that Unit 3 would be removed from service in late 1994 for a mid-cycle inspection of steam generators.

          Palo Verde Unit 1

     Palo Verde Unit 1 is scheduled for a refueling outage beginning in March 1995. In late 1993 the Company concluded that Unit 1 could be safely operated until the 1995 outage and submitted its supporting analysis to the NRC. However, in light of the axial cracking found in the Unit 3 steam generators, the Company is currently evaluating the potential need for a mid-cycle steam generator tube inspection outage in Unit 1 late in 1994.

          General

     Although its analysis is not yet completed, the Company believes that the axial cracking in the Unit 2 and Unit 3 steam generator tubes is due to the susceptibility of tube materials to a combination of deposits on the tubes and the relatively high temperatures at which all three units are currently designed to operate. The Company also believes that it can retard further tube degradation to acceptable levels by remedial actions, which include chemically cleaning the generators and performing analyses and adjustments that will allow the units to be operated at lower temperatures without appreciably reducing their power output. Chemical cleaning has been completed in Unit 2 and was completed in Unit 3 during its current refueling outage. The temperature analyses should be concluded within the next several months. In the meantime, the lower temperatures will be achieved by operating the units at less than full power (86%).

     The Company previously reported that all three units should be returned to full power by mid-1995, and one or more of the units could be returned to full power during 1994. However due to the axial cracking found in Unit 3, the Company cannot currently predict when one or more of the units will be returned to full power.

     As a result of the Unit 2 mid-cycle outage and operating the units at reduced power during the three months ended March 31, 1994, the Company incurred additional fuel and purchased power costs totaling about $10 million (before income taxes). During the last nine months of 1994, the Company expects to incur replacement power costs related to a mid-cycle inspection outage at Unit 2 and operating the three units at 86% power averaging approximately $1.5 million (before income taxes) a month, which costs may continue into 1995. In the event that mid- cycle inspection outages are necessary in late 1994 for Units 1 and 3 and assuming that each such outage will last forty (40) days, the replacement power costs for both outages are estimated to total approximately $7 million (before income taxes). Fuel and purchased power costs increased $15.5 million (before income taxes) in 1993 due to Palo Verde outages and reduced power operations related to steam generator tube cracking.

     The Company estimates that additional operations and maintenance expenses totaling approximately $6 million (before income taxes) will be incurred if mid-cycle inspection outages are performed at Units 1 and 3 in late 1994.

     When tube cracks are detected during any outage, the affected tubes are taken out of service by plugging. That has occurred in a number of tubes in all three units, particularly in Unit 2, which is by far the most affected by cracking and plugging. The Company expects that because of the foregoing remedial actions the rate of plugging will slow considerably and that, while it may ultimately reach some limit on plugging, it can operate the present steam generators over a number of years.


                       ARIZONA PUBLIC SERVICE COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The following table summarizes the Company's revenues and earnings for the three-month and twelve-month periods ended March 31, 1994 and 1993:

                             Periods ended March 31
                             (Thousands of Dollars)

                      Three Months                   Twelve Months
                    ----------------               ----------------
                    1994        1993               1994        1993
                    ----        ----               ----        ----

 Operating
 Revenues        $365,176    $371,303          $1,680,163  $1,696,035

 Earnings        $ 30,958    $ 39,277          $  211,227  $  231,043

    OPERATING RESULTS - THREE-MONTH PERIOD ENDED  MARCH 31, 1994 COMPARED  TO
     THREE-MONTH PERIOD ENDED MARCH 31, 1993

     Earnings decreased in the three-month period ended March 31, 1994 primarily due to increased operations and maintenance expenses and lower operating revenues. Operations and maintenance expenses increased primarily due to a mid-cycle outage at Palo Verde Unit 2 (see Note 7 of Notes to Financial Statements in Part I, Item 1 of this report). Interchange sales to other utilities decreased due to reduced generation availability at Palo Verde and increased hydroelectric power availability in the Pacific Northwest. Partially offsetting these factors was a revenue increase due to customer growth.

    OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED MARCH 31, 1994 COMPARED TO
     TWELVE-MONTH PERIOD ENDED MARCH 31, 1993

    Earnings decreased in the twelve-month period ended March 31, 1994 primarily due to increased operations and maintenance expenses, lower operating revenues, and higher purchased power costs, partially offset by lower interest expense. Operations and maintenance expenses increased largely as a result of the implementation of SFAS No. 106 and SFAS No. 112 (see Note 9 of Notes to Financial Statements in Part II, Item 8 of the 1993 10-K). Purchased power expense increased due to reduced generation availability at Palo Verde, partially offset by lower fuel costs related to lower interchange sales. Interchange sales to other utilities decreased due to reduced generation availability at Palo Verde and increased hydroelectric power availability in the Pacific Northwest. Retail sales decreased due to the effects of milder weather. Partially offsetting these decreases was a revenue increase due to customer growth. Interest expense decreased due to refinancing debt at lower rates, lower debt balances, and lower rates on variable-rate debt.

    OTHER INCOME

    Net income reflects accounting practices required for regulated public utilities and represents a composite of cash and noncash items, including AFUDC, accretion income on Palo Verde Unit 3 and the reversal of a refund obligation related to the Palo Verde write-off in December, 1991. See Note 2 of Notes to Financial Statements in Part II, Item 8 of the 1993 10-K for additional information regarding Palo Verde Unit 3 accretion income and the reversal of the refund obligation. The Company recorded after-tax accretion income and refund obligation reversals in the three months ended March 31, 1994 of $12.1 million and $3.2 million respectively. The Company will record the remaining after-tax accretion income and refund obligation reversals of $8.2 million and $2.4 million respectively by June 5, 1994.

    TAX LEGISLATION

    On April 4, 1994, a comprehensive tax package was signed into Arizona law that, among other things, reduces the assessment ratio for utility property from the current assessment ratio of 30% to 25%. This reduction will be phased in over a five-year period at one percent per year beginning in 1995. This legislation is expected to reduce or offset the historical rate of growth of property tax expense.

    1994 RATE SETTLEMENT AGREEMENT

    See Note 5 of Notes to Financial Statements in Part I, Item 1 of this report for a discussion of the Company's Rate Settlement Agreement with the ACC Staff.

    LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 1994, the Company incurred approximately $56 million in construction expenditures, accounting for approximately 20% of the most recently estimated 1994 construction expenditures. The Company has estimated total construction expenditures for the years 1994, 1995, and 1996 to be approximately $279 million, $302 million, and $293 million, respectively.

    Refunding obligations for preferred stock and long-term debt, a capitalized lease obligation, and certain anticipated early redemptions are expected to total approximately $167 million, $145 million, and $14 million for the years 1994, 1995, and 1996, respectively. During the first three months of 1994, the Company refunded approximately $75 million (45%) of the estimated 1994 total.

    On March 1, 1994, the Company redeemed all of the outstanding shares of its $8.80 Cumulative Preferred Stock, Series K ($100 Par Value) in the amount of $14.21 million. On April 4, 1994, the Company redeemed all $60.264 million of its outstanding First Mortgage Bonds, 10 3/4% Series due 2019; for financial reporting purposes, this debt was considered extinguished as of March 31, 1994. On March 2, 1994, the Company issued $100 million of its First Mortgage Bonds, 6 5/8% Series due 2004, and applied the net proceeds to the repayment of short term debt that had been incurred for the redemption of preferred stock and for general corporate purposes. On June 1, 1994, pursuant to sinking fund requirements, the Company will redeem 100,000 shares of its $8.48 Cumulative Preferred Stock, Series S, and 35,250 shares of its $11.50 Cumulative Preferred Stock, Series R ("Series R Preferred Stock"), both at a redemption price of $100 per share, plus accrued and unpaid dividends. On June 2, 1994, the Company will redeem all 248,750 outstanding shares of its Series R Preferred Stock at a redemption price of $105.45 per share, plus accrued and unpaid dividends.

    Provisions in the Company's mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before the Company can issue additional first mortgage bonds or preferred stock. In addition, the mortgage bond indenture limits the amount of additional bonds which may be issued to a percentage of net property additions, to property previously pledged as security for certain bonds that have been redeemed or retired and/or cash deposited with the mortgage bond trustee. As of March 31, 1994, the Company estimates that the mortgage bond indenture and the articles of incorporation would have allowed the Company to issue up to approximately $1.21 billion and $892 million of additional first mortgage bonds and preferred stock, respectively.

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


                         PART II - OTHER INFORMATION


ITEM 5.  Other Information

 Palo Verde Nuclear Generating Station

    By letter dated July 7, 1993, the NRC advised the Company that, as a result of a Recommended Decision and Order by a Department of Labor Administrative Law Judge (the "ALJ") finding that the Company discriminated against a former contract employee at Palo Verde because he engaged in "protected activities" (as defined under federal regulations), the NRC intended to schedule an enforcement conference with the Company. Following the ALJ's finding, the Company investigated various elements of both the substantive allegations and the manner in which the U.S. Department of Labor (the "DOL") proceedings were conducted. As a result of that investigation, the Company determined that one of its employees had falsely testified during the proceedings, that there were inconsistencies in the testimony of another employee, and that certain documents were requested in, but not provided during, discovery. The two employees in question are no longer with the Company. The Company provided the results of its investigation to the ALJ, who referred matters relating to the conduct of two former employees of the Company to the U.S. Attorney's office in Phoenix, Arizona. A review by that office is continuing. On December 15, 1993, the Company and the former contract employee who had raised the DOL claim entered into a settlement agreement, a part of which was subject to approval by the Secretary of Labor. On March 21, 1994, the Secretary of Labor issued a final order approving the settlement. By letter dated August 10, 1993, the Company also provided the results of its investigation to the NRC, and advised the NRC that, as a result of the Company's investigation, the Company had changed its position opposing the finding of discrimination. The NRC is investigating this matter and the Company is fully cooperating with the NRC in this regard.

    By letter dated April 1, 1994, the NRC sent a Notice of Violation and Proposed Imposition of Civil Penalty notifying the Company, as Palo Verde operating agent, that the NRC proposes to impose a civil penalty in the amount of $100,000 for two violations aggregated into one "Severity Level III" problem. The notice relates to two Company-identified violations of NRC regulatory requirements and Palo Verde security procedures involving failure to ensure that a contractor of the Company (1) conducted adequate background investigations before the Company granted certain individuals unescorted site access to Palo Verde and (2) required annual audits of private investigative agencies that assisted the contractor in conducting background investigations. On April 29, 1994, the Company responded to the notice and paid the $100,000 penalty.

     See Note 7 of Notes to Financial Statements in Part I, Item 1 of this report for a discussion of the Unit 2 steam generator tube rupture event and related issues, including inspections of the Unit 1 and Unit 3 steam generators. See also "Palo Verde Nuclear Generating Station" in Item 5 in the Company's Current Report on Form 8-K dated April 30, 1994 for additional information regarding these issues.

    Construction and Financing Programs

   See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of the Company's construction and financing programs.

 ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

 Exhibit No.    Description


 10.1           Rate Settlement Agreement dated
                April 30, 1994 between the
                Company and the ACC Staff

 15.1           Letter in Lieu of Consent
                Regarding Unaudited Interim
                Financial Information

     (b)  Reports on Form 8-K

     During the quarter ended March 31, 1994, and the period ended May 13, 1994 the Company filed the following reports on Form 8-K:

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

     Report filed May 9, 1994 regarding the inspection of the Palo Verde Unit 3 steam generators and related issues.



                                 SIGNATURES

         Pursuant  to the requirements of the Securities and Exchange Act of

1934, the Company has duly caused this report to be signed  on its behalf by the undersigned thereunto duly authorized.



                             ARIZONA PUBLIC SERVICE COMPANY
                                      (Registrant)



Dated:      May 13, 1994            By Jaron B. Norberg
        -----------------              ----------------
                                       Jaron B. Norberg
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Officer Duly Authorized
                                       to sign this Report)