Form 10-Q
period 1994-06-30
ARIZONA PUBLIC SERVICE CO
filed 1994-08-12
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1994
                                 --------------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

Commission file number     1-4473
                        -----------

                         ARIZONA PUBLIC SERVICE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Arizona                                    86-0011170
- -------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona      85072-3999
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (602) 250-1000

- -------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                Number of shares of common stock, $2.50 par value, outstanding as of August 12, 1994: 71,264,947

                                    Glossary


  ACC    - Arizona Corporation Commission

  ACC Order - Final order of the ACC dated June 1, 1994 approving the 1994
              Settlement Agreement

  ACC Staff - Staff of the Arizona Corporation Commission

  AFUDC - Allowance for funds used during construction

  cents/kWh - Cents per kilowatt-hour

  Company - Arizona Public Service Company

  ITCs - Investment tax credits

  1991 Settlement - December 1991 retail rate case settlement

  1993 10-K - Arizona Public Service Company Annual Report on Form 10-K for the
              fiscal year ended December 31, 1993

  1994 Settlement Agreement - Rate Settlement Agreement between the Company and the ACC Staff dated May 27, 1994

  NRC - Nuclear Regulatory Commission

  Palo Verde - Palo Verde Nuclear Generating Station

  Pinnacle West  - Pinnacle West Capital Corporation

  SFAS No. 106 - Statement of Financial Accounting Standards No. 106,
                 "Employers' Accounting for Postretirement Benefits Other Than Pensions"

  SFAS No. 112 - Statement of Financial Accounting Standards No. 112,
                 "Employers' Accounting for Postemployment Benefits"

<AUDIT-REPORT>

  INDEPENDENT ACCOUNTANTS' REPORT

  Arizona Public Service Company:

  We have reviewed the accompanying condensed balance sheet of Arizona Public Service Company as of June 30, 1994 and the related condensed statements of income for the three-month, six-month and twelve-month periods ended June 30, 1994 and 1993 and cash flows for the six-month periods ended June 30, 1994 and 1993. These condensed financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Arizona Public Service Company as of December 31, 1993 and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the condensed balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



  DELOITTE & TOUCHE
  Phoenix, Arizona
  August 11, 1994

</AUDIT-REPORT>

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Three Months
                                                            Ended June 30,
                                                     --------------------------
                                                        1994             1993
                                                     ---------        ---------
                                                        (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ..................       $ 417,588        $ 407,375
                                                     ---------        ---------

FUEL EXPENSES:
  Fuel for electric generation ...............          60,090           55,029
  Purchased power ............................          16,304           16,577
                                                     ---------        ---------
     Total ...................................          76,394           71,606
                                                     ---------        ---------
OPERATING REVENUES LESS FUEL EXPENSES ........         341,194          335,769
                                                     ---------        ---------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses .........          76,107           67,379
  Maintenance ................................          32,337           26,812
  Depreciation and amortization ..............          57,664           55,574
  Income taxes - current .....................          15,250           26,495
  Income taxes - deferred ....................          19,192           12,817
  Other taxes ................................          57,037           54,428
                                                     ---------        ---------
     Total ...................................         257,587          243,505
                                                     ---------        ---------
OPERATING INCOME .............................          83,607           92,264
                                                     ---------        ---------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity .............................             977              758
  Palo Verde accretion income ................          13,616           18,469
  Other - net ................................          19,572             (853)
  Income taxes - current .....................           1,411            1,028
  Income taxes - deferred ....................         (10,118)          (6,373)
                                                     ---------        ---------
     Total ...................................          25,458           13,029
                                                     ---------        ---------
INCOME BEFORE INTEREST DEDUCTIONS ............         109,065          105,293
                                                     ---------        ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt .................          40,564           41,082
  Interest on short-term borrowings ..........           1,539            1,619
  Debt discount, premium and expense .........           2,461            2,308
  AFUDC - debt ...............................          (1,350)          (1,080)
                                                     ---------        ---------
     Total ...................................          43,214           43,929
                                                     ---------        ---------

NET INCOME ...................................          65,851           61,364
PREFERRED STOCK DIVIDEND REQUIREMENTS ........           6,972            7,648
                                                     ---------        ---------
EARNINGS FOR COMMON STOCK ....................       $  58,879        $  53,716
                                                     =========        =========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Six Months
                                                           Ended June 30,
                                                    ---------------------------
                                                       1994              1993
                                                    ---------         ---------
                                                       (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ................        $ 782,764         $ 778,678
                                                    ---------         ---------

FUEL EXPENSES:
  Fuel for electric generation .............          118,058           110,037
  Purchased power ..........................           26,367            27,073
                                                    ---------         ---------
     Total .................................          144,425           137,110
                                                    ---------         ---------
OPERATING REVENUES LESS FUEL EXPENSES ......          638,339           641,568
                                                    ---------         ---------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses .......          142,443           130,553
  Maintenance ..............................           63,622            54,749
  Depreciation and amortization ............          115,574           111,063
  Income taxes - current ...................           28,194            45,872
  Income taxes - deferred ..................           27,384            21,963
  Other taxes ..............................          110,368           105,663
                                                    ---------         ---------
     Total .................................          487,585           469,863
                                                    ---------         ---------
OPERATING INCOME ...........................          150,754           171,705
                                                    ---------         ---------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ...........................            1,823             1,410
  Palo Verde accretion income ..............           33,596            36,459
  Other - net ..............................           19,176            (1,383)
  Income taxes - current ...................            1,917             1,590
  Income taxes - deferred ..................          (17,417)          (12,650)
                                                    ---------         ---------
     Total .................................           39,095            25,426
                                                    ---------         ---------
INCOME BEFORE INTEREST DEDUCTIONS ..........          189,849           197,131
                                                    ---------         ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt ...............           80,040            82,893
  Interest on short-term borrowings ........            3,134             3,100
  Debt discount, premium and expense .......            4,873             4,574
  AFUDC - debt .............................           (2,517)           (1,966)
                                                    ---------         ---------
     Total .................................           85,530            88,601
                                                    ---------         ---------

NET INCOME .................................          104,319           108,530
PREFERRED STOCK DIVIDEND REQUIREMENTS ......           14,482            15,537
                                                    ---------         ---------
EARNINGS FOR COMMON STOCK ..................        $  89,837         $  92,993
                                                    =========         =========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME
                                  (Unaudited)


                                                       Twelve Months
                                                       Ended June 30,
                                              --------------------------------
                                                  1994                 1993
                                              -----------          -----------
                                                   (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ...............   $ 1,690,376          $ 1,694,398
                                              -----------          -----------

FUEL EXPENSES:
  Fuel for electric generation ............       239,455              241,227
  Purchased power .........................        68,406               60,472
                                              -----------          -----------
     Total ................................       307,861              301,699
                                              -----------          -----------
OPERATING REVENUES LESS FUEL EXPENSES           1,382,515            1,392,699
                                              -----------          -----------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses              294,550              276,793
  Maintenance .............................       127,429              108,973
  Depreciation and amortization ...........       227,121              221,308
  Income taxes - current ..................        79,845              115,825
  Income taxes - deferred .................        75,954               59,512
  Other taxes .............................       226,079              218,414
                                              -----------          -----------
     Total ................................     1,030,978            1,000,825
                                              -----------          -----------
OPERATING INCOME ..........................       351,537              391,874
                                              -----------          -----------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ..........................         2,739                2,961
  Palo Verde accretion income .............        72,017               71,054
  Other - net .............................        18,424               (6,360)
  Income taxes - current ..................         4,692                5,586
  Income taxes - deferred .................       (29,983)             (23,567)
                                              -----------          -----------
     Total ................................        67,889               49,674
                                              -----------          -----------
INCOME BEFORE INTEREST DEDUCTIONS .........       419,426              441,548
                                              -----------          -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt ..............       161,757              169,701
  Interest on short-term borrowings .......         6,696                5,299
  Debt discount, premium and expense                9,502                8,919
  AFUDC - debt ............................        (4,704)              (4,022)
                                              -----------          -----------
     Total ................................       173,251              179,897
                                              -----------          -----------

NET INCOME ................................       246,175              261,651
PREFERRED STOCK DIVIDEND REQUIREMENTS              29,785               31,572
                                              -----------          -----------
EARNINGS FOR COMMON STOCK .................   $   216,390          $   230,079
                                              ===========          ===========
See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)

                                                       June 30,    December 31,
                                                         1994          1993
                                                     -----------   -----------
                                                        (Thousands of Dollars)
UTILITY PLANT:
  Electric plant in service and held for
    future use.....................................  $ 6,432,779   $ 6,333,884
  Less accumulated depreciation and amortization ..    2,033,180     1,991,143
                                                     -----------   -----------
      Total .......................................    4,399,599     4,342,741
  Construction work in progress ...................      156,104       197,556
  Nuclear fuel, net of amortization ...............       66,549        60,953
                                                     -----------   -----------
      Utility plant - net .........................    4,622,252     4,601,250
                                                     -----------   -----------

INVESTMENTS AND OTHER ASSETS (at cost): ...........       67,887        63,224
                                                     -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents .......................        7,286         7,557
  Accounts receivable:
      Service customers ...........................       94,673       102,745
      Other .......................................       17,617        21,091
      Allowance for doubtful accounts .............       (1,568)       (2,569)
  Accrued utility revenues ........................       70,472        60,356
  Materials and supplies (at average cost) ........       95,031        96,174
  Fossil fuel (at average cost) ...................       24,577        34,220
  Deferred income taxes ...........................       25,478        29,117
  Other ...........................................       14,995        12,653
                                                     -----------   -----------
      Total current assets ........................      348,561       361,344
                                                     -----------   -----------

DEFERRED DEBITS:
  Regulatory asset for income taxes ...............      564,841       585,294
  Palo Verde Unit 3 cost deferral .................      297,167       301,748
  Palo Verde Unit 2 cost deferral .................      174,967       177,998
  Unamortized costs of reacquired debt ............       64,975        63,147
  Unamortized debt issue costs ....................       16,385        17,999
  Other ...........................................      189,417       185,258
                                                     -----------   -----------
      Total deferred debits .......................    1,307,752     1,331,444
                                                     -----------   -----------

      TOTAL .......................................  $ 6,346,452   $ 6,357,262
                                                     ===========   ===========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS

                                  LIABILITIES
                                  (Unaudited)

                                                   June 30,        December 31,
                                                     1994              1993
                                                 -----------       -----------
                                                     (Thousands of Dollars)
CAPITALIZATION:
  Common stock ...........................       $   178,162       $   178,162
  Premiums and expense - net .............         1,038,322         1,037,681
  Retained earnings ......................           268,760           307,098
                                                 -----------       -----------
     Common stock equity .................         1,485,244         1,522,941
  Non-redeemable preferred stock .........           193,561           193,561
  Redeemable preferred stock .............           145,000           197,610
  Long-term debt less current maturities .         2,163,173         2,124,654
                                                 -----------       -----------
     Total capitalization ................         3,986,978         4,038,766
                                                 -----------       -----------

CURRENT LIABILITIES:
  Commercial paper .......................           119,500           148,000
  Current maturities of long-term debt ...             3,402             3,179
  Accounts payable .......................            81,646            81,772
  Accrued taxes ..........................           110,016           112,293
  Accrued interest .......................            45,081            45,729
  Common dividends payable ...............            65,000              --
  Other ..................................            63,594            60,737
                                                 -----------       -----------
      Total current liabilities ..........           488,239           451,710
                                                 -----------       -----------

DEFERRED CREDITS AND OTHER:
  Deferred income taxes ..................         1,414,639         1,391,184
  Deferred investment tax credit .........           147,073           149,819
  Unamortized gain - sale of utility plant           102,948           107,344
  Customer advances for construction .....            16,702            15,578
  Other ..................................           189,873           202,861
                                                 -----------       -----------
      Total deferred credits and other ...         1,871,235         1,866,786
                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

     TOTAL ...............................       $ 6,346,452       $ 6,357,262
                                                 ===========       ===========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                               Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                            1994         1993
                                                        ---------     ---------
                                                         (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income........................................    $ 104,319     $ 108,530
  Items not requiring cash: ........................
    Depreciation and amortization ..................      115,574       111,063
    Nuclear fuel amortization ......................       12,848        18,069
    AFUDC - equity .................................       (1,823)       (1,410)
    Deferred income taxes - net ....................       47,547        37,332
    Deferred investment tax credit - net ...........       (2,746)       (2,719)
    Refund obligation - net ........................       (9,308)      (10,687)
    Palo Verde accretion income                           (33,596)      (36,459)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ......................       10,545        40,605
    Accrued utility revenues .......................      (10,116)      (11,505)
    Materials, supplies and fossil fuel ............       10,786         5,102
    Other current assets ...........................       (2,342)       (6,013)
    Accounts payable ...............................       13,339       (19,645)
    Accrued taxes ..................................       (2,277)       10,196
    Accrued interest ...............................         (666)          813
    Other current liabilities ......................        8,485         4,743
  Other - net ......................................      (10,392)       17,712
                                                        ---------     ---------
      Net cash flow provided by operating activities      250,177       265,727
                                                        ---------     ---------

Cash Flows from Financing Activities:
  Long-term debt ...................................      401,168       147,069
  Short-term borrowings - net ......................      (28,500)      (48,000)
  Dividends paid on common stock ...................      (62,500)      (42,500)
  Dividends paid on preferred  stock ...............      (14,945)      (15,748)
  Repayment of preferred stock .....................      (54,096)      (28,040)
  Repayment and reacquisition of long-term debt ....     (367,044)     (168,231)
                                                        ---------     ---------
      Net cash flow used for financing activities        (125,917)     (155,450)
                                                        ---------     ---------

Cash Flows from Investing Activities:
  Capital expenditures..............................     (121,691)      (99,942)
  AFUDC - equity ...................................        1,823         1,410
  Other.............................................       (4,663)       (4,837)
                                                        ---------     ---------
      Net cash flow used for investing activities...     (124,531)     (103,369)
                                                        ---------     ---------

Net increase (decrease) in cash and cash equivalents         (271)        6,908
Cash and cash equivalents at beginning of period ...        7,557         1,152
                                                        ---------     ---------
Cash and cash equivalents at end of period .........    $   7,286     $   8,060
                                                        =========     =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ......    $  81,106     $  82,419
    Income taxes ...................................    $  29,047     $  38,479

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1994, the results of operations for the three months, six months and twelve months ended June 30, 1994 and 1993, and the cash flows for the six months ended June 30, 1994 and 1993. It is suggested that these financial statements and notes to financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1993 10-K.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization since December 31, 1993.

5. By order dated June 1, 1994 (the "ACC Order"), the ACC approved a Settlement Agreement dated May 27, 1994 (the "1994 Settlement Agreement"), between the Company and ACC Staff. The 1994 Settlement Agreement replaces the agreement dated April 20, 1994. Pursuant to the terms of the 1994 Settlement Agreement, the Company's annual retail rates were reduced by approximately $38.3 million, or approximately 2.7%, effective June 1, 1994. The Company will also be allowed to recover through a surcharge up to an additional $6 million for demand side management and renewable resource programs, effective upon ACC approval of the Company's application for such programs. The reduction in retail rates offset by the demand side management surcharge would result in a net rate reduction of approximately 2.2%. The ACC Order is final and non-appealable. The following description of the ACC Order is a summary and is qualified in its entirety by the ACC Order, a copy of which is attached to this filing as an exhibit.

         Future Retail Rate Changes

         Neither the Company nor the ACC Staff will file for a permanent change to the Company's general rates and charges prior to December 31, 1996 (the "Rate Moratorium Period"), except (i) in the event of an emergency, such as the Company's inability to finance on reasonable terms or material increases in the Company's cost of service as a result of federal, tribal, state or local laws, regulatory requirements or orders; (ii) for changes relating to specific rate schedules or terms and conditions of service that do not significantly affect the overall earnings of the Company; and (iii) in the case of certain individual large customers, the ACC Staff will expeditiously review any Company tariff or contract filing for such customers and recommend that such filings be decided promptly by the ACC.

         If the Company files its next general rate application before January 1, 1998, the ACC will render its decision no later than twelve (12) months after the filing, subject to certain exceptions.

         If the next general rate proceeding results in no increase in residential rates, the ACC will compare the Company's costs of service during the test period under review for fuel expense and operation and maintenance for all sales (including sales for resale, but excluding interchange and non-traditional sales for resale) to a target cost of service index of 3.63 cents/kWh. Forty-five percent (45%) of any cost savings below the target cost of
3.63 cents/kWh would be added to the Company's otherwise appropriate revenue requirement in such rate proceeding. The Company's cost of service index for these items during 1993 was 3.71 cents/kWh.

         All three Palo Verde units are, and in future rate cases will be, included in the Company's rate base as "used and useful," less the net prudence disallowance required by the December 1991 rate case settlement (the "1991 Settlement"). As with any of the Company's generating facilities, the ACC can re-examine this position in future general rate cases in the event of significant changes in the operating characteristics, reliability, or efficiency of any or all of the Palo Verde units, or if any unit is derated. In addition, the "in-lieu" refund obligation resulting from the 1991 Settlement was deemed fully discharged as of the date of the ACC Order. See Note 2 of Notes to Financial Statements in Part II, Item 8 of the 1993 10-K for additional information regarding the 1991 Settlement.

         Decommissioning Funding

         The rates authorized by the ACC Order would include an annual jurisdictional allowance for decommissioning funding for all three Palo Verde units at the following levels: Unit 1 ($3.621 million); Unit 2 ($3.877 million); and Unit 3 ($3.405 million). See Note 1.e of Notes to Financial Statements in
Part II, Item 8 of the 1993 10-K for additional information regarding the Company's decommissioning obligations.

         Renewable Resources/Demand Side Management

         The Company will spend specified annual amounts over an indefinite period on renewable resources and demand side management projects and, on or before December 31, 1994, will submit to the ACC Staff a three-year renewable resource plan containing specified elements. See Paragraph K of the ACC Order, incorporated by reference herein, for further details regarding renewable resources and demand side management.

         Investment Tax Credits; Depreciation Reversal

         The Company will, upon the receipt of a favorable ruling from the Internal Revenue Service, amortize below the line approximately $137 million of its jurisdictional unamortized investment tax credits ("ITCs") over a five (5) year period beginning with calendar year 1995 instead of the current remaining amortization schedule of approximately twenty-five (25) years. After this five
(5) year period all such amortized ITCs will be treated as fully restored to the Company's rate base in any future ratemaking proceedings. The ACC Order also allowed the Company to reverse certain depreciation related to Palo Verde (associated with the 1991 Settlement), which resulted in approximately $15 million of after-tax income during the three-month period ended June 30, 1994.

         Pricing and Operating Procedures

         The ACC Staff and the Company will meet in a good faith attempt to develop new pricing and operating procedures that are responsive to market conditions, competitive pressures in the electric utility industry, and the ACC's relationship to regulated utilities and their customers. The parties will submit quarterly updates and a final report to the ACC within twelve (12) months of the ACC Order and seek prompt ACC approval of recommendations that will assist the Company in achieving its residential price stability goals and enhancing its competitiveness related to non-residential customers.

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

7. The Company has encountered axial tube cracking in the upper regions of the two steam generators in Unit 2 and, to a lesser degree, in Unit 3. This form of tube degradation is uncommon in the industry and, in March 1993, led to a tube rupture in Unit 2 resulting in the extension of a scheduled refueling outage through September 1993. Although its analysis is not yet completed, the Company believes that the axial cracking in the Unit 2 and Unit 3 steam generator tubes is due to the susceptibility of tube materials to a combination of deposits on the tubes and the relatively high temperatures at which all three units are currently designed to operate. The Company also believes that it can retard further tube degradation to acceptable levels by remedial actions, which include chemically cleaning the generators and performing analyses and adjustments that will allow the units to be operated at lower temperatures without appreciably reducing their power output. Chemical cleaning has been completed in Units 2 and 3, and the Company expects to chemically clean the Unit 1 steam generators during its refueling outage in 1995. The Company began operating the units at approximately 86% capacity in October 1993 to reduce the operating temperature, pending the completion of the temperature analyses and appropriate modification of operating procedures. The temperature analyses have been concluded for Units 1 and 3, and these units are operating at or near 100% capacity. The Company anticipates that Unit 2, which is currently operating at 88% capacity, will be returned to full power by late 1994.

         In March 1994, a mid-cycle inspection outage was completed at Unit 2 to assess the status of the unit's steam generators' tubes and to continue implementing a program of improvements. Unit 2 is scheduled for another mid-cycle inspection outage beginning in September 1994 and a refueling and maintenance outage in early 1995. Palo Verde Unit 3 completed a refueling outage in June 1994 and, in light of the axial cracking that the Company has found to date, Unit 3 is scheduled for a mid-cycle inspection outage beginning in November 1994. Palo Verde Unit 1 is scheduled for a refueling outage beginning in April 1995. In late 1993 the Company concluded that Unit 1 could be safely operated until the 1995 outage and submitted its supporting analysis to the NRC. However, the potential need for a mid-cycle steam generator tube inspection outage in Unit 1 late in 1994 is currently being evaluated.

         During the six months ended June 30, 1994, the Company incurred replacement power costs totalling approximately $17 million (before income taxes) above normal levels as a result of the Unit 2 mid-cycle outage and operating the units at reduced power. Because a Unit 2 refueling and maintenance outage which was scheduled to begin in late 1994 is now scheduled for 1995, the Company does not expect to incur any additional replacement power costs above normal levels during the remainder of the year. In the event that a mid-cycle inspection outage is necessary in late 1994 for Unit 1 and assuming that such an outage would last about a month, the incremental replacement power costs and operation and maintenance expenses related to the outage are estimated to be approximately $5 million, before income taxes. In comparison, replacement power costs exceeded normal levels in 1993 by approximately $15.5 million (before income taxes) due to Palo Verde outages and reduced power operations.

         When tube cracks are detected during any outage, the affected tubes are taken out of service by plugging. That has occurred in a number of tubes in all three units, particularly in Unit 2, which is by far the most affected by cracking and plugging. The Company expects that because of its program to control the tube degradation, the rate of plugging will slow to a manageable level.

                         ARIZONA PUBLIC SERVICE COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The following table summarizes the Company's revenues and earnings for the three-month, six-month and twelve-month periods ended June 30, 1994 and 1993:

                             Periods ended June 30
                             (Thousands of Dollars)

                    Three Months         Six Months            Twelve Months
                 -----------------   -------------------  ----------------------
                 1994       1993       1994       1993        1994       1993
                 ----       ----       ----       ----        ----       ----
Operating
Revenues       $417,588   $407,375   $782,764   $778,678  $1,690,376  $1,694,398

Earnings for
common stock   $ 58,879   $ 53,716   $ 89,837   $ 92,993  $  216,390  $  230,079



         OPERATING RESULTS - THREE-MONTH PERIOD ENDED JUNE 30, 1994 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1993

         Earnings increased in the three-month period ended June 30, 1994 primarily due to the reversal of certain previously recorded depreciation related to Palo Verde and increased revenues. Pursuant to the ACC Order, the Company reversed accumulated depreciation related to the portion of Palo Verde written off as a result of the 1991 Settlement. See Note 5 of Notes to Financial Statements in Part I, Item 1 of this report for a detailed discussion of the ACC Order. Operating revenues increased primarily due to customer growth. These positive factors were partially offset by increases in both operation and maintenance expenses and fuel costs. Operation and maintenance expenses were higher primarily due to employee severance costs resulting from various Company cost reduction efforts and fossil plant maintenance costs. Fuel costs were higher primarily due to replacement power related to reduced nuclear generation.

         OPERATING RESULTS - SIX-MONTH PERIOD ENDED JUNE 30, 1994 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 1993

         Earnings decreased in the six-month period ended June 30, 1994 primarily due to increases in operation and maintenance expenses and fuel costs. Operation and maintenance expenses increased due to higher power plant maintenance costs and employee severance costs. Fuel costs were higher primarily due to replacement power related to reduced nuclear generation, offset partially by the effect of lower interchange sales. These negative factors were partially offset by the depreciation reversal related to Palo Verde and increased revenues. Revenues increased due to retail customer growth and higher usage per customer, partially offset by lower interchange sales due to reduced nuclear generation.

         OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED JUNE 30, 1994 COMPARED TO TWELVE-MONTH PERIOD ENDED JUNE 30, 1993

         Earnings decreased in the twelve-month period ended June 30, 1994 primarily due to increased operation and maintenance expenses, higher fuel costs and lower operating revenues. Operation and maintenance expenses increased due to higher power plant maintenance costs, the implementation of SFAS No. 106 and SFAS No. 112 in 1993 (see Note 9 of Notes to Financial Statements in Part II,
Item 8 of the 1993 10-K), and employee severance costs. Fuel costs were higher primarily because of replacement power costs due to reduced nuclear generation, partially offset by the effect of lower interchange sales. Operating revenues were down due to lower interchange sales and milder weather partially offset by customer growth. These negative factors were partially offset by the depreciation reversal related to Palo Verde and lower interest costs.

         OTHER INCOME

         Net income reflects accounting practices required for regulated public utilities and represents a composite of cash and noncash items, including AFUDC. In accordance with the 1991 Settlement, during the six months ended June 30, 1994, the Company recorded $20.3 million of after-tax accretion income on Palo Verde Unit 3 and $5.6 million of after-tax income resulting from Palo Verde refund obligation reversals. The Company has now recorded all of the Unit 3 accretion income and Palo Verde refund obligation reversals related to the 1991 Settlement. See Note 2 of Notes to Financial Statements in Part II, Item 8 of the 1993 10-K. In accordance with the ACC Order, during the three months ended June 30, 1994, the Company also recorded a one-time depreciation reversal related to Palo Verde in the amount of approximately $15.0 million after tax. See Note 5 of Notes to Financial Statements in Part I, Item 1 of this report.

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

1994 SETTLEMENT AGREEMENT

         See Note 5 of Notes to Financial Statements in Part I, Item 1 of this report for a discussion of the ACC Order. Because of the non-cash earnings (1) that the Company expects to result from the accelerated amortization of ITCs during the 1995-1999 period (subject to Internal Revenue Service approval); and
(2) that resulted from the reversal of depreciation related to Palo Verde (associated with the 1991 Settlement), the Company does not expect its earnings to be significantly affected as a result of the ACC Order.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1994, the Company incurred approximately $106 million in construction expenditures, accounting for approximately 39% of the most recently estimated 1994 construction expenditures. The Company has estimated total construction expenditures for the years 1994, 1995, and 1996 to be approximately $272 million, $298 million, and $257 million, respectively.

         Refunding obligations for preferred stock and long-term debt, a capitalized lease obligation, and certain actual and anticipated early redemptions, including premiums thereon, are expected to total approximately $582 million (of which $513 million are optional), $111 million, and $4 million for the years 1994, 1995, and 1996, respectively. During the first six months of 1994, the Company refunded approximately $421 million (72%) of the estimated 1994 total. This amount includes the redemption, refunding, or repurchase of approximately $367 million of long-term debt and the redemption of approximately $54 million of preferred stock, including premiums thereon. During August 1994, the Company purchased on the open market approximately $24 million in aggregate principal amount of its First Mortgage Bonds, 10 1/4% Series due 2000 (the "10 1/4% Bonds"). On September 1, 1994, the Company will redeem at maturity all outstanding shares of its $8.50 Cumulative Preferred Stock, Series T ($100 Par Value) (the "Series T Stock") in the amount of $50 million. Since December 31, 1993, the Company has issued $100 million of its First Mortgage Bonds and incurred approximately $303 million of long-term debt consisting of borrowings from governmental authorities which had funded that amount through the issuance of pollution control bonds.

         Provisions in the Company's mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before the Company can issue additional first mortgage bonds or preferred stock. In addition, the mortgage bond indenture limits the amount of additional bonds which may be issued to a percentage of net property additions, to property previously pledged as security for certain bonds that have been redeemed or retired and/or cash deposited with the mortgage bond trustee. As of June 30, 1994, and (i) adjusting for the purchase of approximately $24 million of the 10 1/4% Bonds, and (ii) assuming the redemption on September 1, 1994 of $50 million of the Series T Stock, the Company estimates that the mortgage bond indenture and the articles of incorporation would have allowed the Company to issue up to approximately $1.26 billion and $1.04 billion of additional first mortgage bonds and preferred stock, respectively.

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

                         PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security-Holders

        At the Annual Meeting of Shareholders held on April 19, 1994, the shareholders elected all of its directors who will serve for the ensuing year or until their successors are elected or qualified, as follows:

                                                Votes
                                               Against                   Broker
                                                 and                       Non-
Director                     Votes For         Withheld   Abstentions     Votes
- --------                     ----------        --------   -----------    ------

Kenneth M. Carr              76,119,727         20,853         N/A         N/A
O. Mark De Michele           76,125,414         16,501         N/A         N/A
Martha O. Hesse              76,126,096         15,541         N/A         N/A
Marianne M. Jennings         76,119,854         20,457         N/A         N/A
Robert G. Matlock            76,123,863         17,171         N/A         N/A
Jaron B. Norberg             76,125,690         16,271         N/A         N/A
John R. Norton III           76,125,560         16,135         N/A         N/A
Donald M. Riley              76,125,604         15,850         N/A         N/A
Henry B. Sargent             76,066,353         67,401         N/A         N/A
Wilma W. Schwada             76,123,990         16,890         N/A         N/A
Verne D. Seidel              76,123,724         17,272         N/A         N/A
Richard Snell                76,063,698         69,356         N/A         N/A
Ben F. Williams, Jr.         76,127,545         14,771         N/A         N/A
Thomas G. Woods, Jr.         76,126,377         15,686         N/A         N/A


ITEM 5.  Other Information

        Palo Verde Nuclear Generating Station

         See Note 7 of Notes to Financial Statements in Part I, Item 1 of this report for a discussion of the tube cracking in the Palo Verde steam generators.

        Construction and Financing Programs

         See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of the Company's construction and financing programs.

         Water Supply

         As previously reported, in an action pending in Maricopa County Superior Court relating to claims to water in the Lower Gila Watershed, issues important to the Company's claims were remanded to the trial court for further action. See "Water Supply" in Part I, Item 1 of the 1993 10-K. On June 30, 1994, the trial court rendered its decision with respect to these issues. The trial court has certified its decision for interlocutory appeal to the Arizona Supreme Court, and the Supreme Court has not yet rendered its decision.


  ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

  Exhibit No.                Description
  -----------                -----------

  10.1                       ACC Order dated June 1, 1994

  15.1                       Letter in Lieu of Consent
                             Regarding Unaudited Interim
                             Financial Information

         (b)  Reports on Form 8-K

         During the quarter ended June 30, 1994, and the period ended August 12, 1994 the Company filed the following reports on Form 8-K:

         Report filed May 9, 1994 regarding the inspection of the Palo Verde Unit 3 steam generators and related issues.

         Report filed May 24, 1994 regarding the rescission by the Secretary of Labor of a final order approving a settlement agreement between the Company and a former contract employee.



                                   SIGNATURES


                Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARIZONA PUBLIC SERVICE COMPANY
                                                 (Registrant)





Dated:     August 12, 1994              By    Jaron B. Norberg
           ---------------                  --------------------
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