Form 10-Q
period 1994-09-30
ARIZONA PUBLIC SERVICE CO
filed 1994-11-10
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


Commission file number     1-4473

                         ARIZONA PUBLIC SERVICE COMPANY
             (Exact name of registrant as specified in its charter)

              Arizona                                        86-0011170
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona     85072-3999
(Address of Eprincipal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (602) 250-1000

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

           Number of shares of common stock, $2.50 par value,
            outstanding as of November 10, 1994:  71,264,947

                                     Glossary


  ACC  - Arizona Corporation Commission

  ACC Order - Final order of the ACC dated June 1, 1994 approving the Rate
              Settlement Agreement between the Company and the ACC Staff dated May 27, 1994

  ACC Staff - Staff of the Arizona Corporation Commission

  AFUDC - Allowance for funds used during construction

  Company - Arizona Public Service Company

  CSW - Central and South West Corporation

  EPA - United States Environmental Protection Agency

  EPEC - El Paso Electric Company

  Four Corners - Four Corners Power Plant

  ITCs - Investment tax credits

  June 10-Q - Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994

  1991 Settlement - December 1991 retail rate case settlement

  1993 10-K - Arizona Public Service Company Annual Report on Form 10-K for
              the fiscal year ended December 31, 1993

  Palo Verde - Palo Verde Nuclear Generating Station

  Pinnacle West - Pinnacle West Capital Corporation

<AUDIT-REPORT>
  INDEPENDENT ACCOUNTANTS' REPORT

  Arizona Public Service Company:

  We have reviewed the accompanying condensed balance sheet of Arizona Public Service Company as of September 30, 1994 and the related condensed statements of income for the three-month, nine-month and twelve-month periods ended September 30, 1994 and 1993 and cash flows for the nine-month periods ended September 30, 1994 and 1993. These condensed financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Arizona Public Service Company as of December 31, 1993 and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


  DELOITTE & TOUCHE LLP
  Phoenix, Arizona
  November 7, 1994
</AUDIT-REPORT>

     PART I - FINANCIAL INFORMATION
     ------------------------------

     Item 1. Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY

                         CONDENSED STATEMENTS OF INCOME

                                  (Unaudited)

                                                              Three Months
                                                           Ended September 30,
                                                         ----------------------
                                                            1994         1993
                                                         ---------    ---------
                                                         (Thousands of Dollars)


ELECTRIC OPERATING REVENUES ..........................   $ 570,427    $ 524,483
                                                         ---------    ---------

FUEL EXPENSES:
  Fuel for electric generation .......................      70,035       67,171
     Purchased power .................................      25,532       28,343
                                                         ---------    ---------
       Total .........................................      95,567       95,514
                                                         ---------    ---------
  OPERATING REVENUES LESS FUEL EXPENSES ..............     474,860      428,969
                                                         ---------    ---------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses .................      77,555       75,145
  Maintenance ........................................      25,389       26,012
   Depreciation and amortization .....................      58,827       55,837
  Income taxes - current .............................      66,865       41,663
  Income taxes - deferred ............................      25,565       35,885
  Other taxes ........................................      65,544       61,788
                                                         ---------    ---------
     Total ...........................................     319,745      296,330
                                                         ---------    ---------
OPERATING INCOME .....................................     155,115      132,639
                                                         ---------    ---------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity .....................................       1,014          684
  Palo Verde accretion income ........................        --         18,959
  Other - net ........................................      (2,200)        (193)
  Income taxes - current .............................       2,978        1,846
    Income taxes - deferred ..........................       1,911       (5,557)
                                                         ---------    ---------
     Total ...........................................       3,703       15,739
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ....................     158,818      148,378
                                                         ---------    ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt .........................      40,169       41,370
  Interest on short-term borrowings ..................       1,856        2,634
   Debt discount, premium and expense ................       1,927        2,269
  AFUDC - debt .......................................      (1,401)        (806)
                                                         ---------    ---------
       Total .........................................      42,551       45,467
                                                         ---------    ---------

NET INCOME ...........................................     116,267      102,911
PREFERRED STOCK DIVIDEND REQUIREMENTS ................       5,908        7,294
                                                         ---------    ---------
EARNINGS FOR COMMON STOCK ............................   $ 110,359    $  95,617
                                                         =========    =========


See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                         CONDENSED STATEMENTS OF INCOME

                                  (Unaudited)

                                                              Nine Months
                                                          Ended September 30,
                                                      -------------------------
                                                          1994          1993
                                                        (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ........................  $ 1,353,191   $ 1,303,161
                                                      -----------   -----------

FUEL EXPENSES:
  Fuel for electric generation .....................      188,093       177,208
  Purchased power ..................................       51,899        55,416
                                                      -----------   -----------
      Total ........................................      239,992       232,624
                                                      -----------   -----------
OPERATING REVENUES LESS FUEL EXPENSES ..............    1,113,199     1,070,537
                                                      -----------   -----------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses ...............      219,998       205,698
  Maintenance ......................................       89,011        80,761
   Depreciation and amortization ...................      174,401       166,900
  Income taxes - current ...........................       95,059        87,535
  Income taxes - deferred ..........................       52,949        57,848
  Other taxes ......................................      175,912       167,451
                                                      -----------   -----------
      Total ........................................      807,330       766,193
                                                      -----------   -----------
OPERATING INCOME ...................................      305,869       304,344
                                                      -----------   -----------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ...................................        2,837         2,094
  Palo Verde accretion income ......................       33,596        55,418
  Other - net ......................................       16,976        (1,576)
  Income taxes - current ...........................        4,895         3,436
   Income taxes - deferred .........................      (15,506)      (18,207)
                                                      -----------   -----------
      Total ........................................       42,798        41,165
                                                      -----------   -----------
INCOME BEFORE INTEREST DEDUCTIONS ..................      348,667       345,509
                                                      -----------   -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt .......................      120,209       124,263
  Interest on short-term borrowings ................        4,990         5,734
  Debt discount, premium and expense ...............        6,800         6,843
  AFUDC - debt .....................................       (3,918)       (2,772)
                                                      -----------   -----------
     Total .........................................      128,081       134,068
                                                      -----------   -----------

NET INCOME .........................................      220,586       211,441
PREFERRED STOCK DIVIDEND REQUIREMENTS ..............       20,390        22,831
                                                      -----------   -----------
EARNINGS FOR COMMON STOCK ..........................  $   200,196   $   188,610
                                                      ===========   ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY


                         CONDENSED STATEMENTS OF INCOME

                                  (Unaudited)

                                                              Twelve Months
                                                           Ended September 30,
                                                       ------------------------
                                                           1994         1993
                                                       -----------  -----------
                                                        (Thousands of Dollars)

ELECTRIC OPERATING REVENUES .......................... $ 1,736,320  $ 1,701,921
                                                       -----------  -----------

FUEL EXPENSES:
  Fuel for electric generation .......................     242,319      237,103
  Purchased power ....................................      65,595       66,944
                                                       -----------  -----------
      Total ..........................................     307,914      304,047
                                                       -----------  -----------
OPERATING REVENUES LESS FUEL EXPENSES ................   1,428,406    1,397,874
                                                       -----------  -----------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses .................     296,960      283,149
   Maintenance .......................................     126,806      111,078
  Depreciation and amortization ......................     230,111      221,952
   Income taxes - current ............................     105,047      119,438
    Income taxes - deferred ..........................      65,634       55,141
  Other taxes ........................................     229,835      221,550
                                                       -----------  -----------
     Total ...........................................   1,054,393    1,012,308
                                                       -----------  -----------
   OPERATING INCOME ..................................     374,013      385,566
                                                       -----------  -----------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity .....................................       3,069        2,776
   Palo Verde accretion income .......................      53,058       72,943
  Other - net ........................................      16,417       (6,082)
  Income taxes - current .............................       5,824        5,499
  Income taxes - deferred ............................     (22,515)     (24,491)
                                                       -----------  -----------
     Total ...........................................      55,853       50,645
                                                       -----------  -----------
INCOME BEFORE INTEREST DEDUCTIONS ....................     429,866      436,211
                                                       -----------  -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt .........................     160,556      167,449
  Interest on short-term borrowings ..................       5,918        6,978
    Debt discount, premium and expense ...............       9,160        9,055
   AFUDC - debt ......................................      (5,299)      (3,675)
                                                       -----------  -----------
     Total ...........................................     170,335      179,807
                                                       -----------  -----------

NET INCOME ...........................................     259,531      256,404
 PREFERRED STOCK DIVIDEND REQUIREMENTS ...............      28,399       30,756
                                                       -----------  -----------
 EARNINGS FOR COMMON STOCK ........................... $   231,132  $   225,648
                                                       ===========  ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                  (Unaudited)


                                                      September 30, December 31,
                                                      ------------  -----------
                                                          1994          1993
                                                      ------------  -----------
                                                        (Thousands of Dollars)
UTILITY PLANT:
     Electric plant in service and held for
       future use..................................... $ 6,458,705  $ 6,333,884
      Less accumulated depreciation and amortization .   2,077,656    1,991,143
                                                       -----------  -----------
         Total .......................................   4,381,049    4,342,741
      Construction work in progress ..................     176,249      197,556
      Nuclear fuel, net of amortization ..............      56,288       60,953
                                                       -----------  -----------
         Utility plant - net .........................   4,613,586    4,601,250
                                                       -----------  -----------

INVESTMENTS AND OTHER ASSETS : .......................      70,585       63,224
                                                       -----------  -----------

CURRENT ASSETS:
     Cash and cash equivalents .......................       8,261        7,557
     Accounts receivable:
        Service customers ............................     131,267      102,745
        Other ........................................      20,235       21,091
        Allowance for doubtful accounts ..............      (2,016)      (2,569)
     Accrued utility revenues ........................      83,997       60,356
     Materials and supplies, at average cost .........      95,827       96,174
     Fossil fuel, at average cost ....................      24,956       34,220
     Deferred income taxes ...........................      25,527       29,117
     Other ...........................................      14,248       12,653
                                                       -----------  -----------
         Total current assets ........................     402,302      361,344
                                                       -----------  -----------

DEFERRED DEBITS:
     Regulatory asset for income taxes ...............     554,868      585,294
     Palo Verde Unit 3 cost deferral .................     294,877      301,748
     Palo Verde Unit 2 cost deferral .................     173,451      177,998
     Unamortized costs of reacquired debt ............      63,583       63,147
     Unamortized debt issue costs ....................      17,307       17,999
     Other ...........................................     188,518      185,258
                                                       -----------  -----------
         Total deferred debits .......................   1,292,604    1,331,444
                                                       -----------  -----------

         TOTAL ....................................... $ 6,379,077  $ 6,357,262
                                                       ===========  ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                            CONDENSED BALANCE SHEETS


                                  LIABILITIES

                                  (Unaudited)


                                                     September 30,  December 31,
                                                         1994           1993
                                                     -------------  ------------
                                                        (Thousands of Dollars)
CAPITALIZATION:
     Common stock ..............................     $   178,162     $   178,162
     Premiums and expense - net ................       1,039,303       1,037,681
     Retained earnings .........................         378,139         307,098
                                                     -----------     -----------
        Common stock equity ....................       1,595,604       1,522,941
     Non-redeemable preferred stock ............         193,561         193,561
     Redeemable preferred stock ................          95,000         197,610
     Long-term debt less current maturities ....       2,170,319       2,124,654
                                                     -----------     -----------
        Total capitalization ...................       4,054,484       4,038,766
                                                     -----------     -----------

CURRENT LIABILITIES:
     Commercial paper ..........................          35,500         148,000
     Current maturities of long-term debt ......           3,375           3,179
     Accounts payable ..........................          84,959          81,772
     Accrued taxes .............................         180,052         112,293
     Accrued interest ..........................          34,821          45,729
     Common dividends payable ..................          22,500            --
     Other .....................................          69,956          60,737
                                                     -----------     -----------
        Total current liabilities ..............         431,163         451,710
                                                     -----------     -----------

DEFERRED CREDITS AND OTHER:
     Deferred income taxes .....................       1,431,558       1,391,184
     Deferred investment tax credit ............         143,884         149,819
     Unamortized gain - sale of utility plant ..         100,749         107,344
     Customer advances for construction ........          18,032          15,578
     Other .....................................         199,207         202,861
                                                     -----------     -----------
         Total deferred credits and other ......       1,893,430       1,866,786
                                                     -----------     -----------

COMMITMENTS AND CONTINGENCIES
  (Notes 6, 7 and 8)

        TOTAL ..................................     $ 6,379,077     $ 6,357,262
                                                     ===========     ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                Nine Months
                                                            Ended September 30,
                                                          ---------------------
                                                             1994        1993
                                                          ---------   ---------
                                                          (Thousands of Dollars)

Cash Flows from Operating Activities:
  Net income ...........................................  $ 220,586   $ 211,441
  Items not requiring cash:
    Depreciation and amortization ......................    174,401     166,900
    Nuclear fuel amortization ..........................     23,226      25,430
    AFUDC - equity .....................................     (2,837)     (2,094)
    Deferred income taxes - net ........................     74,390      81,891
    Deferred investment tax credit - net ...............     (5,935)     (5,835)
    Refund obligation - net ............................     (9,308)    (16,031)
    Palo Verde accretion income ........................    (33,596)    (55,418)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ..........................    (28,219)     14,272
    Accrued utility revenues ...........................    (23,641)    (20,472)
    Materials, supplies and fossil fuel ................      9,611       3,191
    Other current assets ...............................     (1,595)    (59,045)
    Accounts payable ...................................     16,634      (9,534)
    Accrued taxes ......................................     67,759      67,714
    Accrued interest ...................................    (10,926)     (7,073)
    Other current liabilities ..........................     19,353      14,863
  Other - net ..........................................     (3,022)     33,183
                                                          ---------   ---------
      Net cash flow provided by operating activities ...    486,881     443,383
                                                          ---------   ---------

Cash Flows from Financing Activities:
  Long-term debt .......................................    498,418     520,020
  Short-term borrowings - net ..........................   (112,500)   (150,000)
  Dividends paid on common stock .......................   (105,000)   (127,500)
  Dividends paid on preferred stock ....................    (21,207)    (23,042)
  Repayment of preferred stock .........................   (104,096)    (28,040)
  Repayment and reacquisition of long-term debt ........   (457,432)   (415,515)
                                                          ---------   ---------
      Net cash flow used for financing  activities .....   (301,817)   (224,077)
                                                          ---------   ---------

Cash Flows from Investing Activities:
  Capital expenditures .................................   (179,836)   (166,671)
  AFUDC - equity .......................................      2,837       2,094
  Other ................................................     (7,361)     (6,737)
                                                          ---------   ---------
      Net cash flow used for investing activities ......   (184,360)   (171,314)
                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents ...        704      47,992
Cash and cash equivalents at beginning of period .......      7,557       1,152
                                                          ---------   ---------
Cash and cash equivalents at end of period .............  $   8,261   $  49,144
                                                          =========   =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ..........  $ 132,050   $ 129,315
    Income taxes .......................................  $  60,151   $  55,205

See Notes to Condensed Financial Statements.

                        ARIZONA PUBLIC SERVICE COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1994, the results of operations for the three months, nine months, and twelve months ended September 30, 1994 and 1993, and the cash flows for the nine months ended September 30, 1994 and 1993. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1993 10-K.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization since December 31, 1993.

5. By order dated June 1, 1994 (the "ACC Order") the ACC approved the terms of a settlement agreement dated May 27, 1994 between the Company and the ACC Staff. The ACC Order (a) reduced the Company's annual retail rates by approximately $38.3 million, or 2.7%, effective June 1, 1994; (b) establishes mandatory spending levels on renewable resources and demand side management projects that the Company will be allowed to recover through a surcharge which, when netted against the rate reduction referenced in clause (a), would result in a rate reduction of approximately 2.2%; (c) provides that neither the Company nor the ACC Staff will file for a permanent change to the Company's general rates and charges before December 31, 1996, except under certain circumstances; (d) establishes a cost of service target based on fuel and operation and maintenance expenses that, if met or exceeded by the Company, would entitle the Company to a percentage of the resulting savings if the next general rate proceeding results in no increase in residential rates; (e) confirms that all three Palo Verde units are, and in future rate cases will be, included in the Company's rate base, unless there are significant changes in the operating characteristics, reliability, or efficiency of the units; (f) approves higher decommissioning funding levels for each of the Palo Verde units; (g) allows the Company to accelerate the amortization of certain ITCs; and (h) allowed the Company to record a one-time depreciation reversal related to Palo Verde (associated with the 1991 Settlement) in the amount of approximately $15.0 million after tax. Because of the non-cash earnings resulting from the items discussed in clauses
(g) and (h) of this Note 5, the Company does not expect its earnings to be significantly affected by the retail rate reduction resulting from the ACC Order. The description of the ACC Order in this paragraph is a summary and is qualified in its entirety by the copy of the ACC Order that is attached as an exhibit to the June 10-Q.

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

7. The other joint owners of Palo Verde and Four Corners Units 4 and 5 include El Paso Electric Company ("EPEC"), which is currently operating under Chapter 11 of the Bankruptcy Code. A plan whereby EPEC would become a wholly-owned subsidiary of Central and South West Corporation ("CSW") (the "EPEC Plan") would resolve certain issues to which the Company could be exposed by the bankruptcy, including potential claims by EPEC arising out of the Company's role as Palo Verde operating agent in connection with the 1989-90 Palo Verde outages. In the disclosure statement relating to the EPEC Plan, EPEC stated that these claims may be of "significant value." EPEC has granted the Company a release for these potential claims, but the release will become effective only if, among other things, the EPEC Plan becomes effective.

       In September 1994 EPEC received a letter from CSW stating that CSW believes certain matters constitute a failure of certain closing conditions under the merger agreement between the parties that would preclude the closing of the merger unless the matters are timely resolved. EPEC subsequently advised CSW that EPEC did not believe that a failure of any closing condition had occurred. The Company cannot predict when or if the EPEC Plan will become effective, or, if the EPEC Plan does not become effective, whether EPEC would assert any claims against the Company arising out of the 1989-90 Palo Verde outages or the size of any such claims. The Company does not expect, however, that any such claims, if asserted, would have a materially adverse impact on its operations or financial position.

8. The Company has encountered axial tube cracking in the upper regions of the two steam generators in Unit 2 and, to a lesser degree, in Unit 3. The Company believes that this form of tube degradation, the location of which is uncommon in the industry, is due to the susceptibility of tube materials to a combination of deposits on the tubes and the relatively high temperatures at which all three units are designed to operate. The Company has taken, and will continue to take, remedial actions that it believes will retard further tube degradation to acceptable levels. These actions have included chemically cleaning the Unit 2 and 3 steam generators, and improving the water quality and reducing the operating temperature in all three units.

       All of the Palo Verde units are now operating at or near 100% capacity. In March and October 1994 the Company performed mid-cycle inspection outages at Unit 2. The October outage revealed that the number of steam generator tubes with indications of degradation was well within the Company's projections. Unit 2 is scheduled for a refueling and maintenance outage in early 1995. Palo Verde Unit 3 completed a refueling outage in June 1994 and is scheduled for a mid-cycle inspection outage beginning in November 1994. Unit 1 is scheduled for a refueling outage beginning in April 1995.

       When tube cracks are detected during any outage, the affected tubes are taken out of service by plugging. That has occurred in a number of tubes in all three units, particularly in Unit 2, which is by far the most affected by cracking and plugging. The Company expects that the remedial actions referenced above will slow the rate of plugging to an acceptable level. The Company currently believes that the Palo Verde steam generators are capable of operating for their designed life of forty years, although, at some point in the future, long-term economic considerations may make steam generator replacement a desirable option.

                        ARIZONA PUBLIC SERVICE COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results

The following table summarizes the Company's revenues and earnings for the three-month, nine-month, and twelve-month periods ended September 30, 1994 and 1993:

                          Periods ended September 30
                            (Thousands of Dollars)

                 Three Months           Nine Months           Twelve Months
              ------------------  ----------------------  ----------------------
                1994      1993       1994        1993        1994        1993
              ------------------  ----------------------  ----------------------
Operating
Revenues ...  $570,427  $524,483  $1,353,191  $1,303,161  $1,736,320  $1,701,921

Earnings
for common
stock ......  $110,359  $ 95,617  $  200,196  $  188,610  $  231,132  $  225,648


       Operating Results - Three-month period ended September 30, 1994 compared
       ------------------------------------------------------------------------
       to three-month period ended September 30, 1993
       ----------------------------------------------

       Earnings increased in the three-month period ended September 30, 1994 primarily due to increased operating revenues. Operating revenues were up significantly due to higher sales resulting from warmer weather and continued customer growth. Partially offsetting the increased operating revenues were the absence of non-cash income related to the 1991 Settlement, which the Company completed recording in May 1994, and a retail rate reduction which became effective June 1, 1994 (see Note 5 of Notes to Condensed Financial Statements in
Part I, Item 1 of this report). Although generation was up to meet the increased sales, total fuel costs remained relatively flat between the two periods due primarily to improved nuclear operations.

       Operating Results - Nine-month period ended September 30, 1994 compared
       -----------------------------------------------------------------------
       to nine-month period ended September 30, 1993
       ---------------------------------------------

       Earnings increased in the nine-month period ended September 30, 1994 primarily due to increased operating revenues and the reversal of certain previously recorded depreciation related to Palo Verde (see Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report). Operating revenues were up significantly due to higher sales resulting from warmer weather and continued customer growth. Partially offsetting the increased operating revenues were increases in operations and maintenance expenses, lower non-cash income related to the 1991 Rate Settlement, a retail rate reduction, higher fuel costs, and lower interchange sales to other utilities. Operations and maintenance expenses increased due primarily to employee severance costs resulting from various Company cost-reduction efforts and higher power plant maintenance costs. The increase in power plant maintenance costs was primarily due to the timing of scheduled outages for certain fossil plants and certain remedial actions at Palo Verde (see Note 8 of Notes to Condensed Financial Statements in Part I, Item 1 of this report). Fuel costs were higher due to replacement power related to reduced nuclear generation in the first half of 1994 and to the increased generation needed to meet higher sales. These fuel increases were partially offset by fewer interchange sales and improved nuclear operations in the third quarter of 1994.

       Operating Results - Twelve-month period ended September 30, 1994 compared
       -------------------------------------------------------------------------
       to twelve-month period ended September 30, 1993
       -----------------------------------------------

       Earnings increased in the twelve-month period ended September 30, 1994 primarily due to increased operating revenues and the reversal of certain previously recorded depreciation related to Palo Verde (see Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report). Operating revenues were up due to continued customer growth and warmer weather. Partially offsetting the increased operating revenues were increased operations and maintenance costs, lower non-cash income related to the 1991 Settlement, higher fuel costs, lower interchange sales, and a retail rate reduction. Operations and maintenance costs increased primarily due to higher power plant maintenance costs and employee severance costs. The increase in power plant maintenance costs was primarily due to the timing of scheduled outages for certain fossil plants and certain remedial actions taken at Palo Verde (see Note 8 of Notes to Condensed Financial Statements in Part I, Item 1 of this report). Fuel costs were higher due to replacement power related to reduced nuclear generation plus the increased generation needed to meet higher sales. These fuel increases were partially offset by fewer interchange sales and improved nuclear operations in the third quarter of 1994. Lower interest costs also contributed to the earnings increase.

       Other Income
       ------------

       Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and noncash items, including AFUDC. Included in the nine months ended September 30, 1994 other income amounts are $20.3 million of after-tax accretion income on Palo Verde Unit 3 and $5.6 million of after-tax income resulting from Palo Verde refund obligation reversals recorded by the Company in accordance with the 1991 Settlement. The Company has now recorded all of the Unit 3 accretion income and Palo Verde refund obligation reversals related to the 1991 Settlement. See Note 2 of Notes to Financial Statements in Part II, Item 8 of the 1993 10-K. Also included in the nine months ended September 30, 1994 other income amounts is a one-time depreciation reversal related to Palo Verde in the amount of approximately $15.0 million after tax recorded by the Company in accordance with the ACC Order (see
Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report).

1994 Settlement Agreement
- -------------------------

       See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of the ACC Order. Because of the non-cash earnings (1) that will result from the accelerated amortization of ITCs during the 1995-1999 period; and (2) that resulted from the reversal of depreciation related to Palo Verde (associated with the 1991 Settlement), the Company does not expect its earnings to be significantly affected by the retail rate reduction resulting from the ACC Order.

Liquidity and Capital Resources
- -------------------------------

       For the nine months ended September 30, 1994, the Company incurred approximately $163 million in construction expenditures, accounting for approximately 60% of the most recently estimated 1994 construction expenditures. The Company has estimated total construction expenditures for the years 1994, 1995, and 1996 to be approximately $272 million, $298 million, and $257 million, respectively.

       Refunding obligations for preferred stock and long-term debt, a capitalized lease obligation, and certain actual and anticipated early redemptions, including premiums thereon, are expected to total approximately $587 million (of which $518 million are optional), $106 million, and $4 million for the years 1994, 1995, and 1996, respectively. During the first nine months of 1994, the Company refunded approximately $562 million (96%) of the estimated 1994 total. This amount includes the redemption, refunding, or repurchase of approximately $456 million of long-term debt and the redemption of approximately $104 million of preferred stock, including premiums thereon. In October 1994 the Company repurchased approximately $5 million of its First Mortgage Bonds and incurred approximately $11 million of long-term debt in connection with a tax-exempt financing. On October 24, 1994, the Company redeemed all $20 million of its outstanding $8.48 Cumulative Preferred Stock, Series S (the "Series S Stock"). Since December 31, 1993, the Company has issued $100 million of its First Mortgage Bonds and incurred approximately $412 million of long-term debt in connection with tax-exempt financings.

       Provisions in the Company's mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before the Company can issue additional first mortgage bonds or preferred stock. In addition, the mortgage bond indenture limits the amount of additional bonds which may be issued to a percentage of net property additions, to property previously pledged as security for certain bonds that have been redeemed or retired and/or cash deposited with the mortgage bond trustee. As of September 30, 1994, and adjusting for the (i) purchase of approximately $5 million of First Mortgage Bonds, (ii) incurrence of approximately $11 million of long-term debt in connection with a tax-exempt financing, and (iii) redemption of $20 million of the Series S Stock, the Company estimates that the mortgage bond indenture and the articles of incorporation would have allowed the Company to issue up to approximately $1.29 billion and $981 million of additional first mortgage bonds and preferred stock, respectively.

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

                           PART II - OTHER INFORMATION


ITEM 5.  Other Information
- --------------------------

     Palo Verde Nuclear Generating Station
     -------------------------------------

       See Note 8 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of issues relating to the Palo Verde steam generators.

     Construction and Financing Programs
     -----------------------------------

       See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of the Company's construction and financing programs.

     Water Supply
     ------------

       As previously reported, in an action pending in Maricopa County Superior Court relating to claims to water in the Lower Gila Watershed, issues important to the Company's claims were remanded to the trial court for further action and the trial court certified its decision for interlocutory appeal to the Arizona Supreme Court. See "Water Supply" in Part II, Item 5 of the June 10-Q. On September 28, 1994, the Arizona Supreme Court granted review of the June 30, 1994, trial court decision.

     Environmental Matters
     ---------------------

     As previously reported, on March 22, 1994, the EPA issued rules for nitrogen oxide emissions limitations which will require the Company to install additional pollution control equipment at Four Corners. See "Environmental Matters" in Part I, Item 1 of the 1993 10-K. The Company has determined that it will accelerate to 1997 compliance with these requirements. The Company estimates that the cost of such compliance will be approximately $20 million, most of which will be incurred during 1995.

  ITEM 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

       (a)  Exhibits

  Exhibit No.      Description
  -----------      -----------
  10.1             Third Amendment to the Arizona
                   Public Service Company Directors'
                   Deferred Compensation Plan

  10.2             Fourth Amendment to the
                   Arizona Public Service Company
                   Deferred Compensation Plan

  15.1             Letter in Lieu of Consent
                   Regarding Unaudited Interim
                   Financial Information

  27               Financial Data Schedule

       (b)  Reports on Form 8-K

       During the quarter ended September 30, 1994, and the period ended November 10, 1994 the Company filed the following reports on Form 8-K:

       Report dated October 19, 1994 comprised of an exhibit to the Company's Registration Statements (Registration Nos. 33-61228 and 33-55473).

                                  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARIZONA PUBLIC SERVICE COMPANY
                                             (Registrant)





Dated:     November 10, 1994             By Jaron B. Norberg
       ---------------------                ----------------------------
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