Form 10-K405
ARIZONA PUBLIC SERVICE CO
filed 1995-03-30
CIK 7286

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                  FORM 10-K
     (Mark One)
       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1994

                                      OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from        to
                                          ------    -------

                        Commission File Number 1-4473
                        Arizona Public Service Company
            (Exact name of registrant as specified in its charter)


               ARIZONA                                    86-0011170
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

400 North Fifth Street, P.O. Box 53999
      Phoenix, Arizona 85072-3999                         (602) 250-1000
(Address of principal executive offices,        (Registrant's telephone number,
          including zip code)                           including area code)
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
         Title of each class                                which registered
--------------------------------------------------------------------------------

  Adjustable Rate Cumulative Preferred Stock,  ......... New York Stock Exchange
    Series Q, $100 Par Value

  $1.8125 Cumulative Preferred Stock,  ................. New York Stock Exchange
    Series W, $25 Par Value

  10% Junior Subordinated Deferrable Interest  ......... New York Stock Exchange
    Debentures, Series A, Due 2025

Securities registered pursuant to Section 12(g) of the Act:
                           Cumulative Preferred Stock
                                (Title of class)

      (See Note 3 of Notes to Financial Statements in Item 8 for dividend rates, series designations (if any), and par values)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]





                                                          Aggregate Market Value
                                                         of Voting Stock Held by
                                                           Non-affiliates of the
     Title of Each Class              Shares Outstanding       registrant as of
       of Voting Stock               as of March 22, 1995       March 22, 1995
--------------------------------------------------------------------------------
  Cumulative Preferred Stock.....         5,624,199             $228,811,223(a)
--------------------------------------------------------------------------------

(a) COMPUTED, WITH RESPECT TO SHARES LISTED ON THE NEW YORK STOCK EXCHANGE, BY REFERENCE TO THE CLOSING PRICE ON THE COMPOSITE TAPE ON MARCH 22, 1995, AS REPORTED BY THE WALL STREET JOURNAL, AND WITH RESPECT TO NON-LISTED SHARES, BY DETERMINING THE YIELD ON LISTED SHARES AND ASSUMING A MARKET VALUE FOR NON-LISTED SHARES WHICH WOULD RESULT IN THAT SAME YIELD.

    As of March 29, 1995, there were issued and outstanding 71,264,947 shares of the registrant's common stock, $2.50 par value, all of which were held beneficially and of record by Pinnacle West Capital Corporation.

                     Documents Incorporated by Reference

        Portions of the registrant's definitive proxy statement relating to its annual meeting of shareholders to be held on May 16, 1995, are incorporated by reference into Part III hereof.








                              TABLE OF CONTENTS



GLOSSARY................................................................     1

PART I

    Item 1. Business....................................................     2
    Item 2. Properties..................................................     8
    Item 3. Legal Proceedings...........................................    12
    Item 4. Submission of Matters to a Vote of Security Holders.........    12
    Supplemental Item.
            Executive Officers of the Registrant........................    12

PART II

    Item 5. Market for Registrant's Common Stock and Related Security
            Holder Matters..............................................    14
    Item 6. Selected Financial Data.....................................    15
    Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    16
    Item 8. Financial Statements and Supplementary Data.................    19
    Item 9. Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    40

PART III

    Item 10. Directors and Executive Officers of the Registrant.........    40
    Item 11. Executive Compensation.....................................    40
    Item 12. Security Ownership of Certain Beneficial Owners and
      Management........................................................    40
    Item 13. Certain Relationships and Related Transactions.............    40

PART IV

    Item 14. Exhibits, Financial Statements, Financial Statement
             Schedules,
             and Reports on Form 8-K....................................    41

SIGNATURES..............................................................    54







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

EPEC -- El Paso Electric Company

FASB -- Financial Accounting Standards Board

FERC -- Federal Energy Regulatory Commission

Four Corners -- Four Corners Power Plant

ITC -- Investment Tax Credit

kW -- Kilowatt, one thousand watts

kWh -- Kilowatt-hour, one thousand watts per hour

Mortgage -- Mortgage and Deed of Trust, dated as of July 1, 1946, as supplemented and amended

MWh -- Megawatt hours, one million watts per hour

1935 Act -- Public Utility Holding Company Act of 1935

NGS -- Navajo Generating Station

NRC -- Nuclear Regulatory Commission

PacifiCorp -- An Oregon-based utility company

Palo Verde -- Palo Verde Nuclear Generating Station

Pinnacle West -- Pinnacle West Capital Corporation, an Arizona corporation, the Company's parent

SEC -- Securities and Exchange Commission

SFAS No. 71 -- Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

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

SFAS No. 109 -- Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"

SFAS No. 112 -- Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits"

SRP -- Salt River Project Agricultural Improvement and Power District

USEC -- United States Enrichment Corporation



                                    PART I

                               ITEM 1. BUSINESS

The Company

    The Company was incorporated in 1920 under the laws of Arizona and is engaged principally in serving electricity in the State of Arizona. The principal executive offices of the Company are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000). The Company currently employs approximately 6,535 people, which includes employees assigned to joint projects where the Company is project manager.

    The Company serves approximately 681,000 customers in an area that includes all or part of 11 of Arizona's 15 counties. During 1994, no single purchaser or user of energy accounted for more than 3% of total electric revenues.

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

Industry and Company Issues

    The utility industry continues to experience a number of challenges. Depending on the circumstances of a particular utility, these may include (i) competition in general from numerous sources (see "Competition" below); (ii) difficulties in meeting government imposed environmental requirements; (iii) the necessity to make substantial capital outlays for transmission and distribution facilities; (iv) uncertainty regarding projected electrical demand growth; (v) controversies over electromagnetic fields; (vi) controversies over the safety and use of nuclear power; (vii) issues related to spent fuel and low-level waste (see "Generating Fuel" below); and (viii) increasing costs of wages and materials.

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

    Electric utilities have historically operated in a highly-regulated environment that provides limited opportunities for direct competition in providing electric service to their customers. The National Energy Policy Act of 1992 (the "Energy Act") has far-reaching implications for the Company by moving utilities toward a more competitive environment. The Energy Act is designed, among other things, to promote competition among utility and non- utility generators by amending the Public Utility Holding Company Act of 1935 (the "1935 Act") to exempt a new class of independent power producers that are not subject to regulation under the 1935 Act. The Energy Act also amends the Federal Power Act to allow the FERC to order electric utilities to transmit, or "wheel," wholesale power for others. The FERC is prohibited under the Energy Act from requiring utilities to provide transmission access to retail customers, and there remains uncertainty about a state's ability to authorize such transmission access to and for retail electric customers.

    One of the issues that must be addressed responsibly is the recovery in a more competitive environment of the carrying value of assets (including those referred to in Note 1a of Notes to Financial Statements) acquired or recorded under the existing regulatory environment. Pursuant to a 1994 rate settlement (see Note 2 of Notes to Financial Statements), the Company and the ACC staff will develop certain procedures that are responsive to the competitive forces in larger customer segments, with the objective of making joint recommendations to the ACC in 1995. A separate ACC proceeding on competition was opened in mid-1994 and is expected to continue for some months.

    As the forces of competition continue to impact the industry, it will become clearer as to what customer sectors and what regions will be most affected and what strategies are best to deal with those forces. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Competition" in
Item 7 for a discussion of some of the Company's strategies.

Capital Structure

    The capital structure of the Company (which, for this purpose, includes short-term borrowings and current maturities of long-term debt) as of December 31, 1994 is tabulated below.





                                                          Amount    Percentage
                                                        ----------  ----------
                                                        (Thousands
                                                            of
                                                         Dollars)
Long-Term Debt Less Current Maturities:
  First mortgage bonds................................  $1,740,071
  Other...............................................     441,761
                                                        ----------
    Total long-term debt less current maturities......   2,181,832       52.5%
                                                        ----------
Non-Redeemable Preferred Stock........................     193,561        4.7
                                                        ----------
Redeemable Preferred Stock............................      75,000        1.8
                                                        ----------
Common Stock Equity:
  Common stock, $2.50 par value, 100,000,000 shares
    authorized; 71,264,947 shares outstanding.........     178,162
  Premiums and expenses...............................   1,039,303
  Retained earnings...................................     353,655
                                                        ----------
    Total common stock equity.........................   1,571,120       37.8
                                                        ----------
      Total capitalization............................   4,021,513
Current Maturities of Long-Term Debt..................       3,428         .1
Short-Term Borrowings.................................     131,500        3.1
                                                        ----------    --------

      Total...........................................  $4,156,441      100.0%
                                                        ----------    --------
                                                        ----------    --------
See Notes 3, 4, and 5 of Notes to Financial Statements in Item 8.

    On January 12, 1995, the Company issued $75 million of its 10% junior subordinated deferrable interest debentures, Series A (MIDS), due 2025, and applied the net proceeds to the repayment of short-term borrowings incurred for the redemption of preferred stock in 1994. On March 2, 1995, the Company redeemed $49.15 million in aggregate principal amount of the Company's First Mortgage Bonds, 10.25% Series due 2000 (the "10.25% Bonds").

    So long as any of the Company's first mortgage bonds are outstanding, the Company is required for each calendar year to deposit with the trustee under its Mortgage cash in a formularized amount related to net additions to the Company's mortgaged utility plant; however, the Company may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1994, the replacement fund requirement amounted to approximately $125 million. Many, though not all, of the bonds issued by the Company under the Mortgage are redeemable at their par value plus accrued interest with cash deposited by the Company in the replacement fund, subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed and/or to other restrictions on any such redemption. The cash deposited with the trustee by the Company in partial satisfaction of its 1994 replacement fund requirements was used to redeem the 10.25% Bonds at their principal amount plus accrued interest.

Rates

    State. The ACC has regulatory authority over the Company in matters relating to retail electric rates and the issuance of securities. See Note 2 of Notes to Financial Statements in Item 8 for a discussion of the 1994 retail rate settlement agreement between the Company and the ACC.

    Federal. The Company's rates for wholesale power sales and transmission services are subject to regulation by the FERC. During 1994, approximately 6% of the Company's electric operating revenues resulted from such sales and charges. For most wholesale transactions regulated by the FERC, a fuel adjustment clause results in monthly adjustments for changes in the actual cost of fuel for generation and in the fuel component of purchased power expense.

Arizona Corporation Commission Petition

    Pinnacle West and its subsidiaries, including the Company, are currently exempt from registration under the 1935 Act; however, the SEC has the authority to revoke or condition an exemption if it appears that any question exists as to whether the exemption may be detrimental to the public interest or the interest of investors or consumers. In May 1990, the ACC filed a petition with the SEC requesting the SEC to revoke or modify the Pinnacle West's exemption under the 1935 Act. To date, the SEC has not taken any action with respect to the ACC petition. The Company cannot predict what action, if any, the SEC may take with respect to such petition. The Company does not believe that the revocation or modification of the Pinnacle West exemption under the 1935 Act, if acted on by the SEC, would have a material adverse effect on the operations or financial position of the Company.

Construction Program

    Present construction plans exclude any major baseload generating plants. Utility construction expenditures for the years 1995 through 1997 are therefore expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities and for environmental purposes. Construction expenditures, including expenditures for environmental control facilities, for the years 1995 through 1997 have been estimated as follows:

                             (Millions of Dollars)
By Year                                   By Major Facilities
-----------------       ----------------------------------------------------
 1995        $300       Electric generation                             $278
 1996         257       Electric transmission                             59
 1997         236       Electric distribution                            367
             ----       General facilities                                89
             $793                                                       ----
             ====                                                       $793
                                                                        ====

    The amounts for 1995 through 1997 exclude capitalized interest costs and capitalized property taxes. These amounts include about $27 million each year for nuclear fuel expenditures. The Company conducts a continuing review of its construction program. This program and the above estimates are subject to periodic revisions based upon changes in projections as to system reliability, system load growth, rates of inflation, the availability and timing of environmental and other regulatory approvals, the availability and costs of outside sources of capital, and changes in project construction schedules. During the years 1992 through 1994, the Company incurred approximately $728 million in construction expenditures and approximately $31 million in additional capitalized items.

Environmental Matters

    Pursuant to the Clean Air Act, the EPA has adopted regulations, applicable to certain federally-protected areas, that address visibility impairment that can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that would limit sulfur dioxide emissions at NGS. Compliance with the emission limitation becomes applicable to NGS Units 1, 2, and 3 in 1997, 1998, and 1999, respectively. SRP, the NGS operating agent, has estimated a capital cost of $500 million, most of which will be incurred from 1995 through 1998, and annual operations and maintenance costs of approximately $14 million for all three units, for NGS to meet these requirements. The Company will be required to fund 14% of these expenditures.

    The Clean Air Act Amendments of 1990 (the "Amendments") became effective on November 15, 1990. The Amendments address, among other things, "acid rain," visibility in certain specified areas, toxic air pollutants, and the nonattainment of national ambient air quality standards. With respect to "acid rain," the Amendments establish a system of sulfur dioxide emissions
"allowances." Each existing utility unit is granted a certain number of "allowances." On March 5, 1993, the EPA promulgated rules listing allowance allocations applicable to Company-owned plants, which allocations will begin in the year 2000. Based on those allocations, the Company will have sufficient allowances to permit continued operation of its plants at current levels without installing additional equipment. In addition, the Amendments require the EPA to set nitrogen oxides emissions limitations which would require certain plants to install additional pollution control equipment. On March 22, 1994, the EPA issued rules for nitrogen oxides emissions limitations; however, on November 29, 1994, the United States Court of Appeals for the District of Columbia Circuit vacated the rules and remanded them to the EPA for further consideration. The EPA has not yet proposed revised rules.

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

    With respect to hazardous air pollutants emitted by electric utility steam generating units, the Amendments require two studies. The results of the first study indicated an impact from mercury emissions from such units in certain unspecified areas; however, the EPA has not yet stated whether or not emissions limitations will be imposed. Next, the EPA will complete a general study by November 1995 concerning the necessity of regulating such units under the Amendments. Due to the lack of historical data, and because the Company cannot speculate as to the ultimate requirements by the EPA, the Company cannot currently estimate the capital expenditures, if any, which may be required as a result of these studies.

    Certain aspects of the Amendments may require related expenditures by the Company, such as permit fees, none of which the Company expects to have a material impact on its financial position.

Generating Fuel

    Coal, nuclear, gas, and other contributions to total net generation of electricity by the Company in 1994, 1993, and 1992, and the average cost to the Company of those fuels (in dollars per MWh), were as follows:



                        Coal                     Nuclear                     Gas                      Other             All Fuels
              ------------------------  -------------------------  ------------------------  ------------------------  ------------
               Percent of     Average    Percent of     Average     Percent of     Average    Percent of     Average     Average
               Generation      Cost      Generation       Cost      Generation      Cost      Generation      Cost         Cost
              -------------  ---------  -------------  ----------  -------------  ---------  -------------  ---------  ------------
1994
  (estimate)      59.7%       $13.84        33.8%        $6.09         6.3%       $24.64           0.2%      $16.26        $11.90
1993........      62.3         12.95        32.4          6.17         5.1         31.53           0.2        18.32         11.70
1992........      58.8         13.06        36.4          5.84         4.5         31.27           0.3        20.75         11.26


    Other includes oil and hydro generation.

    The Company believes that Cholla has sufficient reserves of low sulfur coal committed to that plant for the next five years, the term of the existing coal contract. Sufficient reserves of low sulfur coal are available to continue operating Cholla for its useful life. The Company also believes that Four Corners and NGS have sufficient reserves of low sulfur coal available for use by those plants to continue operating them for their useful lives. The current sulfur content of coal being used at Four Corners, NGS, and Cholla is approximately 0.8%, 0.6%, and 0.4%, respectively. In 1994, average prices paid for coal supplied from reserves dedicated under the existing contracts were relatively stable, although applicable contract clauses permit escalations under certain conditions. In addition, major price adjustments can occur from time to time as a result of contract renegotiation.

    NGS and Four Corners are located on the Navajo Reservation and held under easements granted by the federal government as well as leases from the Navajo Tribe. See "Properties" in Item 2. The Company purchases all of the coal which fuels Four Corners from a coal supplier with a long-term lease of coal reserves owned by the Navajo Tribe and for NGS from a coal supplier with a long-term lease with the Navajo and Hopi Tribes. The Company purchases all of the coal which fuels Cholla from a coal supplier who mines all of the coal under a long-term lease of coal reserves owned by the Navajo Tribe, the federal government, and private landholders.

    The Company is a party to contracts with twenty-six natural gas operators and marketers which allow the Company to purchase natural gas in the method it determines to be most economic. During 1994, the principal sources of the Company's natural gas generating fuel were 21 of these companies. The Company is currently purchasing the majority of its natural gas requirements from twelve companies pursuant to contracts. The Company's natural gas supply is transported pursuant to a firm transportation service contract between the Company and El Paso Natural Gas Company. The Company continues to analyze the market to determine the source and method of meeting its natural gas requirements.

    The fuel cycle for Palo Verde is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors, and (6) the storage of spent fuel and the disposal thereof. The Palo Verde participants have made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 1997. Existing contracts and options could be utilized to meet approximately 80% of requirements in 1998 and 1999 and 70% of requirements from 2000 through 2002. Spot purchases in the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contract flexibilities and options. The Palo Verde participants have contracted for all conversion services required through 2000 and with options for up to 70% through 2002. The Palo Verde participants, including the Company, have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three Palo Verde units over a term expiring in September 2002, with options to continue through September 2007. In addition, existing contracts will provide fuel assembly fabrication services for at least ten years from the date of operation of each Palo Verde unit, and through contract options, approximately fifteen additional years are available. The Energy Act includes an assessment for decontamination and decommissioning of DOE's enrichment facilities. The total amount of this assessment that the Company expects for Palo Verde will be approximately $3 million per year, plus escalation for inflation, for fifteen years beginning in 1993. The Company is required to fund 29.1% of this assessment.

    Existing spent fuel storage facilities at Palo Verde have sufficient capacity with certain modifications to store all fuel expected to be discharged from normal operation of all Palo Verde units through at least the year 2005. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, also requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. The Company, on its own behalf and on behalf of the other Palo Verde participants, has executed a spent fuel disposal contract with DOE. The Waste Act also obligates DOE to develop the facilities necessary for the permanent disposal of all spent fuel generated, and to be generated, by domestic power reactors and to have the first such facility in operation by 1998 under prescribed procedures. In November 1989, DOE reported that such permanent disposal facility will not be in operation until 2010. As a result, under DOE's current criteria for shipping allocation rights, Palo Verde's spent fuel shipments to the DOE permanent disposal facility would begin in approximately 2025. In addition, the Company believes that on-site storage of spent fuel may be required beyond the life of Palo Verde's generating units. The Company currently believes that alternative interim spent fuel storage methods are or will be available on-site or off-site for use by Palo Verde to allow its continued operation beyond 2005 and to safely store spent fuel until DOE's scheduled shipments from Palo Verde begin.

    There are no existing off-site facilities for storage or disposal of low-level waste available for Palo Verde, so the waste is currently being stored on-site until an off-site location becomes available. The Company currently believes that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

    While believing that scientific and financial aspects of the issues with respect to spent fuel and low-level waste can be resolved satisfactorily, the Company acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which it is less able to predict.

Palo Verde Nuclear Generating Station

    Regulatory. Operation of each of the three Palo Verde units requires an operating license from the NRC. Full power operating licenses for Units 1, 2, and 3 were issued by the NRC in June 1985, April 1986, and November 1987, respectively. The full power operating licenses, each valid for a period of approximately 40 years, authorize the Company, as operating agent for Palo Verde, to operate the three Palo Verde units at full power.

    Steam Generators. See "Palo Verde Nuclear Generating Station" in Note 10 of Notes to Financial Statements in Item 8 for a discussion of issues relating to the Palo Verde steam generators.

    Palo Verde Liability and Insurance Matters. See "Palo Verde Nuclear Generating Station" in Note 10 of Notes to Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including the Company, for Palo Verde.

    Department of Labor Matter. By letter dated July 7, 1993, the NRC advised the Company that, as a result of a Recommended Decision and Order by a Department of Labor Administrative Law Judge (the "ALJ") finding that the Company discriminated against a former contract employee at Palo Verde because he engaged in "protected activities" (as defined under federal regulations), the NRC intended to schedule an enforcement conference with the Company. Following the ALJ's finding, the Company investigated various elements of both the substantive allegations and the manner in which the U.S. Department of Labor (the "DOL") proceedings were conducted. As a result of that investigation, the Company determined that one of its employees had falsely testified during the proceedings, that there were inconsistencies in the testimony of another employee, and that certain documents were requested in, but not provided during, discovery. The two employees in question are no longer with the Company. The Company provided the results of its investigation to the ALJ, who referred matters relating to the conduct of two former employees of the Company to the U.S. Attorney's office in Phoenix, Arizona. On December 15, 1993, the Company and the former contract employee who had raised the DOL claim entered into a settlement agreement, which was approved by the Secretary of Labor on March 21, 1994. On May 19, 1994, the Secretary of Labor rescinded the March 21 order and remanded the matter to the responsible Administrative Law Judges for clarification. On August 9, 1994 and September 20, 1994 the Administrative Law Judges again recommended to the Secretary of Labor that the settlement be approved. By letter dated August 10, 1993, the Company also provided the results of its investigation to the NRC, and advised the NRC that, as a result of the Company's investigation, the Company had changed its position opposing the finding of discrimination. The NRC is investigating this matter and the Company is fully cooperating with the NRC in this regard.

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

    A summons served on the Company in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County Superior Court. (In re The General Adjudication of All Rights to Use Water in the Gila River System and Source, Supreme Court Nos. WC-79-0001 through WC 79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons, and the rights of the Palo Verde participants, including the Company, to the use of groundwater and effluent at Palo Verde is potentially at issue in this action. The Company, as project manager of Palo Verde, filed claims that dispute the court's jurisdiction over the Palo Verde participants' groundwater rights and their contractual rights to effluent relating to Palo Verde and, alternatively, seek confirmation of such rights. Three of the Company's less-utilized power plants are also located within the geographic area subject to the summons. The Company's claims dispute the court's jurisdiction over the Company's groundwater rights with respect to these plants and, alternatively, seek confirmation of such rights. On December 10, 1992, the Arizona Supreme Court heard oral argument on certain issues in this matter which are pending on interlocutory appeal. Issues important to the Company's claims were remanded to the trial court for further action and the trial court certified its decision for interlocutory appeal to the Arizona Supreme Court. On September 28, 1994, the Arizona Supreme Court granted review of the trial court decision. No trial date concerning the water rights claims of the Company has been set in this matter.

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

                              ITEM 2. PROPERTIES

    The Company's present generating facilities have an accredited capacity aggregating 4,022,410 kW, comprised as follows:




                                                               Capacity(kW)
                                                               ------------
Coal:
    Units 1, 2, and 3 at Four Corners, aggregating...........       560,000
    15% owned Units 4 and 5 at Four Corners, representing....       222,000
    Units 1, 2, and 3 at Cholla Plant, aggregating...........       590,000
    14% owned Units 1, 2, and 3 at the Navajo Plant,
      representing...........................................       315,000
                                                                -----------
                                                                  1,687,000
                                                                ===========

Gas or Oil:
    Two steam units at Ocotillo, two steam units at Saguaro,
      and one steam unit at Yucca, aggregating...............       468,400(1)
    Eleven combustion turbine units, aggregating.............       500,600
    Three combined cycle units, aggregating..................       253,500
                                                                -----------
                                                                  1,222,500
                                                                ===========

Nuclear:
    29.1% owned or leased Units 1, 2, and 3 at Palo Verde,
      representing...........................................     1,108,710
                                                                ===========
Other........................................................         4,200
                                                                ===========
----------
  (1)          West Phoenix steam units (96,300 kW) are currently mothballed.

                                --------------

    The Company's peak one-hour demand on its electric system was recorded on June 29, 1994 at 4,214,000 kW, compared to the 1993 peak of 3,802,300 kW recorded on August 2. Taking into account additional capacity then available to it under purchase power contracts as well as its own generating capacity, the Company's capability of meeting system demand on June 29, 1994, computed in accordance with accepted industry practices, amounted to 4,514,300 kW, for an installed reserve margin of 8.1%. The power actually available to the Company from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 1994 peak amounted to 4,193,500 kW, for a margin of -0.5%. Firm purchases from neighboring utilities totaling 550 MW were in place at the time of the 1994 peak, ensuring the Company's ability to meet the load requirement.

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

    The Company's construction plans are susceptible to changes in forecasts of future demand on its electric system and in its ability to finance its construction program. Although its plans are subject to change, present construction plans exclude any major baseload generating plants. Important factors affecting the Company's ability to delay the construction of new major generating units are continuing efforts to upgrade and improve the reliability of existing generating stations, system load diversity with other utilities, and continuing efforts in customer demand-side conservation and load management programs.

    In addition to that available from its own generating capacity, the Company purchases electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with SRP which may be canceled by SRP on three years' notice and which requires SRP to make available, and the Company to pay for, certain amounts of electricity that are based in large part on customer demand within certain areas now served by the Company pursuant to a related territorial agreement. The Company believes that the prices payable by it under the contract are fair to both parties. The generating capacity available to the Company pursuant to the contract was 304,000 kW until May, 1994, at which time the capacity increased to 313,000 kW. In 1994, the Company received approximately 887,650 MWh of energy under the contract and paid approximately $40 million for capacity availability and energy received.

    In September 1990, the Company and PacifiCorp entered into certain agreements relating principally to sales and purchases of electric power and electric utility assets, and in July 1991, after regulatory approvals, the Company sold Cholla 4 to PacifiCorp for approximately $230 million. As part of the transaction, PacifiCorp agreed to make a firm system sale to the Company for thirty years during the Company's summer peak season in the amount of 175 megawatts for the first five years, increasing thereafter, at the Company's option, up to a maximum amount equal to the rated capacity of Cholla 4. After the first five years, all or part of the sale may be converted to a one-for-one seasonal capacity exchange. PacifiCorp has the right to purchase from the
Company up to 125 average megawatts of energy per year for thirty years. PacifiCorp and the Company also entered into a 100 megawatt one-for-one seasonal capacity exchange to be effective upon the latter of January 1, 1996 or the completion of certain new transmission projects. In addition, PacifiCorp agreed to pay the Company (i) $20 million upon commercial operation of 150 megawatts of peaking capacity constructed by the Company and (ii) $19 million ($9.5 million of which has been paid) in connection with the construction of transmission lines and upgrades that will afford PacifiCorp 150 megawatts of northbound transmission rights. In addition, PacifiCorp secured additional firm transmission capacity of 30 megawatts, for which approximately $0.5 million was paid during 1994. In 1994, the Company received 389,110 MWh of energy from PacifiCorp under these transactions and paid approximately $18 million for capacity availability and the energy received, and PacifiCorp paid approximately $0.5 million for approximately 32,000 MWh.

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






GRAPHIC
-------

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

                          ITEM 3. LEGAL PROCEEDINGS

Property Taxes

    On June 29, 1990, a new Arizona state tax law was enacted, effective as of December 31, 1989, which adversely impacted the Company's earnings in tax years 1990 through 1994 by an aggregate amount of approximately $21 million per year, before income taxes. On December 20, 1990, the Palo Verde participants, including the Company, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. (Arizona Public Service Company, et al. v. Apache County, et al., No. TX 90-01686 (Consol.), Maricopa County Superior Court). In December 1992, the court granted summary judgment to the taxing authorities, holding that the law is constitutional. The Company has appealed this decision to the Arizona Court of Appeals. The Company cannot currently predict the ultimate outcome of this matter.

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

                    SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS
                              OF THE REGISTRANT

    The Company's executive officers are as follows:





                         Age at
Name                  March 1, 1995        Position(s) at March 1, 1995
----                  -------------        ----------------------------
Richard Snell              64             Chairman of the Board of Directors
                                            (1)
O. Mark DeMichele          60             President and Chief Executive
                                            Officer(1)
William J. Post            44             Senior Vice President and Chief
                                            Operating Officer(1)
Jaron B. Norberg           57             Executive Vice President and Chief
                                            Financial Officer(1)
Shirley A. Richard         47             Executive Vice President, Customer
                                            Service, Marketing and Corporate
                                            Relations
William L. Stewart         51             Executive Vice President, Nuclear
Jan H. Bennett             47             Vice President, Customer Service
Jack E. Davis              48             Vice President, Generation and
                                            Transmission
Armando B. Flores          51             Vice President, Human Resources
James M. Levine            45             Vice President, Nuclear Production
Richard W. MacLean         48             Vice President, Environmental,
                                            Health and Safety
E. C. Simpson              46             Vice President, Nuclear Support
Jack A. Bailey             41             Vice President, Nuclear Engineering
                                            and Projects
William J. Hemelt          41             Controller
Nancy C. Loftin            41             Secretary and Corporate Counsel
Nancy E. Newquist          43             Treasurer
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

    Mr. DeMichele was elected President in September 1982 and became Chief Executive Officer as of January 1988.

    Mr. Post was elected to his present position in September 1994. Prior to that time he was Senior Vice President, Planning, Information and Financial Services (since June 1993), and Vice President, Finance & Rates (since April
1987).

    Mr. Norberg was elected to his present position in July 1986.

    Ms. Richard was elected to her present position in January 1989.

    Mr. Stewart was elected to his present position in May 1994. Prior to that time he was Senior Vice President -- Nuclear for Virginia Power (since 1989).

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

    Mr. Levine was elected to his present position in September 1989.

    Mr. MacLean was elected to his present position in December 1991. Prior to that time he held the following positions at General Electric (Corporate Environmental Programs): Manager, EHS Resource Development (January to December 1991); and Manager, Environmental Protection (February 1986 to January 1991).

    Mr. Simpson was elected to his present position in February 1990.

    Mr. Bailey was elected to his present position in April 1994. Prior to that time he was Assistant Vice President, Nuclear Engineering and Projects (July 1993-April 1994); Director, Nuclear Engineering (1991-1993); and, Assistant Plant Manager (1989 to 1991) at Palo Verde.

    Mr. Hemelt was elected to his present position in June 1993. Prior to that time he was Treasurer and Assistant Secretary (since April 1987).

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

    The chart below sets forth the dividends declared on the Company's common stock for each of the four quarters for 1994 and 1993.

                            Common Stock Dividends
                            (Thousands of Dollars)




-------------------------------------------------
    Quarter                  1994         1993
-------------------------------------------------
  1st Quarter              $42,500      $42,500
  2nd Quarter               42,500       42,500
  3rd Quarter               42,500       42,500
  4th Quarter               42,500       42,500
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


                       ITEM 6. SELECTED FINANCIAL DATA


                                          1994            1993            1992          1991 (a)           1990
                                     --------------  --------------  --------------  ---------------  --------------
                                                                 (Thousands of Dollars)
Electric Operating
  Revenues (b).....................      $1,626,168      $1,602,413      $1,587,582       $1,385,815      $1,434,750
Fuel and Purchased Power...........         300,689         300,546         287,201          273,771         289,048
Operating Expenses.................         957,046         929,379         908,123          782,788         785,814
                                     --------------  --------------  --------------  ---------------  --------------
  Operating Income.................         368,433         372,488         392,258          329,256         359,888
Other Income (Deductions)..........          44,510          54,220          48,801        (324,922)          56,713
Interest Deductions -- Net.........         169,457         176,322         194,254          226,983         236,589
                                     --------------  --------------  --------------  ---------------  --------------
  Net Income (Loss)................         243,486         250,386         246,805        (222,649)         180,012
  Preferred Dividends..............          25,274          30,840          32,452           33,404          31,060
                                     --------------  --------------  --------------  ---------------  --------------
  Earnings (Loss) for Common Stock.  $      218,212  $      219,546  $      214,353  $     (256,053)  $      148,952
                                     ==============  ==============  ==============  ===============  ==============

Total Assets.......................  $    6,348,261  $    6,357,262  $    5,629,432  $     5,620,692  $    6,253,562
                                     ==============  ==============  ==============  ===============  ==============


Capitalization:
  Common Stock Equity..............  $    1,571,120  $    1,522,941  $    1,476,390  $     1,433,463  $    1,860,110
  Non-Redeemable Preferred Stock...         193,561         193,561         168,561          168,561         168,561
  Redeemable Preferred Stock.......          75,000         197,610         225,635          227,278         192,453
  Long-Term Debt...................       2,181,832       2,124,654       2,052,763        2,185,363       2,303,953
                                     --------------  --------------  --------------  ---------------  --------------
    Total..........................  $    4,021,513  $    4,038,766  $    3,923,349  $     4,014,665  $    4,525,077
                                     ==============  ==============  ==============  ===============  ==============

Capital Expenditures...............  $      255,308  $      234,944  $      224,419  $       182,687  $      259,280
                                     ==============  ==============  ==============  ===============  ==============

----------

(a) Financial results for 1991 include a $407 million after-tax write-off related to a rate case settlement.

(b) Consistent with the 1994 presentation, prior years' electric operating revenues and other taxes have been restated to exclude sales tax on electric revenues.




           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1994 Compared with 1993

         Earnings in 1994 were $218.2 million compared with $219.5 million in 1993. Electric operating revenues increased primarily due to strong customer growth and significantly warmer weather in 1994, partially offset by lower interchange sales and the 1994 rate reduction. Substantially offsetting the earnings effect of the 1994 rate reduction was a one-time depreciation reversal, also occasioned by the 1994 rate settlement. (See Note 2 of Notes to Financial Statements for information regarding the 1994 rate settlement.) Interest expense declined due to the Company's refinancing efforts in 1994 and 1993. The Company's effort to refinance high-cost debt, started in 1992, was substantially completed at the end of 1994.

         Substantially offsetting these positive factors were the completion in May 1994 of the recording of non-cash income related to a 1991 rate settlement (see Note 1 of Notes to Financial Statements); increased operations and maintenance expense due primarily to employee severance costs related to various cost-reduction efforts; and increased nuclear decommissioning costs reflecting the most recent site-specific study (see Note 1 of Notes to Financial Statements).

         Fuel and purchased power expenses remained relatively unchanged in 1994 compared with 1993. Higher costs to meet increased retail sales were about offset by lower fuel costs for reduced interchange sales. The Company does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

1993 Compared with 1992

         Earnings in 1993 were $219.5 million compared with $214.3 million in 1992. The primary factor that contributed to this increase was lower interest expense due to refinancing debt at lower rates, lower average debt balances and lower interest rates on the Company's variable-rate debt. Partially offsetting the lower interest expense were increased taxes and higher operating expenses.

         Operating revenue increased significantly due to customer growth. Offsetting customer growth were the effects of milder weather and increased fuel and purchased power costs due to Palo Verde outages and reduced power levels related to steam generator tube problems (see Note 10 of Notes to Financial Statements).

         Operations and maintenance expense for 1993 increased over 1992 levels primarily due to the implementation of new accounting standards for postemployment benefits and postretirement benefits other than pensions, which added $17.0 million to expense in 1993 (see Note 9 of Notes to Financial Statements). Partially offsetting these factors were lower power plant operating costs, lower rent expense and lower costs for an employee cost-saving incentive plan.

Operating  Revenues

         Operating revenues reflect changes in both the volume of units sold and price per kilowatt-hour of electric sales. An analysis of the changes in 1994 and 1993 electric operating revenues compared with the prior year follows (in millions of dollars):


                                                          1994           1993
                                                         ------          ------
Volume variance .................................        $ 86.7          $22.3
1994 rate reduction .............................         (27.4)           --
Interchange sales ...............................         (19.5)          (7.2)
Reversal of refund obligation ...................         (12.1)           --
Other operating revenues ........................          (3.9)           (.3)
                                                         ------          ------
 Total change ...................................        $ 23.8          $14.8
                                                         ======          ======

         The volume increase in 1994 primarily reflects the effects on retail sales of customer growth ($56 million) and warmer weather ($42 million). The volume increase in 1993 was primarily due to customer growth ($41 million), partially offset by milder weather ($20 million reduction). Other factors affecting volumes include changes in usage, unbilled revenue and firm sales for resale for a net total of $11 million reduction in 1994 and $1 million increase in 1993.

Other Income/Rate Settlement Impacts

         Net income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC, accretion income on Palo Verde Unit 3 and the reversal of a refund obligation arising out of the 1991 rate settlement (see Statements of Cash Flows and Note 1 of Notes to Financial Statements). The accretion and refund reversals, net of income taxes, totaled $25.9 million, $58.2 million and $53.6 million in 1994, 1993 and 1992, respectively. The Company has now recorded all of the Palo Verde Unit 3 accretion income and refund obligation reversals related to the 1991 settlement. Also in 1994 was a one-time Palo Verde depreciation reversal of $15 million, net of income tax, which is included in "Other -- net" in the Statements of Income (see Note 2 of Notes to Financial Statements).

         The retail rate settlement which was approved by the ACC in May 1994 did not significantly affect 1994 earnings as previously discussed, and is not expected to significantly affect earnings for the years 1995 through 1999 because the rate reduction will be substantially offset by accelerated amortization of deferred investment tax credits (see Note 2 of Notes to Financial Statements).

CAPITAL NEEDS AND RESOURCES

         The  Company's   capital  needs  consist   primarily  of   construction
expenditures and optional and mandatory repayments or redemptions of long-term debt and preferred stock. The capital resources available to meet these requirements include funds provided by operations and external financings.

         Present construction plans do not include any major baseload generating plants. In general, most of the construction expenditures are for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities and for environmental purposes. Construction expenditures are anticipated to be approximately $300 million, $257 million and $236 million for 1995, 1996 and 1997, respectively. These amounts include about $27 million each year for nuclear fuel expenditures.

         In the period 1992 through 1994, the Company funded all of its construction expenditures and capitalized property taxes with funds provided by operations, after the payment of dividends. For the period 1995 through 1997, the Company estimates that it will fund substantially all such expenditures in the same manner.

         During 1994,  the Company  repurchased or redeemed  approximately  $587 million of long-term debt and preferred stock, of which approximately $518 million was optional. Refunding obligations for preferred stock, long-term debt, a capitalized lease obligation and certain anticipated early redemptions are expected to total approximately $106 million, $4 million and $164 million for the years 1995, 1996 and 1997, respectively. On March 2, 1995, the Company redeemed all of its outstanding first mortgage bonds, 10.25% Series due 2000 (the 10.25% Bonds) for approximately $50 million.

         The Company currently expects to issue up to $175 million of debt in 1995. Of this amount, on January 12, 1995, the Company issued $75 million of 10% junior subordinated deferrable interest debentures (MIDS) due 2025, and applied the net proceeds to the repayment of short-term debt that had been incurred for the redemption of preferred stock in 1994. The Company expects that substantially all of the net proceeds of the remaining financing activity in 1995 will be used for the retirement of outstanding debt.

         Provisions in the Company's mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before the Company can issue additional first mortgage bonds or preferred stock. In addition, the bond indenture limits the amount of additional first mortgage bonds which may be issued to a percentage of net property additions, to the amount of certain first mortgage bonds that have been redeemed or retired, and/or to cash deposited with the mortgage bond trustee. After giving proforma effect to the redemption of the 10.25% Bonds as of December 31, 1994, the Company estimates that the bond indenture and the articles of incorporation would then have allowed it to issue up to approximately $1.33 billion and $768 million of additional first mortgage bonds and preferred stock, respectively.

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

         As of December 31, 1994, the Company had credit commitments from various banks totaling approximately $300 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. There were no bank borrowings outstanding at the end of 1994. Commercial paper borrowings totaling $131.5 million were then outstanding.

COMPETITION

         A significant challenge for the Company will be how well it is able to respond to increasingly competitive conditions in the electric utility industry, while continuing to earn an acceptable return for its shareholders. Strategies emphasize managing costs, stabilizing electric rates, negotiating long-term contracts with large customers and capitalizing on the growth characteristics of the Company's service territory.

         One of the issues that must be addressed responsibly is the recovery in a more competitive environment of the carrying value of assets (including those referred to in Note 1a of Notes to Financial Statements) acquired or recorded under the existing regulatory environment.

         Pursuant to the 1994 rate settlement, APS and the ACC staff will develop certain procedures that are responsive to the competitive forces in larger customer segments, with the objective of making joint recommendations to the ACC in 1995. A separate ACC proceeding on competition was opened in mid-1994 and is expected to continue for some months.

         As the forces of competition continue to impact the industry, it will become clearer as to what customer sectors and what regions will be most affected and what strategies are best to deal with those forces.



                         ITEM 8. FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Management ......................................................   20

Independent Auditors' Report ..............................................   21

Statements of Income for each of the three years
 in the period ended December 31, 1994 ....................................   23

Balance Sheets -- December 31, 1994 and 1993 ..............................   24

Statements of Retained Earnings for each of the
 three years in the period ended December 31, 1994 ........................   26

Statements of Cash Flows for each of the three
 years in the period ended December 31, 1994 ..............................   27

Notes to Financial Statements .............................................   28


    See Note 11 of Notes to Financial Statements for the selected quarterly financial data required to be presented in this Item.


                             REPORT OF MANAGEMENT

    The primary responsibility for the integrity of the Company's financial information rests with management, which has prepared the accompanying financial statements and related information. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances, based on management's best estimates and judgments and giving due consideration to materiality. These financial statements have been audited by independent auditors and their report is included.

    Management maintains and relies upon systems of internal accounting controls. A limiting factor in all systems of internal accounting control is that the cost of the system should not exceed the benefits to be derived. Management believes that the Company's system provides the appropriate balance between such costs and benefits.

    Periodically the internal accounting control system is reviewed by both the Company's internal auditors and its independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports, or summaries thereof, are transmitted to the Audit Committee of the Board of Directors and the independent auditors on a timely basis.

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



O. MARK DEMICHELE                                   JARON B. NORBERG

O. Mark DeMichele                                   Jaron B. Norberg
President and                                       Executive Vice President and
Chief Executive Officer                             Chief Financial Officer


                           WILLIAM J. POST

                           William J. Post
                           Senior Vice President and
                           Chief Operating Officer



                         INDEPENDENT AUDITORS' REPORT

    Arizona Public Service Company:

    We have audited the accompanying balance sheets of Arizona Public Service Company as of December 31, 1994 and 1993 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

DELOITTE  & TOUCHE LLP

DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 3, 1995

[This page intentionally left blank]


                         ARIZONA PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME


                                                                                               Year Ended December 31,
                                                                                               -----------------------
                                                                              1994                   1993                   1992
                                                                          -----------            -----------            -----------
                                                                                             (Thousands of Dollars)

Electric Operating Revenues (Note 1) ..........................           $ 1,626,168            $ 1,602,413            $ 1,587,582
                                                                          -----------            -----------            -----------
Fuel Expenses:
  Fuel for electric generation ................................               237,103                231,434                230,194
  Purchased power .............................................                63,586                 69,112                 57,007
                                                                          -----------            -----------            -----------
    Total .....................................................               300,689                300,546                287,201
                                                                          -----------            -----------            -----------
Operating Revenues Less Fuel Expenses .........................             1,325,479              1,301,867              1,300,381
                                                                          -----------            -----------            -----------
Other Operating Expenses:
  Operations excluding fuel expenses ..........................               292,292                282,660                270,838
  Maintenance .................................................               119,629                118,556                119,674
  Depreciation and amortization ...............................               236,108                222,610                219,118
  Income taxes (Note 8) .......................................               168,202                168,056                164,620
  Other taxes .................................................               140,815                137,497                133,873
                                                                          -----------            -----------            -----------
    Total .....................................................               957,046                929,379                908,123
                                                                          -----------            -----------            -----------
Operating Income ..............................................               368,433                372,488                392,258
                                                                          -----------            -----------            -----------
Other Income (Deductions):
  Allowance for equity funds used during
    construction ..............................................                 3,941                  2,326                  3,103
  Income taxes (Note 8) .......................................                (9,042)               (20,851)               (16,735)
  Palo Verde accretion income (Note 1) ........................                33,596                 74,880                 67,421
  Other -- net ................................................                16,015                 (2,135)                (4,988)
                                                                          -----------            -----------            -----------
    Total .....................................................                44,510                 54,220                 48,801
                                                                          -----------            -----------            -----------
Income Before Interest Deductions .............................               412,943                426,708                441,059
                                                                          -----------            -----------            -----------
 Interest Deductions:
  Interest on long-term debt ..................................               159,840                164,610                186,915
  Interest on short-term borrowings ...........................                 6,205                  6,662                  3,831
  Debt discount, premium and expense ..........................                 8,854                  9,203                  8,000
  Allowance for borrowed funds used during
    construction ..............................................                (5,442)                (4,153)                (4,492)
                                                                          -----------            -----------            -----------
    Total .....................................................               169,457                176,322                194,254
                                                                          -----------            -----------            -----------
Net Income ....................................................               243,486                250,386                246,805
Preferred Stock Dividend Requirements .........................                25,274                 30,840                 32,452
                                                                          -----------            -----------            -----------
Earnings for Common Stock .....................................           $   218,212            $   219,546            $   214,353
                                                                          ===========            ===========            ===========

See Notes to Financial Statements.



                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                     ASSETS


                                                                                                           December 31,
                                                                                               -------------------------------------
                                                                                                   1994                      1993
                                                                                               -----------             -------------
                                                                                                     (Thousands of Dollars)

Utility Plant (Notes 4, 6 and 7):
Electric plant in service and held for future use ................................             $ 6,475,249              $ 6,333,884
        Less accumulated depreciation and amortization ...........................               2,122,439                1,991,143
                                                                                               -----------              ------------
                Total ............................................................               4,352,810                4,342,741
        Construction work in progress ............................................                 224,312                  197,556
        Nuclear fuel, net of amortization of $80,599,000
                and $67,752,000 ..................................................                  46,951                   60,953
                                                                                               -----------              ------------
                        Utility Plant -- net .....................................               4,624,073                4,601,250
                                                                                               -----------              ------------

Investments and Other Assets .....................................................                  90,105                   63,224
                                                                                               -----------              ------------

Current Assets:
        Cash and cash equivalents ................................................                   6,532                    7,557
        Accounts receivable:
                Service customers ................................................                 103,711                  102,745
                Other ............................................................                  27,008                   21,091
                Allowance for doubtful accounts ..................................                  (2,176)                  (2,569)
        Accrued utility revenues (Note 1) ........................................                  55,432                   60,356
        Materials and supplies (at average cost) .................................                  89,864                   96,174
        Fossil fuel (at average cost) ............................................                  35,735                   34,220
        Deferred income taxes (Note 8) ...........................................                  19,114                   29,117
        Other ....................................................................                  14,162                   12,653
                                                                                               -----------              ------------
                Total Current Assets .............................................                 349,382                  361,344
                                                                                               -----------              ------------

Deferred Debits:
        Regulatory asset for income taxes (Note 8) ...............................                 557,049                  585,294
        Palo Verde Unit 3 cost deferral (Note 1) .................................                 292,586                  301,748
        Palo Verde Unit 2 cost deferral (Note 1) .................................                 171,936                  177,998
        Unamortized costs of reacquired debt .....................................                  60,942                   63,147
        Unamortized debt issue costs .............................................                  17,673                   17,999
        Other ....................................................................                 184,515                  185,258
                                                                                               -----------              ------------
                Total Deferred Debits ............................................               1,284,701                1,331,444
                                                                                               -----------              ------------
                Total ............................................................             $ 6,348,261              $ 6,357,262
                                                                                               ===========              ============

See Notes to Financial Statements.



                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                  LIABILITIES

                                                                                                              December 31,
                                                                                                   ---------------------------------
                                                                                                      1994                  1993
                                                                                                   ----------             ----------
                                                                                                        (Thousands of Dollars)

Capitalization (Notes 3 and 4):
        Common stock .................................................................             $  178,162             $  178,162
        Premiums and expenses -- net .................................................              1,039,303              1,037,681
        Retained earnings ............................................................                353,655                307,098
                                                                                                   ----------             ----------
                Common stock equity ..................................................              1,571,120              1,522,941
        Non-redeemable preferred stock ...............................................                193,561                193,561
        Redeemable preferred stock ...................................................                 75,000                197,610
        Long-term debt less current maturities .......................................              2,181,832              2,124,654
                                                                                                   ----------             ----------
                        Total Capitalization .........................................              4,021,513              4,038,766
                                                                                                   ----------             ----------

Current Liabilities:
        Commercial paper (Note 5) ....................................................                131,500                148,000
        Current maturities of long-term debt (Note 4) ................................                  3,428                  3,179
        Accounts payable .............................................................                110,854                 81,772
        Accrued taxes ................................................................                 89,412                112,293
        Accrued interest .............................................................                 45,170                 45,729
        Other ........................................................................                 50,487                 60,737
                                                                                                   ----------             ----------
                        Total Current Liabilities ....................................                430,851                451,710
                                                                                                   ----------             ----------

Deferred Credits and Other:
        Deferred income taxes (Note 8) ...............................................              1,436,184              1,391,184
        Deferred investment tax credit ...............................................                142,994                149,819
        Unamortized gain -- sale of utility plant (Note 7) ...........................                 98,551                107,344
        Customer advances for construction ...........................................                 16,564                 15,578
        Other ........................................................................                201,604                202,861
                                                                                                   ----------             ----------
                        Total Deferred Credits and Other .............................              1,895,897              1,866,786
                                                                                                   ----------             ----------

Commitments and Contingencies (Note 10)

                        Total ........................................................             $6,348,261             $6,357,262
                                                                                                   ==========             ==========

See Notes to Financial Statements.



                         ARIZONA PUBLIC SERVICE COMPANY
                        STATEMENTS OF RETAINED EARNINGS


                                                                                                     Year Ended December 31,
                                                                                        --------------------------------------------
                                                                                          1994              1993              1992
                                                                                        --------          --------          --------
                                                                                                    (Thousands of Dollars)

Retained earnings at beginning of year .......................................          $307,098          $259,899          $215,974
Add: Net income ..............................................................           243,486           250,386           246,805
                                                                                        --------          --------          --------
                Total ........................................................           550,584           510,285           462,779
                                                                                        --------          --------          --------

Deduct:
        Dividends:
                Common stock (Notes 3 and 4) .................................           170,000           170,000           170,000
                Preferred stock (see below) ..................................            25,274            30,840            32,452
        Premium paid on reacquisition of preferred stock .....................             1,655             2,347               428
                                                                                        --------          --------          --------
                        Total deductions .....................................           196,929           203,187           202,880
                                                                                        --------          --------          --------
Retained earnings at end of year .............................................          $353,655          $307,098          $259,899
                                                                                        ========          ========          ========
Dividends on preferred stock:
        $1.10 preferred ......................................................          $    172          $    172          $    172
        $2.50 preferred ......................................................               258               258               258
        $2.36 preferred ......................................................                94                94                94
        $4.35 preferred ......................................................               326               326               326
        Serial preferred:
                $2.40 Series A ...............................................               576               576               576
                $2.625 Series C ..............................................               630               630               630
                $2.275 Series D ..............................................               455               455               455
                $3.25 Series E ...............................................             1,040             1,040             1,040
                $10.00 Series H ..............................................              --                --                  58
                $8.32 Series J ...............................................              --               3,364             4,160
                $8.80 Series K ...............................................               216             1,454             1,654
                $12.90 Series N ..............................................              --                --               1,196
                Adjustable Rate Series Q .....................................             3,000             3,000             3,083
                $11.50 Series R ..............................................             1,533             3,630             4,081
                $8.48 Series S ...............................................             1,734             3,251             4,240
                $8.50 Series T ...............................................             2,833             4,250             4,250
                $10.00 Series U ..............................................             5,000             5,000             5,000
                $7.875 Series V ..............................................             1,969             1,966             1,179
                $1.8125 Series W .............................................             5,438             1,374              --
                                                                                        --------          --------          --------
                        Total ................................................          $ 25,274          $ 30,840          $ 32,452
                                                                                        ========          ========          ========

See Notes to Financial Statements.




                         ARIZONA PUBLIC SERVICE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                                Year Ended December 31,
                                                                               ---------------------------------------------------
                                                                                   1994                 1993                1992
                                                                                -----------         -----------          ----------
                                                                                                (Thousands of Dollars)

Cash Flows from Operations:
        Net income .....................................................        $   243,486         $   250,386         $   246,805
        Items not requiring cash:
                Depreciation and amortization ..........................            236,108             222,610             219,118
                Nuclear fuel amortization ..............................             32,564              32,024              36,605
                Allowance for equity funds used during
                        construction ...................................             (3,941)             (2,326)             (3,103)
                Deferred income taxes -- net ...........................             83,249             102,697              84,097
                Deferred investment tax credit -- net ..................             (6,825)             (6,948)             (6,804)
                Rate refund reversal ...................................             (9,308)            (21,374)            (21,374)
                Palo Verde accretion income ............................            (33,596)            (74,880)            (67,421)
        Changes in certain current assets and liabilities:
                Accounts receivable -- net .............................             (7,276)             30,889             (33,965)
                Accrued utility revenues ...............................              4,924              (8,839)             (7,055)
                Materials, supplies and fossil fuel ....................              4,795               2,252               5,094
                Other current assets ...................................             (1,509)             (6,616)              3,795
                Accounts payable .......................................             21,666             (18,622)              7,172
                Accrued taxes ..........................................            (22,881)              8,826              18,284
                Accrued interest .......................................               (577)                241             (16,131)
                Other current liabilities ..............................                 (9)              7,282               5,405
        Other -- net ...................................................               (418)             18,686              (2,386)
                                                                                -----------         -----------          ----------
                        Net cash provided ..............................            540,452             536,288             468,136
                                                                                -----------         -----------          ----------
Cash Flows from Financing:
        Preferred stock ................................................               --                72,644              24,781
        Long-term debt .................................................            516,612             520,020             643,360
        Short-term borrowings -- net ...................................            (16,500)            (47,000)            195,000
        Dividends paid on common stock .................................           (170,000)           (170,000)           (170,000)
        Dividends paid on preferred stock ..............................            (26,232)            (30,945)            (32,574)
        Repayment of preferred stock ...................................           (124,096)            (78,663)            (27,850)
        Repayment and reacquisition of long-term debt ..................           (462,643)           (558,799)         (1,013,371)
                                                                                -----------         -----------          ----------
                Net cash used ..........................................           (282,859)           (292,743)           (380,654)
                                                                                -----------         -----------          ----------
Cash Flows from Investing:
        Capital expenditures ...........................................           (255,308)           (234,944)           (224,419)
        Allowance for equity funds used during construction ............              3,941               2,326               3,103
        Other ..........................................................             (7,251)             (4,522)             (4,099)
                                                                                -----------         -----------          ----------
                Net cash used ..........................................           (258,618)           (237,140)           (225,415)
                                                                                -----------         -----------          ----------
Net increase (decrease) in cash and cash equivalents ...................             (1,025)              6,405            (137,933)
Cash and cash equivalents at beginning of year .........................              7,557               1,152             139,085
                                                                                -----------         -----------          ----------
Cash and cash equivalents at end of year ...............................        $     6,532         $     7,557         $     1,152
                                                                                ===========         ===========          ==========
 Supplemental Disclosure of Cash Flow Information:
        Cash paid during the year for:
                Interest (excluding capitalized interest) ..............        $   161,294         $   161,843         $   200,986
                Income taxes ...........................................        $   121,578         $    88,239         $    85,141

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

   The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71,
"Accounting for the Effects of Certain Types of Regulation". SFAS No. 71 requires a cost-based rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

   The Company's major regulatory assets are Palo Verde cost deferrals (see Note
1j) and deferred taxes (see Note 8). These items, combined with miscellaneous other items and regulatory liabilities, amounted to approximately $1.1 billion at December 31, 1994 and 1993, most of which are included in "Deferred Debits" on the Balance Sheets.

   b. Common Stock -- All of the outstanding shares of common stock of the Company are owned by Pinnacle West.

   c. Cash and Cash Equivalents -- For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

   d. Utility Plant and Depreciation -- Utility plant represents the buildings, equipment and other facilities used to provide electric service. The cost of utility plant includes labor, materials, contract services, other related items and an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs less salvage realized, is charged to accumulated depreciation.

   Depreciation on utility property is recorded on a straight-line basis. The applicable rates for 1992 through 1994 ranged from 0.84% to 15.00%, which resulted in an annual composite rate of 3.43% for 1994.

   e. Nuclear Decommissioning Costs -- In 1994, the Company recorded $11.9 million for decommissioning expense. The Company estimates it will cost approximately $2.1 billion ($425 million in 1994 dollars), over a thirteen-year period beginning in 2023, to decommission its 29.1% interest in Palo Verde. Decommissioning costs are charged to expense over the respective unit's operating license term and are included in the accumulated depreciation balance until each Palo Verde unit is fully decommissioned. Nuclear decommissioning costs are currently recovered in rates.

   The Company is utilizing a 1992 site-specific study for Palo Verde, prepared for the Company by an independent consultant, that assumes the prompt removal/dismantlement method of decommissioning. The study is updated every three years.

   As required by the ACC, the Company has established external trust accounts into which quarterly deposits are made for decommissioning. As of December 31, 1994, the Company had deposited a total of $45.0 million. The trust accounts are included in "Investments and Other Assets" on the Balance Sheets at a market value of $55.2 million on December 31, 1994. The trust funds are invested primarily in fixed-income securities and domestic stock and are classified as available for sale. Gains and losses are reflected in accumulated depreciation.

   In 1994, FASB added a project to its agenda on accounting for nuclear decommissioning obligations. Only preliminary views have been discussed at this time; however, there is some indication the FASB may require the estimated present value of the cost of decommissioning to be recorded as a liability along with an offsetting plant asset. The Company is unable to determine what, if any, impact these deliberations may have on its financial position or results of operations.

   f. Revenues -- Operating revenues are recognized on the accrual basis and include estimated amounts for service rendered but unbilled at the end of each accounting period.

   In 1991 the Company recorded a refund obligation of $53.4 million ($32.3 million after tax) as a result of a 1991 rate settlement. The refund obligation was used to reduce the amount of a 1991 rate increase granted rather than require specific customer refunds and was reversed over the thirty months ended May 1994. The after-tax refund

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)

obligation reversals that were recorded as electric operating revenues by the Company amounted to $5.6 million in 1994 and $12.9 million in each of the years 1993 and 1992.

   Consistent with the 1994 presentation, prior years' electric operating revenues and other taxes have been restated to exclude sales tax on electric revenue.

   g. Allowance for Funds Used During Construction -- AFUDC represents the cost of debt and equity funds used to finance construction of utility plant. Plant construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation. AFUDC does not represent current cash earnings.

   AFUDC has been calculated using composite rates of 7.70% for 1994; 7.20% for 1993; and 10.00% for 1992. The Company compounds AFUDC semiannually and ceases to accrue AFUDC when construction is completed and the property is placed in service.

   h. Reacquired Debt Costs -- The Company amortizes gains and losses on reacquired debt over the remaining life of the original debt, consistent with ratemaking.

   i. Nuclear Fuel -- Nuclear fuel is charged to fuel expense using the unit-of-production method under which the number of units of thermal energy produced in the current period is related to the total thermal units expected to be produced over the remaining life of the fuel.

   Under federal law, the DOE is responsible for the permanent disposal of spent nuclear fuel. The DOE assesses $.001 per kWh of nuclear generation. This amount is charged to nuclear fuel expense and recovered through rates.

   j. Palo Verde Cost Deferrals -- As authorized by the ACC, the Company deferred operating costs (excluding fuel) and financing costs for Palo Verde Units 2 and 3 from the commercial operation date (September 1986 and January 1988, respectively) until the date the units were included in a rate order (April 1988 and December 1991, respectively). The deferrals are being amortized and recovered in rates over thirty-five year periods.

   k. Palo Verde Accretion Income -- In 1991, the Company discounted the carrying value of Palo Verde Unit 3 to reflect the present value of lost cash flows resulting from a 1991 rate settlement agreement deeming a portion of the unit to temporarily be excess capacity. In accordance with generally accepted accounting principles, the Company recorded accretion income over a thirty-month period ended May 1994 in the aggregate amount of the original discount. The after-tax accretion income recorded in 1994, 1993 and 1992 was $20.3 million, $45.3 million and $40.7 million, respectively.


2. Regulatory Matters

   In May 1994, the ACC approved a retail rate settlement agreement which was jointly proposed by the Company and the ACC staff. The major provisions of the settlement include:

* A net annual rate reduction of approximately $32.3 million ($19 million after tax), or 2.2% on average, effective June 1, 1994.

* A moratorium on filing for permanent rate changes, except under certain circumstances, prior to the end of 1996 for both the Company and the ACC staff.

* A joint APS-ACC study to develop rate principles allowing the Company greater flexibility to deal with market conditions and increasing competition in the electric industry.

*  All of Palo Verde Unit 3 included in rate base.

* An incentive rewarding reduction in fuel and operating and maintenance cost per kWh below established targets.

   As part of the settlement, the Company reversed approximately $20 million of depreciation ($15 million after tax) which related to the portion of Palo Verde which was written off as a result of a 1991 rate settlement. The settlement also provided for the accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995. Overall, the settlement is not expected to materially affect the Company's financial position or results of operations for the years 1995-1999.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)



3. Common and Preferred Stocks

   Non-redeemable  preferred stock is not redeemable except at the option of the
Company.   Redeemable   preferred  stock  is  redeemable  through  sinking  fund
obligations  in  addition  to being  callable by the  Company.  The  balances at
December 31, 1994 and 1993 of common and preferred stock are shown below:



                                              Number of Shares                                  Par Value
                                   -----------------------------------------    -----------------------------------------     Call
                                                            Outstanding                              Outstanding             Price
                                                       --------------------         Per        --------------------------     Per
                                     Authorized          1994       1993           Share          1994           1993       Share(a)
                                    ------------       ---------- ----------    ------------   -----------    -----------   -------
                                                                                                  (Thousands of Dollars)
Common Stock ...................    100,000,000        71,264,947 71,264,947    $      2.50    $   178,162    $   178,162       --
                                                       ========== ==========                   ===========    ===========

Preferred Stock:
   Non-Redeemable:
   $1.10                                160,000           155,945    155,945    $     25.00    $     3,898    $     3,898   $  27.50
   $2.50                                105,000           103,254    103,254          50.00          5,163          5,163      51.00
   $2.36                                120,000            40,000     40,000          50.00          2,000          2,000      51.00
   $4.35                                150,000            75,000     75,000         100.00          7,500          7,500     102.00
   Serial preferred ............      1,000,000
      $2.40 Series A ...........                          240,000    240,000          50.00         12,000         12,000      50.50
      $2.625 Series C ..........                          240,000    240,000          50.00         12,000         12,000      51.00
      $2.275 Series D ..........                          200,000    200,000          50.00         10,000         10,000      50.50
      $3.25 Series E ...........                          320,000    320,000          50.00         16,000         16,000      51.00
   Serial preferred ............      4,000,000(b)
      Adjustable rate --
         Series Q ..............                          500,000    500,000         100.00         50,000         50,000       (c)
   Serial preferred ............     10,000,000
      $1.8125 Series W .........                        3,000,000  3,000,000          25.00         75,000         75,000       (d)
                                                       ---------- ----------                   -----------    -----------
            Total ..............                        4,874,199  4,874,199                   $   193,561      $ 193,561
                                                       ========== ==========                   ===========    ===========

Redeemable:
Serial preferred:
   $8.80 Series K ..............                             --      142,100      $ 100.00           --      $    14,210
   $11.50 Series R .............                             --      284,000        100.00           --           28,400
   $8.48 Series S ..............                             --      300,000        100.00           --           30,000
   $8.50 Series T ..............                             --      500,000        100.00           --           50,000
   $10.00 Series U .............                         500,000     500,000        100.00         50,000         50,000
   $7.875 Series V .............                         250,000     250,000        100.00         25,000         25,000       (e)
                                                       ========== ==========                   ===========    ===========

            Total ..............                         750,000   1,976,100                   $    75,000     $ 197,610
                                                       ========== ==========                   ===========    ===========



(a)  In each case plus accrued dividends.

(b)  This authorization also covers all outstanding redeemable preferred stock.

(c)  Dividend rate adjusted  quarterly to 2% below that of certain United States
     Treasury securities, but in no event less than 6% or greater than 12% per annum. Redeemable at par.

(d)  Redeemable at par after December 1, 1998.

(e) Redeemable at $106.30 through May 31, 1995, and thereafter declining by a predetermined amount each year to par after May 31, 2002.



ARIZONA PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)

   If there were to be any arrearage in dividends on any of the Company's preferred stock or in the sinking fund requirements applicable to any of its redeemable preferred stock, the Company could not pay dividends on its common stock or acquire any shares thereof for consideration.

   The redemption requirements for the above issues for the next five years are:
$0 in 1995 and 1996, and $10.0 million in each of the years 1997 through 1999.


   Redeemable preferred stock transactions during each of the three years in the period ended December 31, 1994 are as follows:


                                                  Number of Shares                                       Par Value
                                                     Outstanding                                        Outstanding
                                    --------------------------------------------       --------------------------------------------
                                                                                                   (Thousands of Dollars)
        Description                    1994              1993            1992             1994             1993            1992
------------------------------      ----------        ---------        ---------       -----------      ----------       ----------

Balance, January 1 ...........       1,976,100        2,256,350        2,272,782       $  197,610       $  225,635       $  227,278
 Issuance:
  $7.875 Series V ............            --               --            250,000             --               --             25,000
 Retirements:
  $10.00 Series H ............            --               --             (8,677)            --               --               (868)
  $8.80 Series K .............        (142,100)         (45,000)          (4,725)         (14,210)          (4,500)            (472)
  $12.90 Series N ............            --               --           (213,280)            --               --            (21,328)
  $11.50 Series R ............        (284,000)         (35,250)         (39,750)         (28,400)          (3,525)          (3,975)
  $8.48 Series S .............        (300,000)        (200,000)            --            (30,000)         (20,000)            --
  $8.50 Series T .............        (500,000)            --               --            (50,000)            --               --
                                    ----------        ---------        ---------       -----------      ----------       ----------
Balance, December 31 .........         750,000        1,976,100        2,256,350       $   75,000       $  197,610       $  225,635
                                    ==========        =========        =========       ===========      ==========       ==========


4. Long-Term Debt

   The following table presents long-term debt outstanding as of December 31, 1994 and 1993.


                                                                                                           Year Ended December 31,
                                                                                                         ---------------------------

                                                                    Maturity Dates   Interest Rates         1994              1993
                                                                    --------------  ----------------     ----------       ----------

                                                                                                           (Thousands of Dollars)
First mortgage bonds ........................................       1997-2028        5.5%-13.25%(a)      $1,740,071       $1,729,070
Pollution control indebtedness ..............................       2024-2029        Adjustable(b)          418,824          369,130
Capitalized lease obligation(c) .............................       1995-2001           7.48%                26,365           29,633
                                                                                                         ----------       ----------
        Total long-term debt ................................                                             2,185,260        2,127,833
Less current maturities .....................................                                                 3,428            3,179
                                                                                                         ----------       ----------
        Total long-term debt less current maturities ........                                            $2,181,832       $2,124,654
                                                                                                         ==========       ==========

(a) The  weighted-average  rate at  December  31,  1994,  and 1993 was 8.04% and
    8.25%, respectively. The weighted-average years to maturity at December 31, 1994 and 1993 was 19 years and 20 years, respectively.

(b) The weighted-average rate for the years ended December 31, 1994, and 1993 was 2.99% and 2.64%, respectively. Changes in short-term interest rates would affect the costs associated with this debt.

(c) Represents the present value of future lease payments (discounted at an interest rate of 7.48%) on a combined cycle plant sold and leased back from the independent owner-trustee formed to own the facility. See Note 7.



ARIZONA PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)

   Aggregate annual principal payments due on long-term debt and for sinking fund requirements through 1999 are as follows: 1995, $3.4 million; 1996, $3.5 million; 1997, $153.8 million; 1998, $109.1 million; and 1999, $109.4 million.
See Note 3 for redemption and sinking fund requirements of redeemable preferred stock of the Company.

   On  January  12,  1995,   the  Company  issued  $75  million  of  10%  junior
subordinated deferrable interest debentures (MIDS) due 2025.

   Substantially all utility plant (other than nuclear fuel, transportation equipment, and the combined cycle plant) is subject to the lien of the mortgage bond indenture. The mortgage bond indenture includes provisions which would restrict the payment of common stock dividends under certain conditions which did not exist at December 31, 1994.

5. Lines of Credit

   The Company had committed lines of credit with various banks of $300 million at December 31, 1994, and $302 million at December 31, 1993, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees on these lines were 0.25% per annum through June 30, 1994, 0.20% per annum on $200 million and 0.15% per annum on $100 million thereafter, through December 31, 1994. The Company had commercial paper borrowings outstanding of $131.5 million at December 31, 1994, and $148.0 million at December 31, 1993. The weighted average interest rate on commercial paper borrowings was 6.25% on December 31, 1994, and 3.48% on December 31, 1993. By Arizona statute, the Company's short-term borrowings cannot exceed 7% of its total capitalization without the consent of the ACC.


6. Jointly-Owned Facilities

   At  December  31,  1994,  the  Company  owned   interests  in  the  following
jointly-owned  electric  generating and transmission  facilities.  The Company's share of related  operating  and  maintenance  expenses is included in operating expenses.


                                                               Percent                                                  Construction
                                                               Owned by           Plant in            Accumulated          Work in
                                                               Company             Service            Depreciation         Progress
                                                               --------           ---------          --------------     ------------

                                                                                         (Thousands of Dollars)
Generating Facilities:
Palo Verde Nuclear Generating Station
Units 1 and 3 .........................................         29.1%             $1,832,522          $  425,908          $   14,181
Palo Verde Nuclear Generating Station
Unit 2 (see Note 7) ...................................         17.0%                563,115             131,764              13,415
Four Corners Steam Generating Station
Units 4 and 5 .........................................         15.0%                142,297              50,414                 497
Navajo Steam Generating Station
Units 1, 2 and 3 ......................................         14.0%                139,648              74,513              17,035
Cholla Steam Generating Station
Common Facilities (a) .................................         62.8%(b)              70,657              33,967                 335
Transmission Facilities:
ANPP 500KV System .....................................         35.8%(b)              62,607              15,313               1,013
        Navajo Southern System ........................         31.4%(b)              26,737              15,038                  15
        Palo Verde-Yuma 500KV System ..................         23.9%(b)              11,411               3,304                  20
        Four Corners Switchyards ......................         27.5%(b)               2,796               1,635                  53
        Phoenix-Mead System ...........................         17.1%(b)                --                  --                18,036

(a) The Company is the operating agent for Cholla Unit 4, which is owned by PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.

(b) Weighted average of interests.



ARIZONA PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)

7. Leases

   In 1986, the Company entered into sale and leaseback transactions under which it sold approximately 42% of its share of Palo Verde Unit 2 and certain common facilities. The gain of approximately $140.2 million has been deferred and is being amortized to operations expense over the original lease term. The leases are being accounted for as operating leases. The amounts paid each year approximate $40.1 million through December 1999, $46.3 million through December 2000, and $49.0 million through December 2015. Options to renew for two additional years and to purchase the property at fair market value at the end of the lease terms are also included. Consistent with the ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset (totaling approximately $52.8 million at December 31, 1994) has been established for the difference between lease payments and rent expense calculated on a straight-line basis. Lease expense for 1994, 1993 and 1992 was $42.2 million, $41.8 million and $45.8 million, respectively.

   The Company has a capital lease on a combined cycle plant which it sold and leased back. The lease requires semiannual payments of $2.6 million through June 2001, and includes renewal and purchase options based on fair market value. This plant is included in plant in service at its original cost of $54.4 million; accumulated amortization at December 31, 1994, was $40.3 million.

   In addition, the Company also leases certain land, buildings, equipment and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates. Rent expense for 1994, 1993 and 1992 was approximately $10.1 million, $11.1 million and $14.7 million, respectively. Annual future minimum rental commitments, excluding the Palo Verde and combined cycle leases, for the period 1995 through 1999 range between $11 million and $12 million. Total rental commitments after 1999 are estimated at $122 million.

8. Income Taxes

   The Company is included in the consolidated income tax returns of Pinnacle West. Income taxes are allocated to the Company based on its separate company taxable income or loss. Approximately $1.8 million of income tax overpayments were due from Pinnacle West at December 31, 1994. Investment tax credits were deferred and are being amortized to other income over the estimated lives of the related assets as directed by the ACC. Beginning in 1995, the ACC portion of the unamortized investment tax credits will be amortized over a five-year period in accordance with the 1994 rate settlement agreement (see Note 2).

   Effective January 1, 1993, the Company adopted the provisions of SFAS No. 109, which requires the use of the liability method of accounting for income taxes. Upon adoption the Company recorded deferred income taxes related to the equity component of AFUDC; the debt component of AFUDC recorded net-of-tax; and other temporary differences for which deferred income taxes had not been provided. Deferred tax balances were also adjusted for changes in tax rates. The adoption of SFAS No. 109 had no material effect on net income but increased net deferred income tax liabilities by $585.3 million at December 31, 1993. Historically the FERC and the ACC have allowed revenues sufficient to pay for these deferred tax liabilities and, in accordance with SFAS No. 109, a regulatory asset was established in a corresponding amount.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)


The components of income tax expense are as follows:


                                                                                                   Year Ended December 31,
                                                                              -----------------------------------------------------
                                                                                 1994                  1993                  1992
                                                                              ---------             ---------             ---------
                                                                                                  (Thousands of Dollars)
Current:
        Federal ..................................................            $  74,272             $  69,243             $  80,921
        State ....................................................               26,447                23,915                23,141
                                                                              ---------             ---------             ---------
                Total current ....................................              100,719                93,158               104,062
                                                                              ---------             ---------             ---------
Deferred:
        Depreciation -- net ......................................               56,450                58,844                75,931
                Alternative minimum tax ..........................               21,425                13,661                 7,732
                Palo Verde accretion income ......................               13,288                29,618                26,668
                Pension costs ....................................               (9,302)               (5,768)               (4,622)
                Loss on reacquired debt ..........................                 (903)                4,288                10,266
                Palo Verde start-up costs ........................               (1,590)               (1,335)              (28,976)
                Investment tax credit -- net .....................               (6,825)               (6,948)               (6,804)
                Other -- net .....................................                3,982                 3,389                (2,902)
                                                                              ---------             ---------             ---------
                Total deferred ...................................               76,525                95,749                77,293
                                                                              ---------             ---------             ---------
                        Total ....................................            $ 177,244             $ 188,907             $ 181,355
                                                                              =========             =========             =========



   Income tax expense differed from the amount computed by multiplying income before income taxes by the statutory federal income tax rate due to the following:


                                                                                                Year Ended December 31,
                                                                                   ------------------------------------------------
                                                                                      1994               1993                1992
                                                                                    ---------          ---------          ---------
                                                                                                (Thousands of Dollars)
Federal income tax expense at statutory rate
        (35% in 1994 and 1993, 34% in 1992) ...............................         $ 147,256          $ 153,753          $ 145,574
Increase (reductions) in tax expense resulting from:
        Tax under book depreciation .......................................            17,236             17,671             17,465
        Investment tax credit amortization ................................            (6,825)            (6,922)            (7,036)
        State income tax -- net of federal income tax benefit .............            24,947             27,005             27,036
        Other .............................................................            (5,370)            (2,600)            (1,684)
                                                                                    ---------          ---------          ---------
                Income tax expense ........................................         $ 177,244          $ 188,907          $ 181,355
                                                                                    =========          =========          =========


ARIZONA PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)


The components of the net deferred income tax liability were as follows:


                                                                                                            December 31,
                                                                                                  --------------------------------
                                                                                                     1994                   1993
                                                                                                  -----------           -----------
                                                                                                       (Thousands of Dollars)
Deferred tax assets:
        Deferred gain on Palo Verde Unit 2 sale/leaseback ..............................          $    63,720           $    66,754
        Alternative minimum tax (can be carried forward indefinitely) ..................               14,089                35,514
        Other ..........................................................................               73,084                86,745
        Valuation allowance ............................................................              (15,072)              (15,413)
                                                                                                  -----------           -----------
                        Total deferred tax assets ......................................              135,821               173,600
                                                                                                  -----------           -----------

Deferred tax liabilities:
        Plant related ..................................................................              802,645               751,520
        Income taxes recoverable through future rates -- net ...........................              557,049               585,294
        Palo Verde deferrals ...........................................................              153,410               158,424
        Other ..........................................................................               39,787                40,429
                                                                                                  -----------           -----------
                      Total deferred tax liabilities .................................              1,552,891             1,535,667
                                                                                                  -----------           -----------
Accumulated deferred income taxes -- net ...............................................          $ 1,417,070           $ 1,362,067
                                                                                                  ===========           ===========



9. Pension Plan and Other Benefits

Pension Plan

   The Company sponsors a defined benefit pension plan covering substantially all employees. Benefits are based on years of service and compensation utilizing a final average pay benefit formula. The plan is funded on a current basis to the extent deductible under existing tax regulations. Plan assets consist primarily of domestic and international common stocks and bonds and real estate. Pension cost, including administrative cost, for 1994, 1993 and 1992 was approximately $25.4 million, $14.0 million and $14.0 million, respectively, of which approximately $11.9 million, $6.5 million and $3.9 million, respectively, was charged to expense. The remainder was either capitalized or billed to others.


   Excluding the costs of special termination benefits of $1.4 million in 1994, the components of net periodic pension costs are as follows:


                                                                                   1994                1993                  1992
                                                                                 --------             --------             --------
                                                                                                (Thousands of Dollars)
Service cost-benefits earned during the period ......................            $ 20,345             $ 16,754             $ 16,903
Interest cost on projected benefit obligation .......................              39,377               34,724               33,333
Return on plan assets ...............................................               6,105              (51,597)             (23,058)
Net amortization and deferral .......................................             (44,000)              13,420              (15,002)
                                                                                 --------             --------             --------
Net periodic pension cost ...........................................            $ 21,827             $ 13,301             $ 12,176
                                                                                 ========             ========             ========

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)


   A reconciliation of the funded status of the plan to the amounts recognized in the balance sheet is presented below:


                                                                                                   1994                   1993
                                                                                                 ---------             ---------
                                                                                                      (Thousands of Dollars)
Plan assets at fair value: .............................................................         $ 388,010             $ 417,938
                                                                                                 ---------             ---------
Less:
        Accumulated benefit obligation, including vested benefits
                of $308,474 and $347,603 in 1994 and 1993, respectively ................           333,564               372,364
        Effect of projected future compensation increases ..............................           112,780               127,388
                                                                                                 ---------             ---------
Total projected benefit obligation .....................................................           446,344               499,752
                                                                                                 ---------             ---------
Plan assets less than projected benefit obligation .....................................           (58,334)              (81,814)
Plus:
        Unrecognized net loss (gain) from past experience
                different from that assumed ............................................            (9,372)               51,361
        Unrecognized prior service cost ................................................            25,527                14,717
        Unrecognized net transition asset ..............................................           (36,025)              (39,242)
                                                                                                 ---------             ---------
Accrued pension liability ..............................................................         $ (78,204)            $ (54,978)
                                                                                                 =========             =========
Principal actuarial assumptions used were:
        Discount rate ..................................................................              8.75%                 7.50%
        Rate of increase in compensation levels ........................................              5.00%                 5.00%
        Expected long-term rate of return on assets ....................................              9.00%                 9.50%



   In addition to the defined benefit pension plan described above, the Company also sponsors qualified defined contribution plans. Collectively, these plans cover substantially all employees. The plans provide for employee contributions and partial employer matching contributions after certain eligibility requirements are met. The cost of these plans for 1994, 1993 and 1992 was $6.8 million, $6.3 million and $5.3 million, respectively, of which $3.2 million, $3.0 million and $2.5 million, respectively, was charged to expense.

Postretirement Plans

   The Company provides medical and life insurance benefits to its retired employees. Employees may become eligible for these retirement benefits based on years of service and age. The retiree medical insurance plans are contributory; the retiree life insurance plan is noncontributory. In accordance with the governing plan documents, the Company retains the right to change or eliminate these benefits.

   During 1993, the Company adopted SFAS No. 106, which requires the cost of postretirement benefits be accrued during the years employees render service.
Prior to 1993, the costs of retiree benefits were recognized as expense when claims were paid. This change had the effect of increasing 1994 and 1993 retiree benefit costs from approximately $6 million in each year to $28 million and $34 million, respectively. The amount charged to expense for 1994 increased from about $3 million to $13 million, and for 1993 increased from about $2 million to $17 million. The balance was either capitalized or billed to others. The above amounts include the amortization (over 20 years) of the initial postretirement benefit obligation estimated at January 1, 1993, to be $183 million. Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)

The components of the net periodic postretirement benefit costs are as follows:

                                                            1994          1993
                                                           --------     --------
                                                          (Thousands of Dollars)

Service cost -- benefits earned during the period .....    $  8,785     $  9,510
Interest cost on accumulated benefit obligation .......      14,026       15,630
Return on plan assets .................................      (6,459)        --
Net amortization and deferral .........................      11,619        9,146
                                                           --------     --------
Net periodic postretirement benefit cost ..............    $ 27,971     $ 34,286
                                                           ========     ========


   A reconciliation of the funded status of the plan to the amounts recognized in the balance sheet is presented below:


                                                                                                      1994               1993
                                                                                                   ---------           ---------
                                                                                                     (Thousands of Dollars)
Plan assets at fair value ..................................................................       $  49,666           $  28,154
                                                                                                   ---------           ---------
Less accumulated postretirement benefit obligation:
                Retirees ...................................................................          65,552              86,972
                Fully eligible plan participants ...........................................           9,128              10,013
                Other active plan participants .............................................          87,201             102,928
                                                                                                   ---------           ---------
                        Total accumulated postretirement benefit obligation ................         161,881             199,913
                                                                                                   ---------           ---------
Plan assets less than accumulated benefit obligation .......................................        (112,215)           (171,759)
Plus:
                Unrecognized transition obligation .........................................         164,627             173,773
                Unrecognized net gain from past experience different from that
                        assumed ............................................................         (52,470)             (2,072)
                                                                                                   ---------           ---------
Accrued postretirement liability ...........................................................       $     (58)          $     (58)
                                                                                                   =========           =========
Principal actuarial assumptions used were:
                Discount rate ..............................................................            8.75%               7.50%
                Annual salary increases for life insurance obligation ......................            5.00%               5.00%
                Expected long-term rate of return on assets ................................            9.00%                --
                Initial health care cost trend rate -- under age 65 ........................           11.50%              12.00%
                Initial health care cost trend rate -- age 65 and over .....................            8.50%               9.00%
                Ultimate health care cost trend rate (reached in the year 2003) ............            5.50%               5.50%


ARIZONA PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)

   Assuming a one percent increase in the health care cost trend rate, the 1994 cost of postretirement benefits other than pensions would increase by approximately $5 million and the accumulated benefit obligation as of December 31, 1994, would increase by approximately $31 million.

   In 1993, the Company adopted SFAS No. 112. This standard required a change from a cash method to an accrual method in accounting for benefits (such as long-term disability) provided to former or inactive employees after employment but before retirement. The adoption of this standard resulted in an increase in 1993 postemployment benefit expense of approximately $2 million.

10. Commitments and Contingencies

Litigation

   The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the operations or financial position of the Company.

Palo Verde Nuclear Generating Station

   The Company has encountered tube cracking in steam generators and has taken, and will continue to take, remedial actions that it believes have slowed further tube problems to manageable levels. The Company believes that the Palo Verde steam generators are capable of operating for their designed life of 40 years, although at some point, long-term economic considerations may make steam generator replacement desirable. All of the Palo Verde units were operating at full power at December 31, 1994.

   The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon the Company's 29.1% interest in the three Palo Verde units, the Company's maximum potential assessment per incident for all three units is approximately $69 million, with an annual payment limitation of approximately $9 million.

   The Palo Verde participants maintain "all risk" (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.78 billion, a substantial portion of which must first be applied to stabilization and decontamination. The Company has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

El Paso Electric Company Bankruptcy

   El Paso Electric Company (EPEC), one of the joint owners of Palo Verde and Four Corners, has been operating under Chapter 11 of the Bankruptcy Code since 1992. A plan whereby EPEC would become a wholly-owned subsidiary of Central and South West Corporation (CSW) has been confirmed by the bankruptcy court, but cannot become fully effective until several other approvals are obtained. Under the plan, certain issues, including EPEC allegations regarding the 1989-90 Palo Verde outages, would be resolved, and EPEC would assume the joint facilities operating agreements. CSW has stated that several matters have arisen which may impede completion of the merger. If the plan is not approved, the Company does not expect that there would be a material adverse effect on its operations or financial position.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)

Construction Program

   Total construction expenditures in 1995 are estimated at $300 million, excluding capitalized property taxes and capitalized interest.

Fuel and Purchased Power Commitments

   The Company is a party to various fuel and purchased power contracts with terms expiring from 1995 through 2020 that include required purchase provisions. The Company estimates its 1995 contract requirements to be approximately $127 million. However, this amount may vary significantly pursuant to certain provisions in such contracts which permit the Company to decrease its required purchases under certain circumstances.

11. Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for 1994 and 1993 is as follows:

                          Electric
                          Operating       Operating        Net     Earnings for
        Quarter           Revenues(a)     Income(b)      Income     Common Stock
        -------           -----------     ---------     --------   -------------
                                       (Thousands of Dollars)

1994
   First ...........       $346,049       $ 67,147       $ 38,468       $ 30,958
   Second ..........        397,156         83,607         65,851         58,879
   Third ...........        540,883        155,115        116,267        110,359
   Fourth ..........        342,080         62,564         22,900         18,016

1993
   First ...........       $353,891       $ 79,441       $ 47,166       $ 39,277
   Second ..........        387,871         92,264         61,364         53,716
   Third ...........        497,282        132,639        102,911         95,617
   Fourth ..........        363,369         68,144         38,945         30,936

(a) Consistent with the presentation for the quarter ended December 31, 1994, prior quarters' electric operating revenues and other taxes have been restated to exclude sales tax on electric revenues.

(b) The Company's operations are subject to seasonal fluctuations primarily as a result of weather conditions. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

12. Fair Value of Financial Instruments

   The Company estimates that the carrying amounts of its cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1994 and 1993 due to their short maturities. The December 31, 1994 and 1993 fair values of debt and equity investments, determined by using quoted market values or by discounting cash flows at rates equal to its cost of capital, approximate their carrying amounts. Investments in debt and equity securities are held for purposes other than trading.

   On December 31, 1994, the carrying amount of long-term debt (excluding $26 million of capital lease obligations) was $2.16 billion and its estimated fair value was approximately $1.99 billion. On December 31, 1993, the carrying amount of long-term debt (excluding $30 million of capital lease obligations) was $2.10 billion and its estimated fair value was approximately $2.26 billion. The fair value estimates were determined by independent sources using quoted market rates where available. Where market prices were not available, the fair values were based on market values of comparable instruments.



     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

    None.

                                   PART III

                       ITEM 10. DIRECTORS AND EXECUTIVE
                          OFFICERS OF THE REGISTRANT

    Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of shareholders to be held on May 16, 1995 (the "1995 Proxy Statement") and to the Supplemental Item -- "Executive Officers of the Registrant" in Part I of this report.

                       ITEM 11. EXECUTIVE COMPENSATION

    Reference is hereby made to the fourth paragraph under the heading "The Board and its Committees," and to "Executive Compensation" in the 1995 Proxy Statement.

                        ITEM 12. SECURITY OWNERSHIP OF
                   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is hereby made to "Principal Holders of Voting Securities" and "Ownership of Pinnacle West Securities by Management" in the 1995 Proxy Statement.

           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is hereby made to the last paragraph under the heading "The Board and its Committees" in the 1995 Proxy Statement.








                                   PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

    See the Index to Financial Statements in Part II, Item 8 on page 19.



Exhibits Filed

Exhibit No.                     Description
-----------                     -----------
 3.1    --           Bylaws, amended as of November 19, 1991

 3.2    --           Resolution of Board of Directors temporarily suspending Bylaws in part

10.1    --           Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 1) dated as of December
                     1, 1994

10.2    --           Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 3) dated as of December
                     1, 1994

10.3    --           Amendment No. 2 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2)
                     dated as of November 1, 1994

10.4a   --           1995 Key Employee Variable Pay Plan

10.5a   --           1995 Officers Variable Pay Plan

10.6a   --           Letter Agreement dated December 21, 1993, between the Company and William L. Stewart

10.7a   --           Pinnacle West Capital Corporation and Arizona Public Service Company Directors'
                     Retirement Plan

10.8ac  --           Second revised form of Key Executive Employment and Severance Agreement between the
                     Company and certain key employees of the Company

10.9ac  --           Second revised form of Key Executive Employment and Severance Agreement between the
                     Company and certain executive officers of the Company

23.1    --           Consent of Deloitte & Touche LLP

27.1    --           Financial Data Schedule


   In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss201.24 by reference to the filings set forth below:


Exhibit No.        Description                                 Originally Filed as Exhibit:            File No.      Date Effective
-----------        -----------                                 ----------------------------            --------      --------------

 3.3               Articles of Incorporation, restated as of   4.2 to Form S-3 Registration Nos.       1-4473           9-29-93
                   May 25, 1988                                33-33910 and 33-55248 by means of
                                                               September 24, 1993 Form 8-K Report

 3.4               Certificates pursuant to Sections           4.3 to Form S-3 Registration Nos.       1-4473           9-29-93
                   10-152.01 and 10-016, Arizona Revised       33-33910 and 33-55248 by means of
                   Statutes, establishing Series A through V   September 24, 1993 Form 8-K Report
                   of the Company's Serial Preferred Stock

 3.5               Certificate pursuant to Section 10-016,     4.4 to Form S-3 Registration Nos.       1-4473           9-29-93
                   Arizona Revised Statutes, establishing      33-33910 and 33-55248 by means of
                   Series W of the Company's Serial Preferred  September 24, 1993 Form 8-K Report
                   Stock

 4.1               Mortgage and Deed of Trust Relating to the  4.1 to September 1992 Form 10-Q Report  1-4473           11-9-92
                   Company's First Mortgage Bonds, together
                   with forty-eight indentures supplemental
                   thereto

 4.2               Forty-ninth Supplemental Indenture          4.1 to 1992 Form 10-K Report            1-4473           3-30-93

 4.3               Fiftieth Supplemental Indenture             4.2 to 1993 Form 10-K Report            1-4473           3-30-94

 4.4               Fifty-first Supplemental Indenture          4.1 to August 1, 1993 Form 8-K Report   1-4473           9-27-93

 4.5               Fifty-second Supplemental Indenture         4.1 to September 30, 1993 Form 10-Q     1-4473           11-15-93
                                                               Report

 4.6               Fifty-third Supplemental Indenture          4.5 to Registration Statement No.       1-4473            3-1-94
                                                               33-61228 by means of February 23, 1994
                                                               Form 8-K Report

 4.7               Agreement, dated March 21, 1994, relating   4.1 to 1993 Form 10-K Report            1-4473           3-30-94
                   to the filing of instruments defining the
                   rights of holders of long-term debt not in
                   excess of 10% of the Company's total
                   assets

10.10              Two separate Decommissioning Trust          10.2 to September 1991 Form 10-Q        1-4473           11-14-91
                   Agreements (relating to PVNGS Units 1 and   Report
                   3,  respectively),  each  dated  July  1,
                   1991,  between  the  Company  and  Mellon
                   Bank, N.A., as Decommissioning Trustee

10.11              Amended and Restated Decommissioning Trust  10.1 to Pinnacle West 1991 Form 10-K    1-8962           3-26-92
                   Agreement (PVNGS Unit 2) dated as of        Report
                   January  31,  1992,  among  the  Company,
                   Mellon  Bank,  N.A.,  as  Decommissioning
                   Trustee,  and the First  National Bank of
                   Boston,   as  Owner   Trustee  under  two
                   separate  Trust  Agreements,  each with a
                   separate  Equity   Participant,   and  as
                   Lessor   under  two   separate   Facility
                   Leases,  each  relating  to an  undivided
                   interest in PVNGS Unit 2

10.12              First Amendment to Amended and Restated     10.2 to 1992 Form 10-K Report           1-4473           3-30-93
                   Decommissioning Trust Agreement (PVNGS
                   Unit 2), dated as of November 1, 1992

10.13              Asset Purchase and Power Exchange           10.1 to June 1991 Form 10-Q Report      1-4473            8-8-91
                   Agreement dated September 21, 1990 between
                   the Company and PacifiCorp, as amended as
                   of October 11, 1990 and as of July 18,
                   1991

10.14              Long-Term Power Transactions Agreement      10.2 to June 1991 Form 10-Q Report      1-4473            8-8-91
                   dated September 21, 1990 between the
                   Company and PacifiCorp, as amended as of
                   October 11, 1990, and as of July 8, 1991

10.15              Contract, dated July 21, 1984, with DOE     10.31 to Pinnacle West's Form S-14      2-96386          3-13-85
                   providing for the disposal of nuclear fuel  Registration Statement and/or high-level radioactive waste, ANPP

10.16              Indenture of Lease with Navajo Tribe of     5.01 to Form S-7 Registration           2-59644           9-1-77
                   Indians, Four Corners Plant                 Statement

10.17              Supplemental and Additional Indenture of    5.02 to Form S-7 Registration           2-59644           9-1-77
                   Lease, including amendments and             Statement
                   supplements to original lease with Navajo
                   Tribe of Indians, Four Corners Plant

10.18              Amendment and Supplement No. 1 to           10.36 to Registration Statement on      1-8962           7-25-85
                   Supplemental and Additional Indenture of    Form 8-B of Pinnacle West
                   Lease, Four Corners, dated April 25, 1985

10.19              Application and Grant of multi-party        5.04 to Form S-7 Registration           2-59644           9-1-77
                   rights-of-way and easements, Four Corners   Statement
                   Plant Site

10.20              Application and Amendment No. 1 to Grant    10.37 to Registration Statement on      1-8962           7-25-85
                   of multi-party rights-of-way and            Form 8-B of Pinnacle West
                   easements, Four Corners Power Plant Site,
                   dated April 25, 1985

10.21              Application and Grant of Arizona Public     5.05 to Form S-7 Registration           2-59644           9-1-77
                   Service Company rights-of-way and           Statement
                   easements, Four Corners Plant Site

10.22              Application and Amendment No. 1 to Grant    10.38 to Registration Statement on      1-8962           7-25-85
                   of Arizona Public Service Company rights-   Form 8-B of Pinnacle West
                   of-way and easements, Four Corners Power
                   Plant Site, dated April 25, 1985

10.23              Indenture of Lease, Navajo Units 1, 2, and  5(g) to Form S-7 Registration           2-36505          3-23-70
                   3                                           Statement

10.24              Application and Grant of rights-of-way and  5(h) to Form S-7 Registration           2-36505          3-23-70
                   easements, Navajo Plant                     Statement

10.25              Water Service Contract Assignment with the  5(l) to Form S-7 Registration           2-39442          3-16-71
                   United States Department of Interior,       Statement
                   Bureau of Reclamation, Navajo Plant

10.26              Arizona Nuclear Power Project               10.1 to 1988 Form 10-K Report           1-4473            3-8-89
                   Participation Agreement, dated August 23,
                   1973, among the Company, Salt River
                   Project Agricultural Improvement and Power
                   District, Southern California Edison
                   Company, Public Service Company of New
                   Mexico, El Paso Electric Company, Southern
                   California Public Power Authority, and
                   Department of Water and Power of the City
                   of Los Angeles, and amendments 1-12
                   thereto

10.27              Amendment No. 13 dated as of April 22,      10.1 to March 1991 Form 10-Q Report     1-4473           5-15-91
                   1991, to Arizona Nuclear Power Project
                   Participation Agreement, dated August 23,
                   1973,  among  the  Company,   Salt  River
                   Project   Agricultural   Improvement  and
                   Power   District,   Southern   California
                   Edison Company, Public Service Company of
                   New  Mexico,  El Paso  Electric  Company,
                   Southern    California    Public    Power
                   Authority,  and  Department  of Water and
                   Power of the City of Los Angeles

10.28b             Facility Lease, dated as of August 1,       4.3 to Form S-3 Registration Statement  33-9480          10-24-86
                   1986, between The First National Bank of
                   Boston, in its capacity as Owner Trustee,
                   as Lessor, and the Company, as Lessee

10.29b             Amendment No. 1, dated as of November 1,    10.5 to September 1986 Form 10-Q        1-4473           12-4-86
                   1986, to Facility Lease, dated as of        Report by means of Amendment No. 1 on
                   August 1, 1986, between The First National  December 3, 1986 Form 8
                   Bank of Boston, in its capacity as Owner
                   Trustee, as Lessor, and the Company, as
                   Lessee

10.30b             Amendment No. 2 dated as of June 1, 1987    10.3 to 1988 Form 10-K Report           1-4473            3-8-89
                   to Facility Lease dated as of August 1,
                   1986 between The First National Bank of
                   Boston, as Lessor, and APS, as Lessee

10.31b             Amendment No. 3, dated as of March 17,      10.3 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993,  to  Facility  Lease,  dated  as of
                   August  1,   1986,   between   The  First
                   National Bank of Boston,  as Lessor,  and
                   the Company, as Lessee

10.32              Cure and Assumption Agreement dated as of   10.1 to 1993 Form 10-K Report           1-4473           3-30-94
                   November 19, 1993 among the Company, Salt
                   River Project Agricultural Improvement and
                   Power District, Southern California Edison
                   Company, Public Service Company of New
                   Mexico, Southern California Public Power
                   Authority, Department of Water and Power
                   of the City of Los Angeles, and El Paso
                   Electric Company, and certain schedules
                   thereto

10.33              Facility Lease, dated as of December 15,    10.1 to November 18, 1986 Form 8-K      1-4473           1-20-87
                   1986, between The First National Bank of    Report
                   Boston, in its capacity as Owner Trustee,
                   as Lessor, and the Company, as Lessee

10.34              Amendment No. 1, dated as of August 1,      4.13 to Form S-3 Registration           1-4473           8-24-87
                   1987, to Facility Lease, dated as of        Statement No. 33-9480 by means of
                   December 15, 1986, between The First        August 1, 1987 Form 8-K Report
                   National Bank of Boston, as Lessor, and
                   the Company, as Lessee

10.35              Amendment No. 2, dated as of March 17,      10.4 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993, to Facility Lease, dated as of
                   December 15, 1986, between The First
                   National Bank of Boston, as Lessor, and
                   the Company, as Lessee

10.36a             Directors' Deferred Compensation Plan, as   10.1 to June 1986 Form 10-Q Report      1-4473           8-13-86
                   restated, effective January 1, 1986

10.37a             Second Amendment to the Arizona Public      10.2 to 1993 Form 10-K Report           1-4473           3-30-94
                   Service Company Directors' Deferred
                   Compensation Plan, effective as of January
                   1, 1993

10.38a             Third Amendment to the Arizona Public       10.1 to September 1994 Form 10-Q        1-4473           11-10-94
                   Service Company Directors' Deferred
                   Compensation Plan

10.39a             Arizona Public Service Company Deferred     10.4 to 1988 Form 10-K Report           1-4473            3-8-89
                   Compensation Plan, as restated, effective
                   January 1, 1984, and the second and third
                   amendments  thereto,  dated  December 22,
                   1986, and December 23, 1987, respectively

10.40a             Third Amendment to the Arizona Public       10.3 to 1993 Form 10-K Report           1-4473           3-30-94
                   Service Company Deferred Compensation
                   Plan, effective as of January 1, 1993

10.41a             Fourth Amendment to the Arizona Public      10.2 to September 1994 Form 10-Q        1-4473           11-10-94
                   Service Company Deferred Compensation Plan  Report

10.42a             Agreement for Utility Consulting Services,  10.6 to 1988 Form 10-K Report           1-4473            3-8-89
                   dated March 1, 1985, between the Company
                   and Thomas G. Woods, Jr., and Amendment
                   No. 1 thereto, dated January 6, 1986

10.43a             Letter Agreement, dated April 3, 1978,      10.7 to 1988 Form 10-K Report           1-4473            3-8-89
                   between the Company and O. Mark DeMichele,
                   regarding certain retirement benefits
                   granted to Mr. DeMichele

10.44ac            Key Executive Employment and Severance      10.3 to 1989 Form 10-K Report           1-4473            3-8-90
                   Agreement between the Company and certain
                   executive officers of the Company

10.45ac            Revised form of Key Executive Employment    10.5 to 1993 Form 10-K Report           1-4473           3-30-94
                   and Severance Agreement between the
                   Company and certain executive officers of
                   the Company

10.46ac            Key Executive Employment and Severance      10.4 to 1989 Form 10-K Report           1-4473            3-8-90
                   Agreement between the Company and certain
                   managers of the Company

10.47ac            Revised form of Key Executive Employment    10.4 to 1993 Form 10-K Report           1-4473           3-30-94
                   and Severance Agreement between the
                   Company and certain key employees of the
                   Company

10.48a             Arizona Public Service Company Performance  10.5 to 1989 Form 10-K Report           1-4473            3-8-90
                   Review Severance Pay Plan, effective
                   January 1, 1990

10.49a             Arizona Public Service Company Severance    10.1 to September 30, 1993 Form 10-Q    1-4473           11-15-93
                   Plan                                        Report

10.50a             Pinnacle West Capital Corporation Stock     10.1 to 1992 Form 10-K Report           1-4473           3-30-93
                   Option and Incentive Plan

10.51a             Pinnacle West Capital Corporation 1994      A to the Proxy Statement for the        1-8962           4-16-94
                   Long-Term Incentive Plan                    Pinnacle West 1994 Annual Meeting of
                                                               Shareholders

10.52a             Pinnacle West Capital Corporation, Arizona  10.1 to 1991 Form 10-K Report           1-4473           3-19-92
                   Public Service Company, SunCor Development
                   Company, and El Dorado Investment Company
                   Deferred Compensation Plan, effective
                   January 1, 1992

10.53a             Amendment to Pinnacle West Capital          10.6 to 1993 Form 10-K Report           1-4473           3-30-94
                   Corporation, Arizona Public Service
                   Company, SunCor Development Company, and
                   El Dorado Investment Company Deferred
                   Compensation Plan, effective as of
                   December 4, 1992

10.54a             Pinnacle West Capital Corporation, Arizona  10.7 to 1993 Form 10-K Report           1-4473           3-30-94
                   Public Service Company, SunCor Development
                   Company, and El Dorado Investment Company
                   Supplemental Executive Benefit Plan as
                   amended and restated on December 31, 1992
                   effective as of January 1, 1992

10.55a             Arizona Public Service Company              10.8 to 1993 Form 10-K Report           1-4473           3-30-94
                   Supplemental Excess Benefit Retirement
                   Plan and the First, Second, and Third
                   Amendments thereto

10.56              Agreement No. 13904 (Option and Purchase    10.3 to 1991 Form 10-K Report           1-4473           3-19-92
                   of Effluent) with Cities of Phoenix,
                   Glendale, Mesa, Scottsdale, Tempe, Town of
                   Youngtown, and Salt River Project
                   Agricultural Improvement and Power
                   District, dated April 23, 1973

10.57              Agreement for the Sale and Purchase of      10.4 to 1991 Form 10-K Report           1-4473           3-19-92
                   Wastewater Effluent with City of Tolleson
                   and Salt River Agricultural Improvement
                   and Power District, dated June 12, 1981,
                   including Amendment No. 1 dated as of
                   November 12, 1981 and Amendment No. 2
                   dated as of June 4, 1986

99.1               Collateral Trust Indenture among PVNGS II   4.2 to 1992 Form 10-K Report            1-4473           3-30-93
                   Funding Corp., Inc., the Company and
                   Chemical Bank, as Trustee

99.2               Supplemental Indenture to Collateral Trust  4.3 to 1992 Form 10-K Report            1-4473           3-30-93
                   Indenture among PVNGS II Funding Corp.,
                   Inc., the Company and Chemical Bank, as
                   Trustee

99.3 b             Participation Agreement, dated as of        28.1 to September 1992 Form 10-Q        1-4473           11-9-92
                   August 1, 1986, among PVNGS Funding Corp.,  Report
                   Inc., Bank of America  National Trust and
                   Savings  Association,  The First National
                   Bank  of   Boston,   in  its   individual
                   capacity and as Owner  Trustee,  Chemical
                   Bank, in its  individual  capacity and as
                   Indenture Trustee,  the Company,  and the
                   Equity Participant named therein

99.4 b             Amendment No. 1 dated as of November 1,     10.8 to September 1986 Form 10-Q        1-4473           12-4-86
                   1986, to Participation Agreement, dated as  Report by means of Amendment No. 1, on
                   of August 1, 1986, among PVNGS Funding      December 3, 1986 Form 8
                   Corp., Inc., Bank of America National
                   Trust and Savings Association, The First
                   National   Bank   of   Boston,   in   its
                   individual capacity and as Owner Trustee,
                   Chemical Bank, in its individual capacity
                   and as  Indenture  Trustee,  the Company,
                   and the Equity Participant named therein

99.5 b             Amendment No. 2, dated as of March 17,      28.4 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993, to Participation Agreement, dated as
                   of August 1, 1986, among PVNGS Funding
                   Corp.,  Inc.,  PVNGS  II  Funding  Corp.,
                   Inc.,  The First National Bank of Boston,
                   in its  individual  capacity and as Owner
                   Trustee, Chemical Bank, in its individual
                   capacity  and as Indenture  Trustee,  the
                   Company, and the Equity Participant named
                   therein

99.6 b             Trust Indenture, Mortgage, Security         4.5 to Form S-3 Registration Statement  33-9480          10-24-86
                   Agreement and Assignment of Facility
                   Lease, dated as of August 1, 1986, between
                   The First National Bank of Boston, as
                   Owner Trustee, and Chemical Bank, as
                   Indenture Trustee

99.7 b             Supplemental Indenture No. 1, dated as of   10.6 to September 1986 Form 10-Q        1-4473           12-4-86
                   November 1, 1986 to Trust Indenture,        Report by means of Amendment No. 1 on
                   Mortgage, Security Agreement and            December 3, 1986 Form 8
                   Assignment of Facility Lease, dated as of
                   August 1, 1986, between The First National
                   Bank of Boston, as Owner Trustee, and
                   Chemical Bank, as Indenture Trustee

99.8 b             Supplemental Indenture No. 2 to Trust       4.4 to 1992 Form 10-K Report            1-4473           3-30-93
                   Indenture, Mortgage, Security Agreement
                   and Assignment of Facility Lease, dated as
                   of August 1, 1986, between The First
                   National Bank of Boston, as Owner Trustee,
                   and Chemical Bank, as Indenture Trustee

99.9 b             Assignment, Assumption and Further          28.3 to Form S-3 Registration           33-9480          10-24-86
                   Agreement, dated as of August 1, 1986,      Statement
                   between the Company and The First National
                   Bank of Boston, as Owner Trustee

99.10b             Amendment No. 1, dated as of November 1,    10.10 to September 1986 Form 10-Q       1-4473           12-4-86
                   1986, to Assignment, Assumption and         Report by means of Amendment No. 1 on
                   Further Agreement, dated as of August 1,    December 3, 1986 Form 8
                   1986, between the Company and The First
                   National Bank of Boston, as Owner Trustee

99.11b             Amendment No. 2, dated as of March 17,      28.6 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993, to Assignment, Assumption and
                   Further Agreement, dated as of August 1,
                   1986, between the Company and The First
                   National Bank of Boston, as Owner Trustee

99.12              Participation Agreement, dated as of        28.2 to September 1992 Form 10-Q        1-4473           11-9-92
                   December 15, 1986, among PVNGS Funding      Report
                   Corp.,  Inc.,  The First National Bank of
                   Boston, in its individual capacity and as
                   Owner  Trustee,  Chemical  Bank,  in  its
                   individual   capacity  and  as  Indenture
                   Trustee  under  a  Trust  Indenture,  the
                   Company,  and the Owner Participant named
                   therein

99.13              Amendment No. 1, dated as of August 1,      28.20 to Form S-3 Registration          1-4473           8-10-87
                   1987, to Participation Agreement, dated as  Statement No. 33-9480 by means of a
                   of December 15, 1986, among PVNGS Funding   November 6, 1986 Form 8-K Report
                   Corp., Inc. as Funding Corporation, The
                   First National Bank of Boston, as Owner
                   Trustee, Chemical Bank, as Indenture
                   Trustee, the Company, and the Owner
                   Participant named therein

99.14              Amendment No. 2, dated as of March 17,      28.5 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993, to Participation Agreement, dated as
                   of December 15, 1986, among PVNGS Funding
                   Corp.,  Inc.,  PVNGS  II  Funding  Corp.,
                   Inc.,  The First National Bank of Boston,
                   in its  individual  capacity and as Owner
                   Trustee, Chemical Bank, in its individual
                   capacity  and as Indenture  Trustee,  the
                   Company,  and the Owner Participant named
                   therein

99.15              Trust Indenture, Mortgage, Security         10.2 to November 18, 1986 Form 8-K      1-4473           1-20-87
                   Agreement and Assignment of Facility        Report
                   Lease, dated as of December 15, 1986,
                   between The First National Bank of Boston,
                   as Owner Trustee, and Chemical Bank, as
                   Indenture Trustee

99.16              Supplemental Indenture No. 1, dated as of   4.13 to Form S-3 Registration           1-4473           8-24-87
                   August 1, 1987, to Trust Indenture,         Statement No. 33-9480 by means of
                   Mortgage, Security Agreement and            August 1, 1987 Form 8-K Report
                   Assignment of Facility Lease, dated as of
                   December 15, 1986, between The First
                   National Bank of Boston, as Owner Trustee,
                   and Chemical Bank, as Indenture Trustee

99.17              Supplemental Indenture No. 2 to Trust       4.5 to 1992 Form 10-K Report            1-4473           3-30-93
                   Indenture, Mortgage, Security Agreement
                   and Assignment of Facility Lease, dated as
                   of December 15, 1986, between The First
                   National Bank of Boston, as Owner Trustee,
                   and Chemical Bank, as Indenture Trustee

99.18              Assignment, Assumption and Further          10.5 to November 18, 1986 Form 8-K      1-4473           1-20-87
                   Agreement, dated as of December 15, 1986,   Report
                   between the Company and The First National
                   Bank of Boston, as Owner Trustee

99.19              Amendment No. 1, dated as of March 17,      28.7 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993, to Assignment, Assumption and
                   Further Agreement, dated as of December
                   15, 1986, between the Company and The
                   First National Bank of Boston, as Owner
                   Trustee

99.20b             Indemnity Agreement dated as of March 17,   28.3 to 1992 Form 10-K Report           1-4473           3-30-93
                   1993 by the Company

99.21              Extension Letter, dated as of August 13,    28.20 to Form S-3 Registration          1-4473           8-10-87
                   1987, from the signatories of the           Statement No. 33-9480 by means of a
                   Participation Agreement to Chemical Bank    November 6, 1986 Form 8-K Report

99.22              Pledge Agreement dated as of January 31,    28.1 to January 21, 1990 Form 8-K       1-4473           2-15-90
                   1990, between Pinnacle West Capital         Report
                   Corporation as Pledgor and Citibank, N.A.
                   as Collateral Agent

99.23              Arizona Corporation Commission Order dated  28.1 to 1991 Form 10-K Report           1-4473           3-19-92
                   December 6, 1991

99.24              Rate Settlement Agreement dated April 30,   10.1 to March 1994 Form 10-Q Report     1-4473           5-16-94
                   1994, between the Company and the Arizona
                   Corporation Commission staff

99.25              Arizona Corporation Commission Order dated  10.1 to June 1994 Form 10-Q Report      1-4473           8-12-94
                   June 1, 1994
----------

    a Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

    b An additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional Equity
Participant.  Although  such  additional  document may differ in other  respects
(such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

    c Additional agreements, substantially identical in all material respects to this Exhibit have been entered into with additional officers and key employees of the Company. Although such additional documents may differ in other respects
(such as dollar amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.



Reports on Form 8-K

    During the quarter ended December 31, 1994, and the period ended March 29, 1995, the Company filed the following Reports on Form 8-K:

    Report filed January 11, 1995 comprised of exhibits to the Company's Registration Statements (Registration Nos. 33-61228 and 33-55473) relating to the Company's offering of $75 million of its Junior Subordinated Deferrable Interest Debentures.








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

                                                ARIZONA PUBLIC SERVICE COMPANY
                                                (Registrant)

Date: March 29, 1995                                     O. MARK DEMICHELE
                                                --------------------------------
                                                  (O. Mark DeMichele, President
                                                   and Chief Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





           Signature                         Title                   Date
           ---------                         -----                   ----

         O. MARK DEMICHELE        Principal Executive Officer   March 29, 1995
-------------------------------          and Director
       (O. Mark DeMichele,
           President
   and Chief Executive Officer)


          WILLIAM J. POST        Principal Accounting Officer   March 29, 1995
-------------------------------          and Director
     (William J. Post, Senior
        Vice President
   and Chief Operating Officer)


         JARON B. NORBERG         Principal Financial Officer   March 29, 1995
-------------------------------          and Director
   (Jaron B. Norberg, Executive
        Vice President
   and Chief Financial Officer)


          KENNETH M. CARR                  Director             March 29, 1995
-------------------------------
        (Kenneth M. Carr)


          MARTHA O. HESSE                  Director             March 29, 1995
-------------------------------
        (Martha O. Hesse)


      MARIANNE MOODY JENNINGS              Director             March 29, 1995
-------------------------------
    (Marianne Moody Jennings)


         ROBERT G. MATLOCK                 Director             March 29, 1995
-------------------------------
       (Robert G. Matlock)


        JOHN R. NORTON III                 Director             March 29, 1995
-------------------------------
       (John R. Norton III)


          DONALD M. RILEY                  Director             March 29, 1995
-------------------------------
        (Donald M. Riley)


         HENRY B. SARGENT                  Director             March 29, 1995
-------------------------------
        (Henry B. Sargent)


         WILMA W. SCHWADA                  Director             March 29, 1995
-------------------------------
        (Wilma W. Schwada)


          VERNE D. SEIDEL                  Director             March 29, 1995
-------------------------------
        (Verne D. Seidel)


           RICHARD SNELL                   Director             March 29, 1995
-------------------------------
         (Richard Snell)


         DIANNE C. WALKER                  Director             March 29, 1995
-------------------------------
        (Dianne C. Walker)


       BEN F. WILLIAMS, JR.                Director             March 29, 1995
-------------------------------
      (Ben F. Williams, Jr.)


       THOMAS G. WOODS, JR.                Director             March 29, 1995
-------------------------------
      (Thomas G. Woods, Jr.)

                                                   Commission File Number 1-4473
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                 EXHIBITS TO
                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1994
                                --------------
                        Arizona Public Service Company
              (Exact name of registrant as specified in charter)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              INDEX TO EXHIBITS



Exhibit No.  Description
-----------  -----------
 3.1    --   Bylaws, amended as of November 19, 1991

 3.2    --   Resolution of Board of Directors temporarily suspending Bylaws in part

10.1    --   Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 1)
             dated as of December 1, 1994

10.2    --   Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 3)
             dated as of December 1, 1994

10.3    --   Amendment No. 2 to Amended and Restated Decommissioning Trust
             Agreement (PVNGS Unit 2) dated as of November 1, 1994

10.4a   --   1995 Key Employee Variable Pay Plan

10.5a   --   1995 Officers Variable Pay Plan

10.6a   --   Letter Agreement dated December 21, 1993, between the Company and
             William L. Stewart

10.7a   --   Pinnacle West Capital Corporation and Arizona Public Service
             Company Directors' Retirement Plan

10.8ac  --   Second  revised form of Key Executive  Employment  and Severance
             Agreement between the Company and certain key employees of the Company

10.9ac  --   Second  revised form of Key Executive  Employment  and Severance
             Agreement between the Company and certain executive officers of the Company

23.1    --   Consent of Deloitte & Touche LLP

27.1    --   Financial Data Schedule
----------

    a Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

    b An additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional Equity Participant. Although such additional document may differ in other respects (such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

    c Additional agreements, substantially identical in all material respects to this Exhibit have been entered into with additional officers and key employees of the Company. Although such additional documents may differ in other respects (such as dollar amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.

    For a description of the Exhibits incorporated in this filing by reference, see Part IV, Item 14.