Form 10-Q
period 1995-03-31
ARIZONA PUBLIC SERVICE CO
filed 1995-05-15
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1995
                              --------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

Commission file number     1-4473
                       --------------


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

400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona 85072-3999
- -------------------------------------------------------------------
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

                                 Yes  X  No
                                    -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Number of shares of common stock, $2.50 par value, outstanding as of May 12, 1995: 71,264,947

                                    Glossary


  ACC    - Arizona Corporation Commission

  AFUDC - Allowance for funds used during construction

  Company - Arizona Public Service Company

  CSW - Central and South West Corporation

  EPA - Environmental Protection Agency

  EPEC - El Paso Electric Company

  Four Corners - Four Corners Power Plant

  ITCs - Investment tax credits

  1994 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 1994

  Palo Verde - Palo Verde Nuclear Generating Station

  Pinnacle West   - Pinnacle West Capital Corporation

  SFAS No. 71 - Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

  SFAS No.  121  -  Statement  of  Financial   Accounting   Standards  No.  121,
       "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"




  INDEPENDENT ACCOUNTANTS' REPORT

  Arizona Public Service Company:

  We have reviewed the accompanying condensed balance sheet of Arizona Public Service Company as of March 31, 1995 and the related condensed statements of income for the three-month and twelve-month periods ended March 31, 1995 and 1994 and cash flows for the three-month periods ended March 31, 1995 and 1994. These condensed financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Arizona Public Service Company as of December 31, 1994 and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


  DELOITTE & TOUCHE LLP
  DELOITTE & TOUCHE LLP
  Phoenix, Arizona
  May 11, 1995




                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                             Three Months
                                                            Ended March 31,
                                                          1995          1994
                                                        ---------    ---------
                                                        (Thousands of Dollars)
ELECTRIC OPERATING REVENUES .........................   $ 336,968    $ 346,049
                                                        ---------    ---------
FUEL EXPENSES:
  Fuel for electric generation ......................      46,710       57,968
  Purchased power ...................................       8,210       10,063
                                                        ---------    ---------
     Total ..........................................      54,920       68,031
                                                        ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ...............     282,048      278,018
                                                        ---------    ---------
OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses ................      65,566       66,336
  Maintenance .......................................      25,866       31,285
  Depreciation and amortization .....................      60,426       57,910
  Income taxes - current ............................      17,167       12,944
  Income taxes - deferred ...........................       4,455        8,192
  Other taxes .......................................      35,354       34,204
                                                        ---------    ---------
     Total ..........................................     208,834      210,871
                                                        ---------    ---------
OPERATING INCOME ....................................      73,214       67,147
                                                        ---------    ---------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ....................................       1,186          846
  Palo Verde accretion income .......................        --         19,980
  Other - net .......................................       4,784         (396)
  Income taxes - current ............................      (2,061)         506
  Income taxes - deferred ...........................       3,783       (7,299)
                                                        ---------    ---------
     Total ..........................................       7,692       13,637
                                                        ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ...................      80,906       80,784
                                                        ---------    ---------
INTEREST DEDUCTIONS:
  Interest on long-term debt ........................      41,872       39,476
  Interest on short-term borrowings .................       1,224        1,595
  Debt discount, premium and expense ................       1,974        2,412
  AFUDC - debt ......................................      (1,996)      (1,167)
                                                        ---------    ---------
     Total ..........................................      43,074       42,316
                                                        ---------    ---------
NET INCOME ..........................................      37,832       38,468
PREFERRED STOCK DIVIDEND REQUIREMENTS ...............       4,807        7,510
                                                        ---------    ---------
EARNINGS FOR COMMON STOCK ...........................   $  33,025    $  30,958
                                                        =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                            Twelve Months
                                                            Ended March 31,
                                                         1995           1994
                                                      -----------    -----------
                                                        (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ......................   $ 1,617,087    $ 1,594,572
                                                      -----------    -----------
FUEL EXPENSES:
  Fuel for electric generation ...................       225,845        234,394
  Purchased power ................................        61,733         68,679
                                                      -----------    -----------
     Total .......................................       287,578        303,073
                                                      -----------    -----------
OPERATING REVENUES LESS FUEL EXPENSES ............     1,329,509      1,291,499
                                                      -----------    -----------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses .............       291,522        285,822
  Maintenance ....................................       114,210        121,904
  Depreciation and amortization ..................       238,624        225,031
  Income taxes - current .........................       110,872         91,090
  Income taxes - deferred ........................        57,816         69,579
  Other taxes ....................................       141,965        137,879
                                                      -----------    -----------
     Total .......................................       955,009        931,305
                                                      -----------    -----------
OPERATING INCOME .................................       374,500        360,194
                                                      -----------    -----------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ..................................        4,281          2,520
  Palo Verde accretion income .....................       13,616         76,870
  Other - net .....................................       21,195         (2,001)
  Income taxes - current ..........................        3,363          4,309
  Income taxes - deferred .........................       (3,890)       (26,238)
                                                      -----------    -----------
     Total .......................................        38,565         55,460
                                                      -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ................       413,065        415,654
                                                      -----------    -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt .....................       162,236        162,275
  Interest on short-term borrowings ..............         5,834          6,776
  Debt discount, premium and expense .............         8,416          9,349
  AFUDC - debt ...................................        (6,271)        (4,434)
                                                      -----------    -----------
     Total .......................................       170,215        173,966
                                                      -----------    -----------

NET INCOME .......................................       242,850        241,688
PREFERRED STOCK DIVIDEND REQUIREMENTS ............        22,571         30,461
                                                     -----------    -----------
EARNINGS FOR COMMON STOCK ........................   $   220,279    $   211,227
                                                     ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)


                                                                                     March 31,         December 31,
                                                                                       1995               1994
                                                                                   -----------        -----------
                                                                                       (Thousands of Dollars)
UTILITY PLANT:
        Electric plant in service and held for future use ..................       $ 6,499,665        $ 6,475,249
        Less accumulated depreciation and amortization .....................         2,175,110          2,122,439
                                                                                   -----------        -----------
           Total ...........................................................         4,324,555          4,352,810
        Construction work in progress ......................................           234,865            224,312
        Nuclear fuel, net of amortization ..................................            62,857             46,951
                                                                                   -----------        -----------
           Utility plant - net .............................................         4,622,277          4,624,073
                                                                                   -----------        -----------

INVESTMENTS AND OTHER ASSETS :  ............................................            91,554             90,105
                                                                                   -----------        -----------

CURRENT ASSETS:
        Cash and cash equivalents ..........................................             9,898              6,532
        Accounts receivable:
           Service customers ...............................................            79,368            103,711
           Other ...........................................................            23,551             27,008
           Allowance for doubtful accounts .................................            (1,271)            (2,176)
        Accrued utility revenues ...........................................            45,547             55,432
        Materials and supplies, at average cost ............................            90,872             89,864
        Fossil fuel, at average cost .......................................            35,762             35,735
        Deferred income taxes ..............................................            16,917             19,114
        Other ..............................................................            16,991             14,162
                                                                                   -----------        -----------
           Total current assets ............................................           317,635            349,382
                                                                                   -----------        -----------

DEFERRED DEBITS:
        Regulatory asset for income taxes ..................................           555,004            557,049
        Palo Verde Unit 3 cost deferral ....................................           290,296            292,586
        Palo Verde Unit 2 cost deferral ....................................           170,421            171,936
        Unamortized costs of reacquired debt ...............................            60,827             60,942
        Unamortized debt issue costs .......................................            19,150             17,673
        Other ..............................................................           193,786            184,515
                                                                                   -----------        -----------
           Total deferred debits ...........................................         1,289,484          1,284,701
                                                                                   -----------        -----------
           TOTAL ...........................................................       $ 6,320,950        $ 6,348,261
                                                                                   ===========        ===========

See Notes to Condensed Financial Statements.



                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                  LIABILITIES
                                  (Unaudited)


                                                                      March 31,   December 31,
                                                                        1995          1994
                                                                     ----------   ----------
                                                                      (Thousands of Dollars)

CAPITALIZATION:
        Common stock .............................................   $  178,162   $  178,162
        Premiums and expenses - net ..............................    1,039,299    1,039,303
        Retained earnings ........................................      344,180      353,655
                                                                     ----------   ----------
           Common stock equity ...................................    1,561,641    1,571,120
        Non-redeemable preferred stock ...........................      193,561      193,561
        Redeemable preferred stock ...............................       75,000       75,000
        Long-term debt less current maturities ...................    2,156,828    2,181,832
                                                                     ----------   ----------
           Total capitalization ..................................    3,987,030    4,021,513
                                                                     ----------   ----------

CURRENT LIABILITIES:
        Commercial paper .........................................       80,500      131,500
        Current maturities of long-term debt .....................       53,364        3,428
        Accounts payable .........................................       75,721      110,854
        Accrued taxes ............................................      142,941       89,412
        Accrued interest .........................................       34,451       45,170
        Other ....................................................       60,769       50,487
                                                                     ----------   ----------
           Total current liabilities .............................      447,746      430,851
                                                                     ----------   ----------

DEFERRED CREDITS AND OTHER:
        Deferred income taxes ....................................    1,436,473    1,436,184
        Deferred investment tax credit ...........................      139,136      142,994
        Unamortized gain - sale of utility plant .................       96,352       98,551
        Customer advances for construction .......................       17,628       16,564
        Other ....................................................      196,585      201,604
                                                                     ----------   ----------
           Total deferred credits and other ......................    1,886,174    1,895,897
                                                                     ----------   ----------

COMMITMENTS AND CONTINGENCIES  (Notes 6, 7 and 8)

           TOTAL .................................................   $6,320,950   $6,348,261
                                                                     ==========   ==========

See Notes to Condensed Financial Statements.



                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Three Months
                                                                Ended March 31,
                                                            -------------------
                                                               1995        1994
                                                             ---------   -------
                                                            (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income .............................................   $  37,832    $  38,468
  Items not requiring cash:
    Depreciation and amortization ........................      60,426       57,910
    Nuclear fuel amortization ............................       7,723        6,433
    AFUDC - equity .......................................      (1,186)        (846)
    Deferred income taxes - net ..........................       4,531       16,580
    Deferred investment tax credit - net .................      (3,858)      (1,089)
    Refund obligation - net ..............................        --         (5,344)
    Palo Verde accretion income ..........................        --        (19,980)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ............................      26,895       25,327
    Accrued utility revenues .............................       9,885       12,115
    Materials, supplies and fossil fuel ..................      (1,035)       4,412
    Other current assets .................................      (2,829)      (2,302)
    Accounts payable .....................................     (26,184)     (17,920)
    Accrued taxes ........................................      53,529       44,601
    Accrued interest .....................................     (10,719)      (7,759)
    Other current liabilities ............................      10,302       12,863
  Other - net ............................................     (12,566)       2,993
                                                             ---------    ---------
      Net cash flow provided by operating activities .....     152,746      166,462
                                                             ---------    ---------

Cash Flows from Financing Activities:
  Long-term debt .........................................      73,811       98,899
  Short-term borrowings - net ............................     (51,000)     (69,000)
  Dividends paid on common stock .........................     (42,500)     (42,500)
  Dividends paid on preferred stock ......................      (4,827)      (7,621)
  Repayment of preferred stock ...........................          (4)     (14,225)
  Repayment and reacquisition of long-term debt ..........     (51,867)     (60,285)
                                                             ---------    ---------
      Net cash flow used for financing  activities .......     (76,387)     (94,732)
                                                             ---------    ---------

Cash Flows from Investing Activities:
  Capital expenditures ...................................     (72,730)     (68,684)
  AFUDC - equity .........................................       1,186          846
  Other ..................................................      (1,449)      (2,842)
                                                             ---------    ---------
      Net cash flow used for investing activities ........     (72,993)     (70,680)
                                                             ---------    ---------

Net increase in cash and cash equivalents ................       3,366        1,050
Cash and cash equivalents at beginning of period .........       6,532        7,557
                                                             ---------    ---------
Cash and cash equivalents at end of period ...............   $   9,898    $   8,607
                                                             =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ............   $  51,900    $  47,246
    Income taxes .........................................   $    --      $    --



See Notes to Condensed Financial Statements.









                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1995, the results of operations for the three months and twelve months ended March 31, 1995 and 1994, and the cash flows for the three months ended March 31, 1995 and 1994. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1994 10-K. Consistent with the 1995 presentation, prior year's electric operating revenues and other taxes have been restated to exclude sales tax on electric revenues.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization since December 31, 1994.

5. In May 1994, the ACC approved a retail rate settlement agreement which provided for a net annual retail rate reduction of approximately $32.3 million ($19 million after tax), or 2.2% on average, effective June 1, 1994. As part of the settlement, the Company reversed approximately $20 million of depreciation ($15 million after tax) related to a 1991 Palo Verde write-off. The 1994 rate settlement also provided for the accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995. In addition, the 1994 rate settlement included a moratorium on filing for permanent rate changes, except under certain circumstances, prior to the end of 1996 for both the Company and the ACC staff, and an incentive rewarding reduction in fuel and operating and maintenance cost per kilowatt-hour below established targets.

6. The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon the Company's 29.1% interest in the three Palo Verde units, the Company's maximum potential assessment per incident is approximately $69 million, with an annual payment limitation of approximately $9 million.

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

7. The Company has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed further tube problems to manageable levels. Although the steam generators are capable of operating for their designed life of 40 years, the Company believes that, at some point, long-term economic considerations could make steam generator replacement desirable.

8. El Paso Electric Company, one of the joint owners of Palo Verde and Four Corners, has been operating under Chapter 11 of the Bankruptcy Code since 1992. A plan whereby EPEC would become a wholly-owned subsidiary of Central and South West Corporation has been confirmed by the bankruptcy court, but cannot become fully effective until several other approvals are obtained. Under the plan, certain issues, including EPEC allegations regarding the 1989-1990 Palo Verde outages, would be resolved, and EPEC would assume the joint facilities operating agreements. CSW has stated that several matters have arisen which may impede completion of the merger. If the plan is not approved, the Company does not expect that there would be a material adverse effect on its operations or financial position.



                         ARIZONA PUBLIC SERVICE COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results

The following table summarizes the Company's revenues and earnings for the three-month and twelve-month periods ended March 31, 1995 and 1994:

                                            Periods ended March 31
                                            (Thousands of Dollars)

                                   Three Months               Twelve Months
                               -----------------------   -----------------------
                                  1995         1994         1995         1994
                               -----------------------   -----------------------
Operating revenues .........   $  336,968   $  346,049   $1,617,087   $1,594,572

Earnings for common
stock ......................   $   33,025   $   30,958   $  220,279   $  211,227


         Operating Results - Three-month period ended March 31, 1995 compared to three-month period ended March 31, 1994

         Earnings increased in the three-month period ended March 31, 1995 primarily due to lower fuel costs, lower operations and maintenance expenses, a gain recognized on the sale of a small subsidiary, and lower preferred stock dividends. Fuel expense was lower due largely to lower average fuel costs resulting from increased nuclear generation and lower natural gas and coal prices. Operations and maintenance expenses decreased due to improved Palo Verde operations and lower fossil plant overhaul costs. Preferred stock dividends decreased due to less preferred stock outstanding. Partially offsetting these positive factors were decreased operating revenues and the absence of non-cash income related to a 1991 rate settlement, which the Company completed recording in May 1994 (see "Other Income" below). Operating revenues were down primarily due to milder weather and a retail rate reduction which became effective June 1, 1994 (see Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report), partially offset by customer growth. The effects of the rate reduction were substantially offset by the accelerated amortization of investment tax credits provided for in the 1994 rate settlement.

         Operating Results - Twelve-month period ended March 31, 1995 compared to twelve-month period ended March 31, 1994

         Earnings increased in the twelve-month period ended March 31, 1995 primarily due to increased operating revenues, lower fuel expenses, and lower preferred stock dividends. Operating revenues were up due to customer growth and warmer weather, partially offset by a retail rate reduction which became effective June 1, 1994. The effects of the rate reduction were offset by the reversal of certain previously recorded depreciation related to Palo Verde (see
Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report) and the accelerated amortization of investment tax credits. Although sales were up, fuel expenses were down primarily due to lower average fuel costs resulting from increased nuclear generation. Preferred stock dividends were lower due to less preferred stock outstanding. Partially offsetting these positive factors were the decrease in non-cash income related to the 1991 rate settlement (see "Other Income" below) and increased depreciation expense. Depreciation expense was up primarily due to higher plant balances and increased nuclear decommissioning costs reflecting the most recent site-specific study.


         Other Income

         Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC. For the three months ended March 31, 1995, other income included a gain of about $5 million on the sale of a small subsidiary. Included in other income for the twelve months ended March 31, 1995, were $8.2 million of after-tax accretion income on Palo Verde Unit 3 and a one-time depreciation reversal related to Palo Verde of approximately $15.0 million, after tax. See
Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report.

         Other non-cash income, in the twelve months ended March 31, 1995, included $2.4 million of after-tax income (included in operating revenues) from the reversal of the Palo Verde refund obligation which was recorded in accordance with the 1991 rate settlement. The Company has recorded all of the Unit 3 accretion income and refund reversals related to the 1991 rate settlement. See Note 1 of Notes to Financial Statements in Part II, Item 8 of the 1994 10-K.

Liquidity and Capital Resources

         For the three months ended March 31, 1995, the Company incurred approximately $61 million in construction expenditures, accounting for approximately 20% of the most recently estimated 1995 construction expenditures. The Company has estimated total construction expenditures for the years 1995, 1996, and 1997 to be approximately $300 million, $257 million, and $236 million, respectively. These amounts include about $27 million each year for nuclear fuel expenditures.

         Since December 31, 1994, the Company has (i) issued $75 million of its Junior Subordinated Deferrable Interest Debentures ("MIDS"), (ii) incurred approximately $4 million of long-term debt in connection with a tax-exempt financing, (iii) redeemed on March 2, 1995, $49.15 million of its First Mortgage Bonds, 10.25% Series due 2000, (iv) repurchased on March 17, 1995, approximately $2.5 million of its First Mortgage Bonds, 9 1/2% Series due 2021, and (v) redeemed on May 1, 1995, $50 million of its First Mortgage Bonds, 13 1/4% Series due 2007 (the "13 1/4% Bonds").

         Refunding obligations for preferred stock and long-term debt, a capitalized lease obligation, and certain actual and anticipated early redemptions, including premiums thereon, are expected to total approximately $109 million, $4 million, and $164 million for the years 1995, 1996, and 1997, respectively. During the first three months of 1995, the Company refunded approximately $52 million (48%) of the estimated 1995 total.

         Provisions in the Company's mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before the Company can issue additional first mortgage bonds or preferred stock. In addition, the bond indenture limits the amount of additional first mortgage bonds which may be issued to a percentage of net property additions, to the amount of certain first mortgage bonds that have been redeemed or retired, and/or to cash deposited with the mortgage bond trustee. As of March 31, 1995, and adjusting for the (i) incurrence of approximately $4 million of long-term debt in connection with a tax-exempt financing and (ii) redemption of the 13 1/4% Bonds, the Company estimates that the mortgage bond indenture and the articles of incorporation would have allowed the Company to issue up to approximately $1.417 billion and $928 million of additional first mortgage bonds and preferred stock, respectively.

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

Accounting Issue

         In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective in 1996. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if the sum of the estimated future undiscounted cash flows to be generated by an asset is less than its carrying value. The amount of the loss would be based on a comparison of book value to fair value. The standard also amends SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to require write-off of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset. This new standard does not impact the Company at this time, however, it will be reviewed on an ongoing basis.

Competition

         A significant challenge for the Company will be how well it is able to respond to increasingly competitive conditions in the electric utility industry, while continuing to earn an acceptable return for its shareholders. Strategies emphasize managing costs, stabilizing electric rates, negotiating long-term contracts with large customers and capitalizing on the growth characteristics of its service territory.

         One of the issues that must be addressed responsibly is the recovery in a more competitive environment of the carrying value of assets acquired or recorded under the existing regulatory environment.

         Pursuant to the 1994 rate settlement, APS and the ACC staff will develop certain procedures that are responsive to the competitive forces in larger customer segments, with the objective of making joint recommendations to the ACC in 1995. A separate ACC proceeding on competition was opened by the ACC in mid-1994 and is expected to continue for some months.

         As the forces of competition continue to impact the industry, it will become clearer as to what customer sectors and what regions will be most affected and what strategies are best to deal with those forces.


                           PART II - OTHER INFORMATION



ITEM 5.  Other Information

         Construction and Financing Programs

         See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of the Company's construction and financing programs.

        Environmental Matters

        As previously reported, on November 24, 1994, the United States Court of Appeals for the District of Columbia Circuit vacated the rules for nitrogen oxides emissions limitations and remanded them to the EPA for further consideration. See "Environmental Matters" in Part I, Item 1 of the 1994 10-K. On March 28, 1995, the EPA issued revised rules for nitrogen oxides emissions limitations, which will require the Company to install additional pollution control equipment at Four Corners. In the year 2000 Four Corners must comply with either these or more stringent requirements which might be promulgated by the EPA. The EPA has until 1997 to set more stringent requirements. Based on its initial evaluation, the Company currently estimates its capital cost of complying with the March 28 rules will be approximately $20 million, most of which will be incurred in 1997.

        As previously reported, the EPA established a "Grand Canyon Visibility Transport Commission" to complete a study by November 1995 on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. See "Environmental Matters" in Part I, Item 1 of the 1994 10-K. The EPA recently agreed to the extension of the completion of this study until March or April 1996.




  ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

  Exhibit No.                Description
  -----------                -----------
  15.1                       Letter in Lieu of Consent
                             Regarding Unaudited Interim
                             Financial Information

  27                         Financial Data Schedule


         (b)  Reports on Form 8-K

         During the quarter ended March 31, 1995, and the period ended May 12, 1995, the Company filed the following reports on Form 8-K:

         Report filed January 11, 1995, comprised of exhibits to the Company's Registration Statements (Registration Nos. 33-61228 and 33-55473) relating to the Company's offering of $75 million of its Junior Subordinated Deferrable Interest Debentures.






                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ARIZONA PUBLIC SERVICE COMPANY
                                                       (Registrant)





Dated:        May 12, 1995                  By Jaron B. Norberg
        -------------------------              ----------------
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