Form 10-Q
period 1995-06-30
ARIZONA PUBLIC SERVICE CO
filed 1995-08-10
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1995
                                -----------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------     ---------------

Commission file number     1-4473
                      ---------------

                         ARIZONA PUBLIC SERVICE COMPANY
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Arizona                                86-0011170
-------------------------------                 ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona 85072-3999
--------------------------------------------------------------------
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

                                 Yes  X   No
                                    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Number of shares of common stock, $2.50 par value, outstanding as of August 9, 1995: 71,264,947

                                    Glossary
                                    --------

  ACC - Arizona Corporation Commission

  AFUDC - Allowance for funds used during construction

  Company - Arizona Public Service Company

  EPA - Environmental Protection Agency

  EPEC - El Paso Electric Company

  Four Corners - Four Corners Power Plant

  ITCs - Investment tax credits

  NNEPA - The Navajo Nation Environmental Protection Agency

  1935 Act - Public Utility Holding Company Act of 1935

  1994 10-K - Arizona Public Service Company Annual Report on Form 10-K for the
             fiscal year ended December 31, 1994

  Palo Verde - Palo Verde Nuclear Generating Station

  Pinnacle West - Pinnacle West Capital Corporation

  SEC - Securities and Exchange Commission

  SFAS No. 71 - Statement of Financial Accounting Standards No. 71,
                "Accounting for the Effects of Certain Types of
                 Regulation"

  SFAS No. 121 - Statement of Financial Accounting Standards No.
                 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"

INDEPENDENT ACCOUNTANTS' REPORT

Arizona Public Service Company:

We have reviewed the accompanying condensed balance sheet of Arizona Public Service Company as of June 30, 1995 and the related condensed statements of income for the three-month, six-month and twelve-month periods ended June 30, 1995 and 1994 and cash flows for the six-month periods ended June 30, 1995 and 1994. These condensed financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Phoenix, Arizona
August 8, 1995

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                  (Unaudited)
                                                             Three Months
                                                            Ended June 30,
                                                        ----------------------
                                                          1995           1994
                                                          ----           ----
                                                        (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ....................      $ 380,178       $ 397,156
                                                      ---------       ---------
FUEL EXPENSES:
  Fuel for electric generation .................         44,823          60,090
  Purchased power ..............................         17,814          16,304
                                                      ---------       ---------
     Total .....................................         62,637          76,394
                                                      ---------       ---------
OPERATING REVENUES LESS FUEL EXPENSES ..........        317,541         320,762
                                                      ---------       ---------
OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses ...........         65,794          76,107
  Maintenance ..................................         28,457          32,337
  Depreciation and amortization ................         60,413          57,664
  Income taxes - current .......................         31,308          15,250
  Income taxes - deferred ......................          7,605          19,192
  Other taxes ..................................         35,245          36,605
                                                      ---------       ---------
     Total .....................................        228,822         237,155
                                                      ---------       ---------
OPERATING INCOME ...............................         88,719          83,607
                                                      ---------       ---------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ...............................          1,348             977
  Palo Verde accretion income ..................             --          13,616
  Other - net ..................................         (1,253)         19,572
  Income taxes - current .......................          1,125           1,411
  Income taxes - deferred ......................          5,678         (10,118)
                                                      ---------       ---------
     Total .....................................          6,898          25,458
                                                      ---------       ---------
INCOME BEFORE INTEREST DEDUCTIONS ..............         95,617         109,065
                                                      ---------       ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt ...................         40,051          40,564
  Interest on short-term borrowings ............          2,433           1,539
  Debt discount, premium and expense ...........          2,036           2,461
  AFUDC - debt .................................         (2,355)         (1,350)
                                                      ---------       ---------
   Total .....................................           42,165          43,214
                                                      ---------       ---------

NET INCOME .....................................         53,452          65,851
PREFERRED STOCK DIVIDEND REQUIREMENTS ..........          4,776           6,972
                                                      ---------       ---------
EARNINGS FOR COMMON STOCK ......................      $  48,676       $  58,879
                                                      =========       =========
See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                  (Unaudited)
                                                              Six Months
                                                            Ended June 30,
                                                        ----------------------
                                                          1995           1994
                                                          ----           ----
                                                        (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ......................     $ 717,146      $ 743,205
                                                       ---------      ---------
FUEL EXPENSES:
  Fuel for electric generation ...................        91,533        118,058
  Purchased power ................................        26,024         26,367
                                                       ---------      ---------
     Total .......................................       117,557        144,425
                                                       ---------      ---------
OPERATING REVENUES LESS FUEL EXPENSES ............       599,589        598,780
                                                       ---------      ---------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses .............       131,360        142,443
  Maintenance ....................................        54,323         63,622
  Depreciation and amortization ..................       120,839        115,574
  Income taxes - current .........................        48,475         28,194
  Income taxes - deferred ........................        12,060         27,384
  Other taxes ....................................        70,599         70,809
                                                       ---------      ---------
     Total .......................................       437,656        448,026
                                                       ---------      ---------
OPERATING INCOME .................................       161,933        150,754
                                                       ---------      ---------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity .................................         2,534          1,823
  Palo Verde accretion income ....................            --         33,596
  Other - net ....................................         3,531         19,176
  Income taxes - current .........................          (936)         1,917
  Income taxes - deferred ........................         9,461        (17,417)
                                                       ---------      ---------
     Total .......................................        14,590         39,095
                                                       ---------      ---------
INCOME BEFORE INTEREST DEDUCTIONS ................       176,523        189,849
                                                       ---------      ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt .....................        81,923         80,040
  Interest on short-term borrowings ..............         3,657          3,134
  Debt discount, premium and expense .............         4,010          4,873
  AFUDC - debt ...................................        (4,351)        (2,517)
                                                       ---------      ---------
     Total .......................................        85,239         85,530
                                                       ---------      ---------

NET INCOME .......................................        91,284        104,319
PREFERRED STOCK DIVIDEND REQUIREMENTS ............         9,583         14,482
                                                       ---------      ---------
EARNINGS FOR COMMON STOCK ........................     $  81,701      $  89,837
                                                       =========      =========
See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                  (Unaudited)
                                                            Twelve Months
                                                            Ended June 30,
                                                        ----------------------
                                                          1995           1994
                                                          ----           ----
                                                        (Thousands of Dollars)


ELECTRIC OPERATING REVENUES ..................     $ 1,600,109      $ 1,603,857
                                                   -----------      -----------
FUEL EXPENSES:
  Fuel for electric generation ...............         210,578          239,455
  Purchased power ............................          63,243           68,406
                                                   -----------      -----------
     Total ...................................         273,821          307,861
                                                   -----------      -----------
OPERATING REVENUES LESS FUEL EXPENSES ........       1,326,288        1,295,996
                                                   -----------      -----------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses .........         281,209          294,550
  Maintenance ................................         110,330          127,429
  Depreciation and amortization ..............         241,373          227,121
  Income taxes - current .....................         126,930           79,845
  Income taxes - deferred ....................          46,229           75,954
  Other taxes ................................         140,605          139,560
                                                   -----------      -----------
     Total ...................................         946,676          944,459
                                                   -----------      -----------
OPERATING INCOME .............................         379,612          351,537
                                                   -----------      -----------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity .............................           4,652            2,739
  Palo Verde accretion income ................              --           72,017
  Other - net ................................             370           18,424
  Income taxes - current .....................           3,077            4,692
  Income taxes - deferred ....................          11,906          (29,983)
                                                   -----------      -----------
     Total ...................................          20,005           67,889
                                                   -----------      -----------
INCOME BEFORE INTEREST DEDUCTIONS ............         399,617          419,426
                                                   -----------      -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt .................         161,723          161,757
  Interest on short-term borrowings ..........           6,728            6,696
  Debt discount, premium and expense .........           7,991            9,502
  AFUDC - debt ...............................          (7,276)          (4,704)
                                                   -----------      -----------
     Total ...................................         169,166          173,251
                                                   -----------      -----------

NET INCOME ...................................         230,451          246,175
PREFERRED STOCK DIVIDEND REQUIREMENTS ........          20,375           29,785
                                                   -----------      -----------
EARNINGS FOR COMMON STOCK ....................     $   210,076      $   216,390
                                                   ===========      ===========
See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                  (Unaudited)
                                                       June 30,     December 31,
                                                         1995          1994
                                                         ----          ----

                                                       (Thousands of Dollars)
UTILITY PLANT:
        Electric plant in service and
           held for future use ...................   $ 6,543,633    $ 6,475,249
        Less accumulated depreciation
           and amortization ......................     2,218,912      2,122,439
                                                     -----------    -----------
           Total .................................     4,324,721      4,352,810
        Construction work in progress ............       243,479        224,312
        Nuclear fuel, net of amortization ........        56,258         46,951
                                                     -----------    -----------
           Utility plant - net ...................     4,624,458      4,624,073
                                                     -----------    -----------

INVESTMENTS AND OTHER ASSETS : ...................        97,957         90,105
                                                     -----------    -----------

CURRENT ASSETS:
        Cash and cash equivalents ................        13,570          6,532
        Accounts receivable:
           Service customers .....................        87,009        103,711
           Other .................................        20,522         27,008
           Allowance for doubtful accounts .......        (1,322)        (2,176)
        Accrued utility revenues .................        65,334         55,432
        Materials and supplies, at average cost ..        88,763         89,864
        Fossil fuel, at average cost .............        29,464         35,735
        Deferred income taxes ....................        13,712         19,114
        Other ....................................        18,557         14,162
                                                     -----------    -----------
           Total current assets ..................       335,609        349,382
                                                     -----------    -----------

DEFERRED DEBITS:
        Regulatory asset for income taxes ........       551,630        557,049
        Palo Verde Unit 3 cost deferral ..........       288,006        292,586
        Palo Verde Unit 2 cost deferral ..........       168,905        171,936
        Unamortized costs of reacquired debt .....        62,992         60,942
        Unamortized debt issue costs .............        19,001         17,673
        Other ....................................       197,262        184,515
                                                     -----------    -----------
           Total deferred debits .................     1,287,796      1,284,701
                                                     -----------    -----------

           TOTAL .................................   $ 6,345,820    $ 6,348,261
                                                     ===========    ===========
See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                  LIABILITIES
                                  (Unaudited)
                                                       June 30,     December 31,
                                                         1995          1994
                                                         ----          ----

                                                       (Thousands of Dollars)

CAPITALIZATION:
        Common stock .................................   $  178,162   $  178,162
        Premiums and expense - net ...................    1,039,546    1,039,303
        Retained earnings ............................      307,608      353,655
                                                         ----------   ----------
           Common stock equity .......................    1,525,316    1,571,120
        Non-redeemable preferred stock ...............      193,561      193,561
        Redeemable preferred stock ...................       75,000       75,000
        Long-term debt less current maturities .......    2,159,747    2,181,832
                                                         ----------   ----------
           Total capitalization ......................    3,953,624    4,021,513
                                                         ----------   ----------

CURRENT LIABILITIES:
        Commercial paper .............................      179,255      131,500
        Current maturities of long-term debt .........        3,443        3,428
        Accounts payable .............................       72,603      110,854
        Accrued taxes ................................      100,448       89,412
        Accrued interest .............................       41,445       45,170
        Common dividends payable .....................       57,500           --
        Other ........................................       61,359       50,487
                                                         ----------   ----------
           Total current liabilities .................      516,053      430,851
                                                         ----------   ----------

DEFERRED CREDITS AND OTHER:
        Deferred income taxes ........................    1,438,184    1,436,184
        Deferred investment tax credit ...............      132,771      142,994
        Unamortized gain - sale of utility plant .....       94,154       98,551
        Customer advances for construction ...........       18,602       16,564
        Other ........................................      192,432      201,604
                                                         ----------   ----------
           Total deferred credits and other ..........    1,876,143    1,895,897
                                                         ----------   ----------

COMMITMENTS AND CONTINGENCIES  (Notes 6, 7 and 8)

           TOTAL .....................................   $6,345,820   $6,348,261
                                                         ==========   ==========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                  (Unaudited)
                                                              Six Months
                                                            Ended June 30,
                                                        ----------------------
                                                          1995           1994
                                                          ----           ----
                                                        (Thousands of Dollars)

Cash Flows from Operating Activities:
  Net income .........................................   $  91,284    $ 104,319
  Items not requiring cash:
    Depreciation and amortization ....................     120,839      115,574
    Nuclear fuel amortization ........................      15,193       12,848
    AFUDC - equity ...................................      (2,534)      (1,823)
    Deferred income taxes - net ......................      12,821       47,547
    Deferred investment tax credit - net .............     (10,223)      (2,746)
    Revenue refund reversal ..........................          --       (9,308)
    Palo Verde accretion income ......................          --      (33,596)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ........................      22,334       10,545
    Accrued utility revenues .........................      (9,902)     (10,116)
    Materials, supplies and fossil fuel ..............       7,372       10,786
    Other current assets .............................      (4,395)      (2,342)
    Accounts payable .................................     (21,508)      13,339
    Accrued taxes ....................................      11,036       (2,277)
    Accrued interest .................................      (3,725)        (666)
    Other current liabilities ........................       7,713        8,485
  Other - net ........................................     (12,308)     (10,392)
                                                         ---------     --------
      Net cash flow provided by operating activities .     223,997      250,177
                                                         ---------     --------

Cash Flows from Financing Activities:
  Long-term debt .....................................      79,348      401,168
  Short-term borrowings - net ........................      47,755      (28,500)
  Dividends paid on common stock .....................     (70,000)     (62,500)
  Dividends paid on preferred stock ..................      (9,584)     (14,945)
  Repayment of preferred stock .......................          (4)     (54,096)
  Repayment and reacquisition of long-term debt ......    (108,044)    (367,044)
                                                         ---------     --------
      Net cash flow used for financing  activities ...     (60,529)    (125,917)
                                                         ---------     --------

Cash Flows from Investing Activities:
  Capital expenditures ...............................    (151,112)    (121,691)
  AFUDC - equity .....................................       2,534        1,823
  Other ..............................................      (7,852)      (4,663)
                                                         ---------     --------
      Net cash flow used for investing activities ....    (156,430)    (124,531)
                                                         ---------     --------

Net increase (decrease) in cash and cash equivalents .       7,038         (271)
Cash and cash equivalents at beginning of period .....       6,532        7,557
                                                         ---------     --------
Cash and cash equivalents at end of period ...........   $  13,570    $   7,286
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ........   $  85,583    $  81,106
    Income taxes .....................................   $  41,515    $  29,047

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1995, the results of operations for the three months, six months and twelve months ended June 30, 1995 and 1994, and the cash flows for the six months ended June 30, 1995 and 1994. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1994 10-K. Consistent with the 1995 presentation, prior year's electric operating revenues and other taxes have been restated to exclude sales tax on electric revenues.

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

7. The Company has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically in conjunction with inspections made during scheduled outages of the Palo Verde units. The Company's ongoing analyses indicate that it will be economically desirable for the Company to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. The Company expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration, and the Company estimates that its share of the replacement costs (in 1995 dollars and including installation and replacement power costs) will be between $30 million and $50 million, most of which will be incurred after the year 2000. The Company expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit incremental outage time to approximately 50 days. Based on the latest available data, the Company estimates that the Unit 1 and Unit 3 steam generators should operate for their designed life of 40 years (until 2025 and 2027, respectively), although the Company will continue its normal periodic assessment of these steam generators.

8. El Paso Electric Company, one of the joint owners of Palo Verde and Four Corners, has been operating under Chapter 11 of the Bankruptcy Code since 1992. On June 9, 1995, Central and South West Corporation filed with the bankruptcy court a revocation of the previously confirmed plan whereby, among other things, certain issues, including EPEC allegations against the Company regarding the 1989-90 Palo Verde outages, would have been resolved, and EPEC would have assumed the joint facilities operating agreements. The Company does not expect that the revocation of the plan will have a material adverse effect on its operations or financial position.

                         ARIZONA PUBLIC SERVICE COMPANY


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations.
        --------------

Operating Results
-----------------

The following table summarizes the Company's revenues and earnings for the three-month, six-month and twelve-month periods ended June 30, 1995 and 1994:

                                     Periods ended June 30
                                     (Thousands of Dollars)

                 Three Months           Six Months             Twelve Months
              -------------------   -------------------   ----------------------
                1995       1994       1995       1994        1995        1994
              -------------------   -------------------   ----------------------

Operating
revenues      $380,178   $397,156   $717,146   $743,205   $1,600,109  $1,603,857


Earnings for
common stock  $ 48,676   $ 58,879   $ 81,701   $ 89,837   $  210,076  $  216,390

         Operating Results - Three-month  period ended June 30, 1995 compared to
         -----------------------------------------------------------------------
         three-month period ended June 30, 1994
         --------------------------------------

         Earnings decreased in the three-month period ended June 30, 1995 primarily due to the reversal in 1994 of certain previously-recorded depreciation related to Palo Verde (see Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report), lower revenues and the absence of non-cash accretion income and revenue refund reversals related to a 1991 rate settlement (see Notes 1k and 1f of Notes to Financial Statements in Part II,
Item 8 of the 1994 10-K). Operating revenues were lower primarily due to milder weather and a retail rate reduction which became effective June 1, 1994. Partially offsetting these negative factors were lower operations and maintenance expenses, lower fuel costs, customer growth, accelerated investment tax credit amortization, and lower preferred stock dividends. Operations and maintenance expenses decreased due to severance costs incurred in 1994, lower fossil plant overhaul costs, and improved nuclear operations. Fuel expense was down due largely to lower fuel prices and lower average fuel costs resulting from increased nuclear generation. The accelerated investment tax credit amortization was a result of the 1994 rate settlement and is reflected as a decrease to income tax expense. Preferred stock dividends decreased due to less preferred stock outstanding.

         Operating  Results - Six-month  period ended June 30, 1995  compared to
         -----------------------------------------------------------------------
         six-month period ended June 30, 1994
         ------------------------------------

         Earnings decreased in the six-month period ended June 30, 1995 primarily due to the absence of non-cash accretion income and revenue refund reversals related to a 1991 rate settlement (see Notes 1k and 1f of Notes to Financial Statements in Part II, Item 8 of the 1994 10-K), lower revenues, and the reversal in 1994 of certain previously-recorded depreciation related to Palo Verde (see Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report). Revenues were lower primarily due to milder weather and a retail rate reduction which became effective June 1, 1994. Partially offsetting these negative factors were customer growth, lower fuel costs, lower operations and maintenance expenses, accelerated investment tax credit amortization, a gain recognized on the sale of a small subsidiary, and lower preferred stock dividends. Fuel expense was down due largely to lower fuel prices and lower average fuel costs resulting from increased nuclear generation. Operations and maintenance expenses decreased due to improved nuclear operations, severance costs incurred in 1994 and lower fossil plant overhaul costs. The accelerated investment tax credit amortization was a result of the 1994 rate settlement and is reflected as a decrease to income tax expense. Preferred stock dividends decreased due to less preferred stock outstanding.

         Operating Results - Twelve-month period ended June 30, 1995 compared to
         -----------------------------------------------------------------------
         twelve-month period ended June 30, 1994
         ---------------------------------------

         Earnings decreased in the twelve-month period ended June 30, 1995 primarily due to the absence of non-cash accretion income and revenue refund reversals related to a 1991 rate settlement (see Notes 1k and 1f of Notes to Financial Statements in Part II, Item 8 of the 1994 10-K), the effects on revenue of a retail rate reduction which became effective June 1, 1994 (see Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report), the reversal in 1994 of certain previously-recorded depreciation related to Palo Verde and increased depreciation expense. Depreciation expense was up primarily due to higher plant balances and higher depreciation rates. Partially offsetting these negative factors were customer growth, lower fuel costs, lower operations and maintenance expenses, warmer weather in the second half of 1994, lower preferred stock dividends, and accelerated investment tax credit amortization. Fuel expense was down due largely to lower average fuel costs resulting from increased nuclear generation and lower fuel prices. Operations and maintenance expenses decreased due to improved nuclear operations and lower fossil plant overhaul costs. Preferred stock dividends decreased due to less preferred stock outstanding. The accelerated investment tax credit amortization was a result of the 1994 rate settlement and is reflected as a decrease to income tax expense.

         Other Income
         ------------

         Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC and accretion income on Palo Verde Unit 3, which the Company completed recording in May 1994. See Note 1k of Notes to Financial Statements in
Part II, Item 8 of the 1994 10-K. For the six months ended June 30, 1995, other income included a gain of about $5 million on the sale of a small subsidiary. Included in other income for the three months ended June 30, 1994, was a one-time depreciation reversal related to Palo Verde of approximately $15.0 million, after tax. See Note 5 of Notes to Condensed Financial Statements in
Part I, Item 1 of this report.

Liquidity and Capital Resources
-------------------------------

         For the six months ended June 30, 1995, the Company incurred approximately $129 million in construction expenditures, accounting for approximately 45% of the most recently estimated 1995 construction expenditures. The Company has estimated total construction expenditures for the years 1995, 1996 and 1997 to be approximately $288 million, $257 million, and $236 million, respectively. These amounts include about $27 million each year for nuclear fuel expenditures.

         Since December 31, 1994, the Company has (i) issued $75 million of its Junior Subordinated Deferrable Interest Debentures ("MIDS"), (ii) incurred approximately $10 million of long-term debt in connection with a tax-exempt financing, (iii) redeemed on March 2, 1995, $49.15 million of its First Mortgage Bonds, 10.25% Series due 2000, (iv) repurchased approximately $9 million of its First Mortgage Bonds, 9 1/2% Series due 2021 (the "9 1/2% Bonds"), and (v) redeemed on May 1, 1995, $50 million of its First Mortgage Bonds, 13 1/4% Series due 2007.

         Refunding obligations for preferred stock and long-term debt, a capitalized lease obligation, and certain actual and anticipated early redemptions, including premiums thereon, are expected to total approximately $116 million, $4 million, and $164 million for the years 1995, 1996, and 1997, respectively. During the first six months of 1995, the Company refunded approximately $108 million (93%) of the estimated 1995 total.

         Provisions in the Company's mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before the Company can issue additional first mortgage bonds or preferred stock. In addition, the bond indenture limits the amount of additional first mortgage bonds which may be issued to a percentage of net property additions, to the amount of certain first mortgage bonds that have been redeemed or retired, and/or to cash deposited with the mortgage bond trustee. As of June 30, 1995, and adjusting for the (i) incurrence of approximately $3.5 million of long-term debt in connection with a tax-exempt financing and (ii) repurchase of approximately $5.5 million of the 9 1/2% Bonds, the Company estimates that the mortgage bond indenture and the articles of incorporation would have allowed the Company to issue up to approximately $1.454 billion and $862 million of additional first mortgage bonds and preferred stock, respectively.

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

Accounting Issue
----------------

         In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective in 1996. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if the sum of the estimated future undiscounted cash flows to be generated by an asset is less than its carrying value. The amount of the loss would be based on a comparison of book value to fair value. The standard also amends SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to require write-off of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset. This new standard does not impact the Company at this time; however, it will be reviewed on an ongoing basis.

Competition
-----------

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

         The 1994 rate settlement provided for a study by the Company and the ACC staff to develop new procedures to address market conditions and increasing competition in the electric utility industry. The Company presently anticipates making its recommendations in late 1995. A separate ACC proceeding on competition was opened by the ACC in mid-1994 and is ongoing.

         As the forces of competition continue to impact the industry, it will become clearer as to what customer sectors and what regions will be most affected and what strategies are best to deal with those forces.

                          PART II - OTHER INFORMATION
                          ---------------------------

  ITEM 4.    Submission of Matters to a Vote of Security-Holders
  --------------------------------------------------------------

        At the Annual Meeting of Shareholders held on May 16, 1995, the shareholders elected all of its directors who will serve for the ensuing year or until their successors are elected or qualified, as follows:

                                                 Votes
                                                Against                   Broker
                                                  and                       Non-
  Director                     Votes For       Withheld    Abstentions    Votes
  --------                     ---------       --------    -----------    -----

Kenneth M. Carr                76,074,555      56,772         N/A         N/A
O. Mark De Michele             76,090,345      43,087         N/A         N/A
Martha O. Hesse                76,091,080      42,497         N/A         N/A
Marrianne M. Jennings          76,080,601      51,414         N/A         N/A
Robert G. Matlock              76,090,365      43,371         N/A         N/A
Jaron B. Norberg               76,092,754      41,113         N/A         N/A
John R. Norton III             76,088,845      44,112         N/A         N/A
William J. Post                76,093,530      40,540         N/A         N/A
Donald M. Riley                76,093,319      40,709         N/A         N/A
Henry B. Sargent               76,092,261      41,603         N/A         N/A
Wilma W. Schwada               76,088,137      45,001         N/A         N/A
Verne D. Seidel                76,083,599      48,782         N/A         N/A
Richard Snell                  76,078,701      41,480         N/A         N/A
Dianne C. Walker               76,085,329      48,344         N/A         N/A
Ben F. Williams, Jr.           76,090,968      42,944         N/A         N/A
Thomas G. Woods, Jr.           76,088,592      44,667         N/A         N/A

ITEM 5.      Other Information
------------------------------

     Palo Verde Nuclear Generating Station
     -------------------------------------

     See Note 7 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of issues regarding the Palo Verde steam generators.

     As previously reported, in August and September 1994, Administrative Law Judges recommended to the Secretary of Labor that the settlement agreement between the Company and a former contract employee be approved. See "Palo Verde Nuclear Generating Station-Department of Labor Matter" in Part I, Item 1 of the 1994 10-K. The settlement agreement was approved by the Secretary of Labor in June 1995.

     Construction and Financing Programs
     -----------------------------------

     See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of the Company's construction and financing programs.

     Arizona Corporation Commission Petition
     ---------------------------------------

     As previously reported, in May 1990, the ACC filed a petition with the SEC requesting the SEC to revoke or modify Pinnacle West's exemption under the 1935 Act. See "Arizona Corporation Commission Petition" in Part I, Item 1 of the 1994 10-K. On June 20, 1995, the SEC issued a Report on the Regulation of Public Utility Holding Companies in which, as its preferred option, the SEC recommended to the Congress conditional repeal of the 1935 Act, with an adequate transition period. The SEC further recommended that legislation repealing the 1935 Act should include provision for state access to books and records of all companies in the holding company system, and for federal audit authority and oversight of affiliate transactions. The Company cannot predict what action, if any, the Congress may take with respect to the SEC's recommendation.

     Navajo Nation
     -------------

     In July 1995, the Tribal Council of the Navajo Nation approved The Navajo Nation Air Pollution Prevention and Control Act. Pursuant to this Act, The Navajo Nation Environmental Protection Agency is authorized to promulgate regulations which will regulate air emissions, including those from the Four Corners Power Plant; however, until NNEPA does so, the Company cannot predict what impact, if any, the regulations will have on its operations or financial position.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

Exhibit No.                Description
-----------                -----------

15.1                       Letter in Lieu of Consent
                           Regarding Unaudited Interim
                           Financial Information

27.1                       Financial Data Schedule


     (b)  Reports on Form 8-K

     During the quarter ended June 30, 1995, and the period ended August 9, 1995, the Company did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ARIZONA PUBLIC SERVICE COMPANY
                                       (Registrant)





Dated:     August 9, 1995           By Jaron B. Norberg
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