Form 10-Q
period 1995-09-30
ARIZONA PUBLIC SERVICE CO
filed 1995-11-14
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1995
                               -------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission file number     1-4473
                        ------------

                         ARIZONA PUBLIC SERVICE COMPANY
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Arizona                                             86-0011170
-------------------------------                           ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

400 North Fifth Street,        P.O. Box 53999,      Phoenix, Arizona  85072-3999
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (602) 250-1000
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

                Number of shares of common stock, $2.50 par value, outstanding as of November 13, 1995: 71,264,947

                                    Glossary


ACC    - Arizona Corporation Commission

AFUDC - Allowance for funds used during construction

Company - Arizona Public Service Company

EPA - Environmental Protection Agency

EPEC - El Paso Electric Company

Four Corners - Four Corners Power Plant

ITC - Investment tax credit

June 10-Q - Quarterly  Report on Form 10-Q for the fiscal quarter ended June 30,
            1995

NGS - Navajo Generating Station

1994 10-K - Arizona  Public  Service  Company Annual Report on Form 10-K for the
            fiscal year ended December 31, 1994

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

SEC - Securities and Exchange Commission

SFAS No. 71-  Statement of Financial  Accounting  Standards No. 71,  "Accounting
              for the Effects of Certain Types of Regulation"

SFAS No. 121 - Statement of Financial Accounting  Standards No. 121, "Accounting
              for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"

Tribe - Navajo Tribe

INDEPENDENT ACCOUNTANTS' REPORT

Arizona Public Service Company:

We have reviewed the accompanying condensed balance sheet of Arizona Public Service Company as of September 30, 1995 and the related condensed statements of income for the three-month, nine-month and twelve-month periods ended September 30, 1995 and 1994 and cash flows for the nine-month periods ended September 30, 1995 and 1994. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Arizona Public Service Company as of December 31, 1994 and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Phoenix, Arizona
November 2, 1995

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                  (Unaudited)
                                                               Three Months
                                                            Ended September 30,
                                                         ----------------------
                                                            1995         1994
                                                         ---------    ---------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ..........................   $ 549,082    $ 540,883
                                                         ---------    ---------
FUEL EXPENSES:
  Fuel for electric generation .......................      68,715       70,035
  Purchased power ....................................      23,539       25,532
                                                         ---------    ---------
     Total ...........................................      92,254       95,567
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ................     456,828      445,316
                                                         ---------    ---------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses .................      75,807       77,555
  Maintenance ........................................      21,758       25,389
  Depreciation and amortization ......................      61,157       58,827
  Income taxes - current .............................      81,163       66,865
  Income taxes - deferred ............................      19,119       25,565
  Other taxes ........................................      35,222       36,000
                                                         ---------    ---------
     Total ...........................................     294,226      290,201
                                                         ---------    ---------
OPERATING INCOME .....................................     162,602      155,115
                                                         ---------    ---------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity .....................................       1,111        1,014
  Other - net ........................................     (14,393)      (2,200)
  Income taxes - current .............................       2,727        2,978
  Income taxes - deferred ............................      18,578        1,911
                                                         ---------    ---------
     Total ...........................................       8,023        3,703
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ....................     170,625      158,818
                                                         ---------    ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt .........................      39,063       40,169
  Interest on short-term borrowings ..................       3,275        1,856
  Debt discount, premium and expense .................       2,072        1,927
  AFUDC - debt .......................................      (2,130)      (1,401)
                                                         ---------    ---------
     Total ...........................................      42,280       42,551
                                                         ---------    ---------

NET INCOME ...........................................     128,345      116,267
PREFERRED STOCK DIVIDEND REQUIREMENTS ................       4,775        5,908
                                                         ---------    ---------
EARNINGS FOR COMMON STOCK ............................   $ 123,570    $ 110,359
                                                         =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                  (Unaudited)
                                                              Nine Months
                                                           Ended September 30,
                                                     ---------------------------
                                                          1995           1994
                                                     ---------------------------
                                                        (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ......................   $ 1,266,228    $ 1,284,088
                                                     -----------    -----------

FUEL EXPENSES:
  Fuel for electric generation ...................       160,248        188,093
  Purchased power ................................        49,563         51,899
                                                     -----------    -----------
     Total .......................................       209,811        239,992
                                                     -----------    -----------
OPERATING REVENUES LESS FUEL EXPENSES ............     1,056,417      1,044,096
                                                     -----------    -----------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses .............       207,167        219,998
  Maintenance ....................................        76,081         89,011
  Depreciation and amortization ..................       181,996        174,401
  Income taxes - current .........................       129,638         95,059
  Income taxes - deferred ........................        31,179         52,949
  Other taxes ....................................       105,821        106,809
                                                     -----------    -----------
     Total .......................................       731,882        738,227
                                                     -----------    -----------
OPERATING INCOME .................................       324,535        305,869
                                                     -----------    -----------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity .................................         3,645          2,837
  Palo Verde accretion income ....................          --           33,596
  Other - net ....................................       (10,862)        16,976
  Income taxes - current .........................         1,791          4,895
  Income taxes - deferred ........................        28,039        (15,506)
                                                     -----------    -----------
     Total .......................................        22,613         42,798
                                                     -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ................       347,148        348,667
                                                     -----------    -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt .....................       120,986        120,209
  Interest on short-term borrowings ..............         6,932          4,990
  Debt discount, premium and expense .............         6,082          6,800
  AFUDC - debt ...................................        (6,481)        (3,918)
                                                     -----------    -----------
     Total .......................................       127,519        128,081
                                                     -----------    -----------

NET INCOME .......................................       219,629        220,586
PREFERRED STOCK DIVIDEND REQUIREMENTS ............        14,358         20,390
                                                     -----------    -----------
EARNINGS FOR COMMON STOCK ........................   $   205,271    $   200,196
                                                     ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                  (Unaudited)
                                                             Twelve Months
                                                          Ended September 30,
                                                    ----------------------------
                                                          1995           1994
                                                    -----------     -----------
                                                        (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ....................    $ 1,608,308     $ 1,647,457
                                                    -----------     -----------

FUEL EXPENSES:
  Fuel for electric generation .................        209,258         242,319
  Purchased power ..............................         61,250          65,595
                                                    -----------     -----------
     Total .....................................        270,508         307,914
                                                    -----------     -----------
OPERATING REVENUES LESS FUEL EXPENSES ..........      1,337,800       1,339,543
                                                    -----------     -----------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses ...........        279,461         296,960
  Maintenance ..................................        106,699         126,806
  Depreciation and amortization ................        243,703         230,111
  Income taxes - current .......................        141,228         105,047
  Income taxes - deferred ......................         39,783          65,634
  Other taxes ..................................        139,827         140,972
                                                    -----------     -----------
     Total .....................................        950,701         965,530
                                                    -----------     -----------
OPERATING INCOME ...............................        387,099         374,013
                                                    -----------     -----------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ...............................          4,749           3,069
  Palo Verde accretion income ..................             --          53,058
  Other - net ..................................        (11,823)         16,417
  Income taxes - current .......................          2,826           5,824
  Income taxes - deferred ......................         28,573         (22,515)
                                                    -----------     -----------
     Total .....................................         24,325          55,853
                                                    -----------     -----------
INCOME BEFORE INTEREST DEDUCTIONS ..............        411,424         429,866
                                                    -----------     -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt ...................        160,617         160,556
  Interest on short-term borrowings ............          8,147           5,918
  Debt discount, premium and expense ...........          8,136           9,160
  AFUDC - debt .................................         (8,005)         (5,299)
                                                    -----------     -----------
     Total .....................................        168,895         170,335
                                                    -----------     -----------

NET INCOME .....................................        242,529         259,531
PREFERRED STOCK DIVIDEND REQUIREMENTS ..........         19,242          28,399
                                                    -----------     -----------
EARNINGS FOR COMMON STOCK ......................    $   223,287     $   231,132
                                                    ===========     ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                  (Unaudited)
                                                  September 30,     December 31,
                                                      1995             1994
                                                 -------------     ------------

                                                      (Thousands of Dollars)
UTILITY PLANT:
  Electric plant in service
   and held for future use .................     $  6,596,545      $  6,475,249
  Less accumulated depreciation
   and amortization ........................        2,274,345         2,122,439
                                                 ------------      ------------
     Total .................................        4,322,200         4,352,810
  Construction work in progress ............          246,515           224,312
  Nuclear fuel, net of amortization ........           59,138            46,951
                                                 ------------      ------------
  Utility plant - net ......................        4,627,853         4,624,073
                                                 ------------      ------------

INVESTMENTS AND OTHER ASSETS: ..............           89,968            90,105
                                                 ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents ................           23,188             6,532
  Accounts receivable:
     Service customers .....................          141,818           103,711
     Other .................................           22,486            27,008
     Allowance for doubtful accounts .......           (1,751)           (2,176)
  Accrued utility revenues .................           78,851            55,432
  Materials and supplies, at average cost ..           89,285            89,864
  Fossil fuel, at average cost .............           27,160            35,735
  Deferred income taxes ....................            6,314            19,114
  Other ....................................           15,893            14,162
                                                 ------------      ------------
     Total current assets ..................          403,244           349,382
                                                 ------------      ------------

DEFERRED DEBITS:
  Regulatory asset for income taxes ........          544,080           557,049
  Palo Verde Unit 3 cost deferral ..........          285,716           292,586
  Palo Verde Unit 2 cost deferral ..........          167,389           171,936
  Unamortized costs of reacquired debt .....           62,720            60,942
  Unamortized debt issue costs .............           18,620            17,673
  Other ....................................          192,816           184,515
                                                 ------------      ------------
     Total deferred debits .................        1,271,341         1,284,701
                                                 ------------      ------------

     TOTAL .................................     $  6,392,406      $  6,348,261
                                                 ============      ============

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                  LIABILITIES
                                  (Unaudited)
                                                     September 30,  December 31,
                                                         1995          1994
                                                     -------------  ------------

                                                         (Thousands of Dollars)
CAPITALIZATION:
  Common stock .....................................   $  178,162    $  178,162
  Premiums and expense - net .......................    1,039,546     1,039,303
  Retained earnings ................................      431,178       353,655
                                                       ----------    ----------
   Common stock equity .............................    1,648,886     1,571,120
  Non-redeemable preferred stock ...................      193,561       193,561
  Redeemable preferred stock .......................       75,000        75,000
  Long-term debt less current maturities ...........    2,153,116     2,181,832
                                                       ----------    ----------
     Total capitalization ..........................    4,070,563     4,021,513
                                                       ----------    ----------

CURRENT LIABILITIES:
  Commercial paper .................................       62,200       131,500
  Current maturities of long-term debt .............        3,385         3,428
  Accounts payable .................................       99,101       110,854
  Accrued taxes ....................................      176,175        89,412
  Accrued interest .................................       31,613        45,170
  Common dividends payable .........................       15,000            --
  Other ............................................       68,847        50,487
                                                       ----------    ----------
     Total current liabilities .....................      456,321       430,851
                                                       ----------    ----------

DEFERRED CREDITS AND OTHER:
  Deferred income taxes ............................    1,438,024     1,436,184
  Deferred investment tax credit ...................      118,525       142,994
  Unamortized gain - sale of utility plant .........       92,658        98,551
  Customer advances for construction ...............       19,238        16,564
  Other ............................................      197,077       201,604
                                                       ----------    ----------
     Total deferred credits and other ..............    1,865,522     1,895,897
                                                       ----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 8)

     TOTAL .........................................   $6,392,406    $6,348,261
                                                       ==========    ==========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                  (Unaudited)
                                                               Nine Months
                                                            Ended September 30,
                                                        -----------------------
                                                           1995          1994
                                                        ---------     ---------
                                                          (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income .......................................    $ 219,629     $ 220,586
  Items not requiring cash:
    Depreciation and amortization ..................      181,996       174,401
    Nuclear fuel amortization ......................       24,354        23,226
    AFUDC - equity .................................       (3,645)       (2,837)
    Deferred income taxes - net ....................       27,609        74,390
    Deferred investment tax credit - net ...........      (24,469)       (5,935)
    Revenue refund reversal ........................           --        (9,308)
    Palo Verde accretion income ....................           --       (33,596)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ......................      (34,010)      (28,219)
    Accrued utility revenues .......................      (23,419)      (23,641)
    Materials, supplies and fossil fuel ............        9,154         9,611
    Other current assets ...........................       (1,731)       (1,595)
    Accounts payable ...............................          (65)       16,634
    Accrued taxes ..................................       86,763        67,759
    Accrued interest ...............................      (13,557)      (10,926)
    Other current liabilities ......................       18,360        19,353
  Other - net ......................................       11,999        (3,022)
                                                        ---------     ---------
      Net cash flow provided by operating activities      478,968       486,881
                                                        ---------     ---------

Cash Flows from Investing Activities:
  Capital expenditures .............................     (219,597)     (179,836)
  AFUDC - equity ...................................        3,645         2,837
  Other ............................................      (13,354)       (7,361)
                                                        ---------     ---------
      Net cash flow used for investing activities ..     (229,306)     (184,360)
                                                        ---------     ---------

Cash Flows from Financing Activities:
  Long-term debt ...................................       82,863       498,418
  Short-term borrowings - net ......................      (69,300)     (112,500)
  Dividends paid on common stock ...................     (112,500)     (105,000)
  Dividends paid on preferred stock ................      (14,358)      (21,207)
  Repayment of preferred stock .....................           (4)     (104,096)
  Repayment and reacquisition of long-term debt ....     (119,707)     (457,432)
                                                        ---------     ---------
      Net cash flow used for financing activities ..     (233,006)     (301,817)
                                                        ---------     ---------


Net increase in cash and cash equivalents ..........       16,656           704
Cash and cash equivalents at beginning of period ...        6,532         7,557
                                                        ---------     ---------
Cash and cash equivalents at end of period .........    $  23,188     $   8,261
                                                        =========     =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ......    $ 135,034     $ 132,050
    Income taxes ...................................    $  84,599     $  60,151

See Notes to Condensed Financial Statements.

                        ARIZONA PUBLIC SERVICE COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1995, the results of operations for the three months, nine months and twelve months ended September 30, 1995 and 1994, and the cash flows for the nine months ended September 30, 1995 and 1994. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1994 10-K. Consistent with the 1995 presentation, prior year's electric operating revenues and other taxes have been restated to exclude sales tax on electric revenues.

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

7. The Company has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically in conjunction with inspections made during scheduled outages of the Palo Verde units. The Company's ongoing analyses indicate that it will be economically desirable for the Company to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. The Company expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration, and the Company estimates that its share of the replacement costs (in 1995 dollars and including installation and replacement power costs) will be between $30 million and $50 million, most of which will be incurred after the year 2000. The Company expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit incremental outage time to approximately 50 days. Based on the latest available data, the Company estimates that the Unit 1 and Unit 3 steam generators should operate for 40 years (until 2025 and 2027, respectively), although the Company will continue its normal periodic assessment of these steam generators.

8. El Paso Electric Company, one of the joint owners of Palo Verde and Four Corners, has been operating under Chapter 11 of the Bankruptcy Code since 1992. On September 29, 1995 EPEC filed with the bankruptcy court a revised plan whereby, among other things, certain issues, including EPEC allegations against the Company regarding the 1989-90 Palo Verde outages, will be resolved, and EPEC will assume the joint facilities operating agreements. If the plan is not approved, the Company does not expect that there would be a material adverse effect on its operations or financial position.

                         ARIZONA PUBLIC SERVICE COMPANY


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Operating Results
-----------------

The following table summarizes the Company's revenues and earnings for the three-month, nine-month and twelve-month periods ended September 30, 1995 and 1994:

                                Periods ended September 30
                                  (Thousands of Dollars)

                  Three Months          Nine Months             Twelve Months
              ------------------  ----------------------  ----------------------
               1995        1994      1995        1994        1995       1994
              ------------------  ----------------------   ---------------------

Operating
revenues      $549,082  $540,883  $1,266,228  $1,284,088  $1,608,308  $1,647,457


Earnings for
common stock  $123,570  $110,359  $  205,271  $  200,196   $  223,287 $  231,132

      Operating  Results - Three-month  period ended September 30, 1995 compared
      --------------------------------------------------------------------------
      to three-month period ended September 30, 1994
      ----------------------------------------------

      Earnings increased in the three-month period ended September 30, 1995 primarily due to the accelerated amortization of investment tax credits, customer growth, and lower operations and maintenance expenses. The accelerated investment tax credit amortization was a result of the 1994 rate settlement (see
Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report and "Other Income" below) and is reflected as a decrease to income tax expense. Operations and maintenance expenses decreased due to various cost reductions. Partially offsetting these positive factors were the write-down of an office building and milder weather.

      Operating Results - Nine-month period ended September 30, 1995 compared to
      --------------------------------------------------------------------------
      nine-month period ended September 30, 1994
      ------------------------------------------

      Earnings increased in the nine-month period ended September 30, 1995 primarily due to customer growth, accelerated investment tax credit amortization, lower fuel costs, lower operations and maintenance expenses, lower preferred stock dividends, and a gain recognized on the sale of a small subsidiary. The accelerated investment tax credit amortization was a result of the 1994 rate settlement (see Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report and "Other Income" below) and is reflected as a decrease to income tax expense. Fuel expense decreased due largely to lower fuel prices and lower average fuel costs resulting from increased nuclear generation. Operations and maintenance expenses were down due to improved nuclear operations, employee severance costs incurred in 1994 and lower fossil plant overhaul costs. Preferred stock dividends decreased due to less preferred stock outstanding. Partially offsetting these positive factors were the absence of non-cash accretion income and revenue refund reversals related to a 1991 rate settlement (see Notes 1k and 1f of Notes to Financial Statements in Part II,
Item 8 of the 1994 10-K), milder weather, the reversal in 1994 of certain previously-recorded depreciation related to Palo Verde, a retail rate reduction which became effective June 1, 1994, and the write-down of an office building.

      Operating Results - Twelve-month  period ended September 30, 1995 compared
      --------------------------------------------------------------------------
      to twelve-month period ended September 30, 1994
      -----------------------------------------------


     Earnings decreased in the twelve-month period ended September 30, 1995 primarily due to the absence of non-cash accretion income and revenue refund reversals related to a 1991 rate settlement (see Notes 1k and 1f of Notes to Financial Statements in Part II, Item 8 of the 1994 10-K), milder weather, a retail rate reduction which became effective June 1, 1994 (see Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report), the reversal in 1994 of certain previously-recorded depreciation related to Palo Verde, increased depreciation expense, and the write-down of an office building. Depreciation expense increased primarily due to higher plant balances and higher depreciation rates. Partially offsetting these negative factors were lower operations and maintenance expenses, lower fuel costs, customer growth, accelerated investment tax credit amortization, and lower preferred stock dividends. Operations and maintenance expenses decreased due to improved nuclear operations and lower fossil plant overhaul costs. Fuel expense was down due largely to lower average fuel costs resulting from increased nuclear generation and lower fuel prices. The accelerated investment tax credit amortization was a result of the 1994 rate settlement and is reflected as a decrease to income tax expense (see "Other Income" below). Preferred stock dividends decreased due to less preferred stock outstanding.

      Other Income
      ------------

     Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC and accretion income on Palo Verde Unit 3, which the Company completed recording in May 1994. See Note 1k of Notes to Financial Statements in Part II, Item 8 of the 1994 10-K. For the three months ended September 30, 1995, other income included approximately $11 million of accelerated ITC amortization. Other income for the nine months and twelve months ended September 30, 1995 included approximately $19 million of accelerated ITC amortization.


Liquidity and Capital Resources
-------------------------------

      For the nine months ended September 30, 1995, the Company incurred approximately $200 million in construction expenditures, accounting for approximately 71% of the most recently estimated 1995 construction expenditures. The Company has estimated total construction expenditures for the years 1995, 1996 and 1997 to be approximately $280 million, $244 million, and $223 million, respectively. These amounts include about $27 million each year for nuclear fuel expenditures.

      Since December 31, 1994, the Company has (i) issued $75 million of its Junior Subordinated Deferrable Interest Debentures ("MIDS"), (ii) incurred approximately $14 million of long-term debt in connection with a tax-exempt financing, (iii) redeemed on March 2, 1995, $49.15 million of its First Mortgage Bonds, 10.25% Series due 2000, (iv) repurchased approximately $23 million of its First Mortgage Bonds, and (v) redeemed on May 1, 1995, $50 million of its First Mortgage Bonds, 13 1/4% Series due 2007.

      Refunding obligations for preferred stock and long-term debt, a capitalized lease obligation, and certain actual and anticipated early redemptions, including premiums thereon, are expected to total approximately $130 million, $4 million, and $164 million for the years 1995, 1996, and 1997, respectively. During the first nine months of 1995, the Company refunded approximately $130 million (100%) of the estimated 1995 total.

     Provisions in the Company's mortgage bond indenture and articles of incorporation require certain coverage ratios to be met before the Company can issue additional first mortgage bonds or preferred stock. In addition, the bond indenture limits the amount of additional first mortgage bonds which may be issued to a percentage of net property additions, to the amount of certain first mortgage bonds that have been redeemed or retired, and/or to cash deposited with the mortgage bond trustee. As of September 30, 1995, and adjusting for the repurchase and incurrence of approximately $9 million and $4 million, respectively, of long-term debt, the Company estimates that the mortgage bond indenture and the articles of incorporation would have allowed the Company to issue up to approximately $1.501 billion and $1.028 billion of additional first mortgage bonds and preferred stock, respectively.

      The ACC has authority over the Company with respect to the issuance of long-term debt and equity securities. Existing ACC orders allow the Company to have up to approximately $ 2.6 billion in long-term debt and approximately $501 million of preferred stock outstanding at any one time.

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

      The 1994 rate settlement provided for a study by the Company and the ACC staff to develop new procedures to address market conditions and increasing competition in the electric utility industry. The Company anticipates filing recommendations with the ACC in late 1995. A separate ACC proceeding on competition was opened by the ACC in mid-1994 and is ongoing.

      As the forces of competition continue to impact the industry, it will become clearer as to what customer sectors and what regions will be most affected and what strategies are best to deal with those forces.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 5.  Other Information
--------------------------

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

   Navajo Nation
   -------------

   Four Corners Power Plant and Navajo Generating Station are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Tribe. The Company is the Four Corners operating agent and owns a 100% interest in Four Corners Units 1, 2 and 3, and a 15% interest in Four Corners Units 4 and 5. The Company owns a 14% interest in NGS Units 1, 2, and 3. In July 1995 the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the "Acts"). See "Navajo Nation" in Part II, Item 5 of the June 10-Q. By separate letters dated October 12 and October 13, 1995 the Four Corners participants and the NGS participants requested the United States Secretary of the Interior to resolve their dispute with the Tribe regarding whether or not the Acts apply to operations of NGS and Four Corners. On October 17, 1995 the Four Corners participants and the NGS participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that (i) their respective leases and federal easements preclude the application of the Acts to the operations of Four Corners and NGS, and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners and NGS. On October 18, 1995, the Tribe and the Four Corners and NGS participants agreed to indefinitely stay the proceedings referenced in the preceding two sentences so that the parties may attempt to resolve the dispute without litigation, and the parties have requested that the Secretary and the Court stay these proceedings. The Company cannot currently predict the outcome of this matter.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

Exhibit No.     Description
-----------     -----------

10.1            Letter  Agreement  dated  July  28,  1995,  between  the Company
                and  Jaron  B.  Norberg   regarding  certain  of  Mr.  Norberg's
                retirement benefits

10.2 Second Amendment to Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company, and El Dorado Investment Company Deferred Compensation Plan, effective as of January 1, 1994

10.3 Amendment to Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company, and El Dorado Investment Company Deferred Compensation Plan, effective as of December 1, 1994

10.4 Amendment No. 4 to Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company, and El Dorado Investment Company Deferred Compensation Plan, effective as of May 17, 1995

15.1            Letter  in  Lieu  of   Consent   Regarding   Unaudited   Interim
                Financial Information

27.1            Financial Data Schedule


    (b)  Reports on Form 8-K

    During the quarter ended September 30, 1995, and the period ended November 13, 1995, the Company filed the following report on Form 8-K:

    Report filed October 24, 1995 regarding the resignation of Bank of America National Trust and Savings Association as trustee under the Company's Mortgage and Deed of Trust dated as of July 1, 1946, and the appointment of The Bank of New York as the successor trustee.




                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ARIZONA PUBLIC SERVICE COMPANY
                                  (Registrant)



Dated: November 13, 1995               By Jaron B. Norberg
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