Form 10-K405
period 1995-12-31
ARIZONA PUBLIC SERVICE CO
filed 1996-03-29
CIK 7286

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ----------
                                  FORM 10-K

(Mark One)
   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
 ----- OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
 ----- OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM            TO
                                     -----------    ------------
                        COMMISSION FILE NUMBER 1-4473

                        ARIZONA PUBLIC SERVICE COMPANY
            (Exact name of registrant as specified in its charter)

                 ARIZONA                               86-0011170
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)
 400 North Fifth Street, P.O. Box 53999
      Phoenix, Arizona 85072-3999                    (602) 250-1000
(Address of principal executive offices,      (Registrant's telephone number,
           including zip code)                    including area code)

-----------------------------------------------------------------------------
Securities registered pursuant to
   Section 12(b) of the Act:                        Name of each exchange on
      Title of each class                                which registered
-----------------------------------------------------------------------------

 Adjustable Rate Cumulative Preferred Stock,  ........New York Stock Exchange
   Series Q, $100 Par Value
 $1.8125 Cumulative Preferred Stock, .................New York Stock Exchange
   Series W, $25 Par Value
 10% Junior Subordinated Deferrable Interest .........New York Stock Exchange
   Debentures, Series A, Due 2025

Securities registered pursuant to Section 12(g) of the Act:

                           Cumulative Preferred Stock
                                (Title of class)
             (See Note 4 of Notes to Financial Statements in Item 8
        for dividend rates, series designations (if any), and par values)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X           No
                                               ----------        ----------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                                         Aggregate Market Value
                                                         of Voting Stock Held by
                                                          Non-affiliates of the
  Title of Each Class               Shares Outstanding      Registrant as of
   of Voting Stock                  as of March 1, 1996      March 1, 1996
-------------------------------------------------------------------------------
  Cumulative Preferred Stock ...........5,022,814           $245,000,000(a)
-----------------------------------------------------------------------------
(a) Computed, with respect to shares listed on the New York Stock Exchange, by reference to the closing price on the composite tape on March 1, 1996, as reported by The Wall Street Journal, and with respect to non-listed shares, by determining the yield on listed shares and assuming a market value for non-listed shares which would result in that same yield.

     As of March 1, 1996, there were issued and outstanding 71,264,947 shares of the registrant's common stock, $2.50 par value, all of which were held beneficially and of record by Pinnacle West Capital Corporation.

                     Documents Incorporated by Reference

     Portions of the registrant's definitive proxy statement relating to its annual meeting of shareholders to be held on May 21, 1996, are incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS

                                                                                         PAGE
                                                                                       --------
GLOSSARY ................................................................................. 1
PART I
     Item 1. Business .................................................................... 2
     Item 2. Properties .................................................................. 9
     Item 3. Legal Proceedings ...........................................................13
     Item 4. Submission of Matters to a Vote of Security Holders .........................13
     Supplemental Item.
           Executive Officers of the Registrant ..........................................13
PART II
     Item 5. Market for Registrant's Common Stock and Related Security Holder Matters  ...15
     Item 6. Selected Financial Data .....................................................16
     Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................................17
     Item 8. Financial Statements and Supplementary Data .................................19
     Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ....................................................39
PART III
     Item 10. Directors and Executive Officers of the Registrant .........................39
     Item 11. Executive Compensation .....................................................39
     Item 12. Security Ownership of Certain Beneficial Owners and Management  ............39
     Item 13. Certain Relationships and Related Transactions .............................39
PART IV
     Item 14. Exhibits, Financial Statements, Financial Statement Schedules,
              and Reports on Form 8-K ....................................................40
SIGNATURES ...............................................................................54

                                   GLOSSARY

ACC -- Arizona Corporation Commission
ACC STAFF -- Staff of the Arizona Corporation Commission
AFUDC -- Allowance for Funds Used During Construction
AMENDMENTS -- Clean Air Act Amendments of 1990
ANPP -- Arizona Nuclear Power Project, also known as Palo Verde
APS -- Arizona Public Service Company
CHOLLA -- Cholla Power Plant
CHOLLA 4 -- Unit 4 of the Cholla Power Plant
COMPANY -- Arizona Public Service Company
DOE -- United States Department of Energy
EPA -- United States Environmental Protection Agency
ENERGY ACT -- National Energy Policy Act of 1992
FASB -- Financial Accounting Standards Board
FERC -- Federal Energy Regulatory Commission
FOUR CORNERS -- Four Corners Power Plant
GAAP -- Generally accepted accounting principles
ITC -- Investment Tax Credit
KW -- Kilowatt, one thousand watts
KWH -- Kilowatt-hour, one thousand watts per hour
MORTGAGE -- Mortgage and Deed of Trust, dated as of July 1, 1946, as supplemented and amended
MWH -- Megawatt hours, one million watts per hour
1935 ACT -- Public Utility Holding Company Act of 1935
NGS -- Navajo Generating Station
NRC -- Nuclear Regulatory Commission
PACIFICORP -- An Oregon-based utility company
PALO VERDE -- Palo Verde Nuclear Generating Station
PINNACLE WEST -- Pinnacle West Capital Corporation, an Arizona corporation, the Company's parent
SEC -- Securities and Exchange Commission
SFAS NO. 71 -- Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"
SFAS NO. 121 -- Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"
SFAS NO. 123 -- Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
SRP -- Salt River Project Agricultural Improvement and Power District
USEC -- United States Enrichment Corporation

                                     PART I

                                ITEM 1. BUSINESS

The Company

   The Company was incorporated in 1920 under the laws of Arizona and is engaged principally in serving electricity in the State of Arizona. The principal executive offices of the Company are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000). At December 31, 1995, the Company employed 6,484 people, which includes employees assigned to joint projects where the Company is project manager.

   The Company serves approximately 705,000 customers in an area that includes all or part of 11 of Arizona's 15 counties. During 1995, no single purchaser or user of energy accounted for more than 3% of total electric revenues.

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

Competition

   Although the Company currently serves electricity in particular areas pursuant to certain retail service territorial rights, the Company is subject to varying degrees of competition in certain territories adjacent to or within areas that it serves which are also currently served by other utilities in its region (such as Tucson Electric Power Company, Southwest Gas Corporation, and Citizens Utility Company) as well as cooperatives, municipalities, electrical districts and similar types of governmental organizations (principally SRP). In addition, the Company is competing for large commercial and industrial projects which move into Arizona, and faces challenges from low cost hydroelectric power and natural gas fuel and the access of some utilities to preferential low-priced federal power and other subsidies.

   Partly as a result of the National Energy Policy Act of 1992 (the "Energy Act"), the electric utility industry is moving toward a more competitive environment. The Energy Act is designed, among other things, to promote competition among utility and non-utility generators. The Energy Act also amends the Federal Power Act to allow the FERC to order electric utilities to transmit, or "wheel," wholesale power for others. Presently, the Company's primary competitors are the major utilities in its region as competition for wholesale transactions in electricity is already intense in the West. As competition in the electric utility industry continues to evolve, the Company will continue to pursue strategies to enhance its competitive position.

   The FERC has been encouraging increased competition in the wholesale market, and a proposed FERC rule would require each utility that markets wholesale power to provide access over its transmission system to other energy providers at prices and terms comparable to those which the utility applies to itself. The FERC has also encouraged the formation of regional transmission groups to enhance coordinated transmission planning and comparable access, as the Company, other utilities in the Southwest and several power marketers are doing with the Southwestern Regional Transmission Association. All of the members of this association will file comparability and market base tariffs with the FERC this summer.

   In 1995, the Company and the ACC Staff proposed a regulatory settlement agreement which the Company believes lays the groundwork for a responsible transition to a competitive future. See "1995 Regulatory Agreement" in Note 3 of Notes to Financial Statements in Item 8.

CAPITAL STRUCTURE

   The capital structure of the Company (which, for this purpose, includes short-term borrowings and current maturities of long-term debt) as of December 31, 1995 is tabulated below.

                                                       Amount      Percentage
                                                    ------------   ----------
                                                    (Thousands
                                                    of Dollars)
Long-Term Debt Less Current Maturities:
 First mortgage bonds .............................  $1,604,317
 Other ............................................     527,704
                                                     ----------
  Total long-term debt less current maturities  ...   2,132,021      50.7%
                                                     ----------
Non-Redeemable Preferred Stock ....................     193,561       4.6
                                                     ----------
Redeemable Preferred Stock ........................      75,000       1.8
                                                     ----------
Common Stock Equity:
 Common stock, $2.50 par value, 100,000,000 shares
  authorized; 71,264,947 shares outstanding  ......     178,162
 Premiums and expenses ............................   1,039,550
 Retained earnings ................................     403,843
                                                     ----------
  Total common stock equity .......................   1,621,555      38.6
                                                     ----------
   Total capitalization ...........................   4,022,137
Current Maturities of Long-Term Debt ..............       3,512        .1
Short-Term Borrowings .............................     177,800       4.2
                                                     ----------     -----
   Total ..........................................  $4,203,449     100.0%
                                                     ==========     =====

See Notes 4, 5, and 6 of Notes to Financial Statements in Item 8.

   So long as any of the Company's first mortgage bonds are outstanding, the Company is required for each calendar year to deposit with the trustee under its Mortgage, cash in a formularized amount related to net additions to the Company's mortgaged utility plant; however, the Company may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1995, the replacement fund requirement amounted to approximately $128 million. Many, though not all, of the bonds issued by the Company under the Mortgage are redeemable at their par value plus accrued interest with cash deposited by the Company in the replacement fund, subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed and/or to other restrictions on any such redemption.

Rates

   State. The ACC has regulatory authority over the Company in matters relating to retail electric rates and the issuance of securities. See Note 3 of Notes to Financial Statements in Item 8 for a discussion of the 1995 regulatory agreement between the Company and the ACC Staff.

   Federal. The Company's rates for wholesale power sales and transmission services are subject to regulation by the FERC. During 1995, approximately 6% of the Company's electric operating revenues resulted from such sales and charges. For most wholesale transactions regulated by the FERC, a fuel adjustment clause results in monthly adjustments for changes in the actual cost of fuel for generation and in the fuel component of purchased power expense.

1935 Act

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

Construction Program

   During the years 1993 through 1995, the Company incurred approximately $807 million in capitalized expenditures. Utility capitalized expenditures for the years 1996 through 1998 are expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities and for environmental purposes. Capitalized expenditures, including expenditures for environmental control facilities, for the years 1996 through 1998 have been estimated as follows:

                            (Millions of Dollars)
By Year                                    By Major Facilities
------------------------------------       ------------------------------------

 1996                           $246       Electric Generation              $244
 1997                            242       Electric Transmission              29
 1998                            244       Electric distribution             352
                               -----       General facilities                107
                                $732                                       -----
                               =====                                        $732
                                                                           =====
   The amounts for 1996 through 1998 exclude capitalized interest costs and include capitalized property taxes and about $30 million each year for nuclear fuel expenditures. The Company conducts a continuing review of its construction program.

Environmental Matters

   EPA Environmental Regulation. Pursuant to the Clean Air Act, the EPA has adopted regulations that address visibility impairment in certain federally-protected areas which can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that would limit sulfur dioxide emissions at NGS. Compliance with the emission limitation becomes applicable to NGS Units 3, 2, and 1 in 1997, 1998, and 1999, respectively. SRP, the NGS operating agent, has estimated a capital cost of $500 million, most of which will be incurred through 1998, and annual operations and maintenance costs of approximately $14 million for all three units, for NGS to meet these requirements. The Company will be required to fund 14% of these expenditures.

   The Clean Air Act Amendments of 1990 (the "Amendments") address, among other things, "acid rain," visibility in certain specified areas, toxic air pollutants, and the nonattainment of national ambient air quality standards. With respect to "acid rain," the Amendments establish a system of sulfur dioxide emissions "allowances." Each existing utility unit is granted a certain number of

"allowances." On March 5, 1993, the EPA promulgated rules listing allowance allocations applicable to Company-owned plants, which allocations will begin in the year 2000. Based on those allocations, the Company will have sufficient allowances to permit continued operation of its plants at current levels without installing additional equipment. In addition, the Amendments require the EPA to set nitrogen oxides emissions limitations which would require certain plants to install additional pollution control equipment. In March 1995, the EPA issued revised rules for nitrogen oxides emissions limitations, which may require the Company to install additional pollution control equipment at Four Corners. In the year 2000, Four Corners must comply with either these or recently proposed requirements which the EPA published in January 1996. The EPA has until 1997 to finalize these proposed requirements. Based on its initial evaluation, the Company currently estimates its capital cost of complying with the March 1995 rules may be approximately $20 million, the incurrence of which began in 1995 and will continue through 1999, with the highest expenditures expected during 1998.

   With respect to protection of visibility in certain specified areas, the Amendments require the EPA to conduct a study, which the EPA estimates will be completed in late 1996, concerning visibility impairment in those areas and identification of sources contributing to such impairment. Interim findings of this study have indicated that any beneficial effect on visibility as a result of the Amendments would be offset by expected population and industry growth. The EPA has established a "Grand Canyon Visibility Transport Commission" to complete a study by May 1996 on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. NGS, Cholla, and Four Corners are located near the "Golden Circle of National Parks." Based on the recommendations of the Commission, the EPA may require additional emissions controls at various sources causing visibility impairment in the "Golden Circle of National Parks" and may limit economic development in several western states. The Company cannot currently estimate the capital expenditures, if any, which may be required as a result of the EPA studies and the Commission's recommendations.

   With respect to hazardous air pollutants emitted by electric utility steam generating units, the Amendments require two studies. The results of the first study indicated an impact from mercury emissions from such units in certain unspecified areas; however, the EPA has not yet stated whether or not emissions limitations will be imposed. Next, the EPA will complete a general study in late 1996 concerning the necessity of regulating such units under the Amendments. Due to the lack of historical data, and because the Company cannot speculate as to the ultimate requirements by the EPA, the Company cannot currently estimate the capital expenditures, if any, which may be required as a result of these studies.

   Certain aspects of the Amendments may require related expenditures by the Company, such as permit fees, none of which the Company expects to have a material impact on its financial position.

   Purported Navajo Environmental Regulation. Four Corners and NGS are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Nation. The Company is the Four Corners operating agent and owns a 100% interest in Four Corners Units 1, 2 and 3, and a 15% interest in Four Corners Units 4 and 5. The Company owns a 14% interest in NGS Units 1, 2 and 3. In July 1995 the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the "Acts").

   Pursuant to the Acts, the Navajo Nation Environmental Protection Agency is authorized to promulgate regulations covering air quality, drinking water and pesticide activities, including those that occur at Four Corners and NGS. By separate letters dated October 12 and October 13, 1995, the Four Corners participants and the NGS participants requested the United States Secretary of the Interior to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operations of Four Corners and NGS. On October 17, 1995, the Four Corners participants and the NGS participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that (i) their respective leases and federal easements preclude the application of the Acts to the operations of Four Corners and NGS, and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners and NGS. On October 18, 1995, the Navajo Nation and the Four Corners and NGS participants agreed to indefinitely stay the proceedings referenced in the preceding two sentences so that the parties may attempt to resolve the dispute without litigation, and the Secretary and the Court have stayed these proceedings pursuant to a request by the parties. The Company cannot currently predict the outcome of this matter.

GENERATING FUEL



    Coal, nuclear, gas, and other contributions to total net generation of electricity by the Company in 1995, 1994, and 1993, and the average cost to the Company of those fuels (in dollars per MWh), were as follows:

                          Coal                 Nuclear                  Gas                   Other           All Fuels
                 ---------------------- ---------------------- ---------------------- ---------------------- -----------
                   Percent of   Average   Percent of   Average   Percent of   Average   Percent of   Average    Average
                   Generation    Cost     Generation    Cost     Generation    Cost     Generation    Cost       Cost
                 ------------ --------- ------------ --------- ------------ --------- ------------ --------- -----------
1995 (estimate)..... 54.7%     $13.83       40.1%      $5.21        5.0%       $19.52      0.2%       $11.84    $10.66
1994 ............... 59.7       13.84       33.8        6.09        6.3         24.64      0.2         16.26     11.90
1993 ............... 62.3       12.95       32.4        6.17        5.1         31.53      0.2         18.32     11.70


   Other includes oil and hydro generation.

   The Company believes that Cholla has sufficient reserves of low sulfur coal committed to that plant for the next four years, the term of the existing coal contract. Sufficient reserves of low sulfur coal are available to continue operating Cholla for its useful life. The Company also believes that Four Corners and NGS have sufficient reserves of low sulfur coal available for use by those plants to continue operating them for their useful lives. The current sulfur content of coal being used at Four Corners, NGS, and Cholla is approximately 0.8%, 0.6%, and 0.4%, respectively. In 1995, average prices paid for coal supplied from reserves dedicated under the existing contracts were relatively stable, although applicable contract clauses permit escalations under certain conditions. In addition, major price adjustments can occur from time to time as a result of contract renegotiation.


     NGS and Four Corners are located on the Navajo Reservation and held under easements granted by the federal government as well as leases from the Navajo Nation. See "Properties" in Item 2. The Company purchases all of the coal which fuels Four Corners from a coal supplier with a long-term lease of coal reserves owned by the Navajo Nation and for NGS from a coal supplier with a long-term lease with the Navajo Nation and the Hopi Tribe. The Company purchases all of the coal which fuels Cholla from a coal supplier who mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government, and private landholders. See Note 11 of Notes to Financial Statements in Item 8 for information regarding the Company's obligation for coal mine reclamation.

   The Company is a party to contracts with twenty-seven natural gas operators and marketers which allow the Company to purchase natural gas in the method it determines to be most economic. During 1995, the principal sources of the Company's natural gas generating fuel were 19 of these companies. The Company is currently purchasing the majority of its natural gas requirements from twelve companies pursuant to contracts. The Company's natural gas supply is transported pursuant to a firm transportation service contract between the Company and El Paso Natural Gas Company. The Company continues to analyze the market to determine the source and method of meeting its natural gas requirements.

   The fuel cycle for Palo Verde is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors, and (6) the storage of spent fuel and the disposal thereof. The Palo Verde participants have made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 2000. Existing contracts and options could be utilized to meet approximately 80% of requirements in 2001 and 2002 and 50% of requirements from 2003 through 2007. Spot purchases in the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contract flexibilities and options. The Palo Verde participants have contracted for all conversion services required through 2000 and with options for up to 70% through 2002. The Palo Verde participants, including the Company, have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three Palo Verde units over a term expiring in September 2002, with options to continue through September 2007. In addition, existing contracts will provide fuel assembly fabrication services until at least 2003 for each Palo Verde unit, and through contract options, approximately fifteen additional years are available.

   Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE, and the Company, on its own behalf and on behalf of the other Palo Verde participants, has done so. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has annouced that such a repository now cannot be completed before 2010. Several bills have been introduced in Congress contemplating the construction of a central interim storage facility which could be available in the latter part of the current decade; however, there is resistance to certain features of these bills both in Congress and the Administration.

   Facility funding is a further complication. While all nuclear utilities pay into a so-called nuclear waste fund an amount calculated on the basis of the output of their respective plants, the annual Congressional appropriations for the permanent repository have been for amounts less than the amounts paid into the waste fund (the balance of which is being used for other purposes) and, according to DOE spokespersons, may now be at a level less than needed to achieve a 2010 operational date for a permanent repository. No funding will be available for a central interim facility until one is authorized by Congress.

   The Company has storage capacity in existing fuel storage pools at Palo Verde which, with certain modifications, could accomodate all fuel expected to be discharged from normal operation of Palo Verde through about 2005, and believes it could augment that wet storage with new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2005, subject to obtaining any required governmental approvals. One way or another, the Company currently believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation beyond 2005.

   Currently low-level waste is being stored on-site. A new low-level waste facility was built in 1995 on-site which could store an amount of waste equivalent to up to ten years of normal operation at Palo Verde. The Company is currently evaluating whether to ship low-level waste to off-site facilities or to continue to store the waste on-site. The Company currently believes that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

   While believing that scientific and financial aspects of the issues of spent fuel and low-level waste storage and disposal can be resolved satisfactorily, the Company acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which it is less able to predict.

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

   Nuclear Decommissioning Costs. See Note 12 of Notes to Financial Statements in Item 8 for a discussion of the Company's nuclear decommissioning costs.

   Steam Generators. See "Palo Verde Nuclear Generating Station" in Note 11 of Notes to Financial Statements in Item 8 for a discussion of issues relating to the Palo Verde steam generators.

   Palo Verde Liability And Insurance Matters. See "Palo Verde Nuclear Generating Station" in Note 11 of Notes to Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including the Company, for Palo Verde.

   Department of Labor Matter. On May 10, 1993, a Department of Labor ("DOL") Administrative Law Judge ("ALJ") issued a Recommended Decision and Order finding that the Company discriminated against a former contract employee who worked at Palo Verde because he engaged in protected activities (as defined under federal regulations). The Company and the former contract employee who had raised the DOL claim entered into a settlement agreement which was approved by the Secretary of Labor in June 1995. By letter dated March 7, 1996, the NRC sent a Notice of Violation and Proposed Imposition of Civil Penalty notifying the Company that the NRC proposes to impose a $100,000 civil penalty for a "Severity Level III" violation of NRC requirements relating to the circumstances surrounding this matter. The NRC also concluded in its March 7, 1996 letter that the Company's actions taken and planned to correct the violation have already been addressed and therefore the Company is not required to respond to the Notice of Violation. The Company plans to pay the associated penalty within thirty days.

Water Supply

   Assured supplies of water are important both to the Company (for its generating plants) and to its customers and, at the present time, the Company has adequate water to meet its needs. However, conflicting claims to limited amounts of water in the southwestern United States have resulted in numerous court actions in recent years.

   Both groundwater and surface water in areas important to the Company's operations have been the subject of inquiries, claims, and legal proceedings which will require a number of years to resolve. The Company is one of a number of parties in a proceeding before a state court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. (State of New Mexico, in the relation of S.E. Reynolds, State Engineer vs. United States of America, City of Farmington, Utah International, Inc., et al., San Juan County, New Mexico, District Court No. 75-184). An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for a then-agreed upon cost, sufficient water from its allocation to offset the loss.

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

   The Company has also filed claims to water in the Little Colorado River Watershed in Arizona in an action pending in the Apache County Superior Court. (In re The General Adjudication of All Rights to Use Water in the Little Colorado River System and Source, Supreme Court No. WC-79- 0006 WC-6, Apache County No. 6417). The Company's groundwater resource utilized at Cholla is within the geographic area subject to the adjudication and is therefore potentially at issue in the case. The Company's claims dispute the court's jurisdiction over the Company's groundwater rights and, alternatively, seek confirmation of such rights. The parties are in the process of settlement negotiations with respect to this matter. No trial date concerning the water rights claims of the Company has been set in this matter.

   Although the foregoing matters remain subject to further evaluation, the Company expects that the described litigation will not have a materially adverse impact on its operations or financial position.

                              ITEM 2. PROPERTIES

   The Company's present generating facilities have an accredited capacity aggregating 4,025,241 kW, comprised as follows:

                                                                    Capacity(kW)
                                                                    ------------
Coal:
Units 1, 2, and 3 at Four Corners, aggregating .....................  560,000
15% owned Units 4 and 5 at Four Corners, representing ..............  222,000
Units 1, 2, and 3 at Cholla Plant, aggregating .....................  615,000
14% owned Units 1, 2, and 3 at the Navajo Plant, representing  .....  315,000
                                                                    ---------
                                                                    1,712,000
                                                                    =========
Gas or Oil:
Two steam units at Ocotillo, two steam units at Saguaro, and one steam unit at Yucca, aggregating ................................  463,400(1)
Eleven combustion turbine units, aggregating .......................  500,600
Three combined cycle units, aggregating ............................  253,500
                                                                    ---------
                                                                    1,217,500
                                                                    =========
Nuclear:
29.1% owned or leased Units 1, 2, and 3 at Palo Verde, representing 1,091,541
                                                                    =========
Other ..............................................................    4,200
                                                                    =========
----------

  (1) West Phoenix steam units (96,300 kW) are currently mothballed.
                                  ----------

   The Company's peak one-hour demand on its electric system was recorded on July 28, 1995 at 4,420,400 kW, compared to the 1994 peak of 4,214,000 kW recorded on June 29. Taking into account additional capacity then available to it under purchase power contracts as well as its own generating capacity, the Company's capability of meeting system demand on July 28, 1995, computed in accordance with accepted industry practices, amounted to 4,608,941 kW, for an installed reserve margin of 6.4%. The power actually available to the Company from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 1995 peak amounted to 4,469,841 kW, for a margin of 1.3%.

   NGS and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. The risk with respect to enforcement of these easements and leases is not deemed by the Company to be material. The Company is dependent, however, in some measure upon the willingness and ability of the Navajo Nation to honor its commitments. The lease for Four Corners contains a waiver until 2001 of the requirement that the Company pay certain taxes to the Navajo Nation. The Company and the Navajo Nation are currently negotiating an agreement regarding taxes to be assessed against the Company after the expiration of the waiver. The Company cannot currently predict the outcome of this matter. Certain of the Company's transmission lines and almost all of its contracted coal sources are also located on Indian reservations. See "Generating Fuel" in Item 1.

   On August 18, 1986 and December 19, 1986, the Company entered into a total of three sale and leaseback transactions under which it sold and leased back approximately 42% of its 29.1% ownership interest in Palo Verde Unit 2. The leases under each of the sale and leaseback transactions have initial lease terms expiring on December 31, 2015. Each of the leases also allows the Company to extend the term of the lease and/or to repurchase the leased Unit 2 interest under certain circumstances at fair market value. The leases in the aggregate require annual payments of approximately $40 million through 1999, approximately $46 million in 2000, and approximately $49 million through 2015 (see Note 8 of Notes to Financial Statements in Item 8).

   See "Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of the Company's power plants, including Palo Verde.

   In addition to that available from its own generating capacity, the Company purchases electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with SRP which may be canceled by SRP on three years' notice and which requires SRP to make available, and the Company to pay for, certain amounts of electricity that are based in large part on customer demand within certain areas now served by the Company pursuant to a related territorial agreement. The Company believes that the prices payable by it under the contract are fair to both parties. The generating capacity available to the Company pursuant to the contract was 313,000 kW through May 1995, at which time the capacity decreased to 305,000 kW. In 1995, the Company received approximately 657,765 MWh of energy under the contract and paid approximately $30 million for capacity availability and energy received.

   In September 1990, the Company and PacifiCorp entered into certain agreements relating principally to sales and purchases of electric power and electric utility assets, and in July 1991, after regulatory approvals, the Company sold Cholla 4 to PacifiCorp for approximately $230 million. As part of the transaction, PacifiCorp agreed to make a firm system sale to the Company for thirty years during the Company's summer peak season in the amount of 175 megawatts for the first five years, increasing thereafter, at the Company's option, up to a maximum amount equal to the rated capacity of Cholla 4. In April 1995 the Company gave PacifiCorp the required three-year notice to change the existing 175 megawatt purchase to one-for-one seasonal capacity exchange beginning in the summer of 1998. The Company has one option remaining to increase the firm purchase to the rated capacity of Cholla 4 (less the current exchange capacity) and also to convert this increase to one-for-one seasonal exchange by a three-year written notice prior to May 1, 1996. PacifiCorp has the right to purchase from the Company up to 125 average megawatts of energy per year for thirty years. PacifiCorp and the Company also entered into a 100 megawatt one-for-one seasonal capacity exchange to be effective upon the latter of May 15, 1997 or the completion of certain new transmission projects. In addition, PacifiCorp agreed to pay the Company (i) $20 million prior to January 15, 1997 and (ii) $19 million ($9.5 million of which has been paid) in connection with the construction of transmission lines and upgrades that will afford PacifiCorp 150 megawatts of northbound transmission rights. In addition, PacifiCorp secured additional firm transmission capacity of 30 megawatts, for which approximately $0.5 million was paid during 1995. In 1995, the Company received 386,350 MWh of energy from PacifiCorp under these transactions and paid approximately $18 million for capacity availability and the energy received.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Needs and Resources" in Item 7 for a discussion of the Company's construction plans.

   See Notes 5 and 8 of Notes to Financial Statements in Item 8 with respect to property of the Company not held in fee or held subject to any major encumbrance.

                                  [MAP PAGE]

                          ITEM 3. LEGAL PROCEEDINGS

Property Taxes

   On June 29, 1990, a new Arizona state property tax law was enacted, effective as of December 31, 1989, which adversely impacted the Company's earnings before income taxes in tax years 1990 through 1995 by an aggregate amount of approximately $21 million per year. On December 20, 1990, the Palo Verde participants, including the Company, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. (Arizona Public Service Company, et al. v. Apache County, et al., No. TX 90-01686 (Consol.), Maricopa County Superior Court). In December 1992, the court granted summary judgment to the taxing authorities, holding that the law is constitutional. The Company appealed this decision to the Arizona Court of Appeals. In November 1995, the Arizona Court of Appeals reversed that decision, holding that the law is unconstitutional. The matter has been returned to the Arizona Tax Court for determination of the appropriate remedy consistent with the Arizona Court of Appeals decision. Pursuant to the provisions of the Company's 1995 proposed regulatory settlement agreement (see Note 3 of Notes to Financial Statements in Item 8), if any overcollected property taxes are refunded to the Company by the State of Arizona as a result of the disposition of this lawsuit, the Company would refund all of the net jurisdictional amount of such refund to its retail customers. The Company cannot currently predict the ultimate outcome of this matter.

   See "Environmental Matters," "Palo Verde Nuclear Generating Station," and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes.
                      ITEM 4. SUBMISSION OF MATTERS TO A
                           VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                    SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS
                              OF THE REGISTRANT

   The Company's executive officers are as follows:

                      Age At
Name               March 1, 1996         Position(s) At March 1, 1996
------------------ ------------- -----------------------------------------------
Richard Snell          65        Chairman of the Board of Directors (1)
O. Mark DeMichele      61        President and Chief Executive Officer(1)
William J. Post        45        Senior Vice President and Chief Operating
                                   Officer(1)
Jaron B. Norberg       58        Executive Vice President and Chief Financial
                                   Officer(1)
William L. Stewart     52        Executive Vice President, Nuclear
Jack A. Bailey         42        Vice President, Nuclear Engineering
Jan H. Bennett         48        Vice President, Customer Service
Jack E. Davis          49        Vice President, Generation and Transmission
Edward Z. Fox          42        Vice President, Environmental, Health and
                                   Safety
Armando B. Flores      52        Vice President, Human Resources
James M. Levine        46        Vice President, Nuclear Production
Leslie M. Mesh         49        Vice President, Marketing and Economic
                                   Development
Gregg R. Overbeck      49        Vice President, Nuclear Support
William J. Hemelt      42        Controller
Nancy C. Loftin        42        Secretary and Corporate Counsel
Nancy E. Newquist      44        Treasurer
----------
   (1) Member of the Board of Directors.
                          -----------------------------

   The executive officers of the Company are elected no less often than annually and may be removed by the Board of Directors at any time. The terms served by the named officers in their current positions and the principal occupations (in addition to those stated in the table and exclusive of directorships) of such officers for the past five years have been as follows:

   Mr. Snell was elected to his present position as of February 1990. He was also elected Chairman of the Board, President, and Chief Executive Officer of Pinnacle West at that time. Previously, he was Chairman of the Board (1989-1992) and Chief Executive Officer (1989-1990) of Aztar Corporation and Chairman of the Board, President, and Chief Executive Officer of Ramada Inc.
(1981-1989).

   Mr. DeMichele was elected President in September 1982 and became Chief Executive Officer as of January 1988.

   Mr. Post was elected to his present position in September 1994. Prior to that time he was Senior Vice President, Planning, Information and Financial Services (since June 1993), and Vice President, Finance & Rates (since April 1987). In July 1995 Mr. Post was appointed Executive Vice President of Pinnacle West.

   Mr. Norberg was elected to his present position in July 1986.

   Mr. Stewart was elected to his present position in May 1994. Prior to that time he was Senior Vice President -- Nuclear for Virginia Power (since 1989).

   Mr. Bailey was elected to his present position in April 1994. Prior to that time he was Assistant Vice President, Nuclear Engineering and Projects (July 1993-April 1994); Director, Nuclear Engineering (1991-1993); and Assistant Plant Manager (1989 to 1991) at Palo Verde.

   Mr. Bennett was elected to his present position in May 1991. Prior to that time he was Director, Customer Service (September 1990 to May 1991).

   Mr. Davis was elected to his present position in June 1993. Prior to that time he was Director, Transmission Systems (January 1993-June 1993); Director, Fossil Generation (June 1992-December 1992); and Director, System Development and Power Operations (May 1990-May 1992).

   Mr. Fox was elected to his present position in October 1995. Prior to that time he was Director, Arizona Department of Environmental Quality and Chairman, Wastewater Management Authority of Arizona (July 1991-September 1995) and Senior Associate, Snell & Wilmer (October 1989-July 1991).

   Mr. Flores was elected to his present position in December 1991. Prior to that time, he was Director -- Human Resources (1990 to 1991) and Manager -Employment (1989 to 1990) of GENCORP, Propulsion Division, Aerojet Group.

   Mr. Levine was elected to his present position in September 1989.

   Mr. Mesh was elected to his current position in October 1995. Prior to that time he was Vice President, Marketing and Business Development, Electronic Data Systems (November 1993-October 1995) and Vice President, Northern Telecom, Inc. (April 1984-October 1993).

   Mr. Overbeck was elected to his current position in July 1995. Prior to that time he was Assistant to Vice President of the Company (January 1994-July 1995) and Director, Nuclear Production Site Technical Support of the Company (January 1991-January 1994).

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

   The chart below sets forth the dividends declared on the Company's common stock for each of the four quarters for 1995 and 1994.

                            COMMON STOCK DIVIDENDS
                            (THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------
              QUARTER                1995                1994
--------------------------------------------------------------------------------
          1st Quarter              $42,500             $42,500
          2nd Quarter               42,500              42,500
          3rd Quarter               42,500              42,500
          4th Quarter               42,500              42,500
--------------------------------------------------------------------------------

   After payment or setting aside for payment of cumulative dividends and mandatory sinking fund requirements, where applicable, on all outstanding issues of preferred stock, the holders of common stock are entitled to dividends when and as declared out of funds legally available therefor. See Notes 4 and 5 of Notes to Financial Statements in Item 8 for restrictions on retained earnings available for the payment of common stock dividends.

                       ITEM 6. SELECTED FINANCIAL DATA

                                                      1995          1994         1993           1992          1991
                                                      ----          ----         ----           ----          ----
                                                                           (Thousands of Dollars)

Electric Operating Revenues ..................   $ 1,614,952   $ 1,626,168   $ 1,602,413   $ 1,587,582   $ 1,385,815
Fuel and Purchased Power .....................       269,798       300,689       300,546       287,201       273,771
Operating Expenses ...........................       963,400       957,046       929,379       908,123       782,788
                                                  ----------   -----------   -----------   -----------   -----------
        Operating Income .....................       381,754       368,433       372,488       392,258       329,256
Other Income (Deductions) ....................        25,548        44,510        54,220        48,801      (324,922)
Interest Deductions-- Net ....................       167,732       169,457       176,322       194,254       226,983
                                                 -----------   -----------   -----------   -----------   -----------
        Net Income (Loss) ....................       239,570       243,486       250,386       246,805      (222,649)
        Preferred Dividends ..................        19,134        25,274        30,840        32,452        33,404
                                                 -----------   -----------   -----------   -----------   -----------
        Earnings (Loss) for Common Stock (a) .   $   220,436   $   218,212   $   219,546   $   214,353   $  (256,053)
                                                 ===========   ===========   ===========   ===========   ===========
Total Assets .................................   $ 6,418,262   $ 6,348,261   $ 6,357,262   $ 5,629,432   $ 5,620,692
                                                 ===========   ===========   ===========   ===========   ===========

Capital Structure:
        Common Stock Equity ..................   $ 1,621,555   $ 1,571,120   $ 1,522,941   $ 1,476,390   $ 1,433,463
        Non-Redeemable Preferred Stock .......       193,561       193,561       193,561       168,561       168,561
        Redeemable Preferred Stock ...........        75,000        75,000       197,610       225,635       227,278
        Long-Term Debt Less Current Maturities     2,132,021     2,181,832     2,124,654     2,052,763     2,185,363
                                                 -----------   -----------   -----------   -----------   -----------
                Total Capitalization .........     4,022,137     4,021,513     4,038,766     3,923,349     4,014,665
        Current Maturities of Long-Term Debt .         3,512         3,428         3,179        94,217       299,550
        Short-Term Debt ......................       177,800       131,500       148,000       195,000          --
                                                 -----------   -----------   -----------   -----------   -----------
                Total ........................   $ 4,203,449   $ 4,156,441   $ 4,189,945   $ 4,212,566   $ 4,314,215
                                                 ===========   ===========   ===========   ===========   ===========

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

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1995 Compared with 1994

    Earnings in 1995 were $220.4 million compared with $218.2 million in 1994. Earnings increased primarily due to customer growth, lower fuel expenses, accelerated amortization of investment tax credits, lower operations and maintenance expenses, lower preferred stock dividends and a gain recognized on the sale of a small subsidiary. Fuel expenses decreased due to lower fuel prices and a more favorable mix resulting from increased nuclear generation. The Company does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings. The accelerated amortization of investment tax credits was a result of a 1994 rate settlement (see Note 3 of Notes to Financial
Statements) and is reflected as a $21 million decrease in income tax expense. Operations and maintenance expense decreased as a result of lower fossil plant overhaul costs, improved nuclear operations and severance costs incurred in 1994. Preferred stock dividends decreased due to less preferred stock outstanding.

    Substantially offsetting these positive factors were the absence of non-cash income related to a 1991 rate settlement, milder weather, the reversal in 1994 of certain previously recorded depreciation, a retail rate reduction which became effective June 1, 1994, and in 1995 a $13 million pretax write-down of an office building and an $8 million pretax write-down of certain inventory.

1994  Compared  with 1993

    Earnings in 1994 were $218.2 million compared with $219.5 million in 1993. Electric operating revenues increased primarily due to strong customer growth and significantly warmer weather in 1994, partially offset by lower interchange sales and the 1994 rate reduction. Substantially offsetting the earnings effect of the 1994 rate reduction was a one-time depreciation reversal, also occasioned by the 1994 rate settlement (see Note 3 of Notes to Financial Statements). Interest expense declined due to the Company's refinancing activity in 1994 and 1993.

    Substantially offsetting these positive factors were the completion in May 1994 of the recording of non-cash income related to a 1991 rate settlement (see
Note 1 of Notes to Financial Statements); increased operations and maintenance expense due primarily to employee severance costs; and increased nuclear decommissioning costs.

    Higher fuel and purchased power expenses in 1994 over 1993 to meet increased retail sales were about offset by lower fuel costs for reduced interchange sales.

Operating  Revenues

    Operating revenues reflect changes in both the volume of units sold and price per kilowatt-hour of electric sales. An analysis of the increases (decreases) in 1995 and 1994 electric operating revenues compared with the prior year follows (in millions of dollars):
                                                   1995       1994
                                                   ----       ----
              Volume variance:
                      Customer growth         $    48.4  $    56.4
                      Weather                     (42.0)      42.0
                      Other                         7.8      (11.7)
              1994 rate reduction                 (11.4)     (26.5)
              Interchange sales                    (7.2)     (19.5)
              Reversal of refund obligation        (9.3)     (12.1)
              Other operating revenues              2.5       (4.8)
                                              ---------  ---------

              Total change                    $   (11.2) $    23.8
                                              =========  =========
Other Income

    Net income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC, accretion income on Palo Verde Unit 3 and the reversal of a refund obligation arising out of a 1991 rate settlement (see Statements of Cash Flows and Note 1 of Notes to Financial

Statements). The accretion income and refund reversals, net of income taxes, totaled $25.9 million and $58.2 million in 1994 and 1993, respectively. Also in 1994 was a one-time depreciation reversal of $15 million, after income taxes, which was included in "Other -- net" in the Statements of Income (see Note 3 of Notes to Financial Statements).

Capital Needs and Resources

    The Company's capital requirements consist primarily of capital expenditures and optional and mandatory repayments of long-term debt and preferred stock. The resources available to meet these requirements include funds provided by operations and external financings.

    Present construction plans through the year 2005 do not include any major baseload generating plants. In general, most of the capital expenditures are for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities and for environmental purposes. Capital expenditures are anticipated to be approximately $246 million, $242 million and $244 million for 1996, 1997 and 1998, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

    In the period 1993 through 1995, the Company funded all capital expenditures with funds provided by operations, after the payment of dividends. For the period 1996 through 1998, the Company estimates that it will fund substantially all capital expenditures in the same manner. Subject to approval of the 1995 regulatory agreement (see Note 3 of Notes to Financial Statements), $50 million annually for the years 1996 through 1999 will be invested in the Company by Pinnacle West.

    During 1995, the Company redeemed $147 million of long-term debt, of which $144 million was optional. Refunding obligations for preferred stock, long-term debt, a capitalized lease obligation and certain anticipated early redemptions are expected to approximate $75 million, $164 million and $114 million for the years 1996, 1997 and 1998, respectively. As of March 1, 1996, the Company had redeemed approximately $46 million of its long-term debt and approximately $15 million of its preferred stock.

    Although provisions in the Company's bond indenture, articles of incorporation, and financing orders from the ACC restrict the issuance of additional first mortgage bonds and preferred stock, management does not expect any of these restrictions to limit the Company's ability to meet its capital requirements.

    As of December 31, 1995, the Company had credit commitments from various banks totaling approximately $300 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At the end of 1995, there were $177.8 million of commercial paper and no bank borrowings outstanding.

1995 Regulatory Agreement

    In December 1995, the Company and the ACC Staff announced an agreement which includes an economic proposal to be heard by the full ACC in April 1996. Principal features include an annual rate reduction of approximately $48 million ($29 million after income taxes) and recovery of substantially all of the Company's present regulatory assets through accelerated amortization over an eight-year period beginning July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes). The agreement also includes an industry restructuring element. See Note 3 of Notes to Financial Statements for further discussion of this agreement.

Accounting Matters

    Note 2 of Notes to Financial Statements describes two new accounting standards related to asset impairment and stock-based compensation, which are effective in 1996. These standards do not have a material impact on the Company's financial position or results of operations at the time of adoption. See Note 12 of Notes to Financial Statements for a description of a proposed standard on accounting for certain liabilities related to closure or removal of long-lived assets.

                         ITEM 8. FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS
                                                                                      PAGE
                                                                                     ------
Report of Management ..................................................................20
Independent Auditors' Report ..........................................................21
Statements of Income for each of the three years in the period ended December 31, 1995 23
Balance Sheets -- December 31, 1995 and 1994 ..........................................24
Statements of Cash Flows for each of the three years in the period ended
 December 31, 1995 ....................................................................26
Statements of Retained Earnings for each of the three years in the period ended
 December 31, 1995 ....................................................................27
Notes to Financial Statements .........................................................27

   See Note 13 of Notes to Financial Statements for the selected quarterly financial data required to be presented in this Item.

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

   Periodically the internal accounting control system is reviewed by both the Company's internal auditors and its independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports, or summaries thereof, are transmitted to the Audit Review Committee of the Board of Directors and the independent auditors on a timely basis.

   The Audit Review Committee, composed solely of outside directors, meets periodically with the internal auditors and independent auditors (as well as management) to review the work of each. The internal auditors and independent auditors have free access to the Audit Review Committee, without management present, to discuss the results of their audit work.

   Management believes that the Company's systems, policies and procedures provide reasonable assurance that operations are conducted in conformity with the law and with management's commitment to a high standard of business conduct.


O. Mark DeMichele         William J. Post            Jaron B. Norberg
O. Mark DeMichele         William J. Post            Jaron B. Norberg
President and             Senior Vice President and  Executive Vice President
Chief Executive Officer   Chief Operating Officer    and Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT

Arizona Public Service Company:

   We have audited the accompanying balance sheets of Arizona Public Service Company as of December 31, 1995 and 1994 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Deloitte & Touche LLP
Phoenix, Arizona
March 1, 1996

                       THIS PAGE INTENTIONALLY LEFT BLANK

                         ARIZONA PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME

                                                         Year Ended December 31,
                                                         -----------------------
                                                  1995           1994           1993
                                                  ----           ----           ----
                                                        (Thousands of Dollars)

Electric Operating Revenues ..............   $ 1,614,952    $ 1,626,168    $ 1,602,413
                                             -----------    -----------    -----------

Fuel Expenses:
  Fuel for electric generation ...........       208,928        237,103        231,434
  Purchased power ........................        60,870         63,586         69,112
                                             -----------    -----------    -----------
    Total ................................       269,798        300,689        300,546
                                             -----------    -----------    -----------

Operating Revenues Less Fuel Expenses ....     1,345,154      1,325,479      1,301,867
                                             -----------    -----------    -----------

Other Operating Expenses:
  Operations excluding fuel expenses .....       284,842        292,292        282,660
  Maintenance ............................       115,972        119,629        118,556
  Depreciation and amortization ..........       242,098        236,108        222,610
  Income taxes (Note 9) ..................       178,865        168,202        168,056
  Other taxes ............................       141,623        140,815        137,497
                                             -----------    -----------    -----------
    Total ................................       963,400        957,046        929,379
                                             -----------    -----------    -----------

Operating Income .........................       381,754        368,433        372,488
                                             -----------    -----------    -----------

Other Income (Deductions):
  Allowance for equity funds used during
    construction .........................         4,982          3,941          2,326
  Income taxes (Note 9) ..................        37,598         (9,042)       (20,851)
  Palo Verde accretion income (Note 1) ...            --         33,596         74,880
  Other--net .............................       (17,032)        16,015         (2,135)
                                             -----------    -----------    -----------
    Total ................................        25,548         44,510         54,220
                                             -----------    -----------    -----------

Income Before Interest Deductions ........       407,302        412,943        426,708
                                             -----------    -----------    -----------

Interest Deductions:
  Interest on long-term debt .............       160,032        159,840        164,610
  Interest on short-term borrowings ......         8,143          6,205          6,662
  Debt discount, premium and expense .....         8,622          8,854          9,203
  Allowance for borrowed funds used during
    construction .........................        (9,065)        (5,442)        (4,153)
                                             -----------    -----------    -----------
    Total ................................       167,732        169,457        176,322
                                             -----------    -----------    -----------

Net Income ...............................       239,570        243,486        250,386
Preferred Stock Dividend Requirements ....        19,134         25,274         30,840
                                             -----------    -----------    -----------

Earnings for Common Stock ................   $   220,436    $   218,212    $   219,546
                                             ===========    ===========    ===========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                                   December 31,
                                                                ------------------
                                                                1995          1994
                                                                ----          ----
                                                                (Thousands of Dollars)
Utility Plant (Notes 5, 7 and 8):
        Electric plant in service and held for future use   $ 6,544,860    $ 6,475,249
        Less accumulated depreciation and amortization ..     2,231,614      2,122,439
                                                            -----------    -----------
                Total ...................................     4,313,246      4,352,810
        Construction work in progress ...................       281,757        224,312
        Nuclear fuel, net of amortization of $68,275
                and $80,599 .............................        52,084         46,951
                                                            -----------    -----------

                Utility Plant--net ......................     4,647,087      4,624,073
                                                            -----------    -----------

Investments and Other Assets (Note 12) ..................        97,742         90,105
                                                            -----------    -----------
Current Assets:
        Cash and cash equivalents .......................        18,389          6,532
        Accounts receivable:
                Service customers .......................       100,433        103,711
                Other ...................................        28,107         27,008
                Allowance for doubtful accounts .........        (1,656)        (2,176)
        Accrued utility revenues (Note 1) ...............        53,519         55,432
        Materials and supplies (at average cost) ........        78,271         89,864
        Fossil fuel (at average cost) ...................        21,722         35,735
        Deferred income taxes (Note 9) ..................         5,653         19,114
        Other ...........................................        17,839         14,162
                                                            -----------    -----------
                Total Current Assets ....................       322,277        349,382
                                                            -----------    -----------

Deferred Debits:
        Regulatory asset for income taxes (Note 9) ......       548,464        557,049
        Palo Verde Unit 3 cost deferral (Note 1) ........       283,426        292,586
        Palo Verde Unit 2 cost deferral (Note 1) ........       165,873        171,936
        Unamortized costs of reacquired debt ............        63,518         60,942
        Unamortized debt issue costs ....................        17,772         17,673
        Other ...........................................       272,103        184,515
                                                            -----------    -----------
                Total Deferred Debits ...................     1,351,156      1,284,701
                                                            -----------    -----------
                Total ...................................   $ 6,418,262    $ 6,348,261
                                                            ===========    ===========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                  LIABILITIES

                                                                                              December 31,
                                                                                     ----------------------------
                                                                                        1995               1994
                                                                                        ----               ----
                                                                                         (Thousands of Dollars)
Capitalization (Notes 4 and 5):
        Common stock ......................................................         $  178,162         $  178,162
        Premiums and expenses-- net .......................................          1,039,550          1,039,303
        Retained earnings .................................................            403,843            353,655
                                                                                     ---------          ---------
                Common stock equity .......................................          1,621,555          1,571,120
        Non-redeemable preferred stock ....................................            193,561            193,561
        Redeemable preferred stock ........................................             75,000             75,000
        Long-term debt less current maturities ............................          2,132,021          2,181,832
                                                                                     ---------          ---------
                Total Capitalization ......................................          4,022,137          4,021,513
                                                                                     ---------          ---------


Current Liabilities:
        Commercial paper (Note 6) .........................................            177,800            131,500
        Current maturities of long-term debt (Note 5) .....................              3,512              3,428
        Accounts payable ..................................................            106,583            110,854
        Accrued taxes .....................................................             82,827             89,412
        Accrued interest ..................................................             41,549             45,170
        Other .............................................................             53,880             50,487
                                                                                     ---------          ---------
                Total Current Liabilities .................................            466,151            430,851
                                                                                     ---------          ---------


Deferred Credits and Other:
        Deferred income taxes (Note 9) ....................................          1,429,482          1,436,184
        Deferred investment tax credit (Note 9) ...........................            115,353            142,994
        Unamortized gain-- sale of utility plant (Note 8) .................             91,514             98,551
        Customer advances for construction ................................             19,846             16,564
        Other .............................................................            273,779            201,604
                                                                                     ---------          ---------
                Total Deferred Credits and Other ..........................          1,929,974          1,895,897
                                                                                     ---------          ---------


Commitments and Contingencies (Note 11)

                Total .....................................................         $6,418,262         $6,348,261
                                                                                    ==========         ==========


                         ARIZONA PUBLIC SERVICE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,
                                                                                     --------------------------------
                                                                                     1995          1994          1993
                                                                                     ----          ----          ----
                                                                                          (Thousands of Dollars)

Cash Flows from Operations:
        Net income ..........................................................  $   239,570 $     243,486 $     250,386
        Items not requiring cash:
                Depreciation and amortization ...............................      242,098       236,108       222,610
                Nuclear fuel amortization ...................................       31,587        32,564        32,024
                Allowance for equity funds used during construction .........       (4,982)       (3,941)       (2,326)
                Deferred income taxes -- net ................................       15,344        83,249       102,697
                Deferred investment tax credit -- net .......................      (27,641)       (6,825)       (6,948)
                Rate refund reversal ........................................         --          (9,308)      (21,374)
                Palo Verde accretion income .................................         --         (33,596)      (74,880)
        Changes in certain current assets and liabilities:
                Accounts receivable -- net ..................................        1,659        (7,276)       30,889
                Accrued utility revenues ....................................        1,913         4,924        (8,839)
                Materials, supplies and fossil fuel .........................       25,606         4,795         2,252
                Other current assets ........................................       (3,677)       (1,509)       (6,616)
                Accounts payable ............................................        6,333        21,666       (18,622)
                Accrued taxes ...............................................       (6,585)      (22,881)        8,826
                Accrued interest ............................................       (3,621)         (577)          241
                Other current liabilities ...................................        3,393            (9)        7,282
        Other-- net .........................................................       21,328          (418)       18,686
                                                                                 ---------     ---------     ---------
                Net cash provided ...........................................      542,325       540,452       536,288
                                                                                 ---------     ---------     ---------

Cash Flows from Investing:
        Capital expenditures ................................................     (295,772)     (245,925)     (228,465)
        Allowance for borrowed funds used during construction ...............       (9,065)       (5,442)       (4,153)
        Other ...............................................................      (22,645)       (7,251)       (4,522)
                                                                                 ---------     ---------     ---------
                Net cash used ...............................................     (327,482)     (258,618)     (237,140)
                                                                                 ---------     ---------     ---------

Cash Flows from Financing:
        Preferred stock .....................................................         --            --          72,644
        Long-term debt ......................................................       87,130       516,612       520,020
        Short-term borrowings -- net ........................................       46,300       (16,500)      (47,000)
        Dividends paid on common stock ......................................     (170,000)     (170,000)     (170,000)
        Dividends paid on preferred stock ...................................      (19,134)      (26,232)      (30,945)
        Repayment of preferred stock ........................................         --        (124,096)      (78,663)
        Repayment and reacquisition of long-term debt .......................     (147,282)     (462,643)     (558,799)
                                                                                 ---------     ---------     ---------
                Net cash used ...............................................     (202,986)     (282,859)     (292,743)
                                                                                 ---------     ---------     ---------


Net increase (decrease) in cash and cash equivalents ........................       11,857        (1,025)        6,405
Cash and cash equivalents at beginning of year ..............................        6,532         7,557         1,152
                                                                                 ---------     ---------     ---------

Cash and cash equivalents at end of year ....................................    $  18,389     $   6,532     $   7,557
                                                                                 =========     =========     =========

Supplemental Disclosure of Cash Flow Information:
        Cash paid during the year for:
                Interest (excluding capitalized interest) ...................    $ 163,592 $     161,294 $     161,843
                Income taxes ................................................    $ 164,261 $     121,578 $      88,239

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         STATEMENTS OF RETAINED EARNINGS

                                                                 Year Ended December 31,
                                                                ------------------------
                                                                1995      1994      1993
                                                                ----      ----      ----
                                                                 (Thousands of Dollars)

Retained earnings at beginning of year ..................... $ 353,655 $ 307,098 $ 259,899
Add: Net income ............................................   239,570   243,486   250,386
                                                             --------- --------- ---------
                Total ......................................   593,225   550,584   510,285
                                                             --------- --------- ---------


Deduct:
        Dividends:
                Common stock (Notes 4 and 5) ...............   170,000   170,000   170,000
                Preferred stock (at required rates) (Note 4)    19,134    25,274    30,840
        Premium paid on reacquisition of preferred stock ...       248     1,655     2,347
                                                             --------- --------- ---------
                Total deductions ...........................   189,382   196,929   203,187
                                                             --------- --------- ---------

Retained earnings at end of year ........................... $ 403,843 $ 353,655 $ 307,098
                                                             ========= ========= =========

See Notes to Financial Statements.


                                      APS
                         NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of  Operations
APS is engaged primarily in the generation and sale of electricity. The Company serves approximately 705,000 customers in an area that includes all or part of 11 of Arizona's 15 counties.

Accounting  Records
The accounting records are maintained in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates by management. Actual results could differ from those estimates.

The Company is regulated by the ACC and the FERC and the accompanying financial statements reflect the rate-making policies of these commissions. The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

The Company's major regulatory assets are Palo Verde cost deferrals (see "Palo Verde Cost Deferrals" in this note) and deferred taxes (see Note 9). These items, combined with miscellaneous regulatory assets and liabilities, amounted to approximately $1.2 billion and $1.1 billion at December 31, 1995 and 1994, respectively, most of which are included in "Deferred Debits" on the Balance Sheets.

The Company's current regulatory orders and regulatory environment support the recognition of regulatory assets. If rate recovery of these costs becomes unlikely or uncertain, whether due to competition or regulatory action, the Company may no longer be able to apply the provisions of SFAS No. 71 to all or a part of its operations.

Common  Stock
All of the outstanding shares of common stock of the Company are owned by Pinnacle West. See Note 4 of Notes to Financial Statements.

Utility Plant and Depreciation
Utility plant represents the buildings, equipment and other facilities used to provide electric service. The cost of utility plant includes labor, materials, contract services, other related items and an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs less salvage realized, is charged to accumulated depreciation. See Note 12 for information on a proposed accounting standard which impacts accounting for removal costs.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

Depreciation on utility property is recorded on a straight-line basis. The applicable rates for 1993 through 1995 ranged from 1.77% to 15%, which resulted in an annual composite rate of 3.44% for 1995.

Allowance for Funds Used During  Construction
AFUDC represents the cost of debt and equity funds used to finance construction of utility plant. Plant construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation. AFUDC does not represent current cash earnings.

AFUDC has been calculated using composite rates of 8.52% for 1995; 7.70% for 1994; and 7.20% for 1993. The Company compounds AFUDC semiannually and ceases to accrue AFUDC when construction is completed and the property is placed in service.

Revenues
Operating revenues are recognized on the accrual basis and include estimated amounts for service rendered but unbilled at the end of each accounting period.

In 1991, a refund obligation of $53.4 million ($32.3 million after taxes) was recorded as a result of a 1991 rate settlement. The refund obligation was used to reduce the amount of a 1991 rate increase granted rather than require specific customer refunds and was reversed over the thirty months ended May 1994. The after-tax refund obligation reversals that were recorded as electric operating revenues amounted to $5.6 million in 1994 and $12.9 million in 1993.

Palo Verde Accretion Income
In 1991, the carrying value of Palo Verde Unit 3 was discounted to reflect the present value of lost cash flows resulting from a 1991 rate settlement agreement deeming a portion of the unit to temporarily be excess capacity. In accordance with generally accepted accounting principles, accretion income was recorded over a thirty-month period ended May 1994 in the aggregate amount of the original discount. The after-tax accretion income recorded in 1994 and 1993 was $20.3 million and $45.3 million, respectively.

Palo Verde Cost Deferrals
As authorized by the ACC, operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 were deferred from the commercial operation date (September 1986 and January 1988, respectively) until the date the units were included in a rate order (April 1988 and December 1991, respectively). The deferrals are being amortized and recovered through rates over thirty-five year periods.

Nuclear Fuel
Nuclear fuel is charged to fuel expense using the unit-of-production method under which the number of units of thermal energy produced in the current period is related to the total thermal units expected to be produced over the remaining life of the fuel.

Under federal law, the DOE is responsible for the permanent disposal of spent nuclear fuel and assesses $0.001 per kWh of nuclear generation. This amount is charged to nuclear fuel expense. See Note 12 for information on nuclear decommissioning costs.

Reacquired Debt Costs
The Company amortizes gains and losses on reacquired debt over the remaining life of the original debt, consistent with ratemaking.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Reclassifications
Certain prior year balances have been restated to conform to the 1995 presentation.

2.  Accounting  Matters

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective in 1996. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if the sum of the estimated future undiscounted cash flows to be generated by an asset is less than its carrying value. The amount of the loss would be based on a comparison of book value to fair value. The standard also amends SFAS No. 71 to require the write-off of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset. SFAS No. 121 does not have a material impact on financial position or results of operations upon adoption.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective in 1996. This statement establishes a fair-value based method of accounting for stock compensation plans. The statement encourages but does not require companies to recognize compensation expense based on the new fair value method. The Company will not apply the recognition and measurement approach in SFAS No. 123 upon adoption.

See Note 12 for discussion of a proposed standard on accounting for liabilities related to closure or removal of long-lived assets.


3. Regulatory  Matters

1995 Regulatory Agreement
In December 1995, the Company and the ACC Staff announced an agreement which includes an economic proposal to be heard by the full ACC beginning on April 9, 1996. In recognition of evolving competition in the electric utility industry and an ongoing investigation by the ACC Staff into industry restructuring in an open competition docket involving many parties, the agreement also includes an element setting out a number of issues which the Company and the ACC Staff agree the ACC should be requested to consider in developing restructuring policies.

Economic Proposal
The major provisions of the economic proposal are:

o An annual rate reduction of approximately $48 million ($29 million after income taxes), or 3.25% on average, effective no earlier than July 1, 1996.

o Recovery of substantially all of the Company's present regulatory assets through accelerated amortization over an eight-year period beginning July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes). See Note 1.

o A formula for sharing future cost savings between customers and shareholders referencing a return on equity (as defined) of 11.25%.

o A moratorium on filing for permanent rate changes, except under the sharing formula and under certain other limited circumstances, prior to July 2, 1999.

o Infusion of $200 million of common equity into the Company by Pinnacle West, in annual increments of $50 million starting in 1996.

Industry Restructuring
The issues listed by the Company and the ACC Staff in the industry restructuring element of their agreement include the legal nature of utilities' service rights and responsibilities, including the obligation to serve in a restructured environment; compensation for restructuring, taking into account (among other matters) stranded investment; ACC jurisdiction over market entrants; reciprocity of access among electricity providers; maintenance of system reliability; the utility tax structure; and clarification of federal-state jurisdictional uncertainties.

The Company believes that, after a series of hearings on these and related issues in the competition docket, the ACC could produce a set of regulatory and legislative reforms for presentation to the appropriate bodies in 1997. Bills for industry restructuring or studies thereof have already been introduced in Congress and the Arizona legislature; the Arizona bill, which is supported by the Company, would establish a committee to study the issues and to report back to the legislature by the end of 1997.

Assuming timely resolution of the issues and approval of the economic proposal in the agreement, the Company therein proposes (independently of the ACC Staff) a plan whereby it would request the ACC to authorize access by retail customers of Arizona public service corporations to the broad generation market starting in the year 2000 for large customers, and thereafter in phased steps up to all customers in about 2004. Other parties may submit other plans, and the ultimate outcome is not predictable.

1994 Settlement Agreement
In May 1994, the ACC approved a retail rate settlement agreement which provided for a net annual retail rate reduction of 2.2% on average, or approximately $32 million ($19 million after taxes), effective June 1, 1994. As part of the settlement, in 1994 the Company reversed approximately $20 million of

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

depreciation ($15 million after income taxes) related to a 1991 Palo Verde write-off. The 1994 rate settlement also provided for the accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995.

4.  Common and Preferred Stocks

Non-redeemable preferred stock is not redeemable except at the option of the Company. Redeemable preferred stock is redeemable through sinking fund obligations in addition to being callable by the Company. Common and preferred stock balances at December 31 are shown below:

                                     Number of Shares                              Par Value
                                     ----------------                              ---------
                                                                                                                    Call
                                                Outstanding                                 Outstanding            Price
                                         ----------------------           Per          ---------------------        Per
                            Authorized       1995        1994            Share         1995            1994       Share(a)
                            ----------   ----------  ----------          -----         ------         ------     --------
                                                                                       (Thousands of Dollars)

Common Stock ............  100,000,000   71,264,947  71,264,947      $   2.50       $ 178,162       $ 178,162         --
                                         ==========  ==========                     =========       =========

Preferred Stock:
   Non-Redeemable:
   $1.10 ................      160,000      155,945     155,945         25.00       $   3,898       $   3,898   $  27.50
   $2.50 ................      105,000      103,254     103,254         50.00           5,163           5,163      51.00
   $2.36 ................      120,000      40,000       40,000         50.00           2,000           2,000      51.00
   $4.35 ................      150,000      75,000       75,000        100.00           7,500           7,500     102.00
   Serial preferred          1,000,000
        $2.40 Series A...                   240,000     240,000         50.00          12,000          12,000      50.50
        $2.625 Series C..                   240,000     240,000         50.00          12,000          12,000      51.00
        $2.275 Series D..                   200,000     200,000         50.00          10,000          10,000      50.50
        $3.25 Series E...                   320,000     320,000         50.00          16,000          16,000      51.00
   Serial preferred .....    4,000,000(b)
      Adjustable rate --
   Series Q .............                   500,000     500,000        100.00          50,000          50,000         (c)
   Serial preferred .....   10,000,000
   $1.8125 Series W .....                 3,000,000   3,000,000         25.00          75,000          75,000         (d)
                                          ---------   ---------                     ---------       ---------
   Total ................                 4,874,199   4,874,199                     $ 193,561       $ 193,561
                                          =========   =========                     =========       =========

   Redeemable:
   Serial preferred:
    $10.00 Series U .....                   500,000     500,000        100.00          50,000          50,000
    $7.875 Series V .....                   250,000     250,000        100.00          25,000          25,000         (e)
                                          ---------  ----------                     ---------       ---------
        Total                               750,000     750,000                     $  75,000       $  75,000
                                          =========  ==========                     =========       =========

----------

(a) In each case plus accrued dividends.

(b) This authorization also covers all outstanding redeemable preferred stock.

(c)Dividend  rate adjusted  quarterly to 2% below that of certain  United States
   Treasury securities, but in no event less than 6% or greater than 12% per annum. Redeemable at par.

(d) Redeemable at par after December 1, 1998.

(e)Redeemable at $105.51 through May 31, 1996, and thereafter declining by a predetermined amount each year to par after May 31, 2002.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

If there were to be any arrearage in dividends on any of its preferred stock or in the sinking fund requirements applicable to any of its redeemable preferred stock, the Company could not pay dividends on its common stock or acquire any shares thereof for consideration. The redemption requirements for the above issues for the next five years are: $0 in 1996 and $10.0 million in each of the years 1997 through 2000.

Redeemable preferred stock transactions during each of the three years in the period ended December 31 are as follows:

                                             Number of Shares                            Par Value
                                                Outstanding                             Outstanding
                                  -------------------------------------    -------------------------------------
                                                                                  (Thousands of Dollars)
      Description                   1995          1994          1993         1995          1994          1993
      -----------                   -----         ----          ----         ----          ----          ----
Balance, January 1 ............   750,000      1,976,100     2,256,350     $75,000  $     197,610    $  225,635
   Retirements:
           $8.80 Series K .....        --       (142,100)      (45,000)         --        (14,210)       (4,500)
           $11.50 Series R ....        --       (284,000)      (35,250)         --        (28,400)       (3,525)
           $8.48 Series S .....        --       (300,000)     (200,000)         --        (30,000)      (20,000)
           $8.50 Series T .....        --       (500,000)           --          --        (50,000)         --
                                  -------       --------     ---------     -------  -------------    ----------
Balance, December 31 ..........   750,000        750,000     1,976,100     $75,000  $      75,000    $  197,610
                                  =======       ========     =========     =======  =============    ==========


5. Long-Term Debt

The following table presents long-term debt outstanding:

                                                                                          December 31,
                                                                                          ------------
                                                  Maturity Dates    Interest Rates      1995         1994
                                                  --------------    --------------      ----         ----
                                                                                     (Thousands of Dollars)

First mortgage bonds                                1997-2028       5.5%-13.25%(a)   $1,604,317   $1,740,071
Pollution control indebtedness                      2024-2029       Adjustable(b)       433,280      418,824
Debentures(c)                                            2025               10%          75,000         --
Capitalized lease obligation(d)                     1995-2001             7.48%          22,936       26,365
                                                                                     ----------   ----------
        Total long-term debt                                                          2,135,533    2,185,260
Less current maturities                                                                   3,512        3,428
                                                                                     ----------   ----------
        Total long-term debt less current maturities                                 $2,132,021   $2,181,832
                                                                                     ==========   ==========

----------

(a)The weighted-average rate at December 31, 1995 and 1994 was 7.79% and 8.04%, respectively. The weighted-average years to maturity at December 31, 1995 and 1994 was 19 years.

(b)The weighted-average rates for the years ended December 31, 1995 and 1994 were 4.31% and 3.91%, respectively. Changes in short-term interest rates would affect the costs associated with this debt.

(c)Junior subordinated deferrable interest debentures due in 2025, redeemable at the option of the Company as a whole or in part on or after January 31, 2000 at par plus accrued interest.

(d)Represents the present value of future lease payments (discounted at an interest rate of 7.48%) on a combined cycle plant sold and leased back from the independent owner-trustee formed to own the facility (see Note 8).

Aggregate annual principal payments due on long-term debt and for sinking fund requirements through 2000 are as follows: 1996, $3.5 million; 1997, $153.8 million; 1998, $104.1 million; 1999, $104.4 million; and 2000, $104.7 million.
See Note 4 for redemption and sinking fund requirements of redeemable preferred stock of the Company.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

Substantially all utility plant (other than nuclear fuel, transportation equipment and the combined cycle plant) is subject to the lien of the mortgage bond indenture. The mortgage bond indenture includes provisions which would restrict the payment of common stock dividends under certain conditions which did not exist at December 31, 1995.

6. Lines of Credit
The Company had committed lines of credit with various banks of $300 million at December 31, 1995 and 1994, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees at December 31, 1995 and 1994 on $200 million of these lines were 0.15% and 0.20% per annum, respectively, and on $100 million were 0.10% and 0.15% per annum, respectively. The Company had commercial paper borrowings outstanding of $177.8 million at December 31, 1995 and $131.5 million at December 31, 1994. The weighted average interest rate on commercial paper borrowings was 6.06% on December 31, 1995 and 6.25% on December 31, 1994. By Arizona statute, the Company's short-term borrowings cannot exceed 7% of its total capitalization without the consent of the ACC.

7. Jointly-Owned Facilities
At December 31, 1995, the Company owned interests in the following jointly-owned electric generating and transmission facilities. The Company's share of related operating and maintenance expenses is included in operating expenses.

                                            Percent                           Construction
                                            Owned by   Plant in     Accumulated  Work in
                                            Company    Service     Depreciation  Progress
                                            -------    -------     ------------  --------
                                                       (Thousands of Dollars)
Generating Facilities:
  Palo Verde Nuclear Generating Station
    Units 1 and 3 .....................     29.1%    $1,823,062   $  477,569   $   18,743
  Palo Verde Nuclear Generating Station
    Unit 2 (see Note 8) ...............     17.0%       556,236      149,837        9,925
  Four Corners Steam Generating Station
    Units 4 and 5 .....................     15.0%       142,449       54,349        1,208
  Navajo Steam Generating Station
    Units 1, 2 and 3 ..................     14.0%       139,607       78,490       38,633
  Cholla Steam Generating Station
    Common Facilities (a) .............     62.8%(b)     70,761       35,900          734
Transmission Facilities:
  ANPP 500KV System ...................     35.8%(b)     62,607       16,589        1,106
  Navajo Southern System ..............     31.4%(b)     26,737       15,561           23
  Palo Verde-Yuma 500KV System ........     23.9%(b)     11,375        3,483            9
  Four Corners Switchyards ............     27.5%(b)      3,068        1,561           53
  Phoenix-Mead System .................     17.1%(b)       --           --         39,918

----------

(a)The Company is the operating agent for Cholla Unit 4, which is owned by PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.
(b) Weighted average of interests.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

8. Leases

In 1986, the Company entered into sale and leaseback transactions under which it sold approximately 42% of its share of Palo Verde Unit 2 and certain common facilities. The gain of approximately $140.2 million has been deferred and is being amortized to operations expense over the original lease term. The leases are being accounted for as operating leases. The amounts to be paid each year approximate $40.1 million through 1999, $46.3 million in 2000 and $49.0 million through 2015. Options to renew for two additional years and to purchase the property at fair market value at the end of the lease terms are also included. Consistent with the ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset (totaling approximately $56.9 million at December 31, 1995) has been established for the difference between lease payments and rent expense calculated on a straight-line basis. Lease expense for 1995, 1994 and 1993 was $41.7 million, $42.2 million and $41.8 million, respectively.

The Company has a capital lease on a combined cycle plant which it sold and leased back. The lease requires semiannual payments of $2.6 million through June 2001, and includes renewal and purchase options based on fair market value. This plant is included in plant in service at its original cost of $54.4 million; accumulated amortization at December 31, 1995 was $42.4 million.

In  addition,  the  Company  leases  certain  land,  buildings,   equipment  and
miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates. Rent expense for 1995, 1994 and 1993 was approximately $9.9 million, $10.1 million and $11.1 million, respectively. Annual future minimum rental commitments, excluding the Palo Verde and combined cycle leases, for the period 1996 through 2000 range between $12 million and $13 million. Total rental commitments after the year 2000 are estimated at $115 million.

9. Income Taxes

The Company is included in the consolidated income tax returns of Pinnacle West. Income taxes are allocated to the Company based on its separate company taxable income or loss. Beginning in 1995, substantially all of the unamortized ITCs are being amortized over a five-year period in accordance with the 1994 rate settlement agreement (see Note 3). Prior to 1995, ITCs were deferred and amortized to other income over the estimated lives of the related assets as directed by the ACC.

The Company follows the liability method of accounting for income taxes which requires that deferred income taxes be recorded for all temporary differences between the tax bases of assets and liabilities and the amounts recognized for financial reporting. Deferred taxes are recorded using currently enacted tax rates. In accordance with SFAS No. 71, a regulatory asset has been established for certain temporary differences, primarily AFUDC equity, that are flowed through for regulatory purposes. This regulatory asset is being amortized as the related differences reverse.

The components of income tax expense are as follows:

                                            Year Ended December 31,
                                       -----------------------------
                                       1995         1994        1993
                                       ----         ----        ----
                                          (Thousands of Dollars)
Current:
  Federal ........................  $ 120,196  $   74,272    $ 69,243
  State ..........................     33,368      26,447      23,915
                                    ---------  ----------    --------
      Total current ..............    153,564     100,719      93,158

Deferred .........................     17,933      83,350     102,697
Change in valuation allowance ....     (2,589)         --          --
Investment tax credit amortization    (27,641)     (6,825)     (6,948)
                                    ---------  ----------    --------
      Total expense ..............  $ 141,267  $  177,244    $188,907
                                    =========  ==========    ========

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

Income tax expense differed from the amount computed by multiplying income before income taxes by the statutory federal income tax rate due to the following:

                                                                  Year Ended December 31,
                                                                --------------------------
                                                                1995       1994       1993
                                                                ----       ----       ----
                                                                  (Thousands of Dollars)

Federal income tax expense at statutory rate, 35% ..........$  133,293 $  147,256 $  153,753
Increase (reductions) in tax expense resulting from:
        Tax under book depreciation ........................    18,186     17,236     17,671
        ITC amortization ...................................   (27,641)    (6,825)    (6,922)
        State income tax-- net of federal income tax benefit    21,770     24,947     27,005
        Other ..............................................    (4,341)    (5,370)    (2,600)
                                                            ---------- ---------- ----------
                Income tax expense .........................$  141,267 $  177,244 $  188,907
                                                            ========== ========== ==========

The components of the net deferred income tax liability were as follows:

                                                                        December 31,
                                                                    ------------------
                                                                    1995          1994
                                                                    ----          ----
                                                                 (Thousands of Dollars)
Deferred tax assets:
Deferred gain on Palo Verde Unit 2 sale/leaseback .........   $    60,686    $    63,720
Alternative minimum tax ...................................          --           14,089
Other .....................................................        78,021         73,084
Valuation allowance .......................................       (12,483)       (15,072)
                                                              -----------    -----------
        Total deferred tax assets .........................       126,224        135,821
                                                              -----------    -----------

Deferred tax liabilities:
        Plant related .....................................       813,229        802,645
        Income taxes recoverable through future rates-- net       548,464        557,049
        Palo Verde deferrals ..............................       148,395        153,410
        Other .............................................        39,965         39,787
                                                              -----------    -----------
                Total deferred tax liabilities ............     1,550,053      1,552,891
                                                              -----------    -----------

Accumulated deferred income taxes-- net ...................   $ 1,423,829    $ 1,417,070
                                                              ===========    ===========


10. Pension Plan and Other Benefits

Pension Plan
The Company  sponsors a defined  benefit  pension plan  covering substantially all employees. Benefits are based on years of service and compensation utilizing a final average pay benefit formula. The funding policy is to contribute the net periodic cost accrued each year. However, the contribution will not be less than the minimum required contribution nor greater than the maximum tax-deductible contribution. Plan assets consist primarily of domestic and international common stocks and bonds and real estate. Pension cost, including administrative cost, for 1995, 1994 and 1993 was approximately $21.1 million, $25.4 million and $14.0 million, respectively, of which approximately $9.6 million, $11.9 million and $6.5 million, respectively, was charged to expense. The remainder was either capitalized or billed to others.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

The components of net periodic pension costs (excluding the costs of special termination benefits of $1.4 million in 1994) are as follows:


                                                    1995       1994       1993
                                                    ----       ----       ----
                                                      (Thousands of Dollars)

Service cost-benefits earned during the period   $ 16,038   $ 20,345   $ 16,754
Interest cost on projected benefit obligation      39,328     39,377     34,724
Return on plan assets ........................    (82,209)     6,105    (51,597)
Net amortization and deferral ................     45,976    (44,000)    13,420
                                                 --------   --------   --------
Net periodic pension cost ....................   $ 19,133   $ 21,827   $ 13,301
                                                 ========   ========   ========


A reconciliation of the funded status of the plan to the amounts recognized in the balance sheet is presented below:

                                                                             1995          1994
                                                                             ----          ----
                                                                           (Thousands of Dollars)

Plan assets at fair value .............................................  $  469,820    $  388,010
                                                                         ----------    ----------
Less:
        Accumulated benefit obligation, including vested benefits
                of $396,138 and $308,474 in 1995 and 1994, respectively     428,258       333,564
        Effect of projected future compensation increases .............     149,836       112,780
                                                                          ---------     ---------
Total projected benefit obligation ....................................     578,094       446,344
                                                                          ---------     ---------
Plan assets less than projected benefit obligation ....................    (108,274)      (58,334)
Plus:
        Unrecognized net loss (gain) from past experience
                different from that assumed ...........................      44,614        (9,372)
        Unrecognized prior service cost ...............................      23,800        25,527
        Unrecognized net transition asset .............................     (32,809)      (36,025)
                                                                          ---------     ---------
Accrued pension liability .............................................   $ (72,669)    $ (78,204)
                                                                          =========     =========

Principal actuarial assumptions used were:
        Discount rate .................................................       7.25%         8.75%
        Rate of increase in compensation levels .......................       4.50%         5.00%
        Expected long-term rate of return on assets ...................       9.00%         9.00%


In addition to the defined benefit pension plan, the Company also sponsors qualified defined contribution plans. Collectively, these plans cover substantially all employees. The plans provide for employee contributions and partial employer matching contributions after certain eligibility requirements are met. The cost of these plans for 1995, 1994 and 1993 was $6.9 million, $6.8 million and $6.3 million, respectively, of which $3.1 million, $3.2 million and $3.0 million, respectively, was charged to expense.

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

Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The postretirement benefit cost for 1995, 1994 and 1993 was approximately $23 million, $28 million and $34 million, respectively, of which approximately $13 million, $13 million and $17 million was charged to expense. The remainder was either capitalized or billed to others.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

The components of net periodic postretirement benefit costs are as follows:
                                                     1995       1994       1993
                                                     ----       ----       ----
                                                      (Thousands of Dollars)

Service cost-benefits earned during the period    $  6,735   $  8,785   $  9,510
Interest cost on accumulated benefit obligation     13,743     14,026     15,630
Return on plan assets .........................    (15,133)    (6,459)       --
Net amortization and deferral .................     17,142     11,619      9,146
                                                  --------   --------   --------
Net periodic postretirement benefit cost ......   $ 22,487   $ 27,971   $ 34,286
                                                  ========   ========   ========


A reconciliation of the funded status of the plan to the amounts recognized in the balance sheet is presented below:

                                                                                       1995         1994
                                                                                       ----         ----
                                                                                     (Thousands of Dollars)

Plan assets at fair value ......................................................   $  81,309     $  49,666
                                                                                   ---------     ---------
Less accumulated postretirement benefit obligation:
        Retirees ...............................................................      90,222        65,552
        Fully eligible plan participants .......................................      15,497         9,128
        Other active plan participants .........................................     106,568        87,201
                                                                                   ---------     ---------
                   Total accumulated postretirement benefit obligation .........     212,287       161,881
                                                                                   ---------     ---------
Plan assets less than accumulated benefit obligation ...........................    (130,978)     (112,215)
Plus:
        Unrecognized transition obligation .....................................     155,481       164,627
        Unrecognized net gain from past experience different from that
                assumed ........................................................     (24,561)      (52,470)
                                                                                   ---------     ---------
Accrued postretirement liability ...............................................   $     (58)    $     (58)
                                                                                   =========     =========

Principal actuarial assumptions used were:
        Discount rate ..........................................................        7.25%         8.75%
        Annual salary increases for life insurance obligation ..................        4.50%         5.00%
        Weighted average expected long-term rate of return on assets-- after tax        7.64%         7.71%
        Initial health care cost trend rate-- under age 65 .....................        9.50%        11.50%
        Initial health care cost trend rate-- age 65 and over ..................        8.50%         8.50%
        Ultimate health care cost trend rate (reached in the year 2002) ........        5.50%         5.50%

Assuming a one percent increase in the health care cost trend rate, the 1995 cost of postretirement benefits other than pensions would increase by approximately $4.5 million and the accumulated benefit obligation as of December 31, 1995 would increase by approximately $33.3 million.

11. Commitments and Contingencies

Litigation
The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the operations or financial position of the Company.

Palo Verde Nuclear Generating Station
The Company has encountered tube cracking in steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically in conjunction with inspections made during scheduled outages at the Palo Verde units. The Company's ongoing analyses indicate that it will be economically desirable for the Company to replace the Unit 2 steam generators, which have been most affected by tube

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

cracking, in five to ten years. The Company expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration, and the Company estimates that its share of the replacement costs (in 1995 dollars and including installation and replacement power costs) will be between $30 million and $50 million, most of which will be incurred after the year 2000. The Company expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit incremental outage time to approximately 50 days. Based on the latest available data, the Company estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although the Company will continue its normal periodic assessment of these steam generators.

The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by this program exceed the accumulated funds for this program, the Company could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon the Company's 29.1% interest in the three Palo Verde units, the Company's maximum potential assessment per incident for all three units is approximately $69 million, with an annual payment limitation of approximately $9 million.

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

Construction  Program
Total capital expenditures in 1996 are estimated at $246 million.

Fuel and Purchased Power Commitments
The Company is a party to various fuel and purchased power contracts with terms expiring from 1996 through 2020 that include required purchase provisions. The Company estimates its 1996 contract requirements to be approximately $99 million. However, this amount may vary significantly pursuant to certain provisions in such contracts which permit the Company to decrease its required purchases under certain circumstances.

Additionally, the Company is contractually obligated to reimburse certain coal providers for amounts incurred for coal mine reclamation. The Company's share of the total obligation is estimated at $123 million. The portion of the coal mine reclamation obligation related to coal already burned was recorded in 1995 on the Balance Sheets as "Deferred Credits -- Other" with a corresponding regulatory asset for approximately $74 million.

12. Nuclear Decommissioning Costs

In 1995, the Company recorded $11.7 million for decommissioning expense. The Company estimates it will cost approximately $2.0 billion ($421 million in 1995 dollars), over a fourteen year period beginning in 2024, to decommission its 29.1% interest in Palo Verde. Decommissioning costs are charged to expense over the respective unit's operating license term and are included in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are currently recovered in rates.

The Company is utilizing a 1995 site-specific study for Palo Verde, prepared for the Company by an independent consultant, that assumes the prompt removal/dismantlement method of decommissioning. The Company is required to update the study every three years.

As required by regulation, the Company has established external trust accounts into which quarterly deposits are made for decommissioning. As of December 31, 1995, the Company had deposited a total of $56.7 million. The trust accounts are included in "Investments and Other Assets" on the Balance Sheets at a market value of $74.5 million on December 31, 1995. The trust funds are invested primarily in fixed-income securities and domestic

                                      APS
                         NOTES TO FINANCIAL STATEMENTS


stock and are classified as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation.

In 1994, FASB added a project to its agenda on accounting for nuclear decommissioning obligations. FASB recently issued an exposure draft "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets" (formerly Nuclear Decommissioning) which would require the estimated present value of the cost of decommissioning and certain other removal costs to be recorded as a liability, along with an offsetting plant asset when a decommissioning or other removal obligation is incurred. FASB has requested comments on its proposed statement. The expected effective date is 1997. The Company is unable at this time to determine what impact the final statement may have on its financial position or results of operation.

13. Selected Quarterly Financial Data (Unaudited)
Quarterly financial information for 1995 and 1994 is as follows:
                        Electric
                        Operating     Operating        Net       Earnings for
Quarter                 Revenues      Income(a)       Income     Common Stock
-------                 --------      ---------       ------     ------------
                                         (Thousands of Dollars)
1995
        First       $     336,968 $     73,214  $     37,832  $     33,025
        Second            380,178       88,719        53,452        48,676
        Third             549,082      162,602       128,345       123,570
        Fourth            348,724       57,219        19,941        15,165
1994
        First       $     346,049 $     67,147  $     38,468  $     30,958
        Second            397,156       83,607        65,851        58,879
        Third             540,883      155,115       116,267       110,359
        Fourth            342,080       62,564        22,900        18,016
----------

(a)The Company's operations are subject to seasonal fluctuations primarily as a result of weather conditions. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

14. Fair Value of Financial Instruments

The Company estimates that the carrying amounts of its cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1995 and 1994 due to their short maturities. Investments in debt and equity securities are held for purposes other than trading. The December 31, 1995 and 1994 fair values of debt and equity investments, determined by using quoted market values or by discounting cash flows at rates equal to the Company's cost of capital, approximate their carrying amounts.

The carrying value of long-term debt (excluding a capitalized lease obligation) on December 31, 1995 and 1994 was $2.11 billion and $2.16 billion, respectively, and the estimated fair value was $2.14 billion and $1.99 billion, respectively. The fair value estimates are based on quoted market prices of the same or similar issues.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

   None.
                                   PART III

                       ITEM 10. DIRECTORS AND EXECUTIVE
                          OFFICERS OF THE REGISTRANT

   Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of shareholders to be held on May 21, 1996 (the "1996 Proxy Statement") and to the Supplemental Item -- "Executive Officers of the Registrant" in Part I of this report.

                       ITEM 11. EXECUTIVE COMPENSATION

   Reference is hereby made to the fourth paragraph under the heading "The Board and its Committees," and to "Executive Compensation" in the 1996 Proxy Statement.

                        ITEM 12. SECURITY OWNERSHIP OF
                   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is hereby made to "Principal Holders of Voting Securities" and "Ownership of Pinnacle West Securities by Management" in the 1996 Proxy Statement.

           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is hereby made to the last paragraph under the heading "The Board and its Committees" in the 1996 Proxy Statement.

                                   PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS

   See the Index to Financial Statements in Part II, Item 8 on page 19       .


EXHIBITS FILED

 EXHIBIT NO.                                     DESCRIPTION
-----------                                      -----------
 3.1         --  Bylaws, amended as of February 20, 1996
10.1(a)      --  1996 Senior Management Variable Pay Plan
10.2(a)      --  1996 Officers Variable Pay Plan
10.3         --  Amendment No. 1 dated April 5, 1995 to the Long-Term Power Transactions Agreement
                 and Asset Purchase and Power Exchange Agreement between PacifiCorp and the
                 Company
10.4         --  Restated Transmission Agreement between PacifiCorp and the Company dated April 5,
                 1995
10.5         --  Contract among PacifiCorp, the Company and United States Department of Energy
                 Western Area Power Administration, Salt Lake Area Integrated Projects for Firm
                 Transmission Service dated May 5, 1995
10.6         --  Reciprocal Transmission Service Agreement between the Company and PacifiCorp dated as of March 2, 1994
10.7(a)      --  Letter Agreement dated as of January 1, 1996 between the Company and Kenneth M.
                 Carr for consulting services
10.8(a)      --  Letter  Agreement  dated as of  January  1,  1996  between  the
                 Company and Robert G.
                 Matlock & Associates, Inc. for consulting services
10.9(a)      --  First Amendment to the Arizona Public Service Company Severance Plan as adopted on August 19, 1994
10.10(a)     --  Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor
                 Development Company and El Dorado Investment Company Deferred Compensation Plan
                 as amended and restated effective January 1, 1996
10.11(a)     --  Arizona Public Service Company Supplemental Excess Benefit Retirement Plan as
                 amended and restated on December 20, 1995
23.1         --  Consent of Deloitte & Touche LLP
27.1         --  Financial Data Schedule



   In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation
Section 201.24 by reference to the filings set forth below:


 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                         ---------------------------    -------   --------------
 3.2          Resolution of Board of              3.2 to 1994 Form 10-K          1-4473      3-30-95
              Directors temporarily               Report
              suspending Bylaws in part

 3.3          Articles of Incorporation,          4.2 to Form S-3                1-4473      9-29-93
              restated as of May 25, 1988         Registration Nos.
                                                  33-33910 and 33-55248
                                                  by means of September 24,
                                                  1993 Form 8-K Report


 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                         ---------------------------    -------   --------------
 3.4          Certificates pursuant to            4.3 To Form S-3 Registration   1-4473      9-29-93
              Sections 10-152.01 and 10-016,      Nos. 33-33910 and 33-55248
              Arizona Revised Statutes,           by means of September 24,
              establishing Series A               1993 Form 8-K Report
              through V of the Company's
              Serial Preferred Stock

 3.5          Certificate pursuant to             4.4 to Form S-3 Registration   1-4473      9-29-93
              Section 10-016, Arizona             Nos. 33-33910 and 33-55248
              Revised Statutes,                   by means of September 24,
              establishing Series W               1993 Form 8-K Report
              of the Company's Serial
              Preferred Stock

 4.1          Mortgage and Deed of Trust          4.1 to September 1992 Form     1-4473      11-9-92
              Relating to the Company's First     10-Q Report
              Mortgage Bonds, together with
              forty-eight indentures
              supplemental thereto

 4.2          Forty-ninth Supplemental            4.1 to 1992 Form 10-K Report   1-4473      3-30-93
              Indenture

 4.3          Fiftieth Supplemental Indenture     4.2 to 1993 Form 10-K Report   1-4473      3-30-94

 4.4          Fifty-first Supplemental            4.1 to August 1, 1993 Form
              Indenture                           8-K Report                     1-4473      9-27-93

 4.5          Fifty-second Supplemental           4.1 to September 30, 1993      1-4473     11-15-93
              Indenture                           Form 10-Q Report

  4.6          Fifty-third Supplemental            4.5 to Registration            1-4473       3-1-94
              Indenture                           Statement No. 33-61228 by
                                                  means of February 23, 1994
                                                  Form 8-K Report

 4.7          Agreement, dated March 21,          4.1 to 1993 Form 10-K Report   1-4473      3-30-94
              1994, relating to the filing of
              instruments defining the rights
              of holders of long-term debt
              not in excess of 10% of the
              Company's total assets

 4.8          Indenture dated as of January       4.6 to Registration            1-4473      1-11-95
              1, 1995 among the Company and       Statement Nos. 33-61228 and
              The Bank of New York,               33-55473 by means of January
              as Trustee                          1, 1995 Form 8-K Report

 4.9          Agreement of Resignation,           4.1 to September 25, 1995
              Appointment, Acceptance and         Form 8-K Report                1-4473     10-24-95
              Assignment dated as of August
              18, 1995 by and among the
              Company, Bank of America
              National Trust and Savings
              Association and The Bank of
              New York

10.12         Two separate Decommissioning        10.2 to September 1991 Form    1-4473     11-14-91
              Trust Agreements (relating to       10-Q
              PVNGS  Units 1 and 3,
              respectively),  each
              dated  July 1,  1991,
              between the Company
              and Mellon Bank, N.A., as
              Decommissioning Trustee

 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                         ---------------------------    -------   --------------
10.13         Amendment No. 1 to                  10.1 to 1994 Form 10-K         1-4473      3-30-95
              Decommissioning Trust Agreement     Report
              (PVNGS Unit 1) dated as of
              December 1, 1994

10.14         Amendment No. 1 to                  10.2 to 1994 Form 10-K         1-4473      3-30-95
              Decommissioning Trust Agreement     Report
              (PVNGS Unit 3) dated as of
              December 1, 1994

10.15         Amended and Restated                10.1 to Pinnacle West 1991     1-8962      3-26-92
              Decommissioning Trust Agreement     Form 10-K Report
              (PVNGS Unit 2) dated as of
              January 31, 1992, among the
              Company, Mellon Bank, N.A., as
              Decommissioning Trustee, and
              State Street Bank and Trust
              Company, as successor to The
              First National Bank of Boston,
              as Owner Trustee under two
              separate Trust Agreements, each
              with a separate Equity
              Participant, and as Lessor
              under two separate Facility
              Leases, each relating to an
              undivided interest in PVNGS
              Unit 2

10.16         First Amendment to Amended and      10.2 to 1992 Form 10-K         1-4473      3-30-93
              Restated Decommissioning Trust      Report
              Agreement (PVNGS Unit 2), dated
              as of November 1, 1992

10.17         Amendment No. 2 to Amended and      10.3 to 1994 Form 10-K         1-4473      3-30-95
              Restated Decommissioning Trust      Report
              Agreement (PVNGS Unit 2) dated
              as of November 1, 1994

10.18         Asset Purchase and Power            10.1 to June 1991 Form 10-Q    1-4473       8-8-91
              Exchange Agreement dated            Report
              September 21, 1990 between the
              Company and PacifiCorp, as
              amended as of October 11, 1990
              and as of July 18, 1991

10.19         Long-Term Power Transactions        10.2 to June 1991 Form 10-Q    1-4473       8-8-91
              Agreement dated September 21,       Report
              1990 between the Company and
              PacifiCorp, as amended as of
              October 11, 1990 and as of July
              8, 1991

10.20         Contract, dated July 21, 1984,      10.31 to Pinnacle West's       2-96386     3-13-85
              with DOE providing for the          Form S-14 Registration
              disposal of nuclear fuel and/or     Statement
              high-level radioactive waste,
              ANPP

10.21         Indenture of Lease with Navajo      5.01 to Form S-7               2-59644      9-1-77
              Tribe of Indians, Four Corners      Registration Statement
              Plant

 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                         ---------------------------    -------   --------------
10.22         Supplemental and Additional         5.02 to Form S-7               2-59644      9-1-77
              Indenture of Lease, including       Registration Statement
              amendments and supplements to
              original lease with Navajo
              Tribe of Indians, Four Corners
              Plant

10.23         Amendment and Supplement No. 1      10.36 to Registration           1-8962     7-25-85
              to Supplemental and Additional      Statement on Form 8-B of
              Indenture of Lease, Four            Pinnacle West
              Corners, dated April 25, 1985

10.24         Application and Grant of            5.04 to Form S-7               2-59644      9-1-77
              multi-party rights-of-way and       Registration Statement
              easements, Four Corners Plant
              Site

10.25         Application and Amendment No. 1     10.37 to Registration           1-8962     7-25-85
              to Grant of multi-party             Statement on Form 8-B of
              rights-of-way and easements,        Pinnacle West
              Four Corners Power Plant Site,
              dated April 25, 1985

10.26         Application and Grant of            5.05 to Form S-7               2-59644      9-1-77
              Arizona Public Service Company      Registration Statement
              rights-of-way and easements,
              Four Corners Plant Site

10.27         Application and Amendment No. 1     10.38 to Registration           1-8962     7-25-85
              to Grant of Arizona Public          Statement on Form 8-B of
              Service Company rights-of-way       Pinnacle West
              and easements, Four Corners
              Power Plant Site, dated April
              25, 1985

10.28         Indenture of Lease, Navajo          5(g) to Form S-7               2-36505     3-23-70
              Units 1, 2, and 3                   Registration Statement

10.29         Application and Grant of            5(h) to Form S-7               2-36505     3-23-70
              rights-of-way and easements,        Registration Statement
              Navajo Plant

10.30         Water Service Contract              5(l) to Form S-7               2-39442     3-16-71
              Assignment with the United          Registration Statement
              States Department of Interior,
              Bureau of Reclamation, Navajo
              Plant

10.31         Arizona Nuclear Power Project       10.1 to 1988 Form 10-K          1-4473     3-8-89
              Participation Agreement, dated      Report
              August 23, 1973, among the
              Company, Salt River Project
              Agricultural Improvement and
              Power District, Southern
              California Edison Company,
              Public Service Company of New
              Mexico, El Paso Electric
              Company, Southern California
              Public Power Authority, and
              Department of Water and Power
              of the City of Los Angeles, and
              amendments 1-12 thereto


 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                         ---------------------------    -------   --------------
10.32         Amendment  No. 13 dated as of       10.1 to March 1991 Form 10-Q    1-4473      5-15-91
              April 22, 1991,  to Arizona         Report
              Nuclear Power  Project
              Participation  Agreement,
              dated  August 23, 1973,
              among the Company, Salt River
              Project Agricultural Improvement
              and Power District, Southern
              California Edison Company,
              Public Service Company  of
              New  Mexico,  El  Paso  Electric
              Company, Southern California
              Public Power Authority, and
              Department of Water and Power
              of the City of Los Angeles

10.33(b)      Facility Lease,  dated as of        4.3 to Form S-3 Registration   33-9480     10-24-86
              August 1, 1986,  between State      Statement
              Street Bank and Trust Company, as
              successor to The First National
              Bank of Boston, in its capacity
              as Owner Trustee, as Lessor,
              and the Company, as Lessee

10.34(b)      Amendment No. 1, dated as of        10.5 to September 1986 Form     1-4473     12-4-86
              November 1, 1986, to Facility       10-Q Report by means of
              Lease, dated as of August 1,        Amendment No. 1 on December
              1986, between State Street          Form 8
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, in
              its capacity as Owner Trustee,
              as Lessor, and the Company,
              as 3, 1986 Lessee

10.35(b)      Amendment No. 2 dated as of         10.3 to 1988 Form 10-K          1-4473      3-8-89
              June 1, 1987 to Facility Lease      Report
              dated as of August 1, 1986
              between State Street Bank and
              Trust Company, as successor to
              The First National Bank of
              Boston, as Lessor, and APS, as
              Lessee

10.36(b)      Amendment No. 3, dated as of        10.3 to 1992 Form 10-K          1-4473     3-30-93
              March 17, 1993, to Facility         Report
              Lease,  dated as of August 1,
              1986,  between State Street
              Bank and Trust Company,
              as successor to The First
              National Bank of Boston, as
              Lessor, and the Company, as
              Lessee

 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                         ---------------------------    -------   --------------
10.37         Facility Lease, dated as of         10.1 to November 18, 1986      1-4473      1-20-87
              December 15, 1986, between          Form 8-K Report
              State Street Bank and Trust
              Company, as successor to The
              First National Bank of Boston,
              in its capacity as Owner
              Trustee, as Lessor, and the
              Company, as Lessee

10.38         Amendment No. 1, dated as of       4.13 to Form S-3               1-4473      8-24-87
              August 1, 1987, to Facility         Registration Statement No.
              Lease, dated as of December         33-9480 by means of August
              15, 1986, between State Street      1, 1987 Form 8-K Report
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Lessor, and the Company, as
              Lessee

10.39         Amendment No. 2, dated as of        10.4 to 1992 Form 10-K         1-4473      3-30-93
              March 17, 1993, to Facility         Report
              Lease, dated as of December
              15, 1986, between State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Lessor, and the Company, as
              Lessee

10.40(a)      Directors' Deferred                 10.1 to June 1986 Form 10-Q    1-4473      8-13-86
              Compensation Plan, as               Report
              restated, effective January 1,
              1986

10.41(a)      Second Amendment to the             10.2 to 1993 Form 10-K         1-4473      3-30-94
              Arizona Public Service Company      Report
              Directors' Deferred
              Compensation Plan, effective
              as of January 1, 1993

10.42(a)      Third Amendment to the Arizona      10.1 to September 1994 Form    1-4473     11-10-94
              Public Service Company              10-Q
              Directors' Deferred
              Compensation Plan effective as
              of May 1, 1993

10.43(a)      Arizona Public Service Company      10.4 to 1988 Form 10-K         1-4473       3-8-89
              Deferred Compensation Plan, as      Report
              restated, effective January 1,
              1984, and the second and third
              amendments thereto, dated
              December 22, 1986, and
              December 23, 1987,
              respectively

 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                         ---------------------------    -------   --------------
10.44(a)      Third Amendment to the Arizona      10.3 to 1993 Form 10-K         1-4473      3-30-94
              Public Service Company Deferred     Report
              Compensation Plan, effective as
              of January 1, 1993

10.45(a)      Fourth Amendment to the Arizona     10.2 to September 1994 Form    1-4473     11-10-94
              Public Service Company Deferred     10-Q Report
              Compensation Plan effective as
              of May 1, 1993

10.46(a)      Pinnacle West Capital               10.7 to 1994 Form 10-K         1-4473      3-30-95
              Corporation and Arizona Public      Report
              Service Company Directors'
              Retirement Plan effective as of
              January 1, 1995

10.47(a)      Letter Agreement dated December     10.6 to 1994 Form 10-K         1-4473      3-30-95
              21, 1993, between the Company       Report
              and William L. Stewart

10.48(a)      Agreement for Utility               10.6 to 1988 Form 10-K         1-4473       3-8-89
              Consulting Services, dated          Report
              March 1, 1985, between the
              Company and Thomas G. Woods,
              Jr., and Amendment No. 1
              thereto, dated January 6, 1986

10.49(a)      Letter Agreement, dated April       10.7 to 1988 Form 10-K         1-4473       3-8-89
              3, 1978, between the Company        Report
              and O. Mark DeMichele,
              regarding certain retirement
              benefits granted to Mr.
              DeMichele

10.50(a)      Letter Agreement dated July 28,     10.1 to September 1995 10-Q    1-4473     11-14-95
              1995, between the Company and       Report
              Jaron B. Norberg regarding
              certain of Mr. Norberg's
              retirement benefits

10.51(a)(c)   Key Executive Employment and        10.3 to 1989 Form 10-K         1-4473       3-8-90
              Severance Agreement between the     Report
              Company and certain executive
              officers of the Company

10.52(a)(c)   Revised form of Key Executive       10.5 to 1993 Form 10-K         1-4473      3-30-94
              Employment and Severance            Report
              Agreement between the Company
              and certain executive officers
              of the Company

 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                          ---------------------------    -------   --------------
10.53(a)(c)   Second revised form of Key          10.9 to 1994 Form 10-K         1-4473      3-30-95
              Executive Employment and            Report
              Severance Agreement between the
              Company and certain executive
              officers of the Company

10.54(a)(c)   Key Executive Employment and        10.4 to 1989 Form 10-K         1-4473       3-8-90
              Severance Agreement between the     Report
              Company and certain managers of
              the Company

10.55(a)(c)   Revised form of Key Executive       10.4 to 1993 Form 10-K         1-4473      3-30-94
              Employment and Severance            Report
              Agreement between the Company
              and certain key employees of
              the Company

10.56(a)(c)   Second revised form of Key          10.8 to 1994 Form 10-K         1-4473      3-30-95
              Executive Employment and            Report
              Severance Agreement between the
              Company and certain key
              employees of the Company

10.57(a)      Arizona Public Service Company      10.5 to 1989 Form 10-K         1-4473       3-8-90
              Performance Review Severance        Report
              Pay Plan, effective January 1,
              1990

10.58(a)      Arizona Public Service Company      10.1 to September 30, 1993     1-4473     11-15-93
              Severance Plan as adopted on        Form 10-Q Report
              June 22, 1993

10.59(a)      Pinnacle West Capital               10.1 to 1992 Form 10-K         1-4473      3-30-93
              Corporation Stock Option and        Report
              Incentive Plan

10.60(a)      Pinnacle West Capital               A to the Proxy Statement for   1-8962      4-16-94
              Corporation 1994 Long-Term          the Plan Report Pinnacle
              Incentive Plan effective as of      West 1994 Annual Meeting of
              March 23, 1994                      Shareholders

10.61(a)      Pinnacle West Capital               10.7 to 1993 Form 10-K         1-4473      3-30-94
              Corporation, Arizona Public         Report
              Service Company, SunCor
              Development Company, and El
              Dorado Investment Company
              Supplemental Executive Benefit
              Plan as amended and restated on
              December 31, 1992 effective as
              of January 1, 1992

10.62         Agreement No. 13904 (Option and     10.3 to 1991 Form 10-K         1-4473      3-19-92
              Purchase of Effluent) with          Report
              Cities of Phoenix, Glendale,
              Mesa, Scottsdale, Tempe, Town
              of Youngtown, and Salt River
              Project Agricultural
              Improvement and Power District,
              dated April 23, 1973

 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                         ---------------------------    -------   --------------
10.63         Agreement for the Sale and          10.4 to 1991 Form 10-K         1-4473     3-19-92
              Purchase of Wastewater              Report
              Effluent with City of Tolleson
              and Salt River Agricultural
              Improvement and Power
              District, dated June 12, 1981,
              including Amendment No. 1
              dated as of November 12, 1981
              and Amendment No. 2 dated as
              of June 4, 1986

99.1          Collateral Trust Indenture          4.2 to 1992 Form 10-K Report   1-4473     3-30-93
              among PVNGS II Funding Corp.,
              Inc., the Company and Chemical
              Bank, as Trustee

99.2          Supplemental Indenture to           4.3 to 1992 Form 10-K Report   1-4473     3-30-93
              Collateral Trust Indenture
              among PVNGS II Funding Corp.,
              Inc., the Company and Chemical
              Bank, as Trustee

99.3(b)       Participation Agreement, dated      28.1 to September 1992 Form    1-4473     11-9-92
              as of August 1, 1986, among         10-Q Report
              PVNGS Funding  Corp.,  Inc.,
              Bank of America  National
              Trust and Savings  Association,
              State  Street  Bank and Trust
              Company,  as successor to
              The First National Bank of
              Boston,  in its individual
              capacity and as Owner  Trustee,
              Chemical  Bank, in its individual
              capacity and as Indenture Trustee,
              the Company, and the Equity
              Participant named therein

99.4(b)       Amendment  No. 1 dated as of        10.8 to September 1986 Form    1-4473     12-4-86
              November 1, 1986, to Participation  10-Q Report by means of
              Agreement,  dated as of August 1,   Amendment No. 1, on December
              1986, among PVNGS Funding Corp.,    3, 1986 Form 8
              Inc.,  Bank of America  National
              Trust and  Savings  Association,
              State  Street Bank and Trust
              Company,  as  successor to The First
              National Bank of Boston,
              in its individual  capacity
              and as Owner Trustee, Chemical Bank,
              in its individual capacity and
              as Indenture Trustee, the
              Company, and the Equity
              Participant named therein

 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                         ---------------------------    -------   --------------
99.5(b)       Amendment  No. 2,  dated as         28.4 to 1992 Form 10-K         1-4473      3-30-93
              of March 17,  1993,  to             Report
              Participation Agreement,
              dated as of August 1, 1986,
              among PVNGS Funding Corp.,
              Inc.,  PVNGS II Funding Corp.,
              Inc.,  State Street Bank
              and Trust Company, as successor
              to The First National Bank
              of Boston, in its individual
              capacity and as Owner
              Trustee,  Chemical Bank,
              in its individual capacity and
              as Indenture Trustee,
              the Company, and the  Equity
              Participant named
              therein

99.6(b)       Trust Indenture,  Mortgage,         4.5 to Form S-3 Registration   33-9480    10-24-86
              Security  Agreement and             Statement
              Assignment of
              Facility Lease,  dated as
              of August 1, 1986,  between
              State Street Bank and Trust
              Company, as successor to
              The First National Bank of
              Boston, as Owner Trustee, and
              Chemical Bank, as Indenture
              Trustee

99.7(b)       Supplemental Indenture No. 1,       10.6 to September  1986 Form   1-4473      12-4-86
              dated as of November 1, 1986        10-Q Report by means of
              to Trust Indenture, Mortgage,       Amendment  No.  1 on
              Security Agreement and              December 3, 1986 Form 8
              Assignment of Facility Lease,
              dated as of August 1, 1986,
              between State Street Bank and
              Trust  Company,  as successor
              to The First  National  Bank of
              Boston,  as Owner Trustee,  and
              Chemical  Bank,  as Indenture
              Trustee

99.8(b)       Supplemental Indenture No. 2        4.4 to 1992 Form 10-K Report   1-4473      3-30-93
              to Trust Indenture, Mortgage,
              Security Agreement and
              Assignment of Facility Lease,
              dated as of August 1, 1986,
              between State  Street Bank
              and Trust Company,  as  successor
              to The First National Bank of
              Boston,  as Owner Trustee,
              and Chemical Bank, as Indenture
              Trustee

99.9(b)       Assignment, Assumption and          28.3 to Form S-3               33-9480    10-24-86
              Further Agreement, dated as of      Registration Statement
              August 1, 1986, between the
              Company and State Street Bank
              and Trust Company, as successor
              to The First National Bank of
              Boston, as Owner Trustee

 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                         ---------------------------    -------   --------------
99.10(b)      Amendment No. 1, dated as of        10.10 to September 1986 Form   1-4473     12-4-86
              November 1, 1986, to                10-Q Report by means of
              Assignment, Assumption and          Amendment No. 1 on December
              Further Agreement, dated as of      3, 1986 Form 8
              August 1, 1986, between the
              Company and State Street Bank
              and Trust Company, as successor
              to The First National Bank of
              Boston, as Owner Trustee

99.11(b)      Amendment No. 2, dated as of        28.6 to 1992 Form 10-K         1-4473     3-30-93
              March 17, 1993, to Assignment,      Report
              Assumption and Further
              Agreement, dated as of August
              1, 1986, between the
              Company and State Street Bank
              and Trust Company, as successor
              to The First National Bank of
              Boston, as Owner Trustee

99.12         Participation Agreement, dated      28.2 to September 1992 Form    1-4473     11-9-92
              as of December 15, 1986, among      10-Q Report
              PVNGS Funding Corp., Inc., State
              Street Bank and Trust Company, as
              successor to The First National
              Bank of Boston,  in its individual
              capacity and as Owner  Trustee,
              Chemical  Bank, in its individual
              capacity and as Indenture  Trustee
              under a Trust  Indenture,  the
              Company, and the Owner
              Participant named therein


99.13         Amendment No. 1, dated as of        28.20 to Form S-3              1-4473     8-10-87
              August 1, 1987, to                  Registration Statement No.
              Participation Agreement, dated      33-9480 by means of a
              as of December 15, 1986, among      November 6, 1986 Form 8-K
              PVNGS Funding Corp., Inc. as        Report
              Funding Corporation, State
              Street Bank and Trust Company,
              as successor to The First
              National Bank of Boston, as
              Owner Trustee, Chemical Bank,
              as Indenture Trustee, the
              Company, and the Owner
              Participant named therein

 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                         ---------------------------    -------   --------------
99.14         Amendment  No. 2,  dated as         28.5 to 1992 Form 10-K         1-4473     3-30-93
              of March 17,  1993,  to             Report
              Participation Agreement,
              dated as of December  15,  1986,
              among PVNGS  Funding Corp.,
              Inc., PVNGS II Funding Corp.,
              Inc., State Street Bank and
              Trust Company,  as successor to
              The First National Bank of Boston,
              in its individual capacity and as
              Owner Trustee, Chemical Bank, in
              its individual capacity and as
              Indenture Trustee, the Company,
              and the Owner Participant named
              therein

99.15         Trust Indenture,  Mortgage,         10.2 to November 18, 1986      1-4473     1-20-87
              Security  Agreement and Assignment  Form 8-K Report
              of Facility  Lease,  dated as
              of December  15,  1986,  between
              State Street Bank and Trust
              Company,  as successor to The
              First National Bank of Boston,
              as Owner Trustee, and
              Chemical Bank, as Indenture
              Trustee

99.16         Supplemental Indenture No. 1,       4.13 to Form S-3               1-4473     8-24-87
              dated as of August 1, 1987, to      Registration Statement No.
              Trust Indenture, Mortgage,          33-9480 by means of August
              Security Agreement and              1, 1987 Form 8-K Report
              Assignment of Facility Lease,
              dated as of December 15, 1986,
              between State Street Bank and
              Trust Company, as successor to
              The First National Bank of
              Boston, as Owner Trustee, and
              Chemical Bank, as Indenture
              Trustee

99.17         Supplemental Indenture No. 2        4.5 to 1992 Form 10-K Report   1-4473     3-30-93
              to Trust Indenture, Mortgage,
              Security Agreement and
              Assignment  of  Facility
              Lease,  dated as of December
              15,  1986, between State Street
              Bank and Trust  Company,  as
              successor to The First  National
              Bank of Boston,  as Owner  Trustee,
              and Chemical Bank, as Indenture
              Trustee

99.18         Assignment, Assumption and          10.5 to November 18, 1986      1-4473     1-20-87
              Further Agreement, dated as of      Form 8-K Report
              December 15, 1986, between the
              Company and State Street Bank
              and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee

 EXHIBIT NO.  DESCRIPTION                         ORIGINALLY FILED AS EXHIBIT:   FILE NO.  DATE EFFECTIVE
 -----------  -----------                         ---------------------------    -------   --------------
99.19         Amendment No. 1, dated as of        28.7 to 1992 Form 10-K         1-4473      3-30-93
              March 17, 1993, to                  Report
              Assignment, Assumption and
              Further Agreement, dated as
              of December 15, 1986, between
              the Company and State Street
              Bank and Trust Company, as
              successor to The First
              National Bank of Boston, as
              Owner Trustee

99.20(b)      Indemnity Agreement dated as        28.3 to 1992 Form 10-K         1-4473      3-30-93
              of March 17, 1993 by the            Report
              Company

99.21         Extension Letter, dated as of       28.20 to Form S-3              1-4473      8-10-87
              August 13, 1987, from the           Registration Statement No.
              signatories of the                  33-9480 by means of a
              Participation Agreement to          November 6, 1986 Form 8-K
              Chemical Bank                       Report

99.22         Pledge Agreement dated as of        28.1 to January 21, 1990       1-4473      2-15-90
              January 31, 1990, between           Form 8-K Report
              Pinnacle West Capital Report
              Corporation as Pledgor and
              Citibank, N.A. as Collateral
              Agent

99.23         Arizona Corporation                 28.1 to 1991 Form 10-K         1-4473      3-19-92
              Commission Order dated              Report
              December 6, 1991

99.24         Arizona Corporation                  10.1 to June Form 10-Q        1-4473      8-12-94
              Commission Order dated               Report
              June 1, 1994

99.25         Rate Reduction Agreement             10.1 to December 4, 1995      1-4473     12-14-95
              dated December 4, 1995               Form 8-K Report
              between the Company and the
              ACC Staff

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

REPORTS ON FORM 8-K

   During the quarter ended December 31, 1995, and the period ended March 29, 1996, the Company filed the following Reports on Form 8-K:

   Report filed October 24, 1995 regarding the resignation of Bank of America National Trust and Savings Association as trustee under the Company's Mortgage and Deed of Trust dated as of July 1, 1946, and the appointment of The Bank of New York as the successor trustee.


   Report filed December 14, 1995 regarding the Company's Rate Reduction Agreement with the ACC Staff dated December 4, 1995.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ARIZONA PUBLIC SERVICE COMPANY
                                           (Registrant)


Date: March 29, 1996                       O. MARK DEMICHELE
                                 --------------------------------------
                                     (O. Mark DeMichele, President
                                      and Chief Executive Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                 TITLE                      DATE
----------------------------------------------- -------------------------------- ------------------
                O. MARK DEMICHELE
 -----------------------------------------------   Principal Executive Officer
          (O. Mark DeMichele, President)                   and Director             March 29, 1996

                 WILLIAM J. POST
 -----------------------------------------------
     (William J. Post, Senior Vice President       Principal Accounting Officer
           and Chief Operating Officer)                    and Director             March 29, 1996

                JARON B. NORBERG
 -----------------------------------------------
   (Jaron B. Norberg, Executive Vice President     Principal Financial Officer
           and Chief Financial Officer)                    and Director             March 29, 1996

                 KENNETH M. CARR
 -----------------------------------------------
                (Kenneth M. Carr)                            Director               March 29, 1996

                 MARTHA O. HESSE
 -----------------------------------------------
                (Martha O. Hesse)                            Director               March 29, 1996

             MARIANNE MOODY JENNINGS
 -----------------------------------------------
            (Marianne Moody Jennings)                        Director               March 29, 1996

                ROBERT G. MATLOCK
 -----------------------------------------------
               (Robert G. Matlock)                           Director               March 29, 1996

               JOHN R. NORTON III
 -----------------------------------------------
               (John R. Norton III)                          Director               March 29, 1996

                 DONALD M. RILEY
 -----------------------------------------------
                (Donald M. Riley)                            Director               March 29, 1996


                    SIGNATURE                                 TITLE                      DATE
----------------------------------------------- -------------------------------- ------------------
                HENRY B. SARGENT
 -----------------------------------------------
                (Henry B. Sargent)                           Director               March 29, 1996

                WILMA W. SCHWADA
 -----------------------------------------------
                (Wilma W. Schwada)                           Director               March 29, 1996

                 VERNE D. SEIDEL
 -----------------------------------------------
                (Verne D. Seidel)                            Director               March 29, 1996

                  RICHARD SNELL
 -----------------------------------------------
                 (Richard Snell)                             Director               March 29, 1996

                DIANNE C. WALKER
 -----------------------------------------------
                (Dianne C. Walker)                           Director               March 29, 1996

              BEN F. WILLIAMS, JR.
 -----------------------------------------------
              (Ben F. Williams, Jr.)                         Director               March 29, 1996

              THOMAS G. WOODS, JR.
 -----------------------------------------------
              (Thomas G. Woods, Jr.)                         Director               March 29, 1996


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

                                                 COMMISSION FILE NUMBER 1-4473
================================================================================





                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  ----------

                                 EXHIBITS TO

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                  ----------

                        ARIZONA PUBLIC SERVICE COMPANY
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)






================================================================================

                              INDEX TO EXHIBITS
  EXHIBIT NO.    DESCRIPTION
  -----------    -----------
 3.1         --  Bylaws, amended as of February 20, 1996

10.1(a)      --  1996 Senior Management Variable Pay Plan

10.2(a)      --  1996 Officers Variable Pay Plan

10.3         --  Amendment No. 1 dated April 5, 1995 to the Long-Term Power Transactions
                 Agreement and Asset Purchase and Power Exchange Agreement between PacifiCorp and the Company

10.4         --  Restated Transmission Agreement between PacifiCorp and the Company dated April
                 5, 1995

10.5         --  Contract among PacifiCorp, the Company and United States Department of Energy
                 Western Area Power Administration, Salt Lake Area Integrated Projects for Firm
                 Transmission Service dated May 5, 1995

10.6         --  Reciprocal Transmission Service Agreement between the Company and PacifiCorp dated as of March 2, 1994

10.7(a)      --  Letter Agreement dated as of January 1, 1996 between the Company and Kenneth M.
                 Carr for consulting services

10.8(a)      --  Letter  Agreement  dated as of  January  1,  1996  between  the
                 Company and Robert G. Matlock & Associates, Inc. for consulting services

10.9(a)      --  First Amendment to the Arizona Public Service Company Severance Plan as adopted on August 19, 1994

10.10(a)     --  Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor
                 Development Company and El Dorado Investment Company Deferred Compensation Plan
                 as amended and restated effective January 1, 1996

10.11(a)     --  Arizona Public Service Company Supplemental Excess Benefit Retirement Plan as
                 amended and restated on December 20, 1995

23.1         --  Consent of Deloitte & Touche LLP

27.1         --  Financial Data Schedule


----------
  (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


   For a description of the Exhibits incorporated in this filing by reference, see Part IV, Item 14.