Form 10-Q
period 1996-03-31
ARIZONA PUBLIC SERVICE CO
filed 1996-05-14
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996
                              ---------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

Commission file number     1-4473
                       -------------

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

      400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona 85072-3999
- --------------------------------------------------------------------------------
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

               Number of shares of common stock, $2.50 par value, outstanding as of May 14, 1996: 71,264,947

                                    Glossary
                                    --------


  ACC    - Arizona Corporation Commission

  ACC Staff - Staff of the Arizona Corporation Commission

  AFUDC - Allowance for funds used during construction

  Company - Arizona Public Service Company

  EPA - Environmental Protection Agency

  ITC - Investment tax credit

  1995 10-K - Arizona  Public Service Company Annual Report on Form 10-K for the
              fiscal year ended December 31, 1995

  Palo Verde - Palo Verde Nuclear Generating Station

  Pinnacle West   - Pinnacle West Capital Corporation

  PRP's - Potentially Responsible Parties

  SEC - Securities and Exchange Commission

  Superfund  -  Comprehensive Environmental Response,
                Compensation, and Liability Act

  INDEPENDENT ACCOUNTANTS' REPORT

  Arizona Public Service Company:

  We have reviewed the accompanying condensed balance sheet of Arizona Public Service Company as of March 31, 1996 and the related condensed statements of income for the three-month and twelve-month periods ended March 31, 1996 and 1995 and cash flows for the three-month periods ended March 31, 1996 and 1995. These condensed financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Arizona Public Service Company as of December 31, 1995 and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


  DELOITTE & TOUCHE LLP
  DELOITTE & TOUCHE LLP
  Phoenix, Arizona
  May 2, 1996

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1. Financial Statements
    ----------------------------

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                         -------------------------------------
                                                                               1996                 1995
                                                                         ----------------    -----------------
                                                                                 (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES  . . . . . . . . . . . . . . .           $       345,261     $        336,968
                                                                         ----------------    -----------------

    FUEL EXPENSES:
      Fuel for electric generation . . . . . . . . . . . . . .                    42,334               46,710
      Purchased power  . . . . . . . . . . . . . . . . . . . .                    13,938                8,210
                                                                         ----------------    -----------------
         Total . . . . . . . . . . . . . . . . . . . . . . . .                    56,272               54,920
                                                                         ----------------    -----------------
    OPERATING REVENUES LESS FUEL EXPENSES  . . . . . . . . . .                   288,989              282,048
                                                                         ----------------    -----------------

    OTHER OPERATING EXPENSES:
      Operations excluding fuel expenses . . . . . . . . . . .                    63,769               65,566
      Maintenance  . . . . . . . . . . . . . . . . . . . . . .                    23,974               25,866
      Depreciation and amortization  . . . . . . . . . . . . .                    58,386               60,426
      Income taxes . . . . . . . . . . . . . . . . . . . . . .                    31,359               21,622
      Other taxes  . . . . . . . . . . . . . . . . . . . . . .                    33,979               35,354
                                                                         ----------------    -----------------
         Total . . . . . . . . . . . . . . . . . . . . . . . .                   211,467              208,834
                                                                         ----------------    -----------------
    OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .                    77,522               73,214
                                                                         ----------------    -----------------

    OTHER INCOME (DEDUCTIONS):
      AFUDC - equity . . . . . . . . . . . . . . . . . . . .                       1,675                1,186
      Other - net  . . . . . . . . . . . . . . . . . . . . . .                      (291)               4,784
      Income taxes . . . . . . . . . . . . . . . . . . . . .                       5,650                1,722
                                                                         ----------------    -----------------
         Total . . . . . . . . . . . . . . . . . . . . . . . .                     7,034                7,692
                                                                         ----------------    -----------------
    INCOME BEFORE INTEREST DEDUCTIONS  . . . . . . . . . . . .                    84,556               80,906
                                                                         ----------------    -----------------

    INTEREST DEDUCTIONS:
      Interest on long-term debt . . . . . . . . . . . . . . .                    37,400               41,872
      Interest on short-term borrowings  . . . . . . . . . . .                     2,670                1,224
      Debt discount, premium and expense . . . . . . . . . . .                     2,117                1,974
      AFUDC - debt . . . . . . . . . . . . . . . . . . . . .                      (3,237)              (1,996)
                                                                         ----------------    -----------------
         Total . . . . . . . . . . . . . . . . . . . . . . . .                    38,950               43,074
                                                                         ----------------    -----------------

    NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .                    45,606               37,832
    PREFERRED STOCK DIVIDEND REQUIREMENTS  . . . . . . . . . .                     4,477                4,807
                                                                         ----------------    -----------------
    EARNINGS FOR COMMON STOCK  . . . . . . . . . . . . . . . .           $        41,129     $         33,025
                                                                         ================    =================

    See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                                            Twelve Months
                                                                                           Ended March 31,
                                                                         -------------------------------------
                                                                               1996                 1995
                                                                         ----------------    -----------------
                                                                                 (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES  . . . . . . . . . . . . . . .           $     1,623,245     $      1,617,087
                                                                         ----------------    -----------------


    FUEL EXPENSES:
      Fuel for electric generation . . . . . . . . . . . . . .                   204,552              225,845
      Purchased power  . . . . . . . . . . . . . . . . . . . .                    66,598               61,733
                                                                         ----------------    -----------------
         Total . . . . . . . . . . . . . . . . . . . . . . . .                   271,150              287,578
                                                                         ----------------    -----------------
    OPERATING REVENUES LESS FUEL EXPENSES  . . . . . . . . . .                 1,352,095            1,329,509
                                                                         ----------------    -----------------

    OTHER OPERATING EXPENSES:
      Operations excluding fuel expenses . . . . . . . . . . .                   283,045              291,522
      Maintenance  . . . . . . . . . . . . . . . . . . . . . .                   114,080              114,210
      Depreciation and amortization  . . . . . . . . . . . . .                   240,058              238,624
      Income taxes . . . . . . . . . . . . . . . . . . . . .                     188,602              168,688
      Other taxes  . . . . . . . . . . . . . . . . . . . . . .                   140,248              141,965
                                                                         ----------------    -----------------
         Total . . . . . . . . . . . . . . . . . . . . . . . .                   966,033              955,009
                                                                         ----------------    -----------------
    OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .                   386,062              374,500
                                                                         ----------------    -----------------

    OTHER INCOME (DEDUCTIONS):
      AFUDC - equity . . . . . . . . . . . . . . . . . . . .                       5,471                4,281
      Palo Verde accretion income  . . . . . . . . . . . . .                          --               13,616
      Other - net  . . . . . . . . . . . . . . . . . . . . . .                   (22,107)              21,195
      Income taxes . . . . . . . . . . . . . . . . . . . . .                      41,526                 (527)
                                                                         ----------------    -----------------
         Total . . . . . . . . . . . . . . . . . . . . . . . .                    24,890               38,565
                                                                         ----------------    -----------------
    INCOME BEFORE INTEREST DEDUCTIONS  . . . . . . . . . . . .                   410,952              413,065
                                                                         ----------------    -----------------

    INTEREST DEDUCTIONS:
      Interest on long-term debt . . . . . . . . . . . . . . .                   155,560              162,236
      Interest on short-term borrowings  . . . . . . . . . . .                     9,589                5,834
      Debt discount, premium and expense . . . . . . . . . . .                     8,765                8,416
      AFUDC - debt . . . . . . . . . . . . . . . . . . . . .                     (10,306)              (6,271)
                                                                         ----------------    -----------------
         Total . . . . . . . . . . . . . . . . . . . . . . . .                   163,608              170,215
                                                                         ----------------    -----------------

    NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .                   247,344              242,850
    PREFERRED STOCK DIVIDEND REQUIREMENTS  . . . . . . . . . .                    18,804               22,571
                                                                         ----------------    -----------------
    EARNINGS FOR COMMON STOCK  . . . . . . . . . . . . . . . .           $       228,540     $        220,279
                                                                         ================    =================

    See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                   (Unaudited)

                                                                             March 31,          December 31,
                                                                               1996                 1995
                                                                           --------------       --------------

                                                                                   (Thousands of Dollars)
UTILITY PLANT:
    Electric plant in service and held for future use  . . .             $     6,559,022     $      6,544,860
    Less accumulated depreciation and amortization . . . . .                   2,279,736            2,231,614
                                                                         ----------------    -----------------
       Total . . . . . . . . . . . . . . . . . . . . . . . .                   4,279,286            4,313,246
    Construction work in progress  . . . . . . . . . . . . .                     300,552              281,757
    Nuclear fuel, net of amortization  . . . . . . . . . . .                      59,788               52,084
                                                                         ----------------    -----------------
       Utility plant - net . . . . . . . . . . . . . . . . .                   4,639,626            4,647,087
                                                                         ----------------    -----------------

INVESTMENTS AND OTHER ASSETS :. . . . . . . . . . . . . . .                      104,355               97,742
                                                                         ----------------    -----------------

CURRENT ASSETS:
    Cash and cash equivalents  . . . . . . . . . . . . . . .                      20,300               18,389
    Accounts receivable:
       Service customers . . . . . . . . . . . . . . . . . .                      86,595              100,433
       Other . . . . . . . . . . . . . . . . . . . . . . . .                      18,753               28,107
       Allowance for doubtful accounts . . . . . . . . . . .                      (1,288)              (1,656)
    Accrued utility revenues . . . . . . . . . . . . . . . .                      44,090               53,519
    Materials and supplies, at average cost  . . . . . . . .                      77,660               78,271
    Fossil fuel, at average cost   . . . . . . . . . . . . .                      21,284               21,722
    Deferred income taxes  . . . . . . . . . . . . . . . . .                       5,637                5,653
    Other  . . . . . . . . . . . . . . . . . . . . . . . . .                      17,412               17,839
                                                                         ----------------    -----------------
       Total current assets  . . . . . . . . . . . . . . . .                     290,443              322,277
                                                                         ----------------    -----------------

DEFERRED DEBITS:
    Regulatory asset for income taxes  . . . . . . . . . . .                     546,881              548,464
    Palo Verde Unit 3 cost deferral  . . . . . . . . . . . .                     281,135              283,426
    Palo Verde Unit 2 cost deferral  . . . . . . . . . . . .                     164,358              165,873
    Unamortized costs of reacquired debt . . . . . . . . . .                      67,431               63,518
    Unamortized debt issue costs . . . . . . . . . . . . . .                      17,483               17,772
    Other  . . . . . . . . . . . . . . . . . . . . . . . . .                     273,713              272,103
                                                                         ----------------    -----------------
       Total deferred debits . . . . . . . . . . . . . . . .                   1,351,001            1,351,156
                                                                         ----------------    -----------------

       TOTAL . . . . . . . . . . . . . . . . . . . . . . . .             $     6,385,425     $      6,418,262
                                                                         ================    =================

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   LIABILITIES
                                   (Unaudited)

                                                                             March 31,          December 31,
                                                                               1996                 1995
                                                                           --------------       --------------

                                                                                   (Thousands of Dollars)
CAPITALIZATION:
    Common stock . . . . . . . . . . . . . . . . . . . . . .             $       178,162     $        178,162
    Premiums and expense - net . . . . . . . . . . . . . . .                   1,039,515            1,039,550
    Retained earnings  . . . . . . . . . . . . . . . . . . .                     402,472              403,843
                                                                         ----------------    -----------------
       Common stock equity . . . . . . . . . . . . . . . . .                   1,620,149            1,621,555
    Non-redeemable preferred stock . . . . . . . . . . . . .                     174,089              193,561
    Redeemable preferred stock . . . . . . . . . . . . . . .                      72,000               75,000
    Long-term debt less current maturities . . . . . . . . .                   1,961,679            2,132,021
                                                                         ----------------    -----------------
       Total capitalization  . . . . . . . . . . . . . . . . .                 3,827,917            4,022,137
                                                                         ----------------    -----------------

CURRENT LIABILITIES:
    Commercial paper . . . . . . . . . . . . . . . . . . . .                     159,600              177,800
    Current maturities of long-term debt . . . . . . . . . .                     153,512                3,512
    Accounts payable . . . . . . . . . . . . . . . . . . . .                      73,457              106,583
    Accrued taxes  . . . . . . . . . . . . . . . . . . . . .                     146,474               82,827
    Accrued interest . . . . . . . . . . . . . . . . . . . .                      29,430               41,549
    Customer deposits  . . . . . . . . . . . . . . . . . . .                      32,819               32,746
    Other  . . . . . . . . . . . . . . . . . . . . . . . . .                      30,377               21,134
                                                                         ----------------    -----------------
       Total current liabilities . . . . . . . . . . . . . .                     625,669              466,151
                                                                         ----------------    -----------------

DEFERRED CREDITS AND OTHER:
    Deferred income taxes  . . . . . . . . . . . . . . . . . .                 1,429,059            1,429,482
    Deferred investment tax credit . . . . . . . . . . . . .                     109,898              115,353
    Unamortized gain - sale of utility plant . . . . . . . .                      90,371               91,514
    Customer advances for construction . . . . . . . . . . .                      20,730               19,846
    Other  . . . . . . . . . . . . . . . . . . . . . . . . .                     281,781              273,779
                                                                         ----------------    -----------------
       Total deferred credits and other  . . . . . . . . . .                   1,931,839            1,929,974
                                                                         ----------------    -----------------

COMMITMENTS AND CONTINGENCIES  (Notes 6 and 7)

       TOTAL . . . . . . . . . . . . . . . . . . . . . . . .             $     6,385,425     $      6,418,262
                                                                         ================    =================

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                         -------------------------------------
                                                                               1996                 1995
                                                                         ----------------    -----------------
                                                                                   (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . .               $        45,606     $         37,832
  Items not requiring cash:
    Depreciation and amortization  . . . . . . . . . . . .                        58,386               60,426
    Nuclear fuel amortization  . . . . . . . . . . . . . .                         8,357                7,723
    AFUDC - equity . . . . . . . . . . . . . . . . . . . .                        (1,675)              (1,186)
    Deferred income taxes - net  . . . . . . . . . . . . .                         1,176                4,531
    Deferred investment tax credit - net . . . . . . . . .                        (5,455)              (3,858)
  Changes in certain current assets and liabilities:
    Accounts receivable - net  . . . . . . . . . . . . . .                        22,824               26,895
    Accrued utility revenues . . . . . . . . . . . . . . .                         9,429                9,885
    Materials, supplies and fossil fuel  . . . . . . . . .                         1,049               (1,035)
    Other current assets . . . . . . . . . . . . . . . . .                           427               (2,829)
    Accounts payable . . . . . . . . . . . . . . . . . . .                       (29,941)             (26,184)
    Accrued taxes  . . . . . . . . . . . . . . . . . . . .                        63,647               53,529
    Accrued interest . . . . . . . . . . . . . . . . . . .                       (12,119)             (10,719)
    Other current liabilities  . . . . . . . . . . . . . .                         9,617               10,302
  Other - net  . . . . . . . . . . . . . . . . . . . . . .                        12,608              (12,566)
                                                                         ----------------    -----------------
      Net cash flow provided by operating activities . . .                       183,936              152,746
                                                                         ----------------    -----------------

Cash Flows from Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . .                       (60,138)             (69,548)
  Sale of Property . . . . . . . . . . . . . . . . . . . .                         2,824                   --
  AFUDC - debt . . . . . . . . . . . . . . . . . . . . . .                        (3,237)              (1,996)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . .                        (6,613)              (1,449)
                                                                         ----------------    -----------------
      Net cash flow used for investing activities. . . . .                       (67,164)             (72,993)
                                                                         ----------------    -----------------

Cash Flows from Financing Activities:
  Long-term debt . . . . . . . . . . . . . . . . . . . . .                        25,006               73,811
  Short-term borrowings - net  . . . . . . . . . . . . . .                       (18,200)             (51,000)
  Dividends paid on common stock . . . . . . . . . . . . .                       (42,500)             (42,500)
  Dividends paid on preferred stock  . . . . . . . . . . .                        (4,778)              (4,827)
  Repayment of preferred stock . . . . . . . . . . . . . .                       (23,410)                  (4)
  Repayment and reacquisition of long-term debt  . . . . .                       (50,979)             (51,867)
                                                                         ----------------    -----------------
      Net cash flow used for financing activities  . . . .                      (114,861)             (76,387)
                                                                         ----------------    -----------------

Net increase in cash and cash equivalents  . . . . . . . .                         1,911                3,366
Cash and cash equivalents at beginning of period . . . . .                        18,389                6,532
                                                                         ----------------    -----------------
Cash and cash equivalents at end of period . . . . . . . .               $        20,300     $          9,898
                                                                         ================    =================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest)  . . . . . .               $    48,444         $         51,900
    Income taxes . . . . . . . . . . . . . . . . . . . . .               $       --          $             --

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996, the results of operations for the three months and twelve months ended March 31, 1996 and 1995, and the cash flows for the three months ended March 31, 1996 and 1995. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1995 10-K. Certain prior year balances have been restated to conform to the current year presentation.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the three months ended March 31, 1996.

5.       Regulatory Matters

Regulatory Agreement

         In April 1996, the ACC approved a regulatory agreement between the Company and the ACC Staff. This agreement is substantially the same as the agreement proposed by the Company and the ACC Staff in December 1995. The major provisions of the 1996 regulatory agreement are:

* An annual rate reduction of approximately $48.5 million ($29 million after income taxes), or an average 3.4% for all customers except certain contract customers, effective July 1, 1996.

* Recovery of substantially all of the Company's present regulatory assets through accelerated amortization over an eight-year period beginning July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes).

*     A  formula  for  sharing  future  cost  savings   between   customers  and
      shareholders, referencing a return on equity (as defined) of 11.25%.

* A moratorium on filing for permanent rate changes, except under the sharing formula and under certain other limited circumstances, prior to July 2, 1999.

* Infusion of $200 million of common equity into the Company by Pinnacle West, in annual increments of $50 million starting in 1996.

         In recognition of evolving competition in the electric utility industry and an ongoing investigation by the ACC Staff into industry restructuring in an open competition docket involving many parties, the agreement also includes an element setting out a number of issues which the Company and the ACC Staff agree the ACC should be requested to consider in developing restructuring policies. See Note 3 of Notes to Financial Statements in Part II, Item 8 of the 1995 10-K for further discussion of the industry restructuring element of the agreement.

1994 Settlement Agreement

         In May 1994, the ACC approved a retail rate settlement agreement which provided for a net annual retail rate reduction of approximately $32 million ($19 million after income taxes), or 2.2% on average, effective June 1, 1994. As part of the settlement, in 1994 the Company reversed approximately $20 million of depreciation ($15 million after income taxes) related to a 1991 Palo Verde write-off. The 1994 rate settlement also provided for the accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995, resulting in a decrease in annual income tax expense of approximately $21 million.

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

7. The Company has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically in conjunction with inspections made during scheduled outages of the Palo Verde units. The Company's ongoing analyses indicate that it will be economically desirable for the Company to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. The Company expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration, and the Company estimates that its share of the replacement costs (in 1996 dollars and including installation and replacement power costs) will be between $30 million and $50 million, most of which will be incurred after the year 2000. The Company expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit incremental outage time to approximately 50 days. Based on the latest available data, the Company estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although the Company will continue its normal periodic assessment of these steam generators.

                         ARIZONA PUBLIC SERVICE COMPANY


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
- --------------

Operating Results
- -----------------

The following table summarizes the Company's revenues and earnings for the three-month and twelve-month periods ended March 31, 1996 and 1995:

                                                              Periods ended March 31
                                                              (Thousands of Dollars)

                                                  Three Months                                 Twelve Months
                                        ----------------------------------        ----------------------------------------
                                              1996             1995                      1996                1995
                                        ----------------- ----------------        ------------------- --------------------
Operating revenues                      $345,261          $336,968                $1,623,245          $1,617,087

Earnings for common stock               $ 41,129          $ 33,025                $  228,540          $  220,279

         Operating  Results -  Three-month  period ended March 31, 1996 compared
         -----------------------------------------------------------------------
         with three-month period ended March 31, 1995
         --------------------------------------------

         Earnings increased in the three-month period ended March 31, 1996 primarily due to customer growth, lower operations and maintenance expenses, and lower interest expense. Operations and maintenance expenses decreased due to fewer nuclear refueling outage days. Interest expense decreased due to lower rates and lower average debt balances. Partially offsetting these positive factors was a decrease in other income caused by the recognition of a gain on the sale of a small subsidiary in 1995.

         Operating  Results - Twelve-month  period ended March 31, 1996 compared
         -----------------------------------------------------------------------
         with twelve-month period ended March 31, 1995
         ---------------------------------------------

         Earnings increased in the twelve-month period ended March 31, 1996 primarily due to customer growth, accelerated investment tax credit amortization, lower fuel costs, and lower operations and maintenance expenses. The accelerated investment tax credit amortization was a result of the 1994 rate settlement (see Note 5 of Notes to Condensed Financial Statements in Part I,
Item 1 of this report) and is reflected as a decrease in income tax expense. Fuel expense decreased due largely to lower fuel prices. Operations and maintenance expenses decreased due to employee severance costs incurred in 1994, lower fossil plant overhaul costs, and improved nuclear operations.

         Partially offsetting these positive factors were milder weather, the reversal in 1994 of certain previously-recorded depreciation related to Palo Verde, the absence of non-cash accretion income and revenue refund reversals related to a 1991 rate settlement (see Note 1 of Notes to Financial Statements in Part II, Item 8 of the 1995 10-K), write-downs of an office building and certain inventory, and a decrease in other income caused by the recognition of a gain on the sale of a small subsidiary in the first quarter of 1995.

         Other Income
         ------------

         Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC and accretion income on Palo Verde Unit 3, which the Company completed recording in May 1994. See Note 1 of Notes to Financial Statements in
Part II, Item 8 of the 1995 10-K.

Regulatory Agreement
- --------------------

         See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report and Note 3 of Notes to Financial Statements in Part II, Item 8 of the 1995 10-K for a discussion of the Company's regulatory agreement.

Liquidity and Capital Resources
- -------------------------------

         For the three months ended March 31, 1996, the Company incurred approximately $58 million in capital expenditures, accounting for approximately 24% of the most recently estimated 1996 capital expenditures. The Company has estimated total capital expenditures for the years 1996, 1997 and 1998 to be approximately $246 million, $242 million, and $244 million, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

         Obligations for redemptions of preferred stock and long-term debt, a capitalized lease obligation, and certain actual and anticipated early redemptions, including premiums thereon, are expected to total approximately $123 million, $164 million, and $114 million for the years 1996, 1997, and 1998, respectively. During the three months ended March 31, 1996, the Company redeemed approximately $51 million of its long-term debt and approximately $23 million of its preferred stock, and incurred $25 million of long-term debt under a revolving credit agreement. It is the Company's present intention over the next several years to use excess cash flow to retire debt and preferred stock.

         Although provisions in the Company's bond indenture, articles of incorporation, and financing orders from the ACC restrict the issuance of additional first mortgage bonds and preferred stock, management does not expect any of these restrictions to limit the Company's ability to meet its capital requirements.

                           PART II - OTHER INFORMATION
                           ---------------------------

  ITEM 1.      Legal Proceedings
  ------------------------------

        Property Taxes
        --------------

        As previously reported, in November 1995, the Arizona Court of Appeals held that an Arizona state property tax law, effective December 31, 1989, is unconstitutional and a lawsuit filed by the Palo Verde participants, including the Company, was returned to the Arizona Tax Court for determination of the appropriate remedy consistent with that decision. See "Property Taxes" in Part I, Item 3 of the 1995 10-K. On April 23, 1996, the parties reached an agreement to settle the pending litigation. Pursuant to the tentative settlement, the Company will relinquish its claims for relief with respect to prior years and the defendants will not challenge the Court of Appeals' decision concerning prospective relief (for tax years 1996 and thereafter). The Company does not expect this matter to have a material impact on its financial position or results of operations.

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

        Environmental Matters
        ---------------------

        The Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund") establishes liability for the cleanup of hazardous substances found contaminating the soil, water, or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRP's") and may be each strictly, and often jointly and severally, liable for the cost of any necessary remediation of the substances. The EPA had previously advised the Company that the EPA considers the Company to be a PRP in the Indian Bend Wash Superfund Site, South Area, where the Company's Ocotillo Power Plant is located. The Company is in the process of conducting a voluntary investigation to determine the extent and scope of contamination at the Plant site. Based on the information to date, the Company does not expect this matter to have a material impact on its financial position or results of operations.

  ITEM 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

         (a)  Exhibits

  Exhibit No.                Description
  -----------                -----------

  10.1   Arizona Corporation Commission Order dated April 24, 1996

  15.1   Letter  in  Lieu  of  Consent  Regarding  Unaudited  Interim  Financial
         Information

  27.1   Financial Data Schedule


         (b)  Reports on Form 8-K

         During the quarter ended March 31, 1996, and the period ended May 14, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ARIZONA PUBLIC SERVICE COMPANY
                                                  (Registrant)





Dated:     May 14, 1996                     By Jaron B. Norberg
        ----------------------------           ----------------
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