Form 10-Q
period 1996-06-30
ARIZONA PUBLIC SERVICE CO
filed 1996-08-09
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                              ---------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

Commission file number     1-4473
                      -----------------

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

                Number of shares of common stock, $2.50 par value,
                  outstanding as of August 8, 1996: 71,264,947

                                    Glossary
                                    --------


ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

AFUDC - Allowance for funds used during construction

Company - Arizona Public Service Company

EPA - Environmental Protection Agency

ITC - Investment tax credit

March 10-Q - Arizona Public Service  Company  Quarterly  Report on Form 10-Q for
             the fiscal quarter ended March 31, 1996

1995 10-K - Arizona  Public  Service  Company Annual Report on Form 10-K for the
            fiscal year ended December 31, 1995

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

INDEPENDENT ACCOUNTANTS' REPORT

Arizona Public Service Company:

We have reviewed the accompanying condensed balance sheet of Arizona Public Service Company as of June 30, 1996 and the related condensed statements of income for the three-month, six-month and twelve-month periods ended June 30, 1996 and 1995 and cash flows for the six-month periods ended June 30, 1996 and 1995. These condensed financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Phoenix, Arizona
August 1, 1996

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
- ----------------------------

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                               Three Months
                                                                               Ended June 30,
                                                             ------------------------------------------------
                                                                      1996                       1995
                                                             ---------------------     ----------------------
                                                                         (Thousands of Dollars)
ELECTRIC OPERATING REVENUES  . . . . . . . . . . . . . . .   $            426,658      $             380,178
                                                             ---------------------     ----------------------

FUEL EXPENSES:
  Fuel for electric generation . . . . . . . . . . . . . .                 57,289                     44,823
  Purchased power  . . . . . . . . . . . . . . . . . . . .                 22,466                     17,814
                                                             ---------------------     ----------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                 79,755                     62,637
                                                             ---------------------     ----------------------
OPERATING REVENUES LESS FUEL EXPENSES  . . . . . . . . . .                346,903                    317,541
                                                             ---------------------     ----------------------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses . . . . . . . . . . .                 74,571                     65,794
  Maintenance  . . . . . . . . . . . . . . . . . . . . . .                 25,725                     28,457
  Depreciation and amortization  . . . . . . . . . . . . .                 58,795                     60,413
  Income taxes . . . . . . . . . . . . . . . . . . . . . .                 49,664                     38,913
  Other taxes  . . . . . . . . . . . . . . . . . . . . . .                 35,170                     35,245
                                                             ---------------------     ----------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                243,925                    228,822
                                                             ---------------------     ----------------------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .                102,978                     88,719
                                                             ---------------------     ----------------------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity . . . . . . . . . . . . . . . . . . . .                    2,003                      1,348
  Other - net  . . . . . . . . . . . . . . . . . . . . . .                 (2,751)                    (1,253)
  Income taxes . . . . . . . . . . . . . . . . . . . . . .                  9,539                      6,803
                                                             ---------------------     ----------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                  8,791                      6,898
                                                             ---------------------     ----------------------
INCOME BEFORE INTEREST DEDUCTIONS  . . . . . . . . . . . .                111,769                     95,617
                                                             ---------------------     ----------------------

INTEREST DEDUCTIONS:
  Interest on long-term debt . . . . . . . . . . . . . . .                 37,360                     40,051
  Interest on short-term borrowings  . . . . . . . . . . .                  4,129                      2,433
  Debt discount, premium and expense . . . . . . . . . . .                  2,004                      2,036
  AFUDC - debt . . . . . . . . . . . . . . . . . . . . .                   (2,164)                    (2,355)
                                                             ---------------------     ----------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                 41,329                     42,165
                                                             ---------------------     ----------------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .                 70,440                     53,452
PREFERRED STOCK DIVIDEND REQUIREMENTS  . . . . . . . . . .                  4,326                      4,776
                                                             ---------------------     ----------------------
EARNINGS FOR COMMON STOCK  . . . . . . . . . . . . . . . .   $             66,114      $              48,676
                                                             =====================     ======================

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                              Six Months
                                                                            Ended June 30,
                                                             ------------------------------------------------
                                                                      1996                       1995
                                                             ---------------------     ----------------------
                                                                         (Thousands of Dollars)
ELECTRIC OPERATING REVENUES  . . . . . . . . . . . . . . .   $            771,919      $             717,146
                                                             ---------------------     ----------------------

FUEL EXPENSES:
  Fuel for electric generation . . . . . . . . . . . . . .                 99,623                     91,533
  Purchased power  . . . . . . . . . . . . . . . . . . . .                 36,404                     26,024
                                                             ---------------------     ----------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                136,027                    117,557
                                                             ---------------------     ----------------------
OPERATING REVENUES LESS FUEL EXPENSES  . . . . . . . . . .                635,892                    599,589
                                                             ---------------------     ----------------------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses . . . . . . . . . . .                138,340                    131,360
  Maintenance  . . . . . . . . . . . . . . . . . . . . . .                 49,699                     54,323
  Depreciation and amortization  . . . . . . . . . . . . .                117,181                    120,839
  Income taxes . . . . . . . . . . . . . . . . . . . . . .                 81,023                     60,535
  Other taxes  . . . . . . . . . . . . . . . . . . . . . .                 69,149                     70,599
                                                             ---------------------     ----------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                455,392                    437,656
                                                             ---------------------     ----------------------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .                180,500                    161,933
                                                             ---------------------     ----------------------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity . . . . . . . . . . . . . . . . . . . .                    3,678                      2,534
  Other - net  . . . . . . . . . . . . . . . . . . . . . .                 (3,042)                     3,531
  Income taxes . . . . . . . . . . . . . . . . . . . . . .                 15,189                      8,525
                                                             ---------------------     ----------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                 15,825                     14,590
                                                             ---------------------     ----------------------
INCOME BEFORE INTEREST DEDUCTIONS  . . . . . . . . . . . .                196,325                    176,523
                                                             ---------------------     ----------------------

INTEREST DEDUCTIONS:
  Interest on long-term debt . . . . . . . . . . . . . . .                 74,760                     81,923
  Interest on short-term borrowings  . . . . . . . . . . .                  6,799                      3,657
  Debt discount, premium and expense . . . . . . . . . . .                  4,121                      4,010
  AFUDC - debt . . . . . . . . . . . . . . . . . . . . .                   (5,401)                    (4,351)
                                                             ---------------------     ----------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                 80,279                     85,239
                                                             ---------------------     ----------------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .                116,046                     91,284
PREFERRED STOCK DIVIDEND REQUIREMENTS  . . . . . . . . . .                  8,803                      9,583
                                                             ---------------------     ----------------------
EARNINGS FOR COMMON STOCK  . . . . . . . . . . . . . . . .   $            107,243      $              81,701
                                                             =====================     ======================

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                                Twelve Months
                                                                                Ended June 30,
                                                              ------------------------------------------------
                                                                       1996                       1995
                                                              ---------------------     ----------------------
                                                                           (Thousands of Dollars)
ELECTRIC OPERATING REVENUES  . . . . . . . . . . . . . . .    $          1,669,725      $           1,600,109
                                                              ---------------------     ----------------------

FUEL EXPENSES:
  Fuel for electric generation . . . . . . . . . . . . . .                 217,018                    210,578
  Purchased power  . . . . . . . . . . . . . . . . . . . .                  71,250                     63,243
                                                              ---------------------     ----------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                 288,268                    273,821
                                                              ---------------------     ----------------------
OPERATING REVENUES LESS FUEL EXPENSES  . . . . . . . . . .               1,381,457                  1,326,288
                                                              ---------------------     ----------------------

OTHER OPERATING EXPENSES:
  Operations excluding fuel expenses . . . . . . . . . . .                 291,822                    281,209
  Maintenance  . . . . . . . . . . . . . . . . . . . . . .                 111,348                    110,330
  Depreciation and amortization  . . . . . . . . . . . . .                 238,440                    241,373
  Income taxes . . . . . . . . . . . . . . . . . . . . . .                 199,353                    173,159
  Other taxes  . . . . . . . . . . . . . . . . . . . . . .                 140,173                    140,605
                                                              ---------------------     ----------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                 981,136                    946,676
                                                              ---------------------     ----------------------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .                 400,321                    379,612
                                                              ---------------------     ----------------------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity . . . . . . . . . . . . . . . . . . . .                     6,126                      4,652
  Other - net  . . . . . . . . . . . . . . . . . . . . . .                 (23,605)                       370
  Income taxes . . . . . . . . . . . . . . . . . . . . . .                  44,262                     14,983
                                                              ---------------------     ----------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                  26,783                     20,005
                                                              ---------------------     ----------------------
INCOME BEFORE INTEREST DEDUCTIONS  . . . . . . . . . . . .                 427,104                    399,617
                                                              ---------------------     ----------------------

INTEREST DEDUCTIONS:
  Interest on long-term debt . . . . . . . . . . . . . . .                 152,869                    161,723
  Interest on short-term borrowings  . . . . . . . . . . .                  11,285                      6,728
  Debt discount, premium and expense . . . . . . . . . . .                   8,733                      7,991
  AFUDC - debt . . . . . . . . . . . . . . . . . . . . .                   (10,115)                    (7,276)
                                                              ---------------------     ----------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                 162,772                    169,166
                                                              ---------------------     ----------------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .                 264,332                    230,451
PREFERRED STOCK DIVIDEND REQUIREMENTS  . . . . . . . . . .                  18,354                     20,375
                                                              ---------------------     ----------------------
EARNINGS FOR COMMON STOCK  . . . . . . . . . . . . . . . .    $            245,978      $             210,076
                                                              =====================     ======================

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                   (Unaudited)

                                                                     June 30,                 December 31,
                                                                       1996                       1995
                                                              ---------------------     ----------------------

                                                                          (Thousands of Dollars)
UTILITY PLANT:
     Electric plant in service and held for future use  . . . $          6,643,725      $           6,544,860
     Less accumulated depreciation and amortization . . . . .            2,334,170                  2,231,614
                                                              ---------------------     ----------------------
        Total . . . . . . . . . . . . . . . . . . . . . . . .            4,309,555                  4,313,246
     Construction work in progress  . . . . . . . . . . . . .              271,889                    281,757
     Nuclear fuel, net of amortization  . . . . . . . . . . .               52,404                     52,084
                                                              ---------------------     ----------------------
        Utility plant - net . . . . . . . . . . . . . . . . .            4,633,848                  4,647,087
                                                              ---------------------     ----------------------

INVESTMENTS AND OTHER ASSETS :. . . . . . . . . . . . . . .                109,493                     97,742
                                                              ---------------------     ----------------------

CURRENT ASSETS:
     Cash and cash equivalents  . . . . . . . . . . . . . . .                  335                     18,389
     Accounts receivable:
        Service customers . . . . . . . . . . . . . . . . . .              108,773                    100,433
        Other . . . . . . . . . . . . . . . . . . . . . . . .               11,049                     28,107
        Allowance for doubtful accounts . . . . . . . . . . .               (1,390)                    (1,656)
     Accrued utility revenues . . . . . . . . . . . . . . . .               63,932                     53,519
     Materials and supplies, at average cost  . . . . . . . .               77,242                     78,271
     Fossil fuel, at average cost   . . . . . . . . . . . . .               17,422                     21,722
     Deferred income taxes  . . . . . . . . . . . . . . . . .                5,614                      5,653
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .               17,474                     17,839
                                                              ---------------------     ----------------------
        Total current assets  . . . . . . . . . . . . . . . .              300,451                    322,277
                                                              ---------------------     ----------------------

DEFERRED DEBITS:
     Regulatory asset for income taxes  . . . . . . . . . . .              544,615                    548,464
     Palo Verde Unit 3 cost deferral  . . . . . . . . . . . .              278,845                    283,426
     Palo Verde Unit 2 cost deferral  . . . . . . . . . . . .              162,842                    165,873
     Unamortized costs of reacquired debt . . . . . . . . . .               71,129                     63,518
     Unamortized debt issue costs . . . . . . . . . . . . . .               16,901                     17,772
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .              272,469                    272,103
                                                              ---------------------     ----------------------
        Total deferred debits . . . . . . . . . . . . . . . .            1,346,801                  1,351,156
                                                              ---------------------     ----------------------

        TOTAL . . . . . . . . . . . . . . . . . . . . . . . . $          6,390,593      $           6,418,262
                                                              =====================     ======================

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   LIABILITIES
                                   (Unaudited)

                                                                     June 30,                December 31,
                                                                       1996                      1995
                                                              ---------------------     ----------------------

                                                                          (Thousands of Dollars)
CAPITALIZATION:
     Common stock . . . . . . . . . . . . . . . . . . . . . . $            178,162      $             178,162
     Premiums and expenses - net  . . . . . . . . . . . . . .            1,040,194                  1,039,550
     Retained earnings  . . . . . . . . . . . . . . . . . . .              383,470                    403,843
                                                              ---------------------     ----------------------
        Common stock equity . . . . . . . . . . . . . . . . .            1,601,826                  1,621,555
     Non-redeemable preferred stock . . . . . . . . . . . . .              173,526                    193,561
     Redeemable preferred stock . . . . . . . . . . . . . . .               66,000                     75,000
     Long-term debt less current maturities . . . . . . . . .            1,955,285                  2,132,021
                                                              ---------------------     ----------------------
        Total capitalization  . . . . . . . . . . . . . . . .            3,796,637                  4,022,137
                                                              ---------------------     ----------------------

CURRENT LIABILITIES:
     Commercial paper . . . . . . . . . . . . . . . . . . . .              194,265                    177,800
     Current maturities of long-term debt . . . . . . . . . .              153,643                      3,512
     Accounts payable . . . . . . . . . . . . . . . . . . . .               91,366                    106,583
     Accrued taxes  . . . . . . . . . . . . . . . . . . . . .               95,731                     82,827
     Accrued interest . . . . . . . . . . . . . . . . . . . .               38,582                     41,549
     Common dividends payable . . . . . . . . . . . . . . . .               42,500                         --
     Customer deposits  . . . . . . . . . . . . . . . . . . .               32,492                     32,746
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .               31,565                     21,134
                                                              ---------------------     ----------------------
        Total current liabilities . . . . . . . . . . . . . .              680,144                    466,151
                                                              ---------------------     ----------------------

DEFERRED CREDITS AND OTHER:
     Deferred income taxes  . . . . . . . . . . . . . . . . .            1,428,993                  1,429,482
     Deferred investment tax credit . . . . . . . . . . . . .              102,091                    115,353
     Unamortized gain - sale of utility plant . . . . . . . .               89,227                     91,514
     Customer advances for construction . . . . . . . . . . .               21,890                     19,846
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .              271,611                    273,779
                                                              ---------------------     ----------------------
        Total deferred credits and other  . . . . . . . . . .            1,913,812                  1,929,974
                                                              ---------------------     ----------------------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

        TOTAL . . . . . . . . . . . . . . . . . . . . . . . . $          6,390,593      $           6,418,262
                                                              =====================     ======================

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)

                                                                                Six Months
                                                                              Ended June 30,
                                                              ------------------------------------------------
                                                                       1996                       1995
                                                              ---------------------     ----------------------
                                                                           (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . .    $            116,046      $              91,284
  Items not requiring cash:
    Depreciation and amortization  . . . . . . . . . . . .                 117,181                    120,839
    Nuclear fuel amortization  . . . . . . . . . . . . . .                  15,788                     15,193
    AFUDC - equity . . . . . . . . . . . . . . . . . . . .                  (3,678)                    (2,534)
    Deferred income taxes - net  . . . . . . . . . . . . .                   3,399                     12,821
    Deferred investment tax credit - net . . . . . . . . .                 (13,262)                   (10,223)
  Changes in certain current assets and liabilities:
    Accounts receivable - net  . . . . . . . . . . . . . .                   8,452                     22,334
    Accrued utility revenues . . . . . . . . . . . . . . .                 (10,413)                    (9,902)
    Materials, supplies and fossil fuel  . . . . . . . . .                   5,329                      7,372
    Other current assets . . . . . . . . . . . . . . . . .                     365                     (4,395)
    Accounts payable . . . . . . . . . . . . . . . . . . .                  (6,014)                   (21,508)
    Accrued taxes  . . . . . . . . . . . . . . . . . . . .                  12,904                     11,036
    Accrued interest . . . . . . . . . . . . . . . . . . .                  (2,967)                    (3,725)
    Other current liabilities  . . . . . . . . . . . . . .                   7,590                      7,713
  Other - net  . . . . . . . . . . . . . . . . . . . . . .                  12,889                    (12,308)
                                                              ---------------------     ----------------------
      Net cash flow provided by operating activities . . .                 263,609                    223,997
                                                              ---------------------     ----------------------

Cash Flows from Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . .                (120,810)                  (144,227)
  AFUDC - debt . . . . . . . . . . . . . . . . . . . . . .                  (5,401)                    (4,351)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . .                 (10,147)                    (7,852)
                                                              ---------------------     ----------------------
      Net cash flow used for investing activities. . . . .                (136,358)                  (156,430)
                                                              ---------------------     ----------------------

Cash Flows from Financing Activities:
  Long-term debt . . . . . . . . . . . . . . . . . . . . .                 100,000                     79,348
  Short-term borrowings - net  . . . . . . . . . . . . . .                  16,465                     47,755
  Dividends paid on common stock . . . . . . . . . . . . .                 (85,000)                   (70,000)
  Dividends paid on preferred stock  . . . . . . . . . . .                  (8,994)                    (9,584)
  Repayment of preferred stock . . . . . . . . . . . . . .                 (30,603)                        (4)
  Repayment and reacquisition of long-term debt  . . . . .                (137,173)                  (108,044)
                                                              ---------------------     ----------------------
      Net cash flow used for financing activities  . . . .                (145,305)                   (60,529)
                                                              ---------------------     ----------------------

Net increase (decrease) in cash and cash equivalents . . .                 (18,054)                     7,038
Cash and cash equivalents at beginning of period . . . . .                  18,389                      6,532
                                                              ---------------------     ----------------------
Cash and cash equivalents at end of period . . . . . . . .    $                335      $              13,570
                                                              =====================     ======================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest)  . . . . . .    $             78,178      $              85,583
    Income taxes . . . . . . . . . . . . . . . . . . . . .    $             60,499      $              41,515

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996, the results of operations for the three months, six months and twelve months ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1995 10-K. Certain prior year balances have been restated to conform to the current year presentation.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the six months ended June 30, 1996.

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

Competition and Electric Industry Restructuring

         In recognition of evolving competition in the electric utility industry and an ongoing investigation by the ACC Staff into industry restructuring in an open competition docket involving many parties, the 1996 regulatory agreement also includes an element setting out a number of issues which the Company and the ACC Staff agree the ACC should be requested to consider in developing restructuring policies. See Note 3 of Notes to Financial Statements in Part II,
Item 8 of the 1995 10-K for further discussion of the industry restructuring element of the agreement. As part of the competition docket and in response to the ACC Staff's request, on June 28, 1996, the Company filed its recommended phased retail access plan under which the Company proposed generation market access to larger customers beginning in the year 2000 and expanding such access to smaller commercial and industrial customers, and eventually all customers, in successive steps thereafter. The Company expects that the implementation of its plan would support effective competition, including resolving issues of exclusive service territory rights, obligation to serve, reciprocity and the recovery of potentially stranded costs. Other parties have also submitted their plans as part of this docket. The ACC Staff has advised that they presently intend to prepare a draft rule on competition and will solicit comments from all parties on the draft rule. The Company cannot currently predict the outcome of this matter.

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

                         ARIZONA PUBLIC SERVICE COMPANY


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
- --------------

Operating Results
- -----------------

         The following table summarizes the Company's revenues and earnings for the three-month, six-month and twelve-month periods ended June 30, 1996 and 1995:

                                                               Periods ended June 30
                                                              (Thousands of Dollars)

                                  Three Months                       Six Months                         Twelve Months
                          -----------------------------     -----------------------------     -----------------------------------
                              1996           1995               1996           1995                 1996              1995
                          -----------------------------     -----------------------------     -----------------------------------
Operating                    $426,658       $380,178           $771,919       $717,146           $1,669,725        $1,600,109
revenues

Earnings for
common stock                 $ 66,114       $ 48,676           $107,243       $ 81,701           $  245,978        $  210,076

         Operating  Results -  Three-month  period ended June 30, 1996  compared
         -----------------------------------------------------------------------
         with three-month period ended June 30, 1995
         -------------------------------------------

         Earnings increased in the three-month period ended June 30, 1996 primarily due to increased operating revenues resulting from warmer weather and customer growth. Partially offsetting the increased operating revenues were increases in fuel expenses and operations and maintenance expenses. Fuel expenses were higher due to increased retail sales, higher coal prices, and higher natural gas costs. Operations and maintenance expenses increased primarily due to the timing of charges for employee incentive plans.

         Operating  Results - Six-month period ended June 30, 1996 compared with
         -----------------------------------------------------------------------
         six-month period ended June 30, 1995
         ------------------------------------

         Earnings  increased  in  the  six-month  period  ended  June  30,  1996 primarily  due to  increased  operating  revenues  and lower  interest  expense.
Operating revenues were higher due to customer growth and warmer weather. Interest expense decreased due to lower interest rates and lower debt balances. Partially offsetting these positive factors were an increase in fuel expenses and a gain on the sale of a small subsidiary in the first quarter of 1995. Fuel expenses were higher due to increased retail sales, higher coal prices, and higher natural gas costs.

         Operating  Results -  Twelve-month  period ended June 30, 1996 compared
         -----------------------------------------------------------------------
         with twelve-month period ended June 30, 1995
         --------------------------------------------

         Earnings increased in the twelve-month period ended June 30, 1996 primarily due to increased operating revenues and accelerated investment tax credit amortization. Operating revenues increased due to customer growth, higher residential usage, and warmer weather. The accelerated investment tax credit amortization was a result of the 1994 rate settlement (see "Other Income" below) and is reflected as a decrease in income tax expense.

         Partially offsetting these positive factors were increased fuel expenses, write-downs of an office building and certain inventory, and a gain on the sale of a small subsidiary in the first quarter of 1995. Fuel expenses were higher primarily due to increased retail sales.

         Other Income
         ------------

         Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC. See Note 1 of Notes to Financial Statements in Part II, Item 8 of the 1995 10-K.

         As part of a 1994 rate settlement agreement with the ACC, the Company accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995, resulting in a decrease in annual income tax expense of approximately $21 million.

Regulatory Matters
- ------------------

         See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report and Note 3 of Notes to Financial Statements in Part II, Item 8 of the 1995 10-K for a discussion of the Company's regulatory agreement and industry restructuring.

Liquidity and Capital Resources
- -------------------------------

         For the six months ended June 30, 1996, the Company incurred approximately $114 million in capital expenditures, accounting for approximately 44% of the most recently estimated 1996 capital expenditures. The Company has estimated total capital expenditures for the years 1996, 1997, and 1998 to be approximately $260 million, $284 million, and $284 million, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

         Required and optional redemptions of preferred stock and long-term debt, including premiums thereon, and a capitalized lease obligation are expected to total approximately $214 million, $164 million, and $114 million for the years 1996, 1997, and 1998, respectively. During the six months ended June 30, 1996, the Company redeemed approximately $140 million of its long-term debt and approximately $30 million of its preferred stock, and incurred $100 million of long-term debt under a revolving credit agreement. It is the Company's intention over the next several years to use excess cash flow to retire debt and preferred stock.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.      Legal Proceedings
- ------------------------------

        Property Taxes
        --------------

        As previously reported, on April 23, 1996, the parties reached an agreement to settle the litigation in which the Arizona Court of Appeals held that an Arizona state property tax law, effective December 31, 1989, is unconstitutional and a lawsuit filed by the Palo Verde participants, including the Company, was returned to the Arizona Tax Court for determination of the appropriate remedy consistent with that decision. See "Property Taxes" in Part II, Item 1 of the March 10-Q. On July 18, 1996, the Governor signed a new Arizona property tax law which amends the statute declared unconstitutional and is expected to reduce the aggregate property tax of the Company by approximately $18 million (before income taxes) per year. Under the formula for potential future rate reduction pursuant to the 1996 regulatory agreement (see "Regulatory Matters - Regulatory Agreement" in Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report), the property tax reduction may reduce future retail rates. The parties to the litigation anticipate that a settlement will be reached pursuant to which the Company will relinquish its claims for retrospective relief provided that the prospective relief provided by the new law is not changed (other than by changes in law affecting taxpayers generally) for a period of three years.

ITEM 4.      Submission of Matters to a Vote of Security Holders
- ----------------------------------------------------------------

        At the Annual Meeting of Shareholders held on May 21, 1996, the shareholders elected all of the directors of the Company, each of whom will serve for the ensuing year or until his or her successor is elected or qualified, as follows:

                                                                            Votes
                                                                           Against                                    Broker
                                                      Votes                  and                                       Non-
         Director                                      For                 Withheld             Abstentions           Votes
         --------                                      ---                 --------             -----------           -----
O. Mark De Michele                                  75,109,537              24,635                  N/A                N/A
Martha O. Hesse                                     75,109,200              24,717                  N/A                N/A
Marianne M. Jennings                                75,107,402              30,226                  N/A                N/A
Robert G. Matlock                                   75,108,532              24,571                  N/A                N/A
Jaron B. Norberg                                    75,111,152              22,805                  N/A                N/A
John R. Norton III                                  75,109,054              26,222                  N/A                N/A
William J. Post                                     75,111,152              22,975                  N/A                N/A
Donald M. Riley                                     75,108,861              25,082                  N/A                N/A
Henry B. Sargent                                    75,109,620              23,646                  N/A                N/A
Wilma W. Schwada                                    75,107,969              30,425                  N/A                N/A
Richard Snell                                       75,111,152              23,342                  N/A                N/A
Dianne C. Walker                                    75,107,644              30,505                  N/A                N/A
Ben F. Williams, Jr.                                75,106,759              26,463                  N/A                N/A
Thomas G. Woods, Jr.                                75,109,951              27,794                  N/A                N/A

ITEM 5.      Other Information
- ------------------------------

         Environmental Matters
         ---------------------

         As previously reported, pursuant to the Clean Air Act Amendments of 1990, the EPA established a "Grand Canyon Visibility Transport Commission" to complete a study on visibility impairment in the "Golden Circle of National Parks." See "Environmental Matters - EPA Environmental Regulation" in Part I,
Item 1 of the 1995 10-K. The Commission completed its study and on June 10, 1996 submitted its final recommendations to EPA. Pursuant to the recommendations, beginning in 2000 and every 5 years thereafter, sulfur dioxide emissions would be measured and if the emissions exceed the projected emissions, which under the current regulatory scheme are expected to decline, EPA would implement a program to limit total sulfur dioxide emissions in the western United States. If such a program were implemented, industry, including the Company's coal plants, could be subject to further emissions limits. The EPA will consider these recommendations before promulgating final requirements. The Company cannot currently predict the outcome of this matter.

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

        Competition and Electric Industry Restructuring
        -----------------------------------------------

        See Note 5 of the Notes to  Condensed  Financial  Statements  in Part I,
Item 1 of this report for a discussion of competition and restructuring issues.

ITEM 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

         (a)  Exhibits

Exhibit No.      Description
- -----------      -----------

10.1 Amendment No. 3 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2) dated as of November 1, 1994

15.1             Letter in Lieu of Consent Regarding Unaudited Interim Financial
                 Information

27.1             Financial Data Schedule

         (b)  Reports on Form 8-K

         During the quarter ended June 30, 1996, and the period ended August 8, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ARIZONA PUBLIC SERVICE COMPANY
                                 (Registrant)





Dated:  August 8, 1996                              By:Jaron B. Norberg
      ------------------------                      ----------------------------
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