Form 10-Q
period 1996-09-30
ARIZONA PUBLIC SERVICE CO
filed 1996-11-14
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                              ------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

Commission file number  1-4473
                        ------

                         ARIZONA PUBLIC SERVICE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Arizona                               86-0011170
-------------------------------                 ----------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

      400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona 85072-3999
      -------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (602) 250-1000
       ------------------------------------------------------------------


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

                Number of shares of common stock, $2.50 par value, outstanding as of November 13, 1996: 71,264,947

                                    Glossary
                                    --------


ACC - Arizona Corporation Commission

ACC Order -  ACC Order commencing a formal  rulemaking  process for the adoption of Proposed Rules regarding the introduction of retail electric competition in Arizona

ACC Staff - Staff of the Arizona Corporation Commission

AFUDC - Allowance for funds used during construction

Affected  Utilities - Utilities  affected by the ACC's  Proposed Rules on retail electric competition in Arizona

CC&N - Certificate of convenience and necessity

Company - Arizona Public Service Company

EPA - Environmental Protection Agency

ITC - Investment tax credit

June 10-Q - Arizona Public Service Company Quarterly Report on Form 10-Q for the
            fiscal quarter ended June 30, 1996

1995 10-K - Arizona  Public  Service  Company Annual Report on Form 10-K for the
            fiscal year ended December 31, 1995

Palo Verde - Palo Verde Nuclear Generating Station

Proposed Rules - Proposed rules issued by the ACC regarding the  introduction of retail electric competition in Arizona

Pinnacle West - Pinnacle West Capital Corporation

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

     Item 1. Financial Statements
     ----------------------------

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                                  Three Months
                                                                               Ended September 30,
                                                                 -----------------------------------------------
                                                                          1996                      1995
                                                                 ---------------------     ---------------------
                                                                             (Thousands of Dollars)

     ELECTRIC OPERATING REVENUES  . . . . . . . . . . . . . . .  $            566,899      $            549,082
                                                                 ---------------------     ---------------------

     FUEL EXPENSES:
       Fuel for electric generation . . . . . . . . . . . . . .                68,243                    68,715
       Purchased power  . . . . . . . . . . . . . . . . . . . .                39,793                    23,539
                                                                 ---------------------     ---------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .               108,036                    92,254
                                                                 ---------------------     ---------------------
     OPERATING REVENUES LESS FUEL EXPENSES  . . . . . . . . . .               458,863                   456,828
                                                                 ---------------------     ---------------------

     OTHER OPERATING EXPENSES:
       Operations excluding fuel expenses . . . . . . . . . . .                74,816                    75,807
       Maintenance  . . . . . . . . . . . . . . . . . . . . . .                25,570                    21,758
       Depreciation and amortization  . . . . . . . . . . . . .                90,431                    61,157
       Income taxes . . . . . . . . . . . . . . . . . . . . . .                90,994                   100,282
       Other taxes  . . . . . . . . . . . . . . . . . . . . . .                24,745                    35,222
                                                                 ---------------------     ---------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .               306,556                   294,226
                                                                 ---------------------     ---------------------
     OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .               152,307                   162,602
                                                                 ---------------------     ---------------------

     OTHER INCOME (DEDUCTIONS):
       AFUDC - equity . . . . . . . . . . . . . . . . . . . .                   1,942                     1,111
       Other - net  . . . . . . . . . . . . . . . . . . . . . .                (1,988)                  (14,393)
       Income taxes . . . . . . . . . . . . . . . . . . . . . .                14,922                    21,305
                                                                 ---------------------     ---------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                14,876                     8,023
                                                                 ---------------------     ---------------------
     INCOME BEFORE INTEREST DEDUCTIONS  . . . . . . . . . . . .               167,183                   170,625
                                                                 ---------------------     ---------------------

     INTEREST DEDUCTIONS:
       Interest on long-term debt . . . . . . . . . . . . . . .                36,100                    39,063
       Interest on short-term borrowings  . . . . . . . . . . .                 2,597                     3,275
       Debt discount, premium and expense . . . . . . . . . . .                 2,023                     2,072
       AFUDC - debt . . . . . . . . . . . . . . . . . . . . .                  (2,021)                   (2,130)
                                                                 ---------------------     ---------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                38,699                    42,280
                                                                 ---------------------     ---------------------

     NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .               128,484                   128,345
     PREFERRED STOCK DIVIDEND REQUIREMENTS  . . . . . . . . . .                 4,153                     4,775
                                                                 ---------------------     ---------------------
     EARNINGS FOR COMMON STOCK  . . . . . . . . . . . . . . . .  $            124,331      $            123,570
                                                                 =====================     =====================

See Notes to Condensed Financial Statements.

                                       -2-
                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                                    Nine Months
                                                                                Ended September 30,
                                                                  -----------------------------------------------
                                                                           1996                      1995
                                                                  ---------------------     ---------------------
                                                                              (Thousands of Dollars)
     ELECTRIC OPERATING REVENUES  . . . . . . . . . . . . . . .   $          1,338,818      $          1,266,228
                                                                  ---------------------     ---------------------

     FUEL EXPENSES:
       Fuel for electric generation . . . . . . . . . . . . . .                167,866                   160,248
       Purchased power  . . . . . . . . . . . . . . . . . . . .                 76,197                    49,563
                                                                  ---------------------     ---------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                244,063                   209,811
                                                                  ---------------------     ---------------------
     OPERATING REVENUES LESS FUEL EXPENSES  . . . . . . . . . .              1,094,755                 1,056,417
                                                                  ---------------------     ---------------------

     OTHER OPERATING EXPENSES:
       Operations excluding fuel expenses . . . . . . . . . . .                213,156                   207,167
       Maintenance  . . . . . . . . . . . . . . . . . . . . . .                 75,269                    76,081
       Depreciation and amortization  . . . . . . . . . . . . .                207,612                   181,996
       Income taxes . . . . . . . . . . . . . . . . . . . . . .                172,017                   160,817
       Other taxes  . . . . . . . . . . . . . . . . . . . . . .                 93,894                   105,821
                                                                  ---------------------     ---------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                761,948                   731,882
                                                                  ---------------------     ---------------------
     OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .                332,807                   324,535
                                                                  ---------------------     ---------------------

     OTHER INCOME (DEDUCTIONS):
       AFUDC - equity . . . . . . . . . . . . . . . . . . . .                    5,620                     3,645
       Other - net  . . . . . . . . . . . . . . . . . . . . . .                 (5,030)                  (10,862)
       Income taxes . . . . . . . . . . . . . . . . . . . . . .                 30,111                    29,830
                                                                  ---------------------     ---------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                 30,701                    22,613
                                                                  ---------------------     ---------------------
     INCOME BEFORE INTEREST DEDUCTIONS  . . . . . . . . . . . .                363,508                   347,148
                                                                  ---------------------     ---------------------

     INTEREST DEDUCTIONS:
       Interest on long-term debt . . . . . . . . . . . . . . .                110,860                   120,986
       Interest on short-term borrowings  . . . . . . . . . . .                  9,396                     6,932
       Debt discount, premium and expense . . . . . . . . . . .                  6,144                     6,082
       AFUDC - debt . . . . . . . . . . . . . . . . . . . . .                   (7,422)                   (6,481)
                                                                  ---------------------     ---------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                118,978                   127,519
                                                                  ---------------------     ---------------------

     NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .                244,530                   219,629
     PREFERRED STOCK DIVIDEND REQUIREMENTS  . . . . . . . . . .                 12,956                    14,358
                                                                  ---------------------     ---------------------
     EARNINGS FOR COMMON STOCK  . . . . . . . . . . . . . . . .   $            231,574      $            205,271
                                                                  =====================     =====================

See Notes to Condensed Financial Statements.

                                       -3-
                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                                    Twelve Months
                                                                                  Ended September 30,
                                                                   -----------------------------------------------
                                                                            1996                      1995
                                                                   ---------------------     ---------------------
                                                                                (Thousands of Dollars)
     ELECTRIC OPERATING REVENUES  . . . . . . . . . . . . . . .    $          1,687,542      $          1,608,308
                                                                   ---------------------     ---------------------

     FUEL EXPENSES:
       Fuel for electric generation . . . . . . . . . . . . . .                 216,546                   209,258
       Purchased power  . . . . . . . . . . . . . . . . . . . .                  87,504                    61,250
                                                                   ---------------------     ---------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                 304,050                   270,508
                                                                   ---------------------     ---------------------
     OPERATING REVENUES LESS FUEL EXPENSES  . . . . . . . . . .               1,383,492                 1,337,800
                                                                   ---------------------     ---------------------

     OTHER OPERATING EXPENSES:
       Operations excluding fuel expenses . . . . . . . . . . .                 290,831                   279,461
       Maintenance  . . . . . . . . . . . . . . . . . . . . . .                 115,160                   106,699
       Depreciation and amortization  . . . . . . . . . . . . .                 267,714                   243,703
       Income taxes . . . . . . . . . . . . . . . . . . . . . .                 190,065                   181,011
       Other taxes  . . . . . . . . . . . . . . . . . . . . . .                 129,696                   139,827
                                                                   ---------------------     ---------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                 993,466                   950,701
                                                                   ---------------------     ---------------------
     OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .                 390,026                   387,099
                                                                   ---------------------     ---------------------

     OTHER INCOME (DEDUCTIONS):
       AFUDC - equity . . . . . . . . . . . . . . . . . . . .                     6,957                     4,749
       Other - net  . . . . . . . . . . . . . . . . . . . . . .                 (11,200)                  (11,823)
       Income taxes . . . . . . . . . . . . . . . . . . . . . .                  37,879                    31,399
                                                                   ---------------------     ---------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                  33,636                    24,325
                                                                   ---------------------     ---------------------
     INCOME BEFORE INTEREST DEDUCTIONS  . . . . . . . . . . . .                 423,662                   411,424
                                                                   ---------------------     ---------------------

     INTEREST DEDUCTIONS:
       Interest on long-term debt . . . . . . . . . . . . . . .                 149,906                   160,617
       Interest on short-term borrowings  . . . . . . . . . . .                  10,607                     8,147
       Debt discount, premium and expense . . . . . . . . . . .                   8,684                     8,136
       AFUDC - debt . . . . . . . . . . . . . . . . . . . . .                   (10,006)                   (8,005)
                                                                   ---------------------     ---------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                 159,191                   168,895
                                                                   ---------------------     ---------------------

     NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .                 264,471                   242,529
     PREFERRED STOCK DIVIDEND REQUIREMENTS  . . . . . . . . . .                  17,732                    19,242
                                                                   ---------------------     ---------------------
     EARNINGS FOR COMMON STOCK  . . . . . . . . . . . . . . . .    $            246,739      $            223,287
                                                                   =====================     =====================

See Notes to Condensed Financial Statements.

                                       -4-
                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                   (Unaudited)

                                                                        September 30,           December 31,
                                                                          1996                      1995
                                                                    ------------------        ------------------

                                                                               (Thousands of Dollars)
UTILITY PLANT:
     Electric plant in service and held for future use  . . .    $          6,683,761      $          6,544,860
     Less accumulated depreciation and amortization . . . . .               2,389,447                 2,231,614
                                                                 ---------------------     ---------------------
        Total . . . . . . . . . . . . . . . . . . . . . . . .               4,294,314                 4,313,246
     Construction work in progress  . . . . . . . . . . . . .                 307,251                   281,757
     Nuclear fuel, net of amortization  . . . . . . . . . . .                  49,829                    52,084
                                                                 ---------------------     ---------------------
        Utility plant - net . . . . . . . . . . . . . . . . .               4,651,394                 4,647,087
                                                                 ---------------------     ---------------------

INVESTMENTS AND OTHER ASSETS :. . . . . . . . . . . . . . .                   113,221                    97,742
                                                                 ---------------------     ---------------------

CURRENT ASSETS:
     Cash and cash equivalents  . . . . . . . . . . . . . . .                  17,815                    18,389
     Accounts receivable:
        Service customers . . . . . . . . . . . . . . . . . .                 145,341                   100,433
        Other . . . . . . . . . . . . . . . . . . . . . . . .                  18,848                    28,107
        Allowance for doubtful accounts . . . . . . . . . . .                  (1,862)                   (1,656)
     Accrued utility revenues . . . . . . . . . . . . . . . .                  74,008                    53,519
     Materials and supplies, at average cost  . . . . . . . .                  75,871                    78,271
     Fossil fuel, at average cost   . . . . . . . . . . . . .                  15,188                    21,722
     Deferred income taxes  . . . . . . . . . . . . . . . . .                   5,614                     5,653
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .                  16,132                    17,839
                                                                 ---------------------     ---------------------
        Total current assets  . . . . . . . . . . . . . . . .                 366,955                   322,277
                                                                 ---------------------     ---------------------

DEFERRED DEBITS:
     Regulatory asset for income taxes  . . . . . . . . . . .                 520,910                   548,464
     Palo Verde Unit 3 cost deferral  . . . . . . . . . . . .                 270,131                   283,426
     Palo Verde Unit 2 cost deferral  . . . . . . . . . . . .                 157,754                   165,873
     Unamortized costs of reacquired debt . . . . . . . . . .                  71,520                    63,518
     Unamortized debt issue costs . . . . . . . . . . . . . .                  16,204                    17,772
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .                 267,872                   272,103
                                                                 ---------------------     ---------------------
        Total deferred debits . . . . . . . . . . . . . . . .               1,304,391                 1,351,156
                                                                 ---------------------     ---------------------

        TOTAL . . . . . . . . . . . . . . . . . . . . . . . .    $          6,435,961      $          6,418,262
                                                                 =====================     =====================

See Notes to Condensed Financial Statements.

                                       -5-
                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   LIABILITIES
                                   (Unaudited)

                                                                          September 30,           December 31,
                                                                            1996                      1995
                                                                      ------------------        ------------------
                                                                                 (Thousands of Dollars)
CAPITALIZATION:
     Common stock . . . . . . . . . . . . . . . . . . . . . .      $            178,162      $            178,162
     Premiums and expenses - net  . . . . . . . . . . . . . . .               1,040,681                 1,039,550
     Retained earnings  . . . . . . . . . . . . . . . . . . .                   507,801                   403,843
                                                                   ---------------------     ---------------------
        Common stock equity . . . . . . . . . . . . . . . . .                 1,726,644                 1,621,555
     Non-redeemable preferred stock . . . . . . . . . . . . .                   170,391                   193,561
     Redeemable preferred stock . . . . . . . . . . . . . . .                    53,000                    75,000
     Long-term debt less current maturities . . . . . . . . .                 1,924,507                 2,132,021
                                                                   ---------------------     ---------------------
        Total capitalization  . . . . . . . . . . . . . . . . .               3,874,542                 4,022,137
                                                                   ---------------------     ---------------------

CURRENT LIABILITIES:
     Commercial paper . . . . . . . . . . . . . . . . . . . .                   134,500                   177,800
     Current maturities of long-term debt . . . . . . . . . .                   153,643                     3,512
     Accounts payable . . . . . . . . . . . . . . . . . . . .                   116,280                   106,583
     Accrued taxes  . . . . . . . . . . . . . . . . . . . . .                   170,372                    82,827
     Accrued interest . . . . . . . . . . . . . . . . . . . .                    25,619                    41,549
     Customer deposits  . . . . . . . . . . . . . . . . . . .                    32,130                    32,746
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .                    38,729                    21,134
                                                                   ---------------------     ---------------------
        Total current liabilities . . . . . . . . . . . . . .                   671,273                   466,151
                                                                   ---------------------     ---------------------

DEFERRED CREDITS AND OTHER:
     Deferred income taxes  . . . . . . . . . . . . . . . . . .               1,417,881                 1,429,482
     Deferred investment tax credit . . . . . . . . . . . . .                    90,025                   115,353
     Unamortized gain - sale of utility plant . . . . . . . .                    88,083                    91,514
     Customer advances for construction . . . . . . . . . . .                    23,673                    19,846
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .                   270,484                   273,779
                                                                   ---------------------     ---------------------
        Total deferred credits and other  . . . . . . . . . .                 1,890,146                 1,929,974
                                                                   ---------------------     ---------------------

COMMITMENTS AND CONTINGENCIES  (Notes 5, 6 and 7)

        TOTAL . . . . . . . . . . . . . . . . . . . . . . . .      $          6,435,961      $          6,418,262
                                                                   =====================     =====================

See Notes to Condensed Financial Statements.

                                       -6-
                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)

                                                                              Nine Months
                                                                          Ended September 30,
                                                              -----------------------------------------------
                                                                       1996                      1995
                                                              ---------------------     ---------------------
                                                                          (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . .    $            244,530      $            219,629
  Items not requiring cash:
    Depreciation and amortization  . . . . . . . . . . . .                 207,612                   181,996
    Nuclear fuel amortization  . . . . . . . . . . . . . .                  25,166                    24,354
    AFUDC - equity . . . . . . . . . . . . . . . . . . . .                  (5,620)                   (3,645)
    Deferred income taxes - net  . . . . . . . . . . . . .                   2,768                    27,609
    Deferred investment tax credit - net . . . . . . . . .                 (25,328)                  (24,469)
  Changes in certain current assets and liabilities:
    Accounts receivable - net  . . . . . . . . . . . . . .                 (35,443)                  (34,010)
    Accrued utility revenues . . . . . . . . . . . . . . .                 (20,489)                  (23,419)
    Materials, supplies and fossil fuel  . . . . . . . . .                   8,934                     9,154
    Other current assets . . . . . . . . . . . . . . . . .                   1,707                    (1,731)
    Accounts payable . . . . . . . . . . . . . . . . . . .                  13,340                       (65)
    Accrued taxes  . . . . . . . . . . . . . . . . . . . .                  87,545                    86,763
    Accrued interest . . . . . . . . . . . . . . . . . . .                 (15,930)                  (13,557)
    Other current liabilities  . . . . . . . . . . . . . .                  17,277                    18,360
  Other - net  . . . . . . . . . . . . . . . . . . . . . .                  12,515                    11,999
                                                              ---------------------     ---------------------
      Net cash flow provided by operating activities . . .                 518,584                   478,968
                                                              ---------------------     ---------------------

Cash Flows from Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . .                (196,641)                 (209,471)
  AFUDC - debt . . . . . . . . . . . . . . . . . . . . . .                  (7,422)                   (6,481)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . .                 (13,691)                  (13,354)
                                                              ---------------------     ---------------------
      Net cash flow used for investing activities. . . . .                (217,754)                 (229,306)
                                                              ---------------------     ---------------------

Cash Flows from Financing Activities:
  Long-term debt . . . . . . . . . . . . . . . . . . . . .                 100,000                    82,863
  Short-term borrowings - net  . . . . . . . . . . . . . .                 (43,300)                  (69,300)
  Dividends paid on common stock . . . . . . . . . . . . .                (127,500)                 (112,500)
  Dividends paid on preferred stock  . . . . . . . . . . .                 (13,456)                  (14,358)
  Repayment of preferred stock . . . . . . . . . . . . . .                 (46,083)                       (4)
  Repayment and reacquisition of long-term debt  . . . . .                (171,065)                 (119,707)
                                                              ---------------------     ---------------------
      Net cash flow used for financing activities  . . . .                (301,404)                 (233,006)
                                                              ---------------------     ---------------------

Net increase (decrease) in cash and cash equivalents . . .                    (574)                   16,656
Cash and cash equivalents at beginning of period . . . . .                  18,389                     6,532
                                                              ---------------------     ---------------------
Cash and cash equivalents at end of period . . . . . . . .    $             17,815      $             23,188
                                                              =====================     =====================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest)  . . . . . .    $            127,492      $            135,034
    Income taxes . . . . . . . . . . . . . . . . . . . . .    $            102,144      $             84,599

See Notes to Condensed Financial Statements.

                                      -7-
                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996, the results of operations for the three months, nine months and twelve months ended September 30, 1996 and 1995, and the cash flows for the nine months ended September 30, 1996 and 1995. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1995 10-K. Certain prior year balances have been restated to conform to the current year presentation.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the nine months ended September 30, 1996.

5. Regulatory Matters

Regulatory Agreement

         In April 1996, the ACC approved a regulatory agreement between the Company and the ACC Staff. This agreement is substantially the same as the agreement proposed by the Company and the ACC Staff in December 1995. The major provisions of the 1996 regulatory agreement are:

O An annual rate reduction of approximately $48.5 million ($29 million after income taxes), or an average 3.4% for all customers except certain contract customers, effective July 1, 1996.

O Recovery of substantially all of the Company's present regulatory assets through accelerated amortization over an eight-year period beginning July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes).

                                      -8-
O A formula for sharing future cost savings between customers and shareholders, referencing a return on equity (as defined) of 11.25%.

O A moratorium on filing for permanent rate changes, except under the sharing formula and under certain other limited circumstances, prior to July 2, 1999.

O Infusion of $200 million of common equity into the Company by Pinnacle West, in annual increments of $50 million starting in 1996.

Competition and Electric Industry Restructuring

         In recognition of evolving competition in the electric utility industry, there has been an ongoing investigation by the ACC Staff into industry restructuring in an open competition docket involving many parties. See Note 3 of Notes to Financial Statements in Part II, Item 8 of the 1995 10-K for further discussion of the industry restructuring. On October 9, 1996, the ACC issued an order (the "ACC Order"), attached hereto and incorporated herein by reference, initiating a formal rulemaking process for the adoption of rules ("Proposed Rules") regarding the introduction of retail electric competition in Arizona. The ACC will hold public comment meetings on the Proposed Rules on December 2, 3, and 4, 1996. The ACC has indicated that, even if it then adopts the Proposed Rules, issues such as reliability, stranded cost recovery, the phase-in process, and bundled, unbundled and metering services, as well as legal issues, will require additional consideration and will be addressed through workshops and working groups which will issue recommendations to the ACC during 1997. Commissioner Carl Kunasek, the sole Republican on the three-member ACC, provided a concurring statement to the ACC Order in which he expressed concerns about the Proposed Rules and his intent to make substantive changes in them. As a result of the recent election, Mr. Kunasek will be joined on the ACC in January 1997 by Republican Jim Irvin, which will impact the leadership of the ACC and the composition of the ACC Staff. The positions on the rulemaking that will actually be taken by the members of the ACC, as evidenced by recently reported comments, are by no means clear at this time.

         The Proposed Rules include the following major provisions:

O        The  Proposed  Rules  are  intended  to apply to  virtually  all of the
         Arizona  electric  utilities   regulated  by  the  ACC  (the  "Affected
         Utilities"), including the Company.

O Each Affected Utility would be required to make available at least 20 percent of its 1995 system retail peak demand for competitive generation supply to all customer classes not later than January 1, 1999, at least 50 percent not later than January 1, 2001, and all of its retail demand not later than January 1, 2003.

O "Electric Service Providers" that obtain a "Certificate of Convenience and Necessity" ("CC&N") from the ACC would be allowed to supply, market, and or broker specified electric services at retail. These services would not include most

                                       -9-
         electric  distribution  services.   Affected  Utilities  would  not  be
         required to apply for CC&N's for any services provided in their existing service territories.

O On or before December 31, 1997, each Affected Utility would file with the ACC proposed tariffs for "Standard Offer Bundled Service" and "Unbundled Service." "Standard Offer Bundled Service" means electric service elements (i.e., generation, transmission, distribution, and ancillary services) provided and priced as a package to consumers within a designated area. "Unbundled Service" means electric service elements provided and priced separately.

The  Proposed  Rules  indicate  that the ACC shall  allow  recovery  by Affected
Utilities of unmitigated Stranded Cost, defined as "the verifiable net difference between (a) the value of all prudent jurisdictional assets and obligations necessary to furnish electricity (such as generating plants, purchased power contracts, fuel contracts, and regulatory assets), acquired or entered into prior to the adoption of the [Proposed Rules], and (b) the market value of those assets and obligations directly attributable to the introduction of competition under the [Proposed Rules]." Each Affected Utility would be required to take "every feasible, cost-effective measure" to mitigate or offset Stranded Cost and to file with the ACC estimates of unmitigated Stranded Cost. The ACC would then, after hearing and consideration of various factors, determine the magnitude of Stranded Cost and appropriate Stranded Cost recovery mechanisms and charges on a case-by-case basis.

         In comments submitted to the ACC, the Company has stated that certain provisions of the Proposed Rules are deficient, legally and otherwise, because, among other things, (i) the ACC has no authority to require or authorize retail competition between electric utilities or to regulate non-public service corporations; (ii) the rules fail to address the vested property rights of Affected Utilities, including the Company, to receive adequate compensation for the amendment or rescission of CC&N's or for stranded costs; (iii) the rules are discriminatory because they favor newly-certificated competitors over Affected Utilities; (iv) the rules do not provide for the fundamental statutory and due process rights of the Company and other Affected Utilities; (v) specific measures of the Proposed Rules, including the proposed phase-in, could affect the Company's ability to maintain system reliability in a cost-effective manner; and (vi) the status of certain of the Company's potential competitors, including public power entities and out-of-state utilities, is unclear.

         In April 1996, an Arizona law established legislative and advisory committees to study electric utility industry restructuring issues and report back to the legislature by the end of 1997. The committees include representatives of the ACC and the Company.

                                      -10-
         The Company believes that legislation will ultimately be required before significant implementation of the Proposed Rules (or whatever they may evolve into) can lawfully occur.

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

7. The Company has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically in conjunction with inspections made during scheduled outages of the Palo Verde units. The Company's ongoing analyses indicate that it will be economically desirable for the Company to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. The Company expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration, and the Company estimates that its share of the replacement costs (in 1996 dollars and including installation and replacement power costs) will be approximately $50 million, most of which will be incurred after the year 2000. The Company expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit incremental outage time to approximately 50 days. Based on the latest available data, the Company estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although the Company will continue its normal periodic assessment of these steam generators.

                                      -11-
                         ARIZONA PUBLIC SERVICE COMPANY


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

Operating Results
-----------------

         The following table summarizes the Company's revenues and earnings for the three-month, nine-month and twelve-month periods ended September 30, 1996 and 1995:

                                      Periods ended September 30
                                        (Thousands of Dollars)


                                Three Months                          Nine Months                          Twelve Months
                      -------------------------------    ------------------------------------    ----------------------------------
                           1996            1995                1996              1995                 1996              1995
                      --------------- ---------------    ----------------- ------------------    ---------------- -----------------
      Operating
      revenues           $566,899        $549,082           $1,338,818        $1,266,228            $1,687,542       $1,608,308

      Earnings for
      common stock       $124,331        $123,570           $  231,574        $  205,271            $  246,739       $  223,287


         Operating  Results  -  Three-month  period  ended  September  30,  1996
         -----------------------------------------------------------------------
         compared with three-month period ended September 30, 1995
         ---------------------------------------------------------

         Earnings were flat in the three-month period ended September 30, 1996. Results were favorably impacted by increased operating revenues, the write-down of an office building in 1995, lower property taxes, and lower interest expense. Operating revenues were higher due to customer growth, warmer weather, and higher residential usage. Property tax estimates for 1996 were reduced in the third quarter to reflect a change in tax law. See "Property Taxes" in Part II,
Item 1 of the June 10-Q. Interest expense decreased due to lower average interest rates and lower debt balances.

         Substantially offsetting these positive factors were the accelerated amortization of regulatory assets, a retail rate reduction, and an increase in fuel expenses. The accelerated regulatory asset amortization and the rate reduction were part of a regulatory agreement which became effective July 1, 1996. See Note 5 of Notes to Condensed Financial Statements. Fuel expenses were higher primarily due to higher natural gas costs, a less favorable mix of fuel and purchased power, and increased retail sales.

         Operating Results - Nine-month period ended September 30, 1996 compared
         -----------------------------------------------------------------------
         with nine-month period ended September 30, 1995
         -----------------------------------------------

         Earnings increased in the nine-month period ended September 30, 1996 primarily due to increased operating revenues, the

                                      -12-
write-down of an office building in 1995, a reduction in property taxes (see "Property Taxes" in Part II, Item 1 of the June 10-Q), and lower interest expense. Operating revenues were higher due to customer growth, warmer weather, and higher residential usage. Interest expense decreased due to lower average interest rates and lower debt balances.

         Partially offsetting these positive factors were an increase in fuel expenses, the accelerated amortization of regulatory assets, a retail rate reduction, and a gain on the sale of a small subsidiary in the first quarter of 1995. Fuel expenses were higher primarily due to higher natural gas costs, increased retail sales, higher coal prices, and a less favorable mix of fuel and purchased power. The accelerated regulatory asset amortization and the rate reduction were part of a regulatory agreement which became effective July 1, 1996. See Note 5 of Notes to Condensed Financial Statements.

         Operating  Results -  Twelve-month  period  ended  September  30,  1996
         -----------------------------------------------------------------------
         compared with twelve-month period ended September 30, 1995
         ----------------------------------------------------------

         Earnings increased in the twelve-month period ended September 30, 1996 primarily due to increased operating revenues, the write-down of an office building in 1995, a reduction in property taxes (see "Property Taxes" in Part II, Item 1 of the June 10-Q), and lower interest expense. Operating revenues were higher due to customer growth, warmer weather, and higher residential usage. Interest expense decreased due to lower average interest rates and lower debt balances.

         Partially offsetting these positive factors were an increase in fuel expenses, the accelerated amortization of regulatory assets, increased operation and maintenance expenses, a retail rate reduction, and a gain on the sale of a small subsidiary in the first quarter of 1995. Fuel expenses were higher primarily due to increased retail sales, higher natural gas costs, a less favorable mix of fuel and purchased power, and higher coal prices. The accelerated regulatory asset amortization and the rate reduction were part of a regulatory agreement which became effective July 1, 1996. See Note 5 of Notes to Condensed Financial Statements. Operations and maintenance expenses were higher primarily due to the write-down of certain inventory in the fourth quarter of 1995.

         Other Income
         ------------

         Other income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC. See Note 1 of Notes to Financial Statements in Part II, Item 8 of the 1995 10-K.

         As part of a 1994 rate settlement agreement with the ACC, the Company accelerated amortization of substantially all

                                      -13-
deferred ITCs over a five-year period beginning in 1995, resulting in a decrease in annual income tax expense of approximately $21 million.

Voluntary Severance Program
---------------------------

         The Company will take a charge in the fourth quarter of 1996 for a voluntary severance program. Employees may submit their request to participate in the program from October 15 through November 15, 1996. The Company cannot currently estimate the financial impact of this program.

Regulatory Matters
------------------

         See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report and Note 3 of Notes to Financial Statements in Part II, Item 8 of the 1995 10-K for a discussion of the Company's regulatory agreement and the Proposed Rules regarding the introduction of retail electric competition in Arizona.

Liquidity and Capital Resources
-------------------------------

         For the nine months ended September 30, 1996, the Company incurred approximately $197 million in capital expenditures, accounting for approximately 76% of the most recently estimated 1996 capital expenditures. The Company has estimated total capital expenditures for the years 1996, 1997, and 1998 to be approximately $260 million, $284 million, and $284 million, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

         Required and optional redemptions of preferred stock and long-term debt, including premiums thereon, and a capitalized lease obligation are expected to total approximately $217 million, $164 million, and $114 million for the years 1996, 1997, and 1998, respectively. During the nine months ended September 30, 1996, the Company redeemed approximately $171 million of its long-term debt and approximately $46 million of its preferred stock, and incurred $100 million of long-term debt under a revolving credit agreement. As a result of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Financial Statements), Pinnacle West will invest $50 million in the Company in each of the years 1996 through 1999. It is the Company's intention over the next several years to use excess cash flow primarily to retire debt and preferred stock.

         Although provisions in the Company's bond indenture, articles of incorporation, and financing orders from the ACC restrict the issuance of additional first mortgage bonds and preferred stock, management does not expect any of these restrictions to limit the Company's ability to meet its capital requirements.

                                      -14-
                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5.      Other Information
------------------------------

         Environmental Matters
         ---------------------

         As previously reported, the Clean Air Act Amendments of 1990 required two studies with respect to hazardous air pollutants emitted by electric utility steam generating units. See "Environmental Matters - EPA Environmental Regulation" in Part I, Item 1 of the 1995 10-K. The EPA has postponed, for up to three years, the general study concerning the necessity of regulating such units and has deferred promulgating regulations relating to mercury emissions.

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

         Competition and Electric Industry Restructuring
         -----------------------------------------------

         See Note 5 of the Notes to Condensed  Financial  Statements  in Part I,
Item 1 of this report for a discussion of competition and the Proposed Rules regarding the introduction of retail electric competition in Arizona.

                                      -15-
ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

Exhibit No.       Description
-----------       -----------

10.1 Arizona Corporation Commission Order, Decision No. 59870, dated October 9, 1996, including the Proposed Rules regarding the introduction of retail electric competition in Arizona

27.1              Financial Data Schedule


         (b)  Reports on Form 8-K

         During the quarter ended September 30, 1996, and the period ended November 13, 1996, the Company filed the following report on Form 8-K:

         Report dated August 28, 1996 regarding draft rules of the ACC Staff relating to the introduction of retail electric competition in Arizona.

                                      -16-
                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  ARIZONA PUBLIC SERVICE COMPANY
                                                          (Registrant)





Dated: November 13, 1996                    By:  Jaron B. Norberg
      --------------------------------           -------------------------------
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