Form 10-K405
period 1996-12-31
ARIZONA PUBLIC SERVICE CO
filed 1997-03-28
CIK 7286

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K
          (Mark One)
          |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996
                                             OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______
                          Commission File Number 1-4473

               Arizona Public Service Company
             (Exact name of registrant as specified in its charter)

               ARIZONA                                                                      86-0011170
     (State or other jurisdiction                                              (I.R.S. Employer Identification No.)
  of incorporation or organization)
400 North Fifth Street, P.O. Box 53999
     Phoenix, Arizona 85072-3999                                                          (602) 250-1000
   (Address of principal executive                                                (Registrant's telephone number,
               offices,                                                                including area code)
         including zip code)

------------------------------------------------------------------------------ --------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                                                 Name of each exchange on
                  Title of each class                                                which registered
------------------------------------------------------------------------------ --------------------------------------
     Adjustable Rate Cumulative Preferred Stock,
       Series Q, $100 Par Value..............................................     New York Stock Exchange

     $1.8125 Cumulative Preferred Stock,
       Series W, $25 Par Value...............................................     New York Stock Exchange

     10% Junior Subordinated Deferrable Interest
       Debentures, Series A, Due 2025........................................     New York Stock Exchange

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

                                                                                      Aggregate Market Value
                                                                                      of Voting Stock Held by
                                                                                       Non-affiliates of the
         Title of Each Class                     Shares Outstanding                      registrant as of
           of Voting Stock                     as of February 26, 1997                   February 26, 1997
--------------------------------------- -------------------------------------- --------------------------------------
   Cumulative Preferred Stock........                 4,095,373                           $198,000,000(a)
--------------------------------------- -------------------------------------- --------------------------------------
(a) Computed,  with respect to shares listed on the New York Stock Exchange,  by reference to the closing price on the composite tape on February 26, 1997, as reported by The Wall Street Journal, and with respect to non-listed shares, by determining  the yield on listed shares and assuming a market value for  non-listed  shares which would result in that same yield.

As of February 26, 1997, there were issued and outstanding  71,264,947 shares of the registrant's  common stock, $2.50 par value, all of which were held beneficially and of record by Pinnacle West Capital Corporation.

Documents  Incorporated by Reference  Portions of the registrant's  definitive proxy statement  relating to its annual meeting of shareholders to be held on May 20, 1997, are incorporated by reference into Part III hereof.

                                                 TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
GLOSSARY      .......................................................................................    1

PART I
     Item 1.  Business...............................................................................    2
     Item 2.  Properties.............................................................................   11
     Item 3.  Legal Proceedings......................................................................   14
     Item 4.  Submission of Matters to a Vote of Security Holders....................................   14
     Supplemental Item.
              Executive Officers of the Registrant...................................................   15

PART II
     Item 5.  Market for Registrant's Common Stock and Related Security Holder Matters...............   16
     Item 6.  Selected Financial Data................................................................   17
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................................................   18
     Item 8.  Financial Statements and Supplementary Data............................................   21
     Item 9.  Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure...............................................................   46

PART III
     Item 10. Directors and Executive Officers of the Registrant.....................................   46
     Item 11. Executive Compensation.................................................................   46
     Item 12. Security Ownership of Certain Beneficial Owners and Management.........................   46
     Item 13. Certain Relationships and Related Transactions.........................................   46

PART IV
     Item 14. Exhibits, Financial Statements, Financial Statement Schedules,
              and Reports on Form 8-K................................................................   47

SIGNATURES    ..........................................................................................65

                                    GLOSSARY

ACC --- Arizona Corporation Commission

ACC Staff --- Staff of the Arizona Corporation Commission

AFUDC --- Allowance for Funds Used During Construction

Amendments --- Clean Air Act Amendments of 1990

ANPP --- Arizona Nuclear Power Project, also known as Palo Verde

APB Opinion No. 25 --- Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"

APS --- Arizona Public Service Company

CC&N --- Certificate of convenience and necessity

Cholla --- Cholla Power Plant

Cholla 4 --- Unit 4 of the Cholla Power Plant

Company --- Arizona Public Service Company

CUC --- Citizens Utilities Company

DOE --- United States Department of Energy

EPA --- United States Environmental Protection Agency

Energy Act --- National Energy Policy Act of 1992

FASB --- Financial Accounting Standards Board

FERC --- Federal Energy Regulatory Commission

Four Corners --- Four Corners Power Plant

GAAP --- Generally accepted accounting principles

ITC --- Investment tax credit

kW --- Kilowatt, one thousand watts

kWh --- Kilowatt-hour, one thousand watts per hour

Mortgage --- Mortgage and Deed of Trust, dated as of July 1, 1946, as supplemented and amended

MWh --- Megawatt hours, one million watts per hour

1935 Act --- Public Utility Holding Company Act of 1935

NGS --- Navajo Generating Station

NRC --- Nuclear Regulatory Commission

PacifiCorp --- An Oregon-based utility company

Palo Verde --- Palo Verde Nuclear Generating Station

Pinnacle West --- Pinnacle West Capital Corporation, an Arizona corporation, the Company's parent

SEC --- Securities and Exchange Commission

SFAS No. 34 --- Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost"

SFAS No. 71 --- Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 123 --- Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"

SRP --- Salt River Project Agricultural Improvement and Power District

USEC --- United States Enrichment Corporation

Waste Act --- Nuclear Waste Policy Act of 1982, as amended

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

     The Company is Arizona's largest electric utility, with 738,000 customers, and provides wholesale or retail electric service to the entire state of Arizona with the exception of Tucson and about one-half of the Phoenix area. During 1996, no single purchaser or user of energy accounted for more than 3% of total electric revenues. At December 31, 1996, the Company employed 6,365 people, which includes employees assigned to joint projects where the Company is project manager.

     This document may contain "forward-looking statements" that involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in such forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: regulatory developments; competitive developments; regional economic conditions; the cost of debt and equity capital; regulatory, tax and environmental legislation; weather variations affecting customer usage; and technological developments in the electricity industry. See "Competition" in this Item for a discussion of some of these factors. Any forward-looking statements should be considered in light of these factors.

Competition

     Retail

     General. Under current law, the Company is not in direct competition with any other regulated electric utility for electric service in the Company's retail service territory. Nevertheless, the Company is subject to varying degrees of competition in certain territories adjacent to or within areas that it serves that are also currently served by other utilities in its region (such as Tucson Electric Power Company, Southwest Gas Corporation, and Citizens Utility Company) as well as cooperatives, municipalities, electrical districts and similar types of governmental organizations (principally SRP).

     The Company faces competitive challenges from low-cost hydroelectric power and natural gas fuel, as well as the access of some utilities to preferential low-priced federal power and other subsidies. In addition, some customers, particularly industrial and large commercial, may own and operate facilities to generate their own electric energy requirements. Such facilities may be operated by the customers themselves or by other entities engaged for such purpose. The legislatures and/or the regulatory commissions in most states have considered or are considering "retail wheeling." This requirement to transmit directly to retail customers could have the result of allowing retail customers to choose to purchase electric capacity and energy from the electric utility in whose service area they are located or from other electric utilities or independent power producers or power marketers.

     ACC Rules Regarding Arizona Electric Industry Restructuring. The ACC Staff has been conducting an ongoing investigation into the restructuring of the Arizona electric industry in an open competition docket involving many parties. In December 1996, the ACC adopted rules for introduction of retail electric competition in Arizona in phases from 1999 through 2003. The Rules establish a framework for introducing competition; however, with respect to certain matters, they also contain requirements for further workshops and ACC consideration prior to implementation. Recommendations to the ACC from the workshops are expected in late 1997. The Rules indicate that the ACC will allow recovery of unmitigated stranded costs, but do not set forth the mechanisms for determining or recovering such costs. The Company believes that state legislation will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona. See Note 2 of Notes to Financial Statements in Item 8 for further discussion of these Rules and of the lawsuits filed by the Company challenging certain provisions of the Rules.

     Wholesale

     General. The Company competes with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy in the wholesale market. The Company expects that competition to sell capacity will remain vigorous, and that wholesale prices will remain depressed for at least the next several years due to increased competition and surplus capacity in the western United States. The Company's rates for wholesale power sales and transmission services are subject to regulation by the FERC. During 1996, approximately 6% of the Company's electric operating revenues resulted from such sales and charges.

     The National Energy Policy Act of 1992 (the "Energy Act") has promoted increased competition in the wholesale electric power markets. The Energy Act reformed provisions of the Public Utility Holding Company Act of 1935 (the "1935 Act") and the Federal Power Act to remove certain barriers to competition for the supply of electricity. For example, the Energy Act permits the FERC to order transmission access for third parties to transmission facilities owned by another entity so that independent suppliers and other third parties can sell at wholesale to customers wherever located. The Energy Act does not, however, permit the FERC to issue an order requiring transmission access to retail customers.

     Effective July 9, 1996, a FERC decision requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with access to transmission facilities comparable to the transmission owners' facilities for wholesale transactions, establishes information requirements and provides recovery for certain wholesale stranded costs. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states, unless a state lacks authority to impose rates to recover such costs in which case FERC will consider doing so. The Company has filed its revised open access tariff in accordance with this decision. The Company does not believe that this decision will have a material adverse impact on its results of operations or financial position.

     Federal Regulation

     Several electric utility reform bills have been introduced during the current legislative session, which as currently written, would allow consumers to choose their electric supplier by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

     Regulatory Assets

     The Company's major regulatory assets are rate synchronization cost deferrals and deferred taxes. These items, combined with miscellaneous regulatory assets and liabilities, amounted to approximately $1.1 billion at December 31, 1996. In accordance with a 1996 regulatory agreement between the Company and the ACC Staff, the ACC accelerated the amortization of substantially all of the Company's regulatory assets to an eight-year period beginning July 1, 1996. The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, the Company would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations which could have a material impact on the Company's financial statements. See Notes 1, 2, and 9 of Notes to Financial Statements in Item 8 for additional information.

     Competitive Strategies

     The Company is pursuing strategies to maintain and enhance its competitive position. These strategies include (i) cost management, with an emphasis on the reduction of variable costs (fuel, operations, and maintenance expenses) and on increased productivity through technological efficiencies; (ii) a focus on the Company's core business through customer service, distribution system reliability, business segmentation and the anticipation of market opportunities;
(iii) an emphasis on good regulatory relationships; (iv) asset maximization (e.g., higher capacity factors and lower forced outage rates); (v) strengthening the Company's capital structure and financial condition; (vi) leveraging core competencies into related areas, such as energy management products and services; and (vii) building a trading floor and implementing a risk management program to provide for more stability of prices and the ability to retain or grow incremental margin through more competitive pricing and risk management. Underpinning the Company's competitive strategies are the strong growth characteristics of the Company's service territory. As competition in the electric utility industry continues to evolve, the Company will continue to pursue strategies to enhance its competitive position.

Generating Fuel and Purchased Power

     Generating Fuel and Purchased Power Costs

     Fuel and purchased power costs were approximately $326 million during 1996, a 20.7% increase over 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ___ Results of Operations" in Item 7 for a discussion of the factors contributing to this increase.

     1996 Energy Mix

     The Company's sources of energy during 1996 were: purchased power - 17.1%; coal - 43.9%; nuclear - 35.4%; and other - 3.6%.

     Generating Fuel Mix

     Coal, nuclear, gas and other contributions to total net generation of electricity by the Company in 1996, 1995 and 1994, and the average cost to the Company of those fuels (in dollars per MWh), were as follows:

                          Coal                 Nuclear                 Gas                  Other          All Fuels
                  -------------------   --------------------   -------------------  -------------------    ---------
                  Percent of  Average   Percent of   Average   Percent of  Average  Percent of  Average     Average
                  Generation    Cost    Generation    Cost     Generation   Cost    Generation    Cost       Cost
                  ----------    ----    ----------    ----     ----------   ----    ----------    ----       ----
1996 (estimate).     52.5%     $14.83      42.7%      $5.20       4.3%     $38.43       0.5%     $11.46     $11.72
1995............     54.7       13.83      40.1        5.21       5.0       19.52       0.2       11.84      10.66
1994............     59.7       13.84      33.8        6.09       6.3       24.64       0.2       16.26      11.90

     Other includes oil and hydro generation.

     Coal Supply

     The Company believes that Cholla has sufficient reserves of low sulfur coal committed to that plant for the next four years, the term of the existing coal contract. Sufficient reserves of low sulfur coal are available to continue operating Cholla for its useful life. The Company also believes that Four Corners and NGS have sufficient reserves of low sulfur coal available for use by those plants to continue operating them for their useful lives. The current sulfur content of coal being used at Four Corners, NGS and Cholla is approximately 0.73%, 0.60% and 0.44%, respectively. In 1996, average prices paid for coal supplied from reserves dedicated under the existing contracts increased as a result of power market conditions that changed the mix of coal. In addition, major price adjustments can occur from time to time as a result of contract renegotiation.

     NGS and Four Corners are located on the Navajo Reservation and held under easements granted by the federal government as well as leases from the Navajo Nation. See "Properties ___ Plant Sites Leased from Navajo Nation" in Item 2. The Company purchases all of the coal which fuels Four Corners from a coal supplier with a long-term lease of coal reserves owned by the Navajo Nation and for NGS from a coal supplier with a long-term lease with the Navajo Nation and the Hopi Tribe. The Company purchases all of the coal which fuels Cholla from a coal supplier who mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government, and private landholders. See
Note 11 of Notes to Financial Statements in Item 8 for information regarding the Company's obligation for coal mine reclamation.

     Natural Gas Supply

     The Company is a party to contracts with forty natural gas operators and marketers which allow the Company to purchase natural gas in the method it determines to be most economic. During 1996, the principal sources of the Company's natural gas generating fuel were twenty of these companies. The Company is currently purchasing the majority of its natural gas requirements from fifteen companies pursuant to contracts. During 1996 the price of natural gas increased primarily due to a significant increase in the transportation costs as well as increased natural gas prices. The Company's natural gas supply is transported pursuant to a firm transportation service contract between the Company and El Paso Natural Gas Company. The Company continues to analyze the market to determine the source and method of meeting its natural gas requirements.

     Nuclear Fuel Supply

     The fuel cycle for Palo Verde is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors and (6) the storage of spent fuel and the disposal thereof. The Palo Verde participants have made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 2000. Existing contracts and options could be utilized to meet approximately 80% of requirements in 2001 and 2002 and 50% of requirements from 2003 through 2007. Spot purchases in the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contract flexibilities and options. The Palo Verde participants have contracted for all conversion services required through 2000 and with options for up to 70% through 2002. The Palo Verde participants, including the Company, have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three Palo Verde units over a term expiring in September 2002, with options to continue through September 2007. In addition, existing contracts will provide fuel assembly fabrication services until at least 2003 for each Palo Verde unit, and through contract options, approximately fifteen additional years are available.

     Spent Nuclear Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE, and the Company, on its own behalf and on behalf of the other Palo Verde participants, has done so. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. In July 1996, the United States Court of Appeals for the District of Columbia Circuit ruled that the DOE has an obligation to start disposing of spent nuclear fuel no later than January 31, 1998. By way of letter dated December 17, 1996, DOE informed contract holders, including the Company, that DOE anticipates that it will be unable to begin acceptance of spent nuclear fuel for disposal in a repository or interim storage facility by January 31, 1998. Several bills have been introduced in Congress contemplating the construction of a central interim storage facility which could be available in the latter part of the current decade; however, there is resistance to certain features of these bills both in Congress and the Administration.

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

     The Company has storage capacity in existing fuel storage pools at Palo Verde which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of Palo Verde through about 2002, and believes it could augment that wet storage with new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. One way or another, the Company currently believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation beyond 2002.

     A new low-level waste facility was built in 1995 on-site which could store an amount of waste equivalent to ten years of normal operation at Palo Verde. Although some low-level waste has been stored on-site, the Company is currently shipping low-level waste to off-site facilities. The Company currently believes that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

     While believing that scientific and financial aspects of the issues of spent fuel and low-level waste storage and disposal can be resolved satisfactorily, the Company acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which it is less able to predict.

Purchased Power Agreements

     In addition to that available from its own generating capacity (see "Properties" in Item 2), the Company purchases electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with SRP which may be canceled by SRP on three years' notice and which requires SRP to make available, and the Company to pay for, certain amounts of electricity that are based in large part on customer demand within certain areas now served by the Company pursuant to a related territorial agreement. The generating capacity available to the Company pursuant to the contract was 305 MW through May 1996, at which time the capacity decreased to 297 MW. In 1996, the Company received approximately 557,998 MWh of energy under the contract and paid approximately $35 million for capacity availability and energy received.

     In September 1990, the Company and PacifiCorp entered into certain agreements relating principally to sales and purchases of electric power and electric utility assets, and in July 1991 the Company sold Cholla 4 to PacifiCorp. As part of the transaction, PacifiCorp agreed to make a firm system sale to the Company for thirty years during the Company's summer peak season in the amount of 175 megawatts for the first five years, increasing thereafter, at the Company's option, up to a maximum amount equal to the rated capacity of Cholla 4 (380 megawatts). The Company also had the option to convert these firm system sales to one-for-one seasonal capacity exchanges with PacifiCorp. The Company's agreements with PacifiCorp currently provide for the following Company purchases and one-for-one seasonal capacity exchanges during the indicated years: 1997 (175 megawatt firm capacity purchase; and 100 megawatt capacity exchange effective May 15, 1997); 1998 (175 megawatt firm capacity purchase, converting to capacity exchange in the summer of 1998; and 100 megawatt capacity exchange); 1999 and beyond (275 megawatt capacity exchange; and 205 megawatt capacity exchange beginning in the summer of 1999). In 1996, the generating capacity available to the Company from PacifiCorp was 175 MW. The Company received approximately 404,000 MWh of energy and paid approximately $18.5 million for capacity availability and the energy received.

     During 1996, the Company entered into an agreement with Citizens Utilities Company to build, own, operate and maintain a combustion turbine in northwest Arizona. Pursuant to a twenty-year purchase power agreement, the Company will recover the cost of the turbine and CUC will pay for the output requested by CUC. The Company has the right to secondary use of the output for cost of fuel and variable operations and maintenance. The Company expects that the combustion turbine will be in service during the first quarter of 1999.

Construction Program

     During the years 1994 through 1996, the Company incurred approximately $824 million in capitalized expenditures. Utility capitalized expenditures for the years 1997 through 1999 are expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities, and for environmental purposes. Capitalized expenditures, including expenditures for environmental control facilities, for the years 1997 through 1999 have been estimated as follows:

                              (Millions of Dollars)
By Year                                               By Major Facilities
--------------------------------                -------------------------------
1997                       $296                Electric generation        $267
1998                        283                Electric transmission        64
1999                        262                Electric distribution       412
                           ----                General facilities           98
                           $841                                           ----
                           ====                                           $841
                                                                          ====

     The amounts for 1997 through 1999 exclude capitalized interest costs and include capitalized property taxes and about $30 million each year for nuclear fuel. The Company conducts a continuing review of its construction program.

Mortgage Replacement Fund Requirements

     So long as any of the Company's first mortgage bonds are outstanding, the Company is required for each calendar year to deposit with the trustee under its Mortgage, cash in a formularized amount related to net additions to the Company's mortgaged utility plant; however, the Company may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1996, the replacement fund requirement amounted to approximately $129 million. All of the bonds issued by the Company under the Mortgage which are callable prior to maturity are redeemable at their par value plus accrued interest with cash deposited by the Company in the replacement fund, subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed and/or to other restrictions on any such redemption.

Environmental Matters

     EPA Environmental Regulation

     Clean Air Act. Pursuant to the Clean Air Act, the EPA has adopted regulations that address visibility impairment in certain federally-protected areas which can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that would limit sulfur dioxide emissions at NGS. Compliance with the emission limitation becomes applicable to NGS Units 3, 2, and 1 in 1997, 1998 and 1999, respectively. SRP, the NGS operating agent, has estimated a capital cost of $470 million, most of which will be incurred through 1998, and annual operations and maintenance costs of approximately $14 million for all three units, for NGS to meet these requirements. The Company is required to fund 14% of these expenditures.

     The Clean Air Act Amendments of 1990 (the "Amendments") address, among other things, "acid rain," visibility in certain specified areas, toxic air pollutants and the nonattainment of national ambient air quality standards. With respect to "acid rain," the Amendments establish a system of sulfur dioxide emissions "allowances." Each existing utility unit is granted a certain number of "allowances." On March 5, 1993, the EPA promulgated rules listing allowance allocations applicable to Company-owned plants, which allocations will begin in the year 2000. Based on those allocations, the Company will have sufficient allowances to permit continued operation of its plants at current levels without installing additional equipment. In addition, the Amendments require the EPA to set nitrogen oxides emissions limitations which would require certain plants to install additional pollution control equipment. In December 1996, the EPA issued rules for nitrogen oxides emissions limitations, which may require the Company to install additional pollution control equipment at Four Corners by January 1, 2000. Based on its initial evaluation, the Company currently estimates its capital cost of complying with the rules may be approximately $4 million. On February 14, 1997, the Company filed a Petition for Review in the United States Court of Appeals for the District of Columbia challenging the classification of Four Corners Unit 4 in these rules. Arizona Public Service Company v. United States Environmental Protection Agency, No.
97-1091.

     With respect to protection of visibility in certain specified areas, the Amendments require the EPA to conduct a study concerning visibility impairment in those areas and identification of sources contributing to such impairment. Interim findings of this study have indicated that any beneficial effect on visibility as a result of the Amendments would be offset by expected population and industry growth. The EPA has established a "Grand Canyon Visibility
Transport Commission" to complete a study on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. NGS, Cholla and Four Corners are located near the "Golden Circle of National Parks." The Commission completed its study and on June 10, 1996 submitted its final recommendations to the EPA. The Commission recommended that, beginning in 2000 and every 5 years thereafter, if actual sulfur dioxide emissions from all stationary sources in an eight-state region (including Arizona, New Mexico, Utah, Nevada and California) exceed the projected emissions, which are projected to decline under the current regulatory scheme, the projected total emissions will be changed to a "regional emissions cap" and an emissions trading program would be implemented to limit total sulfur dioxide emissions in the region. The EPA will consider these recommendations before promulgating final requirements on a regional haze regulatory program which is under EPA review (see "Air Quality Standards" below), which is expected by December 1997. If such a program were implemented, industry, including the Company's coal plants, could be subject to further emissions limits. The Company cannot currently estimate the capital expenditures, if any, which may be required as a result of the EPA studies and the Commission's recommendations.

     With respect to hazardous air pollutants emitted by electric utility steam generating units, the Amendments require two studies. The results of the first study indicated an impact from mercury emissions from such units in certain unspecified areas; however, the EPA has not yet stated whether or not emissions limitations will be imposed. Next, the EPA will complete a general study by 1999 concerning the necessity of regulating such units under the Amendments. Due to the lack of historical data, and because the Company cannot speculate as to the ultimate requirements by the EPA, the Company cannot currently estimate the capital expenditures, if any, which may be required as a result of these studies.

     Certain aspects of the Amendments may require related expenditures by the Company, such as permit fees, none of which the Company expects to have a material impact on its financial position or results of operations.

     Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund") establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties ("PRP's") and may be each strictly, and often jointly and severally, liable for the cost of any necessary remediation of the substances. The EPA had previously advised the Company that the EPA considers the Company to be a PRP in the Indian Bend Wash Superfund Site, South Area, where the Company's

Ocotillo Power Plant is located. The Company is in the process of conducting a voluntary investigation to determine the extent and scope of contamination at the plant site. Based on the information to date, the Company does not expect this matter to have a material impact on its financial position or results of operations.

     Air Quality Standards. In December 1996, the EPA proposed revised National Ambient Air Quality Standards ("NAAQS") for ozone and particulate matter, and related implementing regulations. The comment period for the proposed NAAQS rules ended on March 12, 1997, and the final rules are expected by July 1997. The EPA is also expected to propose rules to deal with regional haze by June 1997, and final rules are expected by December 1997. Due to these standards the Company could be required to install additional pollution control equipment at certain of its plants. The Company cannot currently estimate the capital expenditures, if any, which may be required as a result of the final rules.

     MGP Sites. The Company currently is investigating properties, either presently or previously owned by the Company, which were at one time sites of, or sites associated with, manufactured gas plants. The purpose of this investigation is to determine if waste materials are present, if such materials constitute an environmental or health risk, and if the Company has any responsibility for remedial action. Where appropriate, the Company has begun remediation of certain of these sites. The Company does not expect these matters to have a material adverse effect on its financial position or results of operations.

     Purported Navajo Environmental Regulation

     Four Corners and NGS are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Nation. The Company is the Four Corners operating agent and owns a 100% interest in Four Corners Units 1, 2 and 3, and a 15% interest in Four Corners Units 4 and 5. The Company owns a 14% interest in NGS Units 1, 2 and 3. In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the "Acts").

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

     Both groundwater and surface water in areas important to the Company's operations have been the subject of inquiries, claims and legal proceedings which will require a number of years to resolve. The Company is one of a number of parties in a proceeding before a state court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. (State of New Mexico, in the relation of S.E. Reynolds, State Engineer vs. United States of America, City of Farmington, Utah International, Inc., et al., San Juan County, New Mexico, District Court No. 75-184). An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for a then-agreed upon cost, sufficient water from its allocation to offset the loss.

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

     Although the foregoing matters remain subject to further evaluation, the Company expects that the described litigation will not have a material adverse impact on its financial position or results of operations.

                               ITEM 2. PROPERTIES

Accredited Capacity

     The Company's present generating facilities have an accredited capacity aggregating 4,026,700 kW, comprised as follows:

                                                                                                       Capacity(kW)
                                                                                                       ------------
Coal:
     Units 1, 2 and 3 at Four Corners, aggregating...............................................        560,000
     15% owned Units 4 and 5 at Four Corners, representing.......................................        222,000
     Units 1, 2 and 3 at Cholla Plant, aggregating...............................................        615,000
     14% owned Units 1, 2 and 3 at the Navajo Plant, representing................................        315,000
                                                                                                       ---------
                                                                                                       1,712,000
                                                                                                       =========
Gas or Oil:
     Two steam units at Ocotillo, two steam units at Saguaro, and one
       steam unit at Yucca, aggregating..........................................................        463,400(1)
     Eleven combustion turbine units, aggregating................................................        500,600
     Three combined cycle units, aggregating.....................................................        253,500
                                                                                                       ---------
                                                                                                       1,217,500
                                                                                                       =========
Nuclear:
     29.1% owned or leased Units 1, 2 and 3 at Palo Verde, representing..........................      1,091,600
                                                                                                       =========

Other............................................................................................          5,600
                                                                                                       =========

---------------

     (1) West Phoenix steam units (108,300 kW) are currently mothballed.

              -----------------------------------------------------

Reserve Margin

     The Company's peak one-hour demand on its electric system was recorded on July 31, 1996 at 4,574,700 kW, compared to the 1995 peak of 4,420,400 kW recorded on July 28. Taking into account additional capacity then available to it under purchase power contracts as well as its own generating capacity, the Company's capability of meeting system demand on July 31, 1996, computed in accordance with accepted industry practices, amounted to 4,680,300 kW, for an installed reserve margin of 2.7%. The power actually available to the Company from its resources fluctuates from time to time due in part to planned outages, technical problems and short-term purchases. The available capacity from sources actually operable at the time of the 1996 peak amounted to 4,909,300 kW, for a margin of 8.5%. Firm purchases from neighboring utilities totaling 650,000 kW were in place at the time of the peak ensuring the ability to meet the load requirement.

Plant Sites Leased from Navajo Nation

     NGS and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. The risk with respect to enforcement of these easements and leases is not deemed by the Company to be material. The lease for Four Corners contains a waiver until 2001 of the requirement that the Company pay certain taxes to the Navajo Nation. The Company and the Navajo Nation are currently negotiating an agreement that would settle certain issues regarding this waiver and other matters, including the computation of royalties due on the sales of coal and possessory interest taxes paid by the fuel supplier to Four Corners. If this settlement is consummated, the fuel supplier, the Navajo Nation and the Four Corners participants would agree as a part of their settlement to restructure their relationships in an effort to permit the power and energy generated at Four Corners to be priced competitively. The Company cannot currently predict the outcome of these settlement negotiations. Certain of the Company's transmission lines and almost all of its contracted coal sources are also located on Indian reservations. See "Generating Fuel and Purchased Power --- Coal Supply" in Item 1.

Palo Verde Nuclear Generating Station

     Palo Verde Leases

     On August 18, 1986 and December 19, 1986, the Company entered into a total of three sale and leaseback transactions under which it sold and leased back approximately 42% of its 29.1% ownership interest in Palo Verde Unit 2. The leases under each of the sale and leaseback transactions have initial lease terms expiring on December 31, 2015. Each of the leases also allows the Company to extend the term of the lease and/or to repurchase the leased Unit 2 interest under certain circumstances at fair market value. The leases in the aggregate require annual payments of approximately $40 million through 1999, approximately $46 million in 2000 and approximately $49 million through 2015 (see Note 8 of Notes to Financial Statements in Item 8).

     Regulatory

     Operation of each of the three Palo Verde units requires an operating license from the NRC. Full power operating licenses for Units 1, 2 and 3 were issued by the NRC in June 1985, April 1986 and November 1987, respectively. The full power operating licenses, each valid for a period of approximately 40 years, authorize the Company, as operating agent for Palo Verde, to operate the three Palo Verde units at full power.

     Nuclear Decommissioning Costs

     See Note 12 of Notes to Financial Statements in Item 8 for a discussion of the Company's nuclear decommissioning costs.

     Steam Generators

     See "Palo Verde Nuclear Generating Station" in Note 11 of Notes to Financial Statements in Item 8 for a discussion of issues relating to the Palo Verde steam generators.

     Palo Verde Liability and Insurance Matters

     See "Palo Verde Nuclear Generating Station" in Note 11 of Notes to Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including the Company, for Palo Verde.

Other Information Regarding the Company's Properties

     See "Environmental Matters" and "Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of the Company's power plants.

     See "Construction Program" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations ___ Capital Needs and Resources" in Item 7 for a discussion of the Company's construction plans.

     See Notes 4, 7 and 8 of Notes to Financial Statements in Item 8 with respect to property of the Company not held in fee or held subject to any major encumbrance.

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

                            ITEM 3. LEGAL PROCEEDINGS

Property Taxes

     On June 29, 1990, a new Arizona state property tax law was enacted, effective as of December 31, 1989, which adversely impacted the Company's earnings before income taxes in tax years 1990 through 1995 by an aggregate amount of approximately $21 million per year. On December 20, 1990, the Palo Verde participants, including the Company, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. (Arizona Public Service Company, et al. v. Apache County, et al., No. TX 90-01686 (Consol.), Maricopa County Superior Court). On April 23, 1996, the parties reached an agreement to settle the litigation and on July 18, 1996, the Governor signed a new Arizona property tax law that reduced the aggregate property tax of the Company by approximately $18 million (before income taxes) in 1996, with slightly lower amounts expected in future years. Under the formula for potential future rate reduction pursuant to the 1996 regulatory agreement (see "1996 Regulatory Agreement" in Note 2 of Notes to Financial Statements in Item 8 of this report), the property tax reduction is expected to reduce future retail rates. The parties to the litigation have reached a settlement pursuant to which the Company will relinquish its claims for retrospective relief provided that the prospective relief provided by the new law is not changed (other than by changes in law affecting taxpayers generally) for a period of three years.

     See "Environmental Matters" and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes. See "Regulatory Matters" in
Note 2 of Notes to Financial Statements in Item 8 for information regarding lawsuits filed by the Company challenging certain provisions of rules adopted by the ACC for the phased-in introduction of retail electric competition in Arizona (Arizona Public Service Company v. The Arizona Corporation Commission, in the Superior Court of the State of Arizona in and for the County of Maricopa, No. CV97-03753, and Arizona Public Service Company v. The Arizona Corporation
Commission, in the Court of Appeals, State of Arizona, Division One, No. 1 CA-CC-97-0002, ACC Docket No. R-0000-94-165).

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

                      SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS
                                OF THE REGISTRANT

The Company's executive officers are as follows:

                                  Age At
Name                          March 1, 1997            Position(s) At March 1, 1997
----                          -------------            ----------------------------
Richard Snell                       66            Chairman of the Board of Directors(1)
William J. Post                     46            President and Chief Executive Officer(1)
Jack E. Davis                       50            Executive Vice President, Commercial Operations
George A. Schreiber, Jr.            48            Executive Vice President and Chief Financial Officer(1)
William L. Stewart                  53            Executive Vice President, Generation
Armando B. Flores                   53            Senior Vice President, Human Resources and Corporate Services
James M. Levine                     47            Senior Vice President, Nuclear
Jan H. Bennett                      49            Vice President, Customer Service
Edward Z. Fox                       43            Vice President, Environmental, Health and Safety
William E. Ide                      50            Vice President, Nuclear Engineering
Nancy C. Loftin                     43            Vice President, Chief Legal Counsel and Secretary
Leslie M. Mesh                      50            Vice President, Marketing and Economic Development
Gregg R. Overbeck                   50            Vice President, Nuclear Production
Nancy E. Felker                     45            Treasurer
William J. Hemelt                   43            Controller

---------------

     (1) Member of the Board of Directors.

     The executive officers of the Company are elected no less often than annually and may be removed by the Board of Directors at any time. The terms served by the named officers in their current positions and the principal occupations (in addition to those stated in the table and exclusive of directorships) of such officers for the past five years have been as follows:

     Mr. Snell was elected to his present position as of February 1990. He was also elected Chairman of the Board, President and Chief Executive Officer of Pinnacle West at that time, and he retired as President in February 1997. Previously, he was Chairman of the Board (1989-1992) and Chief Executive Officer (1989-1990) of Aztar Corporation.

     Mr. Post assumed his present position in February 1997. Prior to that time he was Senior Vice President and Chief Operating Officer (since September 1994), Senior Vice President, Planning, Information and Financial Services (since June
1993), and Vice President, Finance & Rates (since April 1987). In February 1997, Mr. Post became President of Pinnacle West.

     Mr. Davis was elected to his present position in September 1996. Prior to that time he was Vice President, Generation and Transmission (June 1993-September 1996); Director, Transmission Systems (January 1993-June 1993); Director, Fossil Generation (June 1992-December 1992); and Director, System Development and Power Operations (May 1990-May 1992).

     Mr. Schreiber was elected to his present position in February 1997. Prior to that time he was Managing Director at PaineWebber, Inc. (since February
1990).

     Mr. Stewart was elected to his present position in September 1996. Prior to that time he was Executive Vice President, Nuclear (since May 1994) and Senior Vice President --- Nuclear for Virginia Power (since 1989).

     Mr. Flores was elected to his present position in September 1996. Prior to that time, he was Vice President, Human Resources (1991-1996) of the Company.

     Mr. Levine was elected to his present position in September 1996. Prior to that time he was Vice President, Nuclear Production (since September 1989).

     Mr. Bennett was elected to his present position in May 1991.

     Mr. Fox was elected to his present position in October 1995. Prior to that time he was Director, Arizona Department of Environmental Quality and Chairman, Wastewater Management Authority of Arizona (July 1991-September 1995).

     Mr. Ide was elected to his present position in September 1996. Prior to that time he was Director, Palo Verde Operations (1994-1996) and Palo Verde Unit 1 Plant Manager (1988-1994).

     Ms. Loftin was elected to the positions of Vice President and Chief Legal Counsel in September 1996 and has been Secretary since April 1987. Prior to that time, in addition to Secretary, she was Corporate Counsel (since February 1989).

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

     Ms. Felker was elected to her present position in June 1993. Prior to that time she was Assistant Treasurer (since October 1992). She is also Treasurer (since June 1990) and Vice President (since February 1994) of Pinnacle West.

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

     The chart below sets forth the dividends declared on the Company's common stock for each of the four quarters for 1996 and 1995.

                             Common Stock Dividends
                             (Thousands of Dollars)

--------------------------------------- -------------------------------------- --------------------------------------
               Quarter                                  1996                                   1995
--------------------------------------- -------------------------------------- --------------------------------------
             1st Quarter                               $42,500                                 $42,500
             2nd Quarter                                42,500                                  42,500
             3rd Quarter                                42,500                                  42,500
             4th Quarter                                42,500                                  42,500
--------------------------------------- -------------------------------------- --------------------------------------

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

                         ITEM 6. SELECTED FINANCIAL DATA

                                                    1996           1995          1994          1993          1992
                                                  ----------    ----------    ----------    ----------    ----------
                                                                      (Thousands of Dollars)
Electric Operating Revenues..................     $1,718,272    $1,614,952    $1,626,168    $1,602,413    $1,587,582
Fuel and Purchased Power.....................        325,523       269,798       300,689       300,546       287,201
Operating Expenses...........................      1,027,541       963,400       957,046       929,379       908,123
                                                  ----------    ----------    ----------    ----------    ----------
   Operating Income..........................        365,208       381,754       368,433       372,488       392,258
Other Income.................................         35,217        25,548        44,510        54,220        48,801
Interest Deductions --- Net..................        156,954       167,732       169,457       176,322       194,254
                                                  ----------    ----------    ----------    ----------    ----------
   Net Income................................        243,471       239,570       243,486       250,386       246,805
   Preferred Dividends.......................         17,092        19,134        25,274        30,840        32,452
                                                  ----------    ----------    ----------    ----------    ----------
   Earnings for Common Stock.................     $  226,379    $  220,436    $  218,212    $  219,546    $  214,353
                                                  ==========    ==========    ==========    ==========    ==========


Total Assets.................................     $6,423,222    $6,418,262    $6,348,261    $6,357,262    $5,629,432
                                                  ==========    ==========    ==========    ==========    ==========


Capital Structure:
   Common Stock Equity.......................     $1,729,390    $1,621,555    $1,571,120    $1,522,941    $1,476,390
   Non-Redeemable Preferred Stock............        165,673       193,561       193,561       193,561       168,561
   Redeemable Preferred Stock................         53,000        75,000        75,000       197,610       225,635
   Long-Term Debt Less Current Maturities....      2,029,482     2,132,021     2,181,832     2,124,654     2,052,763
                                                  ----------    ----------    ----------    ----------    ----------
     Total Capitalization....................      3,977,545     4,022,137     4,021,513     4,038,766     3,923,349
   Current Maturities of Long-Term Debt......        153,780         3,512         3,428         3,179        94,217
   Short-Term Debt...........................         16,900       177,800       131,500       148,000       195,000
                                                  ----------    ----------    ----------    ----------    ----------
     Total...................................     $4,148,225    $4,203,449    $4,156,441    $4,189,945    $4,212,566
                                                  ==========    ==========    ==========    ==========    ==========

---------------

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for a discussion of certain information in the foregoing table.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1996 Compared with 1995 Earnings in 1996 were $226.4 million compared with $220.4 million in 1995. Earnings increased primarily due to increased operating revenues, lower property taxes, the recognition of $12 million of income tax benefits associated with capital loss carryforwards and lower interest expense. The comparison of 1996 to 1995 was also positively impacted by asset write-downs of $21 million before income taxes in 1995. Operating revenues were higher due to increased sales resulting from customer growth, warmer weather in 1996 and higher usage, particularly by residential customers. Property taxes decreased primarily due to a change in tax law. Interest expense was lower due to lower average interest rates and lower amounts of debt outstanding.

Partially offsetting these positive factors were $60 million of accelerated regulatory asset amortization, higher fuel expenses, a pretax charge of $31.7 million for a voluntary severance program and a retail rate reduction. Also negatively affecting the comparison of 1996 with 1995 was a gain on the sale of a small subsidiary in 1995. The accelerated regulatory asset amortization and the rate reduction were part of a regulatory agreement which became effective July 1, 1996 (see Note 2 of Notes to Financial Statements). Fuel expenses were up primarily due to higher natural gas costs, increased retail sales and higher coal prices. The Company does not have a fuel adjustment clause as part of its retail rate structure; therefore, changes in fuel and purchased power expenses are reflected currently in earnings.

1995 Compared with 1994 Earnings in 1995 were $220.4 million compared with $218.2 million in 1994. Earnings increased primarily due to customer growth, lower fuel expenses, accelerated amortization of investment tax credits, lower operations and maintenance expenses, lower preferred stock dividends and a gain recognized on the sale of a small subsidiary. Fuel expenses decreased due to lower fuel prices and a more favorable mix resulting from increased nuclear generation. The accelerated amortization of investment tax credits was a result of a 1994 rate settlement (see Note 2 of Notes to Financial Statements) and is reflected as a $21 million decrease in income tax expense. Operations and maintenance expense decreased as a result of lower fossil plant overhaul costs, improved nuclear operations and severance costs incurred in 1994. Preferred stock dividends decreased due to less preferred stock outstanding.

Substantially offsetting these positive factors were the absence of non-cash income related to a 1991 rate settlement, milder weather, the reversal in 1994 of certain previously recorded depreciation, a retail rate reduction which became effective June 1, 1994 and in 1995 a $13 million pretax write-down of an office building and an $8 million pretax write-down of certain inventory.

Operating Revenues Operating revenues reflect changes in both the volume of units sold and price per kilowatt-hour of electric sales. An analysis of the increases (decreases) in 1996 and 1995 electric operating revenues compared with the prior year follows (in millions of dollars):

                                                      1996              1995
                                                      ----              ----
                Volume variance:
                  Customer growth and usage          $ 75.1            $ 57.9
                  Weather                              40.1             (42.0)
                  Other                                ---               (1.7)
                Rate reductions                       (29.7)            (11.4)
                Interchange sales                       8.5              (7.2)
                Other                                   9.3              (6.8)
                                                     ------            ------

                  Total change                       $103.3            $(11.2)

Other Income Net income reflects accounting practices required for regulated public utilities and represents a composite of cash and non-cash items, including AFUDC and accretion income on Palo Verde Unit 3 (see Statements of Cash Flows and Note 1 of Notes to Financial Statements). The after-tax accretion income recorded in 1994 was $20.3 million. Also in 1994 was a one-time depreciation reversal of $15 million, after income taxes, which was included in "Other ___ net" in the Statements of Income (see Note 2 of Notes to Financial Statements).

Capital Needs and Resources

During 1996, the Company redeemed approximately $223 million of long-term debt and preferred stock. Required and optional redemptions of preferred stock and repayments of long-term debt, including premiums thereon, and payments for a capitalized lease obligation are expected to total approximately $222 million, $114 million and $114 million for the years 1997, 1998 and 1999, respectively.

The Company's capital requirements consist primarily of capital expenditures and optional and mandatory repayments of long-term debt and preferred stock. The resources available to meet these requirements include funds provided by operations, external financings and annual equity infusions from the parent company of $50 million from 1997 through 1999 (see Note 2 of Notes to Financial Statements).

Present construction plans through the year 2006 do not include any major baseload generating plants. In general, most of the capital expenditures are for expanding transmission and distribution capabilities to meet customer growth, for upgrading existing facilities and for environmental purposes. Capital expenditures are anticipated to be approximately $296 million, $283 million and $262 million for 1997, 1998 and 1999, respectively. These amounts include about $30 million each year for nuclear fuel.

During the period 1994 through 1996, the Company funded all capital expenditures with funds from operations. The Company expects to have adequate resources to meet its capital requirements for the period 1997 through 1999.

Although provisions in the Company's bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that the Company may issue, management does not expect any of these provisions to limit the Company's ability to meet its capital requirements.

As of December 31, 1996, the Company had credit commitments from various banks totaling approximately $400 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At the end of 1996, there were $16.9 million of commercial paper and $100 million of bank borrowings outstanding.

Accounting Matters

See Note 12 of Notes to Financial Statements for a description of a proposed standard on accounting for certain liabilities related to closure or removal of long-lived assets.

Current Issues

The Company's ability to maintain and improve its current level of earnings will depend on several factors. As the electric industry becomes more competitive, the Company's ability to reduce costs and increase productivity and asset utilization will be an important factor in maintaining a price structure that is both attractive to customers and profitable to the Company. Other important factors that could affect the Company's future earnings levels and any forward-looking statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include regulatory developments; competitive developments; regional economic conditions;

the cost of debt and equity capital; regulatory, tax and environmental legislation; weather variations affecting customer usage; and technological developments in the electricity industry.

Competition Competition continues to evolve in the electric utility industry. In December 1996, the ACC adopted rules for the introduction of retail electric competition in Arizona in phases from 1999 through 2003. The Rules establish a framework for introducing competition; however, with respect to certain matters, they also contain requirements for further workshops and ACC consideration prior to implementation. Recommendations to the ACC from the workshops are expected in late 1997. The Rules indicate that the ACC will allow recovery of unmitigated stranded costs, but do not set forth the mechanisms for determining or recovering such costs. Separately, the Arizona legislature established a joint legislative committee to study retail electric competition and to report to the legislature by the end of 1997. The Company believes that state legislation will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona. Additionally, legislation related to electric competition has been proposed in the U.S. Congress. See Note 2 of Notes to Financial Statements for further discussion of competitive developments. Until it has been determined how competition will be implemented in Arizona, the Company cannot accurately predict the impact of full retail electric competition on its financial position or results of operations.

The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets which amounted to approximately $1.1 billion at December 31, 1996. In accordance with the 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of the Company's regulatory assets over an eight-year period. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, the Company would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations which could have a material impact on the Company's financial statements. See Note 1 of Notes to Financial Statements for additional information on regulatory accounting.

Rate Matters Pursuant to the price reduction formula in the 1996 regulatory agreement (see Note 2 of Notes to Financial Statements), in March 1997, the Company filed with the ACC its calculation of an annual retail rate reduction of approximately $18 million ($11 million after income taxes) or 1.2%,to become effective July 1, 1997. The amount and timing of the rate decrease is subject to ACC approval.

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                Page
                                                                                                                ----

Report of Management..........................................................................................   22

Independent Auditors' Report..................................................................................   23

Statements of Income for each of the three years in the period ended December 31, 1996........................   25

Balance Sheets --- December 31, 1996 and 1995.................................................................   26

Statements of Cash Flows for each of the three years in the period ended December 31, 1996....................   28

Statements of Retained Earnings for each of the three years in the period ended December 31, 1996.............   29

Notes to Financial Statements.................................................................................   29

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

Periodically the internal accounting control system is reviewed by both the Company's internal auditors and its independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports or summaries thereof are transmitted to the Audit Review Committee of the Board of Directors and the independent auditors on a timely basis.

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





William J. Post                                   George A. Schreiber, Jr.

William J. Post                                   George A. Schreiber, Jr.
President and                                     Executive Vice President
Chief Executive Officer                           and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Arizona Public Service Company as of December 31, 1996 and 1995 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Deloitte & Touche LLP
Phoenix, Arizona
February 28, 1997

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                         ARIZONA PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME

                                                                          Year Ended December 31,
                                                        ------------------------------------------------------------
                                                           1996                    1995                     1994
                                                        -----------             -----------              -----------
                                                                          (Thousands of Dollars)
Electric Operating Revenues.........................    $ 1,718,272              $ 1,614,952             $ 1,626,168
                                                        -----------              -----------             -----------


Fuel Expenses:
   Fuel for electric generation.....................        230,393                  208,928                 237,103
   Purchased power..................................         95,130                   60,870                  63,586
                                                        -----------              -----------             -----------
     Total..........................................        325,523                  269,798                 300,689
                                                        -----------              -----------             -----------

Operating Revenues Less Fuel Expenses...............      1,392,749                1,345,154               1,325,479
                                                        -----------              -----------             -----------

Other Operating Expenses:
   Operations excluding fuel expenses...............        321,959                  284,842                 292,292
   Maintenance......................................        108,755                  115,972                 119,629
   Depreciation and amortization (Note 1)...........        297,210                  242,098                 236,108
   Income taxes (Note 9)............................        178,513                  178,865                 168,202
   Other taxes......................................        121,104                  141,623                 140,815
                                                        -----------              -----------             -----------
     Total..........................................      1,027,541                  963,400                 957,046
                                                        -----------              -----------             -----------

Operating Income....................................        365,208                  381,754                 368,433
                                                        -----------              -----------             -----------

Other Income (Deductions):
   Allowance for equity funds used during
     construction...................................          5,209                    4,982                   3,941
   Income taxes (Note 9)............................         45,552                   37,598                  (9,042)
   Palo Verde accretion income (Note 1).............            ---                      ---                  33,596
   Other --- net....................................        (15,544)                 (17,032)                 16,015
                                                        -----------              -----------             -----------
     Total..........................................         35,217                   25,548                  44,510
                                                        -----------              -----------             -----------

Income Before Interest Deductions...................        400,425                  407,302                 412,943
                                                        -----------              -----------             -----------


Interest Deductions:
   Interest on long-term debt.......................        147,666                  160,032                 159,840
   Interest on short-term borrowings................         10,621                    8,143                   6,205
   Debt discount, premium and expense...............          8,176                    8,622                   8,854
   Allowance for borrowed funds used during
     construction...................................         (9,509)                  (9,065)                 (5,442)
                                                        -----------              -----------             -----------
     Total..........................................        156,954                  167,732                 169,457
                                                        -----------              -----------             -----------

Net Income..........................................        243,471                  239,570                 243,486
Preferred Stock Dividend Requirements...............         17,092                   19,134                  25,274
                                                        -----------              -----------             -----------

Earnings for Common Stock...........................   $    226,379             $    220,436            $    218,212
                                                       ============             ============            ============

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                   1996                     1995
                                                                                -----------              -----------
                                                                                       (Thousands of Dollars)
Utility Plant (Notes 4, 7 and 8):
   Electric plant in service and held for future use........................     $ 6,803,211             $ 6,544,860
   Less accumulated depreciation and amortization...........................       2,426,143               2,231,614
                                                                                 -----------             -----------
     Total..................................................................       4,377,068               4,313,246
   Construction work in progress............................................         226,935                 281,757
   Nuclear fuel, net of amortization of $63,892
     and $68,275............................................................          51,137                  52,084
                                                                                 -----------             -----------
     Utility Plant --- net..................................................       4,655,140               4,647,087
                                                                                 -----------             -----------

Investments and Other Assets (Note 12)......................................         113,666                  97,742
                                                                                 -----------             -----------

Current Assets:
   Cash and cash equivalents................................................          12,521                  18,389
   Accounts receivable:
     Service customers......................................................         111,715                 100,433
     Other..................................................................          49,898                  28,107
     Allowance for doubtful accounts........................................          (1,685)                 (1,656)
Accrued utility revenues (Note 1)...........................................          55,470                  53,519
Materials and supplies (at average cost)....................................          74,120                  78,271
Fossil fuel (at average cost)...............................................          13,928                  21,722
Deferred income taxes (Note 9)..............................................           8,424                   5,653
Other.......................................................................          22,767                  17,839
                                                                                 -----------             -----------
   Total Current Assets.....................................................         347,158                 322,277
                                                                                 -----------             -----------

Deferred Debits:
   Regulatory asset for income taxes (Note 9)...............................         516,722                 548,464
   Rate synchronization cost deferral (Note 1)..............................         414,082                 449,299
   Unamortized costs of reacquired debt.....................................          69,554                  63,518
   Unamortized debt issue costs.............................................          16,692                  17,772
   Other....................................................................         290,208                 272,103
                                                                                 -----------             -----------
     Total Deferred Debits..................................................       1,307,258               1,351,156
                                                                                 -----------             -----------
     Total..................................................................     $ 6,423,222             $ 6,418,262
                                                                                 ===========             ===========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                   LIABILITIES

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                   1996                     1995
                                                                                -----------              -----------
                                                                                       (Thousands of Dollars)
Capitalization (Notes 3 and 4):
   Common stock.............................................................    $    178,162            $    178,162
   Premiums and expenses --- net............................................       1,091,122               1,039,550
   Retained earnings........................................................         460,106                 403,843
                                                                                ------------            ------------
     Common stock equity....................................................       1,729,390               1,621,555
   Non-redeemable preferred stock...........................................         165,673                 193,561
   Redeemable preferred stock...............................................          53,000                  75,000
   Long-term debt less current maturities...................................       2,029,482               2,132,021
                                                                                ------------            ------------
     Total Capitalization...................................................       3,977,545               4,022,137
                                                                                ------------            ------------

Current Liabilities:
   Commercial paper (Note 5)................................................          16,900                 177,800
   Current maturities of long-term debt (Note 4)............................         153,780                   3,512
   Accounts payable.........................................................         174,394                 106,583
   Accrued taxes............................................................          86,327                  82,827
   Accrued interest.........................................................          39,115                  41,549
   Customer deposits........................................................          32,137                  32,746
   Other....................................................................          21,150                  21,134
                                                                                ------------            ------------
     Total Current Liabilities..............................................         523,803                 466,151
                                                                                ------------            ------------

Deferred Credits and Other:
   Deferred income taxes (Note 9)...........................................       1,414,242               1,429,482
   Deferred investment tax credit (Note 9)..................................          87,723                 115,353
   Unamortized gain ___ sale of utility plant (Note 8)......................          86,939                  91,514
   Customer advances for construction.......................................          24,044                  19,846
   Other....................................................................         308,926                 273,779
                                                                                ------------            ------------
     Total Deferred Credits and Other.......................................       1,921,874               1,929,974
                                                                                ------------            ------------

Commitments and Contingencies (Note 11)

   Total....................................................................     $ 6,423,222             $ 6,418,262
                                                                                 ===========             ===========

                         ARIZONA PUBLIC SERVICE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                        --------------------------------------------
                                                                          1996             1995              1994
                                                                        ---------        ----------        ---------
                                                                                   (Thousands of Dollars)
Cash Flows from Operations:
   Net income......................................................     $ 243,471        $ 239,570         $ 243,486
   Items not requiring cash:
     Depreciation and amortization.................................       297,210          242,098           236,108
     Nuclear fuel amortization.....................................        33,566           31,587            32,564
     Allowance for equity funds used during construction...........        (5,209)          (4,982)           (3,941)
     Deferred income taxes --- net.................................       (12,717)          15,344            83,249
     Deferred investment tax credit --- net........................       (27,630)         (27,641)           (6,825)
     Rate refund reversal..........................................            ---             ---            (9,308)
     Palo Verde accretion income...................................            ---             ---           (33,596)
Changes in certain current assets and liabilities:
     Accounts receivable --- net...................................       (33,044)           1,659            (7,276)
     Accrued utility revenues......................................        (1,951)           1,913             4,924
     Materials, supplies and fossil fuel...........................        11,945           25,606             4,795
     Other current assets..........................................        (4,928)          (3,677)           (1,509)
     Accounts payable..............................................        68,788            6,333            21,666
     Accrued taxes.................................................         3,500           (6,585)          (22,881)
     Accrued interest..............................................        (2,565)          (3,621)             (577)
     Other current liabilities.....................................          (522)           3,393                (9)
   Other --- net...................................................        17,216           21,328              (418)
                                                                        ---------        ---------         ---------
     Net cash provided.............................................       587,130          542,325           540,452
                                                                        ---------        ---------         ---------

Cash Flows from Investing:
   Capital expenditures............................................      (258,598)        (295,772)         (245,925)
   Allowance for borrowed funds used during construction...........        (9,509)          (9,065)           (5,442)
   Other...........................................................        (9,702)         (22,645)           (7,251)
                                                                        ---------        ---------         ---------
     Net cash used.................................................      (277,809)        (327,482)         (258,618)
                                                                        ---------        ---------         ---------

Cash Flows from Financing:
   Long-term debt..................................................       205,830           87,130           516,612
   Short-term borrowings --- net...................................      (160,900)          46,300           (16,500)
   Equity infusion.................................................        50,000               ---               ---
   Dividends paid on common stock..................................      (170,000)        (170,000)         (170,000)
   Dividends paid on preferred stock...............................       (17,416)         (19,134)          (26,232)
   Repayment of preferred stock....................................       (50,360)             ---          (124,096)
   Repayment and reacquisition of long-term debt...................      (172,343)        (147,282)         (462,643)
                                                                        ---------        ---------         ---------
     Net cash used.................................................      (315,189)        (202,986)         (282,859)
                                                                        ---------        ---------         ---------

Net increase (decrease) in cash and cash equivalents...............        (5,868)          11,857            (1,025)
Cash and cash equivalents at beginning of year.....................        18,389            6,532             7,557
                                                                        ---------        ---------         ---------

Cash and cash equivalents at end of year...........................    $   12,521       $   18,389       $     6,532
                                                                       ==========       ==========       ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest (excluding capitalized interest).....................     $ 150,603        $ 163,592         $ 161,294
     Income taxes..................................................     $ 158,553        $ 164,261         $ 121,578

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         STATEMENTS OF RETAINED EARNINGS

                                                                                  Year Ended December 31,
                                                                        --------------------------------------------
                                                                          1996             1995              1994
                                                                        ---------        ----------        ---------
                                                                                   (Thousands of Dollars)
Retained earnings at beginning of year.............................     $ 403,843        $ 353,655         $ 307,098
Add:  Net income...................................................       243,471          239,570           243,486
                                                                        ---------        ---------         ---------
   Total...........................................................       647,314          593,225           550,584
                                                                        ---------        ---------         ---------

Deduct:
   Dividends:
     Common stock (Notes 3 and 4)..................................       170,000          170,000           170,000
     Preferred stock (at required rates) (Note 3)..................        17,092           19,134            25,274
   Other...........................................................           116              248             1,655
                                                                        ---------        ---------         ---------
     Total deductions..............................................       187,208          189,382           196,929
                                                                        ---------        ---------         ---------

Retained earnings at end of year...................................     $ 460,106        $ 403,843         $ 353,655
                                                                        =========        =========         =========

See Notes to Financial Statements.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

Nature of Operations The Company is Arizona's largest electric utility, with 738,000 customers, and provides wholesale or retail electric service to the entire state of Arizona with the exception of Tucson and about one-half of the Phoenix area.

Accounting Records The accounting records are maintained in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates by management. Actual results could differ from those estimates.

Regulatory Accounting The Company is regulated by the ACC and the FERC and the accompanying financial statements reflect the rate-making policies of these commissions. The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71
requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

The Company's major regulatory assets are rate synchronization cost deferrals (see "Rate Synchronization Cost Deferrals" in this note) and deferred taxes (see
Note 9). These items, combined with miscellaneous regulatory assets and liabilities, amounted to approximately $1.1 billion and $1.2 billion at December 31, 1996 and 1995, respectively, most of which are included in "Deferred Debits" on the Balance Sheets. In accordance with the 1996 regulatory agreement (see
Note 2), the ACC accelerated the amortization of substantially all of the Company's regulatory assets to an eight-year period beginning July 1, 1996. The accelerated portion of the regulatory asset amortization, approximately $60 million pretax in 1996, is included in depreciation and amortization expense on the Statements of Income.

The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets. If rate recovery of these assets is no longer probable, whether due to competition or

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


regulatory action, the Company would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations which could have a material impact on the Company's financial statements.

Common Stock All of the outstanding shares of common stock of the Company are owned by Pinnacle West. See Note 3.

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

Depreciation on utility property is recorded on a straight-line basis. The applicable rates for 1994 through 1996 ranged from 1.51% to 20%, which resulted in an annual composite rate of 3.32% for 1996.

Allowance for Funds Used During Construction AFUDC represents the cost of debt and equity funds used to finance construction of utility plant. Plant construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation. AFUDC does not represent current cash earnings.

AFUDC has been calculated using composite rates of 7.75% for 1996; 8.52% for 1995; and 7.70% for 1994. The Company compounds AFUDC semiannually and ceases to accrue AFUDC when construction is completed and the property is placed in service. Effective in 1997, the Company will no longer accrue AFUDC. In place of AFUDC, the Company will capitalize interest in accordance with SFAS No. 34, "Capitalization of Interest Cost."

Revenues Operating revenues are recognized on the accrual basis and include estimated amounts for service rendered but unbilled at the end of each accounting period.

Palo Verde Accretion Income In 1991, the carrying value of Palo Verde Unit 3 was discounted to reflect the present value of lost cash flows resulting from a 1991 rate settlement agreement deeming a portion of the unit to temporarily be excess capacity. In accordance with generally accepted accounting principles, accretion income was recorded over a thirty-month period ended May 1994 in the aggregate amount of the original discount. The after-tax accretion income recorded in 1994 was $20.3 million.

Rate Synchronization Cost Deferrals As authorized by the ACC, operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 were deferred from the commercial operation date (September 1986 and January 1988, respectively) until the date the units were included in a rate order (April 1988 and December 1991, respectively). Beginning July 1, 1996, the deferrals are being amortized over an eight-year period in accordance with the 1996 regulatory agreement (see Note 2). Prior to July 1, the deferrals were amortized over thirty-five year periods. Amortization of the deferrals is included in depreciation and amortization expense on the Statements of Income.

Nuclear Fuel Nuclear fuel is charged to fuel expense using the unit-of-production method under which the number of units of thermal energy produced in the current period is related to the total thermal units expected to be produced over the remaining life of the fuel.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


Under federal law, the DOE is responsible for the permanent disposal of spent nuclear fuel and assesses $0.001 per kWh of nuclear generation. This amount is charged to nuclear fuel expense. See Note 11 for information on spent fuel disposal and Note 12 for information on nuclear decommissioning costs.

Reacquired Debt Costs The Company amortizes gains and losses on reacquired debt over the remaining life of the original debt, consistent with ratemaking. In accordance with the 1996 regulatory agreement (see Note 2), the ACC accelerated the Company's amortization of the regulatory asset for reacquired debt costs to an eight-year period beginning July 1, 1996. The accelerated portion of the regulatory asset amortization is included in depreciation and amortization expense on the Statements of Income.

Stock-Based Compensation The FASB issued a new statement on "Accounting for Stock-Based Compensation" which was effective for 1996. The statement encourages but does not require companies to recognize compensation expense based on the fair value method. The Company continues to recognize expense based on APB Opinion No. 25. The effects on net income of applying the fair value method would not be material.

Cash and Cash Equivalents For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Reclassifications Certain prior year balances have been restated to conform to the 1996 presentation.

2.   Regulatory Matters

Electric Industry Restructuring

State The ACC has been conducting an ongoing investigation into the restructuring of the Arizona electric industry in an open competition docket involving many parties. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition. The ACC has ordered that reliability, stranded cost recovery, the phase-in process, and bundled, unbundled and metering services, as well as legal issues, will require additional consideration and will be addressed through workshops and working groups which will issue recommendations to the ACC during 1997. The rules include the following major provisions:

o The Rules are intended to apply to virtually all of the Arizona electric utilities regulated by the ACC, including the Company.

o Each affected utility would be required to make available at least 20 percent of its 1995 system retail peak demand for competitive generation supply to all customer classes not later than January 1, 1999; at least 50 percent not later than January 1, 2001; and all of its retail demand not later than January 1, 2003.

o Electric service providers that obtain a Certificate of Convenience and Necessity (CC&N) from the ACC would be allowed to supply, market, and/or broker specified electric services at retail. These services would include electric generation but exclude electric transmission and distribution.

o On or before December 31, 1997, each affected utility is required to file with the ACC proposed tariffs for bundled service and unbundled service. Bundled service means electric service elements (i.e., generation, transmission, distribution, and ancillary services) provided as a package to consumers within an affected utility's current service area. Unbundled service means electric service elements provided and priced

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


     separately. Affected utilities would be required to provide bundled service, as well as unbundled transmission, distribution and miscellaneous other services, at regulated, cost-based rates.

o The Rules indicate that the ACC will allow recovery of unmitigated stranded costs. Each affected utility would be required to file with the ACC estimates of unmitigated stranded costs. The ACC would then, after hearing and consideration of various factors, determine the magnitude of stranded cost and appropriate stranded cost recovery mechanisms and charges.

The Company continues to focus on working with the ACC to bring competitive benefits to Arizona but believes that certain provisions of the Rules are deficient. In February 1997, the Company filed lawsuits to protect its legal rights regarding the Rules.

A joint legislative committee has been appointed to study electric utility industry restructuring issues and report back to the legislature by the end of 1997. The Company believes that legislation will ultimately be required before significant implementation of the Rules can lawfully occur.

Until it has been further determined how competition will be implemented in Arizona, the Company cannot accurately predict the impact of full retail competition on its financial position or results of operations.

Federal The Energy Policy Act of 1992 and recent rulemakings by FERC have promoted increased competition in the wholesale electric power markets. The Company does not expect these rules to have a material impact on its financial statements.

Several electric utility reform bills have been introduced during the current legislative session, which as currently written, would allow consumers to choose their electric supplier by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

1996 Regulatory Agreement

In April 1996, the ACC approved a regulatory agreement between the Company and the ACC Staff. The major provisions of this agreement are:

o An annual rate reduction of approximately $48.5 million ($29 million after income taxes), or 3.4% on average for all customers except certain contract customers, effective July 1, 1996.

o Recovery of substantially all of the Company's present regulatory assets through accelerated amortization over an eight-year period beginning July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes). See Note 1.

o    A  formula  for  sharing   future  cost  savings   between   customers  and
     shareholders (price reduction formula) referencing a return on equity (as defined) of 11.25%.

o A moratorium on filing for permanent rate changes prior to July 2, 1999, except under the price reduction formula and under certain other limited circumstances.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


o Infusion of $200 million of common equity into the Company by Pinnacle West, in annual payments of $50 million starting in 1996.

Pursuant to the price reduction formula, in March 1997 the Company filed with the ACC its calculation of an annual retail rate reduction of approximately $18 million ($11 million after income taxes), or 1.2%, to become effective July 1, 1997. The amount and timing of the rate decrease is subject to ACC approval.

1994 Settlement Agreement

In May 1994, the ACC approved a retail rate settlement agreement which provided for a net annual retail rate reduction of 2.2% on average, or approximately $32 million ($19 million after income taxes), effective June 1, 1994. As part of the settlement, in 1994 the Company reversed approximately $20 million of depreciation ($15 million after income taxes) related to a 1991 Palo Verde write-off. It also provided for the accelerated amortization of substantially all deferred investment tax credits over a five-year period beginning in 1995.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


3.   Common and Preferred Stocks

Non-redeemable preferred stock is not redeemable except at the option of the Company. Redeemable preferred stock is redeemable through sinking fund obligations. In addition, Series V redeemable preferred stock is callable by the Company. Common and preferred stock balances at December 31 are shown below:

                                                        Number
                                                       of Shares             Par          Par Value          Call
                                                       Outstanding          Value        Outstanding         Price
                                                       -----------           Per         -----------          Per
                                Authorized         1996          1995       Share      1996       1995      Share(a)
                               -----------       ----------    ----------  --------  ---------  ---------  ---------
                                                                                    (Thousands of Dollars)

Common Stock.................  100,000,000       71,264,947    71,264,947  $   2.50  $ 178,162  $ 178,162       ---
                                                 ==========    ==========            =========  =========


Preferred Stock:
   Non-Redeemable:
   $1.10.....................      160,000          152,740       155,945   $ 25.00  $   3,818  $   3,898   $ 27.50
   $2.50.....................      105,000          102,532       103,254     50.00      5,127      5,163     51.00
   $2.36.....................      120,000           40,000        40,000     50.00      2,000      2,000     51.00
   $4.35.....................      150,000           75,000        75,000    100.00      7,500      7,500    102.00
   Serial preferred..........    1,000,000
     $2.40 Series A..........                       239,900       240,000     50.00     11,995     12,000     50.50
     $2.625 Series C.........                       240,000       240,000     50.00     12,000     12,000     51.00
     $2.275 Series D.........                       199,655       200,000     50.00      9,983     10,000     50.50
     $3.25 Series E..........                       320,000       320,000     50.00     16,000     16,000     51.00
   Serial preferred..........    4,000,000(b)
     Adjustable rate ---
       Series Q..............                       372,851       500,000    100.00     37,285     50,000       (c)
   Serial preferred..........   10,000,000
     $1.8125 Series W........                     2,398,615     3,000,000     25.00     59,965     75,000       (d)
                                                 ----------    ----------            ---------   --------

       Total.................                     4,141,293     4,874,199            $ 165,673  $ 193,561
                                                 ==========    ==========            =========  =========

   Redeemable:
   Serial preferred:
     $10.00 Series U.........                       410,000       500,000   $100.00  $  41,000  $  50,000       ---
     $7.875 Series V.........                       120,000       250,000    100.00     12,000     25,000       (e)
                                                 ----------    ----------            ---------   --------
       Total.................                       530,000       750,000            $  53,000  $  75,000
                                                 ==========    ==========            =========  =========

---------------

(a)  In each case plus accrued dividends.

(b)  This authorization also covers all outstanding redeemable preferred stock.

(c) Dividend rate adjusted quarterly to 2% below that of certain United States Treasury securities, but in no event less than 6% or greater than 12% per annum. Redeemable at par.

(d)  Redeemable at par after December 1, 1998.

(e) Redeemable at $104.73 through May 31, 1997, and thereafter declining by a predetermined amount each year to par after May 31, 2002.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


If there were to be any arrearage in dividends on any of its preferred stock or in the sinking fund requirements applicable to any of its redeemable preferred stock, the Company could not pay dividends on its common stock or acquire any shares thereof for consideration. The redemption requirements for the above issues for the next five years are: $10.0 million in each of the years 1997 through 2000, and $1.0 million in 2001.

Redeemable preferred stock transactions during each of the three years in the period ended December 31 are as follows:

                                              Number of Shares                                Par Value
                                                Outstanding                                  Outstanding
                                     -----------------------------------          -----------------------------------
                                                                                       (Thousands of Dollars)
      Description                      1996         1995         1994               1996          1995         1994
--------------------------------     --------       -------    ---------          --------       -------    ---------

Balance, January 1..............      750,000       750,000    1,976,100           $75,000       $75,000    $ 197,610
   Retirements:
     $8.80 Series K.............          ---           ---     (142,100)              ---           ---      (14,210)
     $11.50 Series R............          ---           ---     (284,000)              ---           ---      (28,400)
     $8.48 Series S.............          ---           ---     (300,000)              ---           ---      (30,000)
     $8.50 Series T.............          ---           ---     (500,000)              ---           ---      (50,000)
     $10.00 Series U............      (90,000)          ---          ---            (9,000)          ---          ---
     $7.875 Series V............     (130,000)          ---          ---           (13,000)          ---          ---
                                     --------       -------    ---------          --------       -------    ---------

Balance, December 31............      530,000       750,000      750,000           $53,000       $75,000    $  75,000
                                      =======       =======      =======           =======       =======    =========


4.   Long-Term Debt

The following table presents long-term debt outstanding:

                                                                                                     December 31,
                                                                                              ------------------------
                                                     Maturity Dates      Interest Rates          1996           1995
                                                     --------------      --------------       ----------    ----------
                                                                                               (Thousands of Dollars)

First mortgage bonds                                    1997-2028       5.5%-10.25% (a)       $1,448,848    $1,604,317
Pollution control indebtedness                          2024-2031        Adjustable (b)          439,990       433,280
Senior notes                                              2006               6.75%               100,000           ---
Debentures                                                2025                10%                 75,000        75,000
Bank loans                                                2001           Adjustable (c)          100,000           ---
Capitalized lease obligation (d)                        1996-2001            7.48%                19,424        22,936
                                                                                              ----------    ----------
   Total long-term debt                                                                        2,183,262     2,135,533
Less current maturities                                                                          153,780         3,512
                                                                                              ----------    ----------
   Total long-term debt less current maturities                                               $2,029,482    $2,132,021
                                                                                              ==========    ==========

---------------

(a) The weighted-average rate at December 31, 1996 and 1995 was 7.66% and 7.79%, respectively. The weighted-average years to maturity at December 31, 1996 and 1995 was 18 years and 19 years, respectively.

(b) The weighted-average rates for the years ended December 31, 1996 and 1995 were 3.40% and 4.31%, respectively. Changes in short-term interest rates would affect the costs associated with this debt.

(c) The weighted-average rate for the year ended December 31, 1996 was 5.76%. Changes in short-term interest rates would affect the costs associated with this debt.

(d) Represents the present value of future lease payments (discounted at an interest rate of 7.48%) on a combined cycle plant sold and leased back from the independent owner-trustee formed to own the facility (see Note 8).

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


Aggregate annual principal payments due on long-term debt and for sinking fund requirements through 2001 are as follows: 1997, $153.8 million; 1998, $104.1 million; 1999, $104.4 million; 2000, $104.7 million; and 2001, $102.5 million.
See Note 3 for redemption and sinking fund requirements of redeemable preferred stock of the Company.

Substantially all utility plant (other than nuclear fuel, transportation equipment and the combined cycle plant) is subject to the lien of the mortgage bond indenture. The mortgage bond indenture includes provisions which would restrict the payment of common stock dividends under certain conditions which did not exist at December 31, 1996.

5.   Lines of Credit

The Company had committed lines of credit with various banks of $400 million at December 31, 1996 and $300 million at December 31, 1995, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees at December 31, 1996 and 1995 for these lines of credit ranged from .10% to .15% per annum. The Company had long-term bank borrowings of $100 million outstanding at December 31, 1996 and commercial paper borrowings outstanding of $16.9 million and $177.8 million at December 31, 1996 and 1995, respectively, under these lines of credit. The weighted average interest rate on commercial paper borrowings was 6.40% and 6.06% on December 31, 1996 and 1995, respectively. By Arizona statute, the Company's short-term borrowings cannot exceed 7% of its total capitalization without the consent of the ACC.

6.   Fair Value of Financial Instruments

The Company estimates that the carrying amounts of its cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1996 and 1995 due to their short maturities. Investments in debt and equity securities are held for purposes other than trading. The December 31, 1996 and 1995 fair values of such investments, determined by using quoted market values or by discounting cash flows at rates equal to the Company's cost of capital, approximate their carrying amounts.

The carrying value of long-term debt (excluding a capitalized lease obligation) on December 31, 1996 and 1995 was $2.16 billion and $2.11 billion, respectively, and the estimated fair value was $2.13 billion and $2.14 billion, respectively. The fair value estimates are based on quoted market prices of the same or similar issues.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


7.   Jointly-Owned Facilities

At December 31, 1996, the Company owned interests in the following jointly-owned electric generating and transmission facilities. The Company's share of related operating and maintenance expenses is included in operating expenses.

                                                       Percent                                        Construction
                                                      Owned by         Plant in       Accumulated        Work in
                                                       Company          Service      Depreciation       Progress
                                                     -----------      -----------    ------------     ------------
                                                                        (Thousands of Dollars)
Generating Facilities:
   Palo Verde Nuclear Generating Station
     Units 1 and 3                                     29.1%          $1,825,459         $547,750        $15,130
   Palo Verde Nuclear Generating Station
     Unit 2 (see Note 8)                               17.0%             568,647          175,926          7,109
   Four Corners Steam Generating Station
     Units 4 and 5                                     15.0%             144,080           58,447            674
   Navajo Steam Generating Station
     Units 1, 2 and 3                                  14.0%             141,178           82,430         61,289(a)
   Cholla Steam Generating Station
     Common Facilities (b)                             62.8%(c)           71,154           37,962            549
Transmission Facilities:
   ANPP 500KV System                                   35.8%(c)           62,593           17,848          1,469
   Navajo Southern System                              31.4%(c)           27,113           16,135             46
   Palo Verde-Yuma 500KV System                        23.9%(c)           11,376            3,727            ---
   Four Corners Switchyards                            27.5%(c)            3,068            1,634              3
   Phoenix-Mead System                                 17.1%(c)           36,089             (876)           325

---------------

(a) The construction costs at Navajo are primarily related to the installation of scrubbers required by recent environmental legislation.

(b) The Company is the operating agent for Cholla Unit 4, which is owned by PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.

(c)  Weighted average of interests.


8.   Leases

In 1986, the Company entered into sale and leaseback transactions under which it sold approximately 42% of its share of Palo Verde Unit 2 and certain common facilities. The gain of approximately $140.2 million has been deferred and is being amortized to operations expense over the original lease term. The leases are being accounted for as operating leases. The amounts to be paid each year approximate $40.1 million through 1999, $46.3 million in 2000 and $49.0 million through 2015. Options to renew for two additional years and to purchase the property at fair market value at the end of the lease terms are also included. Consistent with the ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset is recognized for the

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


difference between lease payments and rent expense calculated on a straight-line basis. In accordance with the 1996 regulatory agreement (see Note 2), the ACC accelerated the Company's amortization of the regulatory asset for leases to an eight-year period beginning July 1, 1996. The accelerated amortization is included in depreciation and amortization expense on the Statements of Income. The balance of this regulatory asset at December 31, 1996 was $57.3 million. Lease expense for 1996, 1995 and 1994 was $41.8 million, $41.7 million and $42.2 million, respectively.

The Company has a capital lease on a combined cycle plant which it sold and leased back. The lease requires semiannual payments of $2.6 million through June 2001, and includes renewal and purchase options based on fair market value. This plant is included in plant in service at its original cost of $54.4 million; accumulated amortization at December 31, 1996 was $44.6 million.

In  addition,  the  Company  leases  certain  land,  buildings,   equipment  and
miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates. Rent expense for 1996, 1995 and 1994 was approximately $9.7 million, $9.9 million and $10.1 million, respectively. Annual future minimum rental commitments, excluding the Palo Verde and combined cycle leases, for the period 1997 through 2001 range between $12 million and $13 million. Total rental commitments after the year 2001 are estimated at $107 million.

9.   Income Taxes

The Company is included in the consolidated income tax returns of Pinnacle West. Income taxes are allocated to the Company based on its separate company taxable income or loss. Beginning in 1995, substantially all ITCs are being amortized over a five-year period in accordance with the 1994 rate settlement agreement (see Note 2). Prior to 1995, ITCs were deferred and amortized to other income over the estimated lives of the related assets as directed by the ACC.

The Company follows the liability method of accounting for income taxes which requires that deferred income taxes be recorded for all temporary differences between the tax bases of assets and liabilities and the amounts recognized for financial reporting. Deferred taxes are recorded using currently enacted tax rates. In accordance with SFAS No. 71, a regulatory asset has been established for certain temporary differences, primarily AFUDC equity, to reflect the ratemaking treatment. This regulatory asset is being amortized as the related differences reverse. In accordance with the 1996 regulatory agreement (see Note
2), the ACC accelerated the Company's amortization of the regulatory asset for income taxes to an eight-year period beginning July 1, 1996. The accelerated portion of the regulatory asset amortization is included in depreciation and amortization expense on the Statements of Income.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


The components of income tax expense are as follows:

                                                                                  Year Ended December 31,
                                                                        --------------------------------------------
                                                                          1996             1995              1994
                                                                        ---------        ----------        ---------
                                                                                   (Thousands of Dollars)
Current:
   Federal.........................................................      $137,531         $120,196         $  74,272
   State...........................................................        35,777           33,368            26,447
                                                                         --------         --------         ---------
     Total current.................................................       173,308          153,564           100,719

Deferred...........................................................          (869)          17,933            83,350
Change in valuation allowance......................................       (11,848)          (2,589)              ---
Investment tax credit amortization.................................       (27,630)         (27,641)           (6,825)
                                                                         --------         --------         ---------

     Total expense.................................................      $132,961         $141,267          $177,244
                                                                         ========         ========          ========

Income tax expense differed from the amount computed by multiplying income before income taxes by the statutory federal income tax rate due to the following:

                                                                                  Year Ended December 31,
                                                                        --------------------------------------------
                                                                          1996             1995              1994
                                                                        ---------        ----------        ---------
                                                                                   (Thousands of Dollars)
Federal income tax expense at statutory rate, 35%..................      $131,751         $133,293          $147,256
Increases (reductions) in tax expense resulting from:
   Tax under book depreciation.....................................        19,229           18,186            17,236
   ITC amortization................................................       (27,630)         (27,641)           (6,825)
   State income tax ___ net of federal income tax benefit..........        20,790           21,770            24,947
   Change in valuation allowance...................................       (10,269)          (2,245)              ---
   Other...........................................................          (910)          (2,096)           (5,370)
                                                                         --------         --------         ---------
     Income tax expense............................................      $132,961         $141,267          $177,244
                                                                         ========         ========          ========

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


The components of the net deferred income tax liability were as follows:

                                                                                                December 31,
                                                                                        -----------------------------
                                                                                           1996              1995
                                                                                        -----------       -----------
                                                                                           (Thousands of Dollars)

Deferred tax assets:
   Deferred gain on Palo Verde Unit 2 sale/leaseback................................   $    35,105       $    36,945
   Other............................................................................        71,725            77,539
   Valuation allowance..............................................................           ---           (12,483)
                                                                                       -----------       -----------
     Total deferred tax assets......................................................       106,830           102,001
                                                                                       -----------       -----------

Deferred tax liabilities:
   Plant related....................................................................     1,104,902         1,081,290
   Income taxes recoverable through future rates --- net............................       208,647           221,418
   Rate synchronization deferrals...................................................       167,202           181,384
   Other............................................................................        31,897            41,738
                                                                                       -----------       -----------
     Total deferred tax liabilities.................................................     1,512,648         1,525,830
                                                                                       -----------       -----------

Accumulated deferred income taxes --- net...........................................    $1,405,818        $1,423,829
                                                                                        ==========        ==========

10.  Retirement Plans and Other Benefits

Voluntary Severance Plan The Company sponsored a voluntary severance plan in 1996 which resulted in a before income tax charge of $31.7 million (including pension and postretirement benefit expense) recorded primarily as operations and maintenance expense. Employees participating in the plan were credited with an additional year of age and service for purposes of calculating pension and postretirement benefits. The total additional pension and postretirement benefit expense recorded for this program was $2.3 million and $5.4 million, respectively.

Pension Plan The Company sponsors a defined benefit pension plan covering substantially all employees. Benefits are based on years of service and compensation utilizing a final average pay benefit formula. Company policy is to fund not less than the minimum required contribution nor greater than the maximum tax-deductible contribution. Plan assets consist primarily of domestic and international common stocks and bonds and real estate. Pension expense, including administrative and severance costs, for 1996, 1995 and 1994 was approximately $14.9 million, $9.6 million and $11.9 million, respectively.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


The components of net periodic pension costs before consideration of amounts capitalized or billed to others and excluding severance costs of $2.9 million in 1996 and $1.4 million in 1994 are as follows:

                                                                          1996             1995              1994
                                                                        ---------        ----------        ---------
                                                                                   (Thousands of Dollars)

Service cost --- benefits earned during the period.................       $22,861          $16,038           $20,345
Interest cost on projected benefit obligation......................        44,602           39,328            39,377
Return on plan assets..............................................       (62,460)         (82,209)            6,105
Net amortization and deferral......................................        19,734           45,976           (44,000)
                                                                          -------          -------           -------
Net periodic pension cost..........................................       $24,737          $19,133           $21,827
                                                                          =======          =======           =======


A reconciliation of the funded status of the plan to the amounts recognized in the balance sheets is presented below:

                                                                                           1996              1995
                                                                                        -----------       -----------
                                                                                           (Thousands of Dollars)

Plan assets at fair value...........................................................     $ 533,444         $ 469,820
                                                                                         ---------         ---------
Less:
   Accumulated benefit obligation, including vested benefits
     of $413,004 and $396,138 in 1996 and 1995, respectively........................       467,037           428,258
   Effect of projected future compensation increases................................       134,057           149,836
                                                                                         ---------         ---------
Total projected benefit obligation..................................................       601,094           578,094
                                                                                         ---------         ---------
Plan assets less than projected benefit obligation..................................       (67,650)         (108,274)
Plus:
   Unrecognized net loss from past experience
     different from that assumed....................................................         2,818            44,614
   Unrecognized prior service cost..................................................        20,478            23,800
   Unrecognized net transition asset................................................       (29,593)          (32,809)
                                                                                         ---------         ---------

Accrued pension liability...........................................................     $ (73,947)        $ (72,669)
                                                                                         =========         =========

Principal actuarial assumptions used were:
   Discount rate....................................................................         7.75%             7.25%
   Rate of increase in compensation levels..........................................         4.50%             4.50%
   Expected long-term rate of return on assets......................................         9.00%             9.00%

In addition to the defined benefit pension plan, the Company also sponsors qualified defined contribution plans. Collectively, these plans cover substantially all employees. The plans provide for employee contributions and partial employer matching contributions after certain eligibility requirements are met. Expenses related to these plans for 1996, 1995 and 1994 were $3.4 million, $3.1 million and $3.2 million, respectively.

Postretirement Plans The Company provides medical and life insurance benefits to its retired employees. Employees must retire to become eligible for these retirement benefits which are based on years of service and age. The retiree medical insurance plans are contributory; the retiree life insurance plans are noncontributory. In accordance with the governing plan documents, the Company retains the right to change or eliminate these benefits.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The postretirement benefit expense for 1996, 1995 and 1994 was approximately $16 million, $13 million and $13 million, respectively.

The components of net periodic postretirement benefit costs before consideration of amounts capitalized or billed to others and excluding severance costs of $9.6 million in 1996 are as follows:

                                                                          1996             1995              1994
                                                                        ---------        ----------        ---------
                                                                                   (Thousands of Dollars)

Service cost --- benefits earned during the period.................      $  7,974         $  6,735          $  8,785
Interest cost on accumulated benefit obligation....................        13,395           13,743            14,026
Return on plan assets..............................................       (12,550)         (15,133)           (6,459)
Net amortization and deferral......................................        12,733           17,142            11,619
                                                                         --------         --------          --------
Net periodic postretirement benefit cost...........................      $ 21,552         $ 22,487          $ 27,971
                                                                         ========         ========          ========

A reconciliation of the funded status of the plan to the amounts recognized in the balance sheet is presented below:

                                                                                           1996              1995
                                                                                        -----------       -----------
                                                                                           (Thousands of Dollars)

Plan assets at fair value...........................................................      $109,763         $  81,309
                                                                                          --------         ---------

Less accumulated postretirement benefit obligation:
   Retirees.........................................................................        86,747            90,222
   Fully eligible plan participants.................................................         3,351            15,497
   Other active plan participants...................................................        89,452           106,568
                                                                                          --------         ---------
     Total accumulated postretirement benefit obligation............................       179,550           212,287
                                                                                          --------         ---------
Plan assets less than accumulated benefit obligation................................       (69,787)         (130,978)
Plus:
   Unrecognized transition obligation...............................................       122,439           155,481
   Unrecognized net gain from past experience different from that
     assumed........................................................................       (62,299)          (24,561)
                                                                                          --------         ---------
Accrued postretirement liability....................................................      $ (9,647)        $     (58)
                                                                                          ========         =========

Principal actuarial assumptions used were:
   Discount rate....................................................................         7.75%             7.25%
   Annual salary increases for life insurance obligation............................         4.50%             4.50%
   Expected long-term rate of return on assets ___ after tax........................         7.75%             7.64%
   Initial health care cost trend rate ___ under age 65.............................         9.00%             9.50%
   Initial health care cost trend rate ___ age 65 and over..........................         8.00%             8.50%
   Ultimate health care cost trend rate (reached in the year 2002)..................         5.50%             5.50%

Assuming a one percent increase in the health care cost trend rate, the 1996 cost of postretirement benefits other than pensions would increase by approximately $5 million and the accumulated benefit obligation as of December 31, 1996 would increase by approximately $31 million.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


11.  Commitments and Contingencies

Litigation The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

Palo Verde Nuclear Generating Station The Company has encountered tube cracking in steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically and these analyses indicate that it will be economically desirable for the Company to replace the Unit 2 steam generators between 2003 and 2008. The Company estimates that its share of the replacement costs (in 1996 dollars and including installation and replacement power costs) will be approximately $50 million, most of which will be incurred after the year 2000. Based on the latest available data, the Company estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although the Company will continue its normal periodic assessment of these steam generators.

Under the Nuclear Waste Policy Act, DOE was to develop the facilities necessary for the storage and disposal of spent fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. The Company has capacity in existing fuel storage pools at Palo Verde which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of Palo Verde through about 2002, and believes it could augment that wet storage with new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. The Company currently believes that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation beyond 2002.

The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, the Company could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon the Company's 29.1% interest in the three Palo Verde units, the Company's maximum potential assessment per incident for all three units is approximately $69 million, with an annual payment limitation of approximately $9 million.

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

Fuel and Purchased Power Commitments The Company is a party to various fuel and purchased power contracts with terms expiring from 1997 through 2020 that include required purchase provisions. The Company estimates its 1997 contract requirements to be approximately $120 million. However, this amount may vary significantly

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


pursuant to certain provisions in such contracts which permit the Company to decrease its required purchases under certain circumstances.

The Company is contractually obligated to reimburse certain coal providers for amounts incurred for coal mine reclamation. The Company's share of the total obligation is estimated at $114 million. The portion of the coal mine reclamation obligation related to coal already burned is approximately $68 million at December 31, 1996 and is included in "Deferred Credits ___ Other" in the Balance Sheet. A regulatory asset has been established for amounts not yet recovered from ratepayers. In accordance with the 1996 regulatory agreement (see
Note 2), the ACC began accelerated amortization of the Company's regulatory asset for coal mine reclamation costs over an eight-year period beginning July 1, 1996. Amortization is included in depreciation and amortization expense on the Statements of Income. The balance of the regulatory asset at December 31, 1996 was approximately $69 million.

Construction Program Total capital expenditures in 1997 are estimated at $296 million.

12.  Nuclear Decommissioning Costs

In 1996, the Company recorded $11.4 million for decommissioning expense. The Company estimates it will cost approximately $2.0 billion ($440 million in 1996 dollars), over a fourteen year period beginning in 2024, to decommission its 29.1% interest in the three Palo Verde units. Decommissioning costs are charged to expense over the respective unit's operating license term and are included in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are currently recovered in rates.

The Company is utilizing a 1995 site-specific study for Palo Verde, prepared for the Company by an independent consultant, that assumes the prompt removal/dismantlement method of decommissioning. The Company is required to update the study every three years.

As required by regulation, the Company has established external trust accounts into which quarterly deposits are made for decommissioning. As of December 31, 1996, the Company had deposited a total of $68.1 million. The trust accounts are included in "Investments and Other Assets" on the Balance Sheets at a market value of $95.5 million on December 31, 1996. The trust funds are invested primarily in fixed-income securities and domestic stock and are classified as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation.

In February 1996, the FASB issued an exposure draft "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets" which would require the estimated present value of the cost of decommissioning and certain other removal costs to be recorded as a liability, along with an offsetting plant asset when a decommissioning or other removal obligation is incurred. The FASB has indicated a revised exposure draft or a final statement will be issued in the second quarter of 1997.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


13.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for 1996 and 1995 is as follows:

                                             Electric
                                             Operating         Operating           Net         Earnings for
Quarter                                      Revenues          Income(a)         Income        Common Stock
-------                                      --------          ---------         ------        ------------
                                                                (Thousands of Dollars)
1996
   First                                     $345,261          $ 77,522         $ 45,606          $ 41,129
   Second                                     426,658           102,978           70,440            66,114
   Third                                      566,899           152,307          128,484           124,331
   Fourth (b)                                 379,454            32,401           (1,059)           (5,195)
1995
   First                                     $336,968          $ 73,214         $ 37,832          $ 33,025
   Second                                     380,178            88,719           53,452            48,676
   Third                                      549,082           162,602          128,345           123,570
   Fourth                                     348,724            57,219           19,941            15,165

---------------

(a) The Company's operations are subject to seasonal fluctuations primarily as a result of weather conditions. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(b) Net income for the fourth quarter of 1996 includes an after-tax charge of $18.9 million for a voluntary severance program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

     None.

                                    PART III

                        ITEM 10. DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

     Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of shareholders to be held on May 20, 1997 (the "1997 Proxy Statement") and to the Supplemental Item --- "Executive Officers of the Registrant" in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

     Reference is hereby made to the fourth, fifth and sixth paragraphs under the heading "The Board and its Committees," to "Executive Compensation," to "Report of the Human Resources Committee," to "Performance Graph" and to "Executive Benefit Plans" in the 1997 Proxy Statement.

                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is hereby made to "Principal Holders of Voting Securities" and "Ownership of Pinnacle West Securities by Management" in the 1997 Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is hereby made to the last paragraph under the heading "The Board and its Committees" and to "Executive Benefit Plans --- Employment and Severance Agreements" in the 1997 Proxy Statement.

                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

     See the Index to Financial Statements in Part II, Item 8 on page 21.

Exhibits Filed

Exhibit No.                                           Description
-----------                                           -----------

10.1(a)   ---    1997 Senior Management Variable Pay Plan

10.2(a)   ---    1997 Officers Variable Pay Plan

10.3(a)   ---    Fifth Amendment to the Arizona Public Service Company Deferred
                 Compensation Plan

10.4      ---    Amendment No. 2 to Decommissioning Trust Agreement (PVNGS
                 Unit 1) dated as of July 1, 1991

10.5      ---    Amendment No. 4 to Amended and Restated Decommissioning Trust
                 Agreement (PVNGS Unit 2) dated as of January 31, 1992

10.6      ---    Amendment No. 2 to Decommissioning Trust Agreement (PVNGS
                 Unit 3) dated as of July 1, 1991

10.7      ---    Letter Agreement dated October 9, 1996 between the Company and
                 Jaron B. Norberg

10.8      ---    Letter Agreement dated August 16, 1996 between the Company and
                 William L. Stewart

10.9      ---    Letter Agreement dated November 27, 1996 between the Company and George A. Schreiber, Jr.

23.1      ---    Consent of Deloitte & Touche LLP

27.1      ---    Financial Data Schedule

99.1      ---    Arizona Corporation  Commission Order,  Decision No. 59943,
                 dated December 26, 1996, including the Rules regarding the introduction of retail competition in Arizona


     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------

  3.1           Bylaws, amended as of              3.1 to 1995 Form 10-K             1-4473            3-29-96
                February 20, 1996                  Report

  3.2           Resolution of Board of             3.2 to 1994 Form 10-K             1-4473            3-30-95
                Directors temporarily              Report
                suspending Bylaws in part

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


  3.3           Articles of Incorporation,         4.2 to Form S-3                   1-4473            9-29-93
                restated as of May 25, 1988        Registration Nos.
                                                   33-33910 and 33-55248 by
                                                   means of September 24,
                                                   1993 Form 8-K Report

  3.4           Certificates pursuant to           4.3 to Form S-3                   1-4473            9-29-93
                Sections 10-152.01 and             Registration Nos.
                10-016, Arizona Revised            33-33910 and 33-55248 by
                Statutes, establishing Series A    means of September 24,
                through V of the Company's         1993 Form 8-K Report
                Serial Preferred Stock

  3.5           Certificate pursuant to            4.4 to Form S-3                   1-4473            9-29-93
                Section 10-016, Arizona            Registration Nos.
                Revised Statutes, establishing     33-33910 and 33-55248 by
                Series W of the Company's          means of September 24,
                Serial Preferred Stock             1993 Form 8-K Report

  4.1           Mortgage and Deed of Trust         4.1 to September 1992             1-4473            11-9-92
                Relating to the Company's          Form 10-Q Report
                First Mortgage Bonds,
                together with forty-eight
                indentures supplemental
                thereto

  4.2           Forty-ninth Supplemental           4.1 to 1992 Form 10-K             1-4473            3-30-93
                Indenture                          Report

  4.3           Fiftieth Supplemental              4.2 to 1993 Form 10-K             1-4473            3-30-94
                Indenture                          Report

  4.4           Fifty-first Supplemental           4.1 to August 1, 1993
                Indenture                          Form 8-K Report                   1-4473            9-27-93

  4.5           Fifty-second Supplemental          4.1 to September 30, 1993         1-4473            11-15-93
                Indenture                          Form 10-Q Report

  4.6           Fifty-third Supplemental           4.5 to Registration               1-4473            3-1-94
                Indenture                          Statement No. 33-61228
                                                   by means of February 23,
                                                   1994 Form 8-K Report

  4.7           Fifty-fourth Supplemental          4.1 to Registration               1-4473            11-22-96
                Indenture                          Statements Nos. 33-61228,
                                                   33-55473, 33-64455 and
                                                   333-15379 by means of
                                                   November 19, 1996
                                                   Form 8-K Report

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


  4.8           Agreement, dated March 21,         4.1 to 1993 Form 10-K             1-4473            3-30-94
                1994, relating to the filing of    Report
                instruments defining the
                rights of holders of long-term
                debt not in excess of 10% of
                the Company's total assets

  4.9           Indenture dated as of January      4.6 to Registration               1-4473            1-11-95
                1, 1995 among the Company          Statement Nos. 33-61228
                and The Bank of New York,          and 33-55473 by means of
                as Trustee                         January 1, 1995 Form 8-K
                                                   Report

  4.10          First Supplemental Indenture       4.4 to Registration               1-4473            1-11-95
                dated as of January 1, 1995        Statement Nos. 33-61228
                                                   and 33-55473 by means of
                                                   January 1, 1995 Form 8-K
                                                   Report

  4.11          Indenture dated as of              4.5 to Registration               1-4473            11-22-96
                November 15, 1996 among            Statements Nos. 33-61228,
                the Company and The Bank           33-55473, 33-64455 and
                of New York, as Trustee            333-15379 by means of
                                                   November 19, 1996
                                                   Form 8-K Report

  4.12          First Supplemental Indenture       4.6 to Registration               1-4473            11-22-96
                                                   Statements Nos. 33-61228,
                                                   33-55473, 33-64455 and
                                                   333-15379 by means of
                                                   November 19, 1996
                                                   Form 8-K Report

  4.13          Agreement of Resignation,          4.1 to September 25, 1995
                Appointment, Acceptance and        Form 8-K Report                   1-4473            10-24-95
                Assignment dated as of
                August 18, 1995 by and
                among the Company, Bank of
                America National Trust and
                Savings Association and The
                Bank of New York

10.10           Two separate                       10.2 to September 1991            1-4473            11-14-91
                Decommissioning Trust              Form 10-Q
                Agreements (relating to
                PVNGS  Units 1 and 3,
                respectively), each dated July
                1, 1991, between the Company
                and Mellon Bank, N.A., as
                Decommissioning Trustee

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


10.11           Amendment No. 1 to                 10.1 to 1994 Form 10-K            1-4473            3-30-95
                Decommissioning Trust              Report
                Agreement (PVNGS Unit 1)
                dated as of December 1, 1994

10.12           Amendment No. 1 to                 10.2 to 1994 Form 10-K            1-4473            3-30-95
                Decommissioning Trust              Report
                Agreement (PVNGS Unit 3)
                dated as of December 1, 1994

10.13           Amended and Restated               10.1 to Pinnacle West             1-8962            3-26-92
                Decommissioning Trust              1991 Form 10-K Report
                Agreement (PVNGS Unit 2)
                dated as of January 31, 1992,
                among the Company, Mellon
                Bank, N.A., as
                Decommissioning Trustee, and
                State Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, as Owner Trustee
                under two separate Trust
                Agreements, each with a
                separate Equity Participant,
                and as Lessor under two
                separate Facility Leases, each
                relating to an undivided
                interest in PVNGS Unit 2

10.14           First Amendment to Amended         10.2 to 1992 Form 10-K            1-4473            3-30-93
                and Restated                       Report
                Decommissioning Trust
                Agreement (PVNGS Unit 2),
                dated as of November 1, 1992

10.15           Amendment No. 2 to Amended         10.3 to 1994 Form 10-K            1-4473            3-30-95
                and Restated                       Report
                Decommissioning Trust
                Agreement (PVNGS Unit 2)
                dated as of November 1, 1994

10.16           Amendment No. 3 to Amended         10.1 to June 1996 Form            1-4473            8-9-96
                and Restated                       10-Q Report
                Decommissioning Trust
                Agreement (PVNGS Unit 2)
                dated as of January 31, 1992

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


10.17           Asset Purchase and Power           10.1 to June 1991 Form            1-4473            8-8-91
                Exchange Agreement dated           10-Q Report
                September 21, 1990 between
                the Company and PacifiCorp,
                as amended as of October 11,
                1990 and as of July 18, 1991

10.18           Long-Term Power                    10.2 to June 1991 Form            1-4473            8-8-91
                Transactions Agreement dated       10-Q Report
                September 21, 1990 between
                the Company and PacifiCorp,
                as amended as of October 11,
                1990 and as of July 8, 1991

10.19           Contract, dated July 21, 1984,     10.31 to Pinnacle West's          2-96386           3-13-85
                with DOE providing for the         Form S-14 Registration
                disposal of nuclear fuel and/or    Statement
                high-level radioactive waste,
                ANPP

10.20           Amendment No. 1 dated              10.3 to 1995 Form 10-K            1-4473            3-29-96
                April 5, 1995 to the Long-Term     Report
                Power Transactions Agreement
                and Asset Purchase and Power
                Exchange Agreement between
                PacifiCorp and the Company

10.21           Restated Transmission              10.4 to 1995 Form 10-K            1-4473            3-29-96
                Agreement between PacifiCorp       Report
                and the Company dated
                April 5, 1995

10.22           Contract among PacifiCorp,         10.5 to 1995 Form 10-K            1-4473            3-29-96
                the Company and United             Report
                States Department of Energy
                Western Area Power
                Administration, Salt Lake
                Area Integrated Projects
                for Firm Transmission
                Service dated May 5, 1995

10.23           Reciprocal Transmission            10.6 to 1995 Form 10-K            1-4473            3-29-96
                Service Agreement between          Report
                the Company and PacifiCorp
                dated as of March 2, 1994

10.24           Indenture of Lease with            5.01 to Form S-7                  2-59644           9-1-77
                Navajo Tribe of Indians, Four      Registration Statement
                Corners Plant

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


10.25           Supplemental and Additional        5.02 to Form S-7                  2-59644           9-1-77
                Indenture of Lease, including      Registration Statement
                amendments and supplements
                to original lease with Navajo
                Tribe of Indians, Four Corners
                Plant

10.26           Amendment and Supplement           10.36 to Registration             1-8962            7-25-85
                No. 1 to Supplemental and          Statement on Form 8-B of
                Additional Indenture of Lease,     Pinnacle West
                Four Corners, dated April 25,
                1985

10.27           Application and Grant of           5.04 to Form S-7                  2-59644           9-1-77
                multi-party rights-of-way and      Registration Statement
                easements, Four Corners
                Plant Site

10.28           Application and Amendment          10.37 to Registration             1-8962            7-25-85
                No. 1 to Grant of multi-party      Statement on Form 8-B of
                rights-of-way and easements,       Pinnacle West
                Four Corners Power Plant
                Site, dated April 25, 1985

10.29           Application and Grant of           5.05 to Form S-7                  2-59644           9-1-77
                Arizona Public Service             Registration Statement
                Company rights-of-way and
                easements, Four Corners
                Plant Site

10.30           Application and Amendment          10.38 to Registration             1-8962            7-25-85
                No. 1 to Grant of Arizona          Statement on Form 8-B of
                Public Service Company             Pinnacle West
                rights-of-way and easements,
                Four Corners Power Plant
                Site, dated April 25, 1985

10.31           Indenture of Lease, Navajo         5(g) to Form S-7                  2-36505           3-23-70
                Units 1, 2, and 3                  Registration Statement

10.32           Application and Grant of           5(h) to Form S-7                  2-36505           3-23-70
                rights-of-way and easements,       Registration Statement
                Navajo Plant

10.33           Water Service Contract             5(l) to Form S-7                  2-39442           3-16-71
                Assignment with the United         Registration Statement
                States Department of Interior,
                Bureau of Reclamation,
                Navajo Plant

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


10.34           Arizona Nuclear Power              10.1 to 1988 Form 10-K            1-4473            3-8-89
                Project Participation              Report
                Agreement, dated August 23,
                1973, among the Company,
                Salt River Project Agricultural
                Improvement and Power
                District, Southern California
                Edison Company, Public
                Service Company of New
                Mexico, El Paso Electric
                Company, Southern California
                Public Power Authority, and
                Department of Water and
                Power of the City of Los
                Angeles, and amendments
                1-12 thereto

10.35           Amendment No. 13 dated as          10.1 to March 1991 Form           1-4473            5-15-91
                of April 22, 1991, to Arizona      10-Q Report
                Nuclear Power Project
                Participation Agreement,
                dated August 23, 1973, among
                the Company, Salt River
                Project Agricultural
                Improvement and Power
                District, Southern California
                Edison Company, Public
                Service Company of New
                Mexico, El Paso Electric
                Company, Southern California
                Public Power Authority, and
                Department of Water and
                Power of the City of Los
                Angeles

10.36(c)        Facility Lease, dated as of        4.3 to Form S-3                   33-9480           10-24-86
                August 1, 1986, between            Registration Statement
                State Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, in its capacity as
                Owner Trustee, as Lessor, and
                the Company, as Lessee

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


10.37(c)        Amendment No. 1, dated as of       10.5 to September 1986            1-4473            12-4-86
                November 1, 1986, to Facility      Form 10-Q Report by
                Lease, dated as of August 1,       means of Amendment No.
                1986, between State Street         1 on December 3, 1986
                Bank and Trust Company, as         Form 8
                successor to The First
                National Bank of Boston, in
                its capacity as Owner Trustee,
                as Lessor, and the Company,
                as Lessee

10.38(c)        Amendment No. 2 dated as of        10.3 to 1988 Form 10-K            1-4473            3-8-89
                June 1, 1987 to Facility Lease     Report
                dated as of August 1, 1986
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Lessor, and APS, as Lessee

10.39(c)        Amendment No. 3, dated as of       10.3 to 1992 Form 10-K            1-4473            3-30-93
                March 17, 1993, to Facility        Report
                Lease, dated as of August 1,
                1986, between State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Lessor, and the Company, as
                Lessee

10.40           Facility Lease, dated as of        10.1 to November 18, 1986         1-4473            1-20-87
                December 15, 1986, between         Form 8-K Report
                State Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, in its capacity as
                Owner Trustee, as Lessor, and
                the Company, as Lessee

10.41           Amendment No. 1, dated as of       4.13 to Form S-3                  1-4473            8-24-87
                August 1, 1987, to Facility        Registration Statement
                Lease, dated as of December        No. 33-9480 by means of
                15, 1986, between State Street     August 1, 1987 Form 8-K
                Bank and Trust Company, as         Report
                successor to The First
                National Bank of Boston, as
                Lessor, and the Company, as
                Lessee

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


10.42           Amendment No. 2, dated as of       10.4 to 1992 Form 10-K            1-4473            3-30-93
                March 17, 1993, to Facility        Report
                Lease, dated as of December
                15, 1986, between State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Lessor, and the Company, as
                Lessee

10.43(a)        Directors' Deferred                10.1 to June 1986 Form            1-4473            8-13-86
                Compensation Plan, as              10-Q Report
                restated, effective January 1,
                1986

10.44(a)        Second Amendment to the            10.2 to 1993 Form 10-K            1-4473            3-30-94
                Arizona Public Service             Report
                Company Directors' Deferred
                Compensation Plan, effective
                as of January 1, 1993

10.45(a)        Third Amendment to the             10.1 to September 1994            1-4473            11-10-94
                Arizona Public Service             Form 10-Q
                Company Directors' Deferred
                Compensation Plan effective
                as of May 1, 1993

10.46(a)        Arizona Public Service             10.4 to 1988 Form 10-K            1-4473            3-8-89
                Company Deferred                   Report
                Compensation Plan, as
                restated, effective January 1,
                1984, and the second and
                third amendments thereto,
                dated December 22, 1986, and
                December 23, 1987,
                respectively

10.47(a)        Third Amendment to the             10.3 to 1993 Form 10-K            1-4473            3-30-94
                Arizona Public Service             Report
                Company Deferred
                Compensation Plan, effective
                as of January 1, 1993

10.48(a)        Fourth Amendment to the            10.2 to September 1994            1-4473            11-10-94
                Arizona Public Service             Form 10-Q Report
                Company Deferred
                Compensation Plan effective
                as of May 1, 1993

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


10.49(a)        Pinnacle West Capital              10.10 to 1995 Form 10-K           1-4473            3-29-96
                Corporation, Arizona Public        Report
                Service Company, SunCor
                Development Company
                and El Dorado Investment
                Company Deferred
                Compensation Plan as
                amended and restated
                effective January 1, 1996

10.50(a)        Arizona Public Service             10.11 to 1995 Form 10-K           1-4473            3-29-96
                Company Supplemental               Report
                Excess Benefit Retirement
                Plan as amended and
                restated on December 20, 1995

10.51(a)        Pinnacle West Capital              10.7 to 1994 Form 10-K            1-4473            3-30-95
                Corporation and Arizona            Report
                Public Service Company
                Directors' Retirement Plan
                effective as of January 1, 1995

10.52(a)        Letter Agreement dated             10.6 to 1994 Form 10-K            1-4473            3-30-95
                December 21, 1993, between         Report
                the Company and William L.
                Stewart

10.53(a)        Agreement for Utility              10.6 to 1988 Form 10-K            1-4473            3-8-89
                Consulting Services, dated         Report
                March 1, 1985, between the
                Company and Thomas G.
                Woods, Jr., and Amendment
                No. 1 thereto, dated January
                6, 1986

10.54(a)        Letter Agreement, dated April      10.7 to 1988 Form 10-K            1-4473            3-8-89
                3, 1978, between the Company       Report
                and O. Mark DeMichele,
                regarding certain retirement
                benefits granted to Mr.
                DeMichele

10.55(a)        Letter Agreement dated July        10.1 to September 1995            1-4473            11-14-95
                28, 1995, between the              10-Q Report
                Company and Jaron B.
                Norberg regarding certain of
                Mr. Norberg's retirement
                benefits

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


10.56(a)        Letter Agreement dated as          10.8 to 1995 Form 10-K            1-4473            3-29-96
                of January 1, 1996 between         Report
                the Company and Robert G.
                Matlock & Associates, Inc.
                for consulting services

10.57(a)(d)     Key Executive Employment           10.3 to 1989 Form 10-K            1-4473            3-8-90
                and Severance Agreement            Report
                between the Company and
                certain executive officers of
                the Company

10.58(a)(d)     Revised form of Key Executive      10.5 to 1993 Form 10-K            1-4473            3-30-94
                Employment and Severance           Report
                Agreement between the
                Company and certain
                executive officers of the
                Company

10.59(a)(d)     Second revised form of Key         10.9 to 1994 Form 10-K            1-4473            3-30-95
                Executive Employment and           Report
                Severance Agreement between
                the Company and certain
                executive officers of the
                Company

10.60(a)(d)     Key Executive Employment           10.4 to 1989 Form 10-K            1-4473            3-8-90
                and Severance Agreement            Report
                between the Company and
                certain managers of the
                Company

10.61(a)(d)     Revised form of Key Executive      10.4 to 1993 Form 10-K            1-4473            3-30-94
                Employment and Severance           Report
                Agreement between the
                Company and certain key
                employees of the Company

10.62(a)(d)     Second revised form of Key         10.8 to 1994 Form 10-K            1-4473            3-30-95
                Executive Employment and           Report
                Severance Agreement between
                the Company and certain key
                employees of the Company

10.63(a)        Pinnacle West Capital              10.1 to 1992 Form 10-K            1-4473            3-30-93
                Corporation Stock Option and       Report
                Incentive Plan

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


10.64(a)        Pinnacle West Capital              A to the Proxy Statement          1-8962            4-16-94
                Corporation 1994 Long-Term         for the Plan Report
                Incentive Plan effective as of     Pinnacle West 1994
                March 23, 1994                     Annual Meeting of
                                                   Shareholders

10.65           Agreement No. 13904 (Option        10.3 to 1991 Form 10-K            1-4473            3-19-92
                and Purchase of Effluent)          Report
                with Cities of Phoenix,
                Glendale, Mesa, Scottsdale,
                Tempe, Town of Youngtown,
                and Salt River Project
                Agricultural Improvement and
                Power District, dated April 23,
                1973

10.66           Agreement for the Sale and         10.4 to 1991 Form 10-K            1-4473            3-19-92
                Purchase of Wastewater             Report
                Effluent with City of Tolleson
                and Salt River Agricultural
                Improvement and Power
                District, dated June 12, 1981,
                including Amendment No. 1
                dated as of November 12,
                1981 and Amendment No. 2
                dated as of June 4, 1986

99.2            Collateral Trust Indenture         4.2 to 1992 Form 10-K             1-4473            3-30-93
                among PVNGS II Funding             Report
                Corp., Inc., the Company and
                Chemical Bank, as Trustee

99.3            Supplemental Indenture to          4.3 to 1992 Form 10-K             1-4473            3-30-93
                Collateral Trust Indenture         Report
                among PVNGS II Funding
                Corp., Inc., the Company and
                Chemical Bank, as Trustee

99.4(c)         Participation Agreement,           28.1 to September 1992            1-4473            11-9-92
                dated as of August 1, 1986,        Form 10-Q Report
                among PVNGS Funding
                Corp., Inc., Bank of America
                National Trust and Savings
                Association, State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, in
                its individual capacity and as
                Owner Trustee, Chemical
                Bank, in its individual
                capacity and as Indenture
                Trustee, the Company, and
                the Equity Participant named
                therein

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


99.5(c)         Amendment No. 1 dated as of        10.8 to September 1986            1-4473            12-4-86
                November 1, 1986, to               Form 10-Q Report by
                Participation Agreement,           means of Amendment No.
                dated as of August 1,1986,         1, on December 3, 1986
                among PVNGS Funding                Form 8
                Corp., Inc., Bank of America
                National Trust and Savings
                Association, State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, in
                its individual capacity and as
                Owner Trustee, Chemical
                Bank, in its individual
                capacity and as Indenture
                Trustee, the Company, and
                the Equity Participant named
                therein

99.6(c)         Amendment No. 2, dated as of       28.4 to 1992 Form 10-K            1-4473            3-30-93
                March 17, 1993, to                 Report
                Participation Agreement,
                dated as of August 1, 1986,
                among PVNGS Funding
                Corp., Inc., PVNGS II
                Funding Corp., Inc., State
                Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, in its individual
                capacity and as Owner
                Trustee, Chemical  Bank, in its
                individual capacity and as
                Indenture Trustee, the
                Company, and the Equity
                Participant named therein

99.7(c)         Trust Indenture, Mortgage,         4.5 to Form S-3                   33-9480           10-24-86
                Security Agreement and             Registration Statement
                Assignment of Facility Lease,
                dated as of August 1, 1986,
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


99.8(c)         Supplemental Indenture No.         10.6 to September 1986            1-4473            12-4-86
                1, dated as of November 1,         Form 10-Q Report by
                1986 to Trust Indenture,           means of Amendment No.
                Mortgage, Security Agreement       1 on December 3, 1986
                and Assignment of Facility         Form 8
                Lease, dated as of August 1,
                1986, between State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

99.9(c)         Supplemental Indenture No. 2       4.4 to 1992 Form 10-K             1-4473            3-30-93
                to Trust Indenture, Mortgage,      Report
                Security Agreement and
                Assignment of Facility Lease,
                dated as of August 1, 1986,
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

99.10(c)        Assignment, Assumption and         28.3 to Form S-3                  33-9480           10-24-86
                Further Agreement, dated as        Registration Statement
                of August 1, 1986, between
                the Company and State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee

99.11(c)        Amendment No. 1, dated as of       10.10 to September 1986           1-4473            12-4-86
                November 1, 1986, to               Form 10-Q Report by
                Assignment, Assumption and         means of Amendment No.
                Further Agreement, dated as        1 on December 3, 1986
                of August 1, 1986, between         Form 8
                the Company and State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


99.12(c)        Amendment No. 2, dated as of       28.6 to 1992 Form 10-K            1-4473            3-30-93
                March 17, 1993, to                 Report
                Assignment, Assumption and
                Further Agreement, dated as
                of August 1, 1986, between
                the Company and State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee

99.13           Participation Agreement,           28.2 to September 1992            1-4473            11-9-92
                dated as of December 15,           Form 10-Q Report
                1986, among PVNGS Funding
                Corp., Inc., State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, in
                its individual capacity and as
                Owner Trustee, Chemical
                Bank, in its individual
                capacity and as Indenture
                Trustee under a Trust
                Indenture, the Company, and
                the Owner Participant named
                therein

99.14           Amendment No. 1, dated as of       28.20 to Form S-3                 1-4473            8-10-87
                August 1, 1987, to                 Registration Statement
                Participation Agreement,           No. 33-9480 by means of a
                dated as of December 15,           November 6, 1986 Form
                1986, among PVNGS Funding          8-K Report
                Corp., Inc. as Funding
                Corporation, State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, Chemical
                Bank, as Indenture Trustee,
                the Company, and the Owner
                Participant named therein

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


99.15           Amendment No. 2, dated as of       28.5 to 1992 Form 10-K            1-4473            3-30-93
                March 17, 1993, to                 Report
                Participation  Agreement,
                dated as of December 15,
                1986, among PVNGS Funding
                Corp., Inc., PVNGS II
                Funding Corp.,  Inc., State
                Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, in its individual
                capacity and as Owner
                Trustee, Chemical Bank, in its
                individual capacity and as
                Indenture Trustee, the
                Company, and the Owner
                Participant named therein

99.16           Trust Indenture, Mortgage,         10.2 to November 18, 1986         1-4473            1-20-87
                Security Agreement and             Form 8-K Report
                Assignment of Facility Lease,
                dated as of December 15,
                1986, between State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

99.17           Supplemental Indenture No.         4.13 to Form S-3                  1-4473            8-24-87
                1, dated as of August 1, 1987,     Registration Statement
                to Trust Indenture, Mortgage,      No. 33-9480 by means of
                Security Agreement and             August 1, 1987 Form 8-K
                Assignment of Facility Lease,      Report
                dated as of December 15,
                1986, between State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


99.18           Supplemental Indenture No. 2       4.5 to 1992 Form 10-K             1-4473            3-30-93
                to Trust Indenture, Mortgage,      Report
                Security Agreement and
                Assignment of Facility Lease,
                dated as of December 15,
                1986, between State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

99.19           Assignment, Assumption and         10.5 to November 18, 1986         1-4473            1-20-87
                Further Agreement, dated as        Form 8-K Report
                of December 15, 1986,
                between the Company and
                State Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, as Owner Trustee

99.20           Amendment No. 1, dated as of       28.7 to 1992 Form 10-K            1-4473            3-30-93
                March 17, 1993, to                 Report
                Assignment, Assumption and
                Further Agreement, dated as
                of December 15, 1986,
                between the Company and
                State Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, as Owner Trustee

99.21(c)        Indemnity Agreement dated          28.3 to 1992 Form 10-K            1-4473            3-30-93
                as of March 17, 1993 by the        Report
                Company

99.22           Extension Letter, dated as of      28.20 to Form S-3                 1-4473            8-10-87
                August 13, 1987, from the          Registration Statement
                signatories of the                 No. 33-9480 by means of a
                Participation Agreement to         November 6, 1986 Form
                Chemical Bank                      8-K Report

99.23           Arizona Corporation                28.1 to 1991 Form 10-K            1-4473            3-19-92
                Commission Order dated             Report
                December 6, 1991

99.24           Arizona Corporation                10.1 to June Form 10-Q            1-4473            8-12-94
                Commission Order dated             Report
                June 1, 1994

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------


99.25           Rate Reduction Agreement           10.1 to December 4, 1995          1-4473            12-14-95
                dated December 4, 1995             Form 8-K Report
                between the Company and the
                ACC Staff

99.26           Arizona Corporation Commission     10.1 to March 1996 Form           1-4473             5-14-96
                Order dated April 24, 1996         10-Q Report

---------------

     (a)Management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     (b)Reports filed under File No. 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

     (c)An additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional Equity Participant. Although such additional document may differ in other respects (such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

     (d)Additional agreements, substantially identical in all material respects to this Exhibit have been entered into with additional officers and key employees of the Company. Although such additional documents may differ in other respects (such as dollar amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.


Reports on Form 8-K

     During the quarter ended December 31, 1996, and the period ended March 27, 1997, the Company did not file any Reports on Form 8-K.

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

                                                  ARIZONA PUBLIC SERVICE COMPANY
                                                           (Registrant)


Date:  March 27, 1997                                   William J. Post
                                                  ------------------------------
                                                    (William J. Post, President
                                                    and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signature                                        Title                              Date
                    ---------                                        -----                              ----
                   William J. Post                        Principal Executive Officer              March 27, 1997
--------------------------------------------------                and Director
           (William J. Post, President
          and Chief Executive Officer)


              George A. Schreiber, Jr.                   Principal Accounting Officer,             March 27, 1997
--------------------------------------------------        Principal Financial Officer
           (George A. Schreiber, Jr.)                             and Director


                  O. Mark DeMichele                                 Director                       March 27, 1997
--------------------------------------------------
               (O. Mark DeMichele)


                   Martha O. Hesse                                  Director                       March 27, 1997
--------------------------------------------------
                (Martha O. Hesse)


               Marianne Moody Jennings                              Director                       March 27, 1997
--------------------------------------------------
            (Marianne Moody Jennings)


                  Robert G. Matlock                                 Director                       March 27, 1997
--------------------------------------------------
               (Robert G. Matlock)


                  Jaron B. Norberg                                  Director                       March 27, 1997
--------------------------------------------------
               (Jaron B. Norberg)

                    Signature                                        Title                              Date
                    ---------                                        -----                              ----


                 John R. Norton III                                 Director                       March 27, 1997
--------------------------------------------------
              (John R. Norton III)


                   Donald M. Riley                                  Director                       March 27, 1997
--------------------------------------------------
                (Donald M. Riley)


                  Wilma W. Schwada                                  Director                       March 27, 1997
--------------------------------------------------
               (Wilma W. Schwada)


                    Richard Snell                                   Director                       March 27, 1997
--------------------------------------------------
                 (Richard Snell)


                  Dianne C. Walker                                  Director                       March 27, 1997
--------------------------------------------------
               (Dianne C. Walker)


                Ben F. Williams, Jr.                                Director                       March 27, 1997
--------------------------------------------------
             (Ben F. Williams, Jr.)


                Thomas G. Woods, Jr.                                Director                       March 27, 1997
--------------------------------------------------
             (Thomas G. Woods, Jr.)

                                                   Commission File Number 1-4473
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------








                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                   EXHIBITS TO

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                -----------------

                         Arizona Public Service Company
               (Exact name of registrant as specified in charter)






--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS



Exhibit No.                               Description
-----------                               -----------

10.1(a)   ---    1997 Senior Management Variable Pay Plan

10.2(a)   ---    1997 Officers Variable Pay Plan

10.3(a)   ---    Fifth Amendment to the Arizona Public Service Company Deferred
                 Compensation Plan

10.4      ---    Amendment No. 2 to Decommissioning Trust Agreement (PVNGS
                 Unit 1) dated as of July 1, 1991

10.5      ---    Amendment No. 4 to Amended and Restated Decommissioning Trust
                 Agreement (PVNGS Unit 2) dated as of January 31, 1992

10.6      ---    Amendment No. 2 to Decommissioning Trust Agreement (PVNGS
                 Unit 3) dated as of July 1, 1991

10.7      ---    Letter Agreement dated October 9, 1996 between the Company and
                 Jaron B. Norberg

10.8      ---    Letter Agreement dated August 16, 1996 between the Company and
                 William L. Stewart

10.9      ---    Letter Agreement dated November 27, 1996 between the Company and George A. Schreiber, Jr.

23.1      ---    Consent of Deloitte & Touche LLP

27.1      ---    Financial Data Schedule

99.1      ---    Arizona Corporation Commission Order, Decision No. 59943, dated
                 December 26, 1996, including the Rules regarding the introduction of retail competition in Arizona

---------------

         (a)Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         For a description of the Exhibits incorporated in this filing by reference, see Part IV, Item 14.