Form 10-Q
period 1997-03-31
ARIZONA PUBLIC SERVICE CO
filed 1997-05-15
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997
                                ------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number     1-4473
                        ------------

                         ARIZONA PUBLIC SERVICE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arizona                                               86-0011170
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona              85072-3999
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (602) 250-1000

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

                Number of shares of common stock, $2.50 par value, outstanding as of May 15, 1997: 71,264,947

                                    Glossary
                                    --------


ACC      - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

Company - Arizona Public Service Company

FERC - Federal Energy Regulatory Commission

ITC - Investment tax credit

1996 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

Rules - Rules adopted by the ACC for the introduction of retail electric competition in Arizona

SFAS No. 71 - Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

                                       -2-
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                              ------------------------------------------------------------

                                                                          1997                             1996
                                                              ---------------------------     ----------------------------
                                                                                  (Thousands of Dollars)
ELECTRIC OPERATING REVENUES  . . . . . . . . . . . . . . .    $                  379,021      $                   345,261
                                                              ---------------------------     ----------------------------

FUEL EXPENSES:
  Fuel for electric generation . . . . . . . . . . . . . .                        51,122                           42,334
  Purchased power  . . . . . . . . . . . . . . . . . . . .                        34,347                           13,938
                                                              ---------------------------     ----------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                        85,469                           56,272
                                                              ---------------------------     ----------------------------
OPERATING REVENUES LESS FUEL EXPENSES  . . . . . . . . . .                       293,552                          288,989
                                                              ---------------------------     ----------------------------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses . . .                        88,016                           87,743
  Depreciation and amortization  . . . . . . . . . . . . .                        92,015                           58,386
  Income taxes . . . . . . . . . . . . . . . . . . . . . .                        22,292                           31,359
  Other taxes  . . . . . . . . . . . . . . . . . . . . . .                        29,790                           33,979
                                                              ---------------------------     ----------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                       232,113                          211,467
                                                              ---------------------------     ----------------------------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .                        61,439                           77,522
                                                              ---------------------------     ----------------------------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity . . . . . . . . . . . . . . . . . . . . .                            --                            1,675
  Other - net  . . . . . . . . . . . . . . . . . . . . . .                        (2,209)                            (291)
  Income taxes . . . . . . . . . . . . . . . . . . . . . .                         4,340                            5,650
                                                              ---------------------------     ----------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                         2,131                            7,034
                                                              ---------------------------     ----------------------------
INCOME BEFORE INTEREST DEDUCTIONS  . . . . . . . . . . . .                        63,570                           84,556
                                                              ---------------------------     ----------------------------

INTEREST DEDUCTIONS:
  Interest on long-term debt . . . . . . . . . . . . . . .                        34,429                           37,400
  Interest on short-term borrowings  . . . . . . . . . . .                         2,328                            2,670
  Debt discount, premium and expense . . . . . . . . . . .                         2,002                            2,117
  Capitalized interest . . . . . . . . . . . . . . . . . .                        (3,834)                          (3,237)
                                                              ---------------------------     ----------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                        34,925                           38,950
                                                              ---------------------------     ----------------------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .                        28,645                           45,606
PREFERRED STOCK DIVIDEND REQUIREMENTS  . . . . . . . . . .                         3,626                            4,477
                                                              ---------------------------     ----------------------------
EARNINGS FOR COMMON STOCK  . . . . . . . . . . . . . . . .    $                   25,019      $                    41,129
                                                              ===========================     ============================

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                                      Twelve Months
                                                                                      Ended March 31,
                                                              ------------------------------------------------------------
                                                                          1997                             1996
                                                              ---------------------------     ----------------------------
                                                                                 (Thousands of Dollars)

ELECTRIC OPERATING REVENUES  . . . . . . . . . . . . . . .    $                1,752,032      $                 1,623,245
                                                              ---------------------------     ----------------------------


FUEL EXPENSES:
  Fuel for electric generation . . . . . . . . . . . . . .                       239,181                          204,552
  Purchased power  . . . . . . . . . . . . . . . . . . . .                       115,539                           66,598
                                                              ---------------------------     ----------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                       354,720                          271,150
                                                              ---------------------------     ----------------------------
OPERATING REVENUES LESS FUEL EXPENSES  . . . . . . . . . .                     1,397,312                        1,352,095
                                                              ---------------------------     ----------------------------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses . . .                       430,987                          397,125
  Depreciation and amortization  . . . . . . . . . . . . .                       330,839                          240,058
  Income taxes . . . . . . . . . . . . . . . . . . . . . .                       169,446                          188,602
  Other taxes  . . . . . . . . . . . . . . . . . . . . . .                       116,915                          140,248
                                                              ---------------------------     ----------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                     1,048,187                          966,033
                                                              ---------------------------     ----------------------------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .                       349,125                          386,062
                                                              ---------------------------     ----------------------------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity . . . . . . . . . . . . . . . . . . . . .                         3,534                            5,471
  Other - net  . . . . . . . . . . . . . . . . . . . . . .                       (17,462)                         (22,107)
  Income taxes . . . . . . . . . . . . . . . . . . . . . .                        44,242                           41,526
                                                              ---------------------------     ----------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                        30,314                           24,890
                                                              ---------------------------     ----------------------------
INCOME BEFORE INTEREST DEDUCTIONS  . . . . . . . . . . . .                       379,439                          410,952
                                                              ---------------------------     ----------------------------

INTEREST DEDUCTIONS:
  Interest on long-term debt . . . . . . . . . . . . . . .                       144,695                          155,560
  Interest on short-term borrowings  . . . . . . . . . . .                        10,279                            9,589
  Debt discount, premium and expense . . . . . . . . . . .                         8,061                            8,765
  Capitalized interest . . . . . . . . . . . . . . . . . .                       (10,106)                         (10,306)
                                                              ---------------------------     ----------------------------
     Total . . . . . . . . . . . . . . . . . . . . . . . .                       152,929                          163,608
                                                              ---------------------------     ----------------------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .                       226,510                          247,344
PREFERRED STOCK DIVIDEND REQUIREMENTS  . . . . . . . . . .                        16,241                           18,804
                                                              ---------------------------     ----------------------------
EARNINGS FOR COMMON STOCK  . . . . . . . . . . . . . . . .    $                  210,269      $                   228,540
                                                              ===========================     ============================

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                   (Unaudited)

                                                                        March 31,                      December 31,
                                                                          1997                             1996
                                                                 ------------------------         ------------------------
                                                                        (Thousands of Dollars)
UTILITY PLANT:
     Electric plant in service and held for future use  . . . $                6,830,092      $                 6,803,211
     Less accumulated depreciation and amortization . . . . .                  2,486,345                        2,426,143
                                                              ---------------------------     ----------------------------
        Total . . . . . . . . . . . . . . . . . . . . . . . .                  4,343,747                        4,377,068
     Construction work in progress  . . . . . . . . . . . . .                    251,753                          226,935
     Nuclear fuel, net of amortization  . . . . . . . . . . .                     60,326                           51,137
                                                              ---------------------------     ----------------------------
        Utility plant - net . . . . . . . . . . . . . . . . .                  4,655,826                        4,655,140
                                                              ---------------------------     ----------------------------

INVESTMENTS AND OTHER ASSETS :. . . . . . . . . . . . . . .                      117,712                          113,666
                                                              ---------------------------     ----------------------------

CURRENT ASSETS:
     Cash and cash equivalents  . . . . . . . . . . . . . . .                     26,192                           12,521
     Accounts receivable:
        Service customers . . . . . . . . . . . . . . . . . .                    107,200                          111,715
        Other . . . . . . . . . . . . . . . . . . . . . . . .                     29,468                           49,898
        Allowance for doubtful accounts . . . . . . . . . . .                     (1,329)                          (1,685)
     Accrued utility revenues . . . . . . . . . . . . . . . .                     49,226                           55,470
     Materials and supplies, at average cost  . . . . . . . .                     73,213                           74,120
     Fossil fuel, at average cost   . . . . . . . . . . . . .                     12,639                           13,928
     Deferred income taxes  . . . . . . . . . . . . . . . . .                      8,424                            8,424
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .                     24,791                           22,767
                                                              ---------------------------     ----------------------------
        Total current assets  . . . . . . . . . . . . . . . .                    329,824                          347,158
                                                              ---------------------------     ----------------------------

DEFERRED DEBITS:
     Regulatory asset for income taxes  . . . . . . . . . . .                    502,356                          516,722
     Rate synchronization cost deferrals  . . . . . . . . . .                    400,279                          414,082
     Unamortized costs of reacquired debt . . . . . . . . . .                     70,237                           69,554
     Unamortized debt issue costs . . . . . . . . . . . . . .                     15,950                           16,692
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .                    278,223                          290,208
                                                              ---------------------------     ----------------------------
        Total deferred debits . . . . . . . . . . . . . . . .                  1,267,045                        1,307,258
                                                              ---------------------------     ----------------------------

        TOTAL . . . . . . . . . . . . . . . . . . . . . . . . $                6,370,407      $                 6,423,222
                                                              ===========================     ============================

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   LIABILITIES
                                   (Unaudited)

                                                                       March 31,                      December 31,
                                                                        1997                             1996
                                                              ---------------------------     ----------------------------
                                                                      (Thousands of Dollars)
CAPITALIZATION:
     Common stock . . . . . . . . . . . . . . . . . . . . . . $                  178,162      $                   178,162
     Premiums and expense - net . . . . . . . . . . . . . . .                  1,091,780                        1,091,122
     Retained earnings  . . . . . . . . . . . . . . . . . . .                    442,622                          460,106
                                                              ---------------------------     ----------------------------
        Common stock equity . . . . . . . . . . . . . . . . .                  1,712,564                        1,729,390
     Non-redeemable preferred stock . . . . . . . . . . . . .                    149,387                          165,673
     Redeemable preferred stock . . . . . . . . . . . . . . .                     43,000                           53,000
     Long-term debt less current maturities . . . . . . . . .                  1,889,455                        2,029,482
                                                              ---------------------------     ----------------------------
        Total capitalization  . . . . . . . . . . . . . . . .                  3,794,406                        3,977,545
                                                              ---------------------------     ----------------------------

CURRENT LIABILITIES:
     Commercial paper . . . . . . . . . . . . . . . . . . . .                    216,300                           16,900
     Current maturities of long-term debt . . . . . . . . . .                    103,780                          153,780
     Accounts payable . . . . . . . . . . . . . . . . . . . .                    112,857                          174,394
     Accrued taxes  . . . . . . . . . . . . . . . . . . . . .                    134,319                           86,327
     Accrued interest . . . . . . . . . . . . . . . . . . . .                     24,633                           39,115
     Customer deposits  . . . . . . . . . . . . . . . . . . .                     32,089                           32,137
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .                     25,327                           21,150
                                                              ---------------------------     ----------------------------
        Total current liabilities . . . . . . . . . . . . . .                    649,305                          523,803
                                                              ---------------------------     ----------------------------

DEFERRED CREDITS AND OTHER:
     Deferred income taxes  . . . . . . . . . . . . . . . . .                  1,404,152                        1,414,242
     Deferred investment tax credit . . . . . . . . . . . . .                     84,343                           87,723
     Unamortized gain - sale of utility plant . . . . . . . .                     85,795                           86,939
     Customer advances for construction . . . . . . . . . . .                     25,697                           24,044
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .                    326,709                          308,926
                                                              ---------------------------     ----------------------------
        Total deferred credits and other  . . . . . . . . . .                  1,926,696                        1,921,874
                                                              ---------------------------     ----------------------------

COMMITMENTS AND CONTINGENCIES  (Notes 5, 6 and 7)

        TOTAL . . . . . . . . . . . . . . . . . . . . . . . . $                6,370,407      $                 6,423,222
                                                              ===========================     ============================

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                              ------------------------------------------------------------
                                                                          1997                             1996
                                                              ---------------------------     ----------------------------
                                                                                (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . .    $                   28,645      $                    45,606
  Items not requiring cash:
    Depreciation and amortization  . . . . . . . . . . . .                        92,015                           58,386
    Nuclear fuel amortization  . . . . . . . . . . . . . .                         7,523                            8,357
    AFUDC - equity . . . . . . . . . . . . . . . . . . . .                            --                           (1,675)
    Deferred income taxes - net  . . . . . . . . . . . . .                        (8,948)                           1,176
    Deferred investment tax credit - net . . . . . . . . .                        (3,380)                          (5,455)
  Changes in certain current assets and liabilities:
    Accounts receivable - net  . . . . . . . . . . . . . .                        24,589                           22,824
    Accrued utility revenues . . . . . . . . . . . . . . .                         6,244                            9,429
    Materials, supplies and fossil fuel  . . . . . . . . .                         2,196                            1,049
    Other current assets . . . . . . . . . . . . . . . . .                        (2,024)                             427
    Accounts payable . . . . . . . . . . . . . . . . . . .                       (48,355)                         (29,941)
    Accrued taxes  . . . . . . . . . . . . . . . . . . . .                        47,992                           63,647
    Accrued interest . . . . . . . . . . . . . . . . . . .                       (14,482)                         (12,119)
    Other current liabilities  . . . . . . . . . . . . . .                         4,313                            9,617
  Other - net  . . . . . . . . . . . . . . . . . . . . . .                        28,385                           12,608
                                                              ---------------------------     ----------------------------
      Net cash flow provided by operating activities . . .                       164,713                          183,936
                                                              ---------------------------     ----------------------------

Cash Flows from Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . .                       (77,129)                         (60,138)
  Sale of Property . . . . . . . . . . . . . . . . . . . .                            --                            2,824
  Capitalized interest . . . . . . . . . . . . . . . . . .                        (3,834)                          (3,237)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . .                        (4,046)                          (6,613)
                                                              ---------------------------     ----------------------------
      Net cash flow used for investing activities. . . . .                       (85,009)                         (67,164)
                                                              ---------------------------     ----------------------------

Cash Flows from Financing Activities:
  Long-term debt . . . . . . . . . . . . . . . . . . . . .                            --                           25,006
  Short-term borrowings - net  . . . . . . . . . . . . . .                       199,400                          (18,200)
  Dividends paid on common stock . . . . . . . . . . . . .                       (42,500)                         (42,500)
  Dividends paid on preferred stock  . . . . . . . . . . .                        (3,897)                          (4,778)
  Repayment of preferred stock . . . . . . . . . . . . . .                       (25,980)                         (23,410)
  Repayment and reacquisition of long-term debt  . . . . .                      (193,056)                         (50,979)
                                                              ---------------------------     ----------------------------
      Net cash flow used for financing activities  . . . .                       (66,033)                        (114,861)
                                                              ---------------------------     ----------------------------

Net increase in cash and cash equivalents  . . . . . . . .                        13,671                            1,911
Cash and cash equivalents at beginning of period . . . . .                        12,521                           18,389
                                                              ---------------------------     ----------------------------
Cash and cash equivalents at end of period . . . . . . . .    $                   26,192      $                    20,300
                                                              ===========================     ============================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest)  . . . . . .    $                   48,051      $                    48,444
    Income taxes . . . . . . . . . . . . . . . . . . . . .    $                    9,814      $                        --

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997, the results of operations for the three months and twelve months ended March 31, 1997 and 1996, and the cash flows for the three months ended March 31, 1997 and 1996. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1996 10-K.

2. The Company's operations are subject to seasonal fluctuations, with variations in energy usage by customers occurring from season to season and from month to month within a season, primarily as a result of changing weather conditions. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3. All the outstanding shares of common stock of the Company are owned by Pinnacle West.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the three months ended March 31, 1997.

5. Regulatory Matters

Electric Industry Restructuring

State The ACC has been conducting an ongoing investigation into the restructuring of the Arizona electric industry. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition. The ACC has ordered that reliability, stranded cost recovery, the phase-in process, and bundled, unbundled and metering services, as well as legal issues, will require additional consideration and will be addressed through workshops and working groups which will issue recommendations to the ACC during 1997. The Rules include the following major provisions:

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

o On or before December 31, 1997, each affected utility is required to file with the ACC proposed tariffs for bundled service and unbundled service. Bundled service means electric service elements (i.e., generation, transmission, distribution, and ancillary services) provided as a package to consumers within an affected utility's current service area. Unbundled service means electric service elements provided and priced separately.

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

A joint legislative committee has been appointed to study electric utility industry restructuring issues and report back to the Arizona legislature by the end of 1997. The Company believes that legislation will ultimately be required before significant implementation of the Rules can lawfully occur.

Until it has been further determined how competition will be implemented in Arizona, the Company cannot accurately predict the impact of full retail competition on its financial position or results of operations.

Federal The Energy Policy Act of 1992 and recent rulemakings by FERC have promoted increased competition in the wholesale electric power markets. The Company does not expect these rulemakings to have a material impact on its financial statements.

Several electric utility reform bills have been introduced during the current congressional session, which as currently written, would allow consumers to choose their electric supplier by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

Regulatory Accounting The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $1.1 billion at March 31, 1997. In accordance with the 1996 regulatory agreement (see below), the ACC accelerated the amortization of substantially all of the Company's regulatory assets over an eight-year period. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, the Company would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations, which could have a material impact on the Company's financial statements.

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

Pursuant to the price reduction formula, in May 1997, the ACC approved an annual retail rate reduction of approximately $17.6 million ($11 million after income taxes), or 1.2%, to become effective July 1, 1997. An amendment to the proposed order, approved by two of the three commissioners, created some confusion as to the status of the 1996 regulatory agreement. As interpreted by the Chairman of the ACC in a concurring opinion, his vote in favor of the amendment was to authorize the ACC Staff to determine how property taxes are recognized and accounted for under the 1996 regulatory agreement. The Company cannot currently predict the outcome of this matter.

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

7. The Company has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically and these analyses indicate that it will be economically desirable for the Company to replace the Unit 2 steam generators between 2003 and 2008. The Company estimates that its share of the replacement costs (in 1997 dollars and including installation and replacement power costs) will be approximately $50 million, most of which will be incurred after the year 2000. Based on the latest available data, the Company estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although the Company will continue its normal periodic assessment of these steam generators.

                         ARIZONA PUBLIC SERVICE COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results
-----------------

         The following table summarizes the Company's revenues and earnings for the three-month and twelve-month periods ended March 31, 1997 and 1996:

                                           Periods ended March 31
                                           (Thousands of Dollars)


                                   Three Months               Twelve Months
                            ------------------------    ------------------------
                               1997          1996          1997          1996
                            ----------    ----------    ----------    ----------

Operating revenues          $  379,021    $  345,261    $1,752,032    $1,623,245

Earnings for
common stock                $   25,019    $   41,129    $  210,269    $  228,540


         Operating  Results -  Three-month  period ended March 31, 1997 compared
         -----------------------------------------------------------------------
         with three-month period ended March 31, 1996
         --------------------------------------------

         Earnings decreased in the three-month period ended March 31, 1997, primarily due to the accelerated amortization of regulatory assets and a retail price reduction, both of which were part of a regulatory agreement which became effective July 1, 1996. See Note 5 of Notes to Condensed Financial Statements. Partially offsetting these negative factors were increased operating revenues (net of related fuel expenses), lower property taxes and lower interest expense.

         Operating revenues (net of related fuel expenses) were higher primarily due to retail customer growth and weather effects, partially offset by the 1996 retail price reduction. Revenues from sales for resale increased $22 million, accompanied by significant increases in related fuel expenses, as a result of increased activity in competitive bulk power markets. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. Property taxes decreased due to a 1996 change in tax law. Interest expense decreased due to lower amounts of debt outstanding and lower average interest rates.

         Operating  Results - Twelve-month  period ended March 31, 1997 compared
         -----------------------------------------------------------------------
         with twelve-month period ended March 31, 1996
         ---------------------------------------------

         Earnings decreased in the twelve-month period ended March 31, 1997, primarily due to the accelerated amortization of regulatory assets, a retail price reduction, a $31.7 million pretax charge in the fourth quarter of 1996 for a voluntary severance program and an increase in fuel expenses.

         The accelerated regulatory asset amortization and the retail price reduction were part of a regulatory agreement which became effective July 1, 1996. See Note 5 of Notes to Condensed Financial Statements. Fuel expenses were higher primarily due to increased retail and wholesale sales volumes, higher natural gas costs and a less favorable mix of generation and purchased power, particularly during a regional power outage in August 1996.

         Partially offsetting these negative factors were increased operating revenues (net of related fuel expenses), lower property taxes, the recognition of $11 million of income tax benefits associated with capital loss carryforwards and lower interest expense. The twelve-month comparison was also positively impacted by $21 million of pretax asset write-downs in the twelve months ended March 31, 1996. Operating revenues (net of related fuel expenses) were higher due to retail customer growth, warmer weather and higher residential usage, partially offset by the retail price reduction. Revenues from sales for resale increased $35 million, accompanied by significant increases in related fuel expenses, as a result of increased activity in competitive bulk power markets. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. Property taxes decreased due to a 1996 change in tax law. Interest expense decreased due to lower average interest rates and lower amounts of debt outstanding.

         Other Income
         ------------

         As part of a 1994 rate settlement agreement with the ACC, the Company accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995, resulting in a decrease in annual income tax expense of approximately $21 million.

Liquidity and Capital Resources
-------------------------------

         For the three months ended March 31, 1997, the Company incurred approximately $66 million in capital expenditures, which is approximately 22% of the most recently estimated 1997 capital expenditures. The Company estimates total capital expenditures for the years 1997, 1998, and 1999 to be approximately $296 million, $283 million, and $262 million, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

         Required and optional redemptions of preferred stock and repayment of long-term debt, including premiums thereon, and payments for a capitalized lease obligation are expected to total approximately $263 million, $114 million, and $114 million for the years 1997, 1998, and 1999, respectively. During the three months ended March 31, 1997, the Company redeemed approximately

$193 million of its long-term debt and approximately $26 million of its preferred stock. As a result of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Financial Statements), Pinnacle West invested $50 million in the Company in 1996 and will invest similar amounts annually in 1997 through 1999.

         Although provisions in the Company's bond indenture, articles of incorporation, and financing orders from the ACC establish maximum amounts of additional first mortgage bonds and preferred stock, management does not expect any of these restrictions to limit the Company's ability to meet its capital requirements.

Current Issues
--------------

         The Company's ability to maintain and improve its current level of earnings will depend on several factors. As the electric industry becomes more competitive, the Company's ability to reduce costs and increase productivity and resource utilization will be important factors in maintaining a price structure that is both attractive to customers and profitable to the Company. Other important factors that could affect the Company's future earnings levels and any forward-looking statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include regulatory developments; competitive developments; regional economic conditions; the cost of debt and equity capital; regulatory, tax and environmental legislation; weather variations affecting customer usage; and technological developments in the electricity industry.

         Competition
         -----------

         See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for discussions of competitive developments and regulatory accounting.

         Rate Matters
         ------------

         See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of a proposed rate reduction.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5.      Other Information
-------------------------------

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

         Competition and Electric Industry Restructuring
         -----------------------------------------------

         See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of competition and the Rules regarding the introduction of retail electric competition in Arizona.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

Exhibit No.       Description
-----------       -----------

27.1                       Financial Data Schedule

         (b)  Reports on Form 8-K

         During the quarter ended March 31, 1997, and the period ended May 15, 1997, the Company filed the following report on Form 8-K:

         Report dated April 7, 1997 comprised of Exhibits to the Company's Registration Statements (Registration Nos. 33-55473, 33-64455 and 333-15379) relating to the Company's offering of $50 million of its Senior Notes.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ARIZONA PUBLIC SERVICE COMPANY
                                                (Registrant)





Dated: May 15, 1997                     By: George A. Schreiber, Jr.
      ----------------                     -------------------------------------
                                           George A.  Schreiber,  Jr.  Executive
                                           Vice  President  and Chief  Financial
                                           Officer (Principal  Financial Officer
                                           and Officer Duly  Authorized  to sign
                                           this Report)