Form 10-Q
period 1997-06-30
ARIZONA PUBLIC SERVICE CO
filed 1997-08-12
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                                ---------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  -------------------

Commission file number    1-4473
                      --------------

                         ARIZONA PUBLIC SERVICE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arizona                                               86-0011170
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona              85072-3999
--------------------------------------------------------              ----------
              (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:               (602) 250-1000

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

                      Number of shares of common stock, $2.50 par value, outstanding as of August 12, 1997: 71,264,947

                                    Glossary
                                    --------


ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

Cholla - Cholla Power Plant

Company - Arizona Public Service Company

EPA - United States Environmental Protection Agency

FERC - Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

ITC - Investment tax credit

1996 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996

NGS - Navajo Generating Station

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

Rules - Rules adopted by the ACC for the introduction of retail electric competition in Arizona

SFAS No. 71 - Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 130 - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SFAS No. 131 - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"

                                       -2-
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                              Three Months
                                                             Ended June 30,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------
                                                         (Thousands of Dollars)
ELECTRIC OPERATING REVENUES .............................$ 458,751    $ 426,658
                                                         ---------    ---------

FUEL EXPENSES:
  Fuel for electric generation ..........................   55,626       57,289
  Purchased power .......................................   43,684       22,466
                                                         ---------    ---------
     Total ..............................................   99,310       79,755
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ...................  359,441      346,903
                                                         ---------    ---------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses ....   89,162      100,296
  Depreciation and amortization .........................   91,138       58,795
  Income taxes ..........................................   49,579       49,664
  Other taxes ...........................................   29,856       35,170
                                                         ---------    ---------
     Total ..............................................  259,735      243,925
                                                         ---------    ---------
OPERATING INCOME ........................................   99,706      102,978
                                                         ---------    ---------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ........................................        0        2,003
  Other - net ...........................................     (910)      (2,751)
  Income taxes ..........................................    6,550        9,539
                                                         ---------    ---------
     Total ..............................................    5,640        8,791
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS .......................  105,346      111,769
                                                         ---------    ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt ............................   35,262       37,360
  Interest on short-term borrowings .....................    3,095        4,129
  Debt discount, premium and expense ....................    2,056        2,004
  Capitalized interest ..................................   (4,560)      (2,164)
                                                         ---------    ---------
     Total ..............................................   35,853       41,329
                                                         ---------    ---------

NET INCOME ..............................................   69,493       70,440
PREFERRED STOCK DIVIDEND REQUIREMENTS ...................    3,195        4,326
                                                         ---------    ---------
EARNINGS FOR COMMON STOCK ...............................$  66,298    $  66,114
                                                         =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                Six Months
                                                              Ended June 30,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES .............................$ 837,772    $ 771,919
                                                         ---------    ---------

FUEL EXPENSES:
  Fuel for electric generation ..........................  106,748       99,623
  Purchased power .......................................   78,031       36,404
                                                         ---------    ---------
     Total ..............................................  184,779      136,027
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ...................  652,993      635,892
                                                         ---------    ---------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses ....  177,178      188,039
  Depreciation and amortization .........................  183,153      117,181
  Income taxes ..........................................   71,871       81,023
  Other taxes ...........................................   59,646       69,149
                                                         ---------    ---------
     Total ..............................................  491,848      455,392
                                                         ---------    ---------
OPERATING INCOME ........................................  161,145      180,500
                                                         ---------    ---------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ........................................        0        3,678
  Other - net ...........................................   (3,119)      (3,042)
  Income taxes ..........................................   10,890       15,189
                                                         ---------    ---------
     Total ..............................................    7,771       15,825
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS .......................  168,916      196,325
                                                         ---------    ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt ............................   69,691       74,760
  Interest on short-term borrowings .....................    5,423        6,799
  Debt discount, premium and expense ....................    4,058        4,121
  Capitalized interest ..................................   (8,394)      (5,401)
                                                         ---------    ---------
     Total ..............................................   70,778       80,279
                                                         ---------    ---------

NET INCOME ..............................................   98,138      116,046
PREFERRED STOCK DIVIDEND REQUIREMENTS ...................    6,821        8,803
                                                         ---------    ---------
EARNINGS FOR COMMON STOCK ...............................$  91,317    $ 107,243
                                                         =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)
                                                           Twelve Months
                                                           Ended June 30,
                                                     --------------------------
                                                        1997           1996
                                                     -----------    -----------
                                                       (Thousands of Dollars)
ELECTRIC OPERATING REVENUES .........................$ 1,784,125    $ 1,669,725
                                                     -----------    -----------

FUEL EXPENSES:
  Fuel for electric generation ......................    237,518        217,018
  Purchased power ...................................    136,757         71,250
                                                     -----------    -----------
     Total ..........................................    374,275        288,268
                                                     -----------    -----------
OPERATING REVENUES LESS FUEL EXPENSES ...............  1,409,850      1,381,457
                                                     -----------    -----------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses     419,853        403,170
  Depreciation and amortization .....................    363,182        238,440
  Income taxes ......................................    169,361        199,353
  Other taxes .......................................    111,601        140,173
                                                     -----------    -----------
     Total ..........................................  1,063,997        981,136
                                                     -----------    -----------
OPERATING INCOME ....................................    345,853        400,321
                                                     -----------    -----------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ....................................      1,531          6,126
  Other - net .......................................    (15,621)       (23,605)
  Income taxes ......................................     41,253         44,262
                                                     -----------    -----------
     Total ..........................................     27,163         26,783
                                                     -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ...................    373,016        427,104
                                                     -----------    -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt ........................    142,597        152,869
  Interest on short-term borrowings .................      9,245         11,285
  Debt discount, premium and expense ................      8,113          8,733
  Capitalized interest ..............................    (12,502)       (10,115)
                                                     -----------    -----------
     Total ..........................................    147,453        162,772
                                                     -----------    -----------

NET INCOME ..........................................    225,563        264,332
PREFERRED STOCK DIVIDEND REQUIREMENTS ...............     15,110         18,354
                                                     -----------    -----------
EARNINGS FOR COMMON STOCK ...........................$   210,453    $   245,978
                                                     ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                   (Unaudited)

                                                                  June 30,    December 31,
                                                                    1997           1996
                                                                -----------    -----------
                                                                  (Thousands of Dollars)
UTILITY PLANT:
     Electric plant in service and held for future use ......   $ 6,855,873    $ 6,803,211
     Less accumulated depreciation and amortization .........     2,547,552      2,426,143
                                                                -----------    -----------
        Total ...............................................     4,308,321      4,377,068
     Construction work in progress ..........................       309,659        226,935
     Nuclear fuel, net of amortization ......................        51,953         51,137
                                                                -----------    -----------
        Utility plant - net .................................     4,669,933      4,655,140
                                                                -----------    -----------

INVESTMENTS AND OTHER ASSETS :  .............................       142,295        113,666
                                                                -----------    -----------

CURRENT ASSETS:
     Cash and cash equivalents ..............................         7,347         12,521
     Accounts receivable:
        Service customers ...................................       137,430        111,715
        Other ...............................................        29,983         49,898
        Allowance for doubtful accounts .....................        (1,393)        (1,685)
     Accrued utility revenues ...............................        69,517         55,470
     Materials and supplies, at average cost ................        74,499         74,120
     Fossil fuel, at average cost ...........................        12,396         13,928
     Deferred income taxes ..................................         8,460          8,424
     Other ..................................................        29,731         22,767
                                                                -----------    -----------
        Total current assets ................................       367,970        347,158
                                                                -----------    -----------

DEFERRED DEBITS:
     Regulatory asset for income taxes ......................       488,058        516,722
     Rate synchronization cost deferral .....................       386,476        414,082
     Unamortized costs of reacquired debt ...................        68,989         69,554
     Unamortized debt issue costs ...........................        15,406         16,692
     Other ..................................................       259,403        290,208
                                                                -----------    -----------
        Total deferred debits ...............................     1,218,332      1,307,258
                                                                -----------    -----------

        TOTAL ...............................................   $ 6,398,530    $ 6,423,222
                                                                ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   LIABILITIES
                                   (Unaudited)
                                                         June 30,   December 31,
                                                           1997         1996
                                                        ----------   ----------
                                                         (Thousands of Dollars)

CAPITALIZATION:
     Common stock ......................................$  178,162   $  178,162
     Premiums and expenses - net ....................... 1,092,082    1,091,122
     Retained earnings .................................   423,925      460,106
                                                        ----------   ----------
        Common stock equity ............................ 1,694,169    1,729,390
     Non-redeemable preferred stock ....................   143,493      165,673
     Redeemable preferred stock ........................    29,110       53,000
     Long-term debt less current maturities ............ 1,963,960    2,029,482
                                                        ----------   ----------
        Total capitalization ........................... 3,830,732    3,977,545
                                                        ----------   ----------

CURRENT LIABILITIES:
     Commercial paper ..................................   198,000       16,900
     Current maturities of long-term debt ..............   103,921      153,780
     Accounts payable ..................................   133,540      174,394
     Accrued taxes .....................................    94,490       86,327
     Accrued interest ..................................    32,217       39,115
     Common dividends payable ..........................    42,500            0
     Customer deposits .................................    31,182       32,137
     Other .............................................    26,509       21,150
                                                        ----------   ----------
        Total current liabilities ......................   662,359      523,803
                                                        ----------   ----------

DEFERRED CREDITS AND OTHER:
     Deferred income taxes ............................. 1,385,821    1,414,242
     Deferred investment tax credit ....................    77,797       87,723
     Unamortized gain - sale of utility plant ..........    84,651       86,939
     Customer advances for construction ................    28,912       24,044
     Other .............................................   328,258      308,926
                                                        ----------   ----------
        Total deferred credits and other ............... 1,905,439    1,921,874
                                                        ----------   ----------

COMMITMENTS AND CONTINGENCIES  (Notes 5, 6, and 7)

        TOTAL ..........................................$6,398,530   $6,423,222
                                                        ==========   ==========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)
                                                                Six Months
                                                              Ended June 30,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------
                                                         (Thousands of Dollars)

Cash Flows from Operating Activities:
  Net income ............................................$  98,138    $ 116,046
  Items not requiring cash:
    Depreciation and amortization .......................  183,153      117,181
    Nuclear fuel amortization ...........................   16,186       15,788
    AFUDC - equity ......................................        0       (3,678)
    Deferred income taxes - net .........................  (25,107)       3,399
    Deferred investment tax credit - net ................   (9,926)     (13,262)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ...........................   (6,092)       8,452
    Accrued utility revenues ............................  (14,047)     (10,413)
    Materials, supplies and fossil fuel .................    1,153        5,329
    Other current assets ................................   (6,964)         365
    Accounts payable ....................................  (37,099)      (6,014)
    Accrued taxes .......................................    8,163       12,904
    Accrued interest ....................................   (6,898)      (2,967)
    Other current liabilities ...........................    2,826        7,590
  Other - net ...........................................   50,172       12,889
                                                         ---------    ---------
      Net cash flow provided by operating activities ....  253,658      263,609
                                                         ---------    ---------

Cash Flows from Investing Activities:
  Capital expenditures .................................. (145,203)    (120,810)
  Capitalized interest ..................................   (8,394)      (5,401)
  Other .................................................  (28,629)     (10,147)
                                                         ---------    ---------
      Net cash flow used for investing activities ....... (182,226)    (136,358)
                                                         ---------    ---------

Cash Flows from Financing Activities:
  Long-term debt ........................................   99,875      100,000
  Short-term borrowings - net ...........................  181,100       16,465
  Dividends paid on common stock ........................  (85,000)     (85,000)
  Dividends paid on preferred stock .....................   (7,345)      (8,994)
  Repayment of preferred stock ..........................  (46,044)     (30,603)
  Repayment and reacquisition of long-term debt ......... (219,192)    (137,173)
                                                         ---------    ---------
      Net cash flow used for financing activities .......  (76,606)    (145,305)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents ....   (5,174)     (18,054)
Cash and cash equivalents at beginning of period ........   12,521       18,389
                                                         ---------    ---------
Cash and cash equivalents at end of period ..............$   7,347    $     335
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ...........$  74,291    $  78,178
    Income taxes ........................................$  84,432    $  60,499

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997, the results of operations for the three months, six months and twelve months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1996 10-K.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the six months ended June 30, 1997.

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

o The Rules indicate that the ACC will allow recovery of unmitigated stranded costs. Stranded costs are the costs of generating plants, other assets and contract commitments that were prudently incurred to serve power customers that could go unrecovered if these customers are allowed to use open access to move to another supplier. Each affected utility would be required to file with the ACC estimates of unmitigated stranded costs. The ACC would then, after hearing and consideration of various factors, determine the magnitude of stranded cost and appropriate stranded cost recovery mechanisms and charges.

The Company continues to focus on working with the ACC to bring competitive benefits to Arizona but believes that certain provisions of the Rules are deficient. In February 1997, a lawsuit was filed by the Company to protect its legal rights regarding the Rules.

The Arizona legislature has appointed a joint legislative committee to study electric utility industry restructuring issues and report back to them by the end of 1997. The Company believes that legislation will ultimately be required before significant implementation of retail electric competition can lawfully occur.

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

Several electric utility reform bills have been introduced during the recent congressional session, which as currently written, would allow consumers to choose their electric supplier by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

Regulatory Accounting The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $1.0 billion at June 30, 1997. In accordance with the 1996 regulatory agreement (see below), the ACC accelerated the amortization of substantially all of the Company's regulatory assets over an eight-year period. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, the Company would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations, which could have a material impact on the Company's financial statements.

1996 Regulatory Agreement

In April 1996, the ACC approved a regulatory agreement between the Company and the ACC Staff. The major provisions of this agreement are:

o An annual retail price reduction of approximately $48.5 million ($29 million after income taxes), or 3.4% on average for all customers except certain contract customers, effective July 1, 1996.

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

Pursuant to the price reduction formula, in May 1997, the ACC approved a retail price reduction of approximately $17.6 million annually ($11 million after income taxes), or 1.2%, effective July 1, 1997.

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

8. The Financial Accounting Standards Board recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the common stock equity section of the balance sheet and is not expected to have a material effect on the Company's financial statements. The "Disclosures about Segments of an Enterprise and Related Information" standard is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

                         ARIZONA PUBLIC SERVICE COMPANY


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

Operating Results
-----------------

         The following table summarizes the Company's revenues and earnings for the three-month, six-month and twelve-month periods ended June 30, 1997 and 1996:

                              Periods ended June 30
                             (Thousands of Dollars)

                     Three Months               Six Months              Twelve Months
               -----------------------   -----------------------   -----------------------
                  1997         1996         1997         1996         1997         1996
               ----------   ----------   ----------   ----------   ----------   ----------
Operating
revenues       $  458,751   $  426,658   $  837,772   $  771,919   $1,784,125   $1,669,725

Earnings for
common stock   $   66,298   $   66,114   $   91,317   $  107,243   $  210,453   $  245,978

         Operating  Results -  Three-month  period ended June 30, 1997  compared
         -----------------------------------------------------------------------
         with three-month period ended June 30, 1996
         -------------------------------------------

         Earnings were flat in the three-month comparison as strong customer growth, cost savings, and increased sales due to weather offset the effects of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Financial Statements).

         In the three-month comparison, the regulatory agreement, which became effective July 1, 1996, resulted in $29 million (before income taxes) of accelerated regulatory asset amortization and a retail price reduction which reduced pretax revenues by $13 million.

         Results were favorably impacted by increased operating revenues (net of related fuel expenses), lower operations and maintenance expenses, and a decrease in other taxes. Operating revenues increased $32 million primarily due to a $24 million increase in sales for resale, $15 million from retail customer growth, and $6 million attributable to weather effects, partially offset by the 1996 retail price reduction impact of $13 million. Sales for resale are sales of electricity at wholesale to other electric utilities, power marketers, or public authorities for resale to their customers. The increase in sales for resale was a result of increased activity in competitive bulk power markets and was accompanied by significant increases in related purchased power.

These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. Operation and maintenance expenses were lower by $11 million primarily due to the timing of nuclear refueling, charges for employee incentive plans in 1996, and savings from a 1996 voluntary severance program. Other taxes decreased $5 million primarily due to a 1996 change in property tax law. The impact of this tax law change for the first half of 1996 was recorded in the third quarter of 1996.

         Operating  Results - Six-month period ended June 30, 1997 compared with
         -----------------------------------------------------------------------
         six-month period ended June 30, 1996
         ------------------------------------

         Earnings decreased in the six-month comparison due to the effects of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Financial Statements). These effects were partially offset by customer growth, cost savings, and increased sales due to weather.

         In the six-month comparison, the regulatory agreement, which became effective July 1, 1996, resulted in $59 million (before income taxes) of accelerated regulatory asset amortization and a retail price reduction which reduced pretax revenues by $24 million.

         Partially offsetting these negative factors were increased operating revenues (net of related fuel expenses), lower operations and maintenance expenses, a decrease in other taxes, and lower interest expense. Operating revenues increased $66 million primarily due to a $46 million increase in sales for resale, $32 million of retail customer growth and higher usage, and $9 million attributable to weather effects, partially offset by the $24 million impact of the retail price reduction. Sales for resale are sales of electricity at wholesale to other electric utilities, power marketers, or public authorities for resale to their customers. The increase in sales for resale was a result of increased activity in competitive bulk power markets and was accompanied by significant increases in related purchased power. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. Operations and maintenance expenses were $11 million lower primarily due to improved nuclear operations, charges for employee incentive plans in 1996, and savings from a 1996 voluntary severance program. Other taxes decreased $10 million primarily due to a 1996 change in property tax law. The impact of this tax law change for the first half of 1996 was recorded in the third quarter of 1996. Interest expense decreased $6 million due to lower average interest rates and lower amounts of debt outstanding.

         Operating  Results -  Twelve-month  period ended June 30, 1997 compared
         -----------------------------------------------------------------------
         with twelve-month period ended June 30, 1996
         --------------------------------------------

         Earnings decreased in the twelve-month comparison ended June 30, 1997 due to the effects of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Financial Statements), a $32 million pretax charge in the fourth quarter of 1996 for a voluntary severance program, and an increase in fuel expenses. These effects were partially offset by strong customer growth, cost savings, increased sales due to weather, and the recognition of $8 million of income tax benefits associated with capital loss carryforwards. The twelve-month comparison was also positively impacted by $21 million of pretax asset write-downs in the twelve months ended June 30, 1996.

         In the twelve-month comparison, the regulatory agreement, which became effective July 1, 1996, resulted in $119 million of accelerated regulatory asset amortization and a retail price reduction which reduced revenues by $54 million. Fuel expenses increased $86 million primarily due to increased retail and wholesale sales volumes and a less favorable mix of generation and purchased power, particularly during a regional power outage in August 1996.

         Operating revenues increased $114 million primarily due to $72 million of customer growth and higher usage, a $61 million increase in sales for resale, and $26 million attributable to weather effects, partially offset by the $54 million impact of the retail price reduction. Sales for resale are sales of electricity at wholesale to other electric utilities, power marketers, or public authorities for resale to their customers. The increase in sales for resale was accompanied by significant increases in related purchased power and was a result of increased activity in competitive bulk power markets. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. Other taxes decreased $29 million primarily due to a 1996 change in property tax law. The impact of this tax law change for the first half of 1996 was recorded in the third quarter of 1996. Interest expense decreased $12 million due to lower average interest rates and lower amounts of debt outstanding.

         Other Income
         ------------

         As part of a 1994 rate settlement agreement with the ACC, the Company accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995, resulting in a decrease in annual income tax expense of approximately $21 million.

Liquidity and Capital Resources
-------------------------------

         For the six months ended June 30, 1997, the Company incurred approximately $146 million in capital expenditures, which is approximately 49% of the most recently estimated 1997 capital expenditures. The Company estimates total capital expenditures for the years 1997, 1998, and 1999 to be approximately $296 million, $290 million, and $265 million, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

         Required and optional redemptions of preferred stock and repayment of long-term debt, including premiums thereon, and payments for a capitalized lease obligation are expected to total approximately $268 million, $114 million, and $114 million for the years 1997, 1998, and 1999, respectively. During the six months ended June 30, 1997, the Company redeemed approximately $219 million of its long-term debt and approximately $46 million of its preferred stock with funds from internal cash from operations and long- and short-term debt. The Company's cash flow from operations is cyclical, with the highest cash flows generated in the summer. As a result, the Company expects to pay down a significant portion of its short-term debt balance in the third quarter of the year using cash flow from operations. As a result of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Financial Statements), Pinnacle West invested $50 million in the Company in 1996 and will invest similar amounts annually in 1997 through 1999.

         During the six months ended June 30, 1997, the Company incurred $50 million of long-term debt under a revolving credit agreement and issued $50 million of its senior notes. Simultaneously with the issuance of the senior notes, the Company issued $50 million of its first mortgage bonds ("senior note mortgage bonds") to the senior note trustee as collateral for the senior notes. The senior note mortgage bonds have the same interest rate, interest payment dates, maturity, and redemption provisions as the senior notes. The Company's payments of principal, premium, and/or interest on the senior notes satisfy the Company's corresponding payment obligation on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank pari passu with the first mortgage bonds. On the date that the Company has repaid all of its first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.

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

         Rate Matters
         ------------

         See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of a price reduction, which became effective on July 1, 1997.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4.      Submission of Matters to a Vote of Security Holders
----------------------------------------------------------------

        At the Annual Meeting of Shareholders held on May 20, 1997, the shareholders elected all of the directors of the Company, each of whom will serve for the ensuing year or until his or her successor is elected or qualified, as follows:

                                                                  Votes
                                                                 Against                                  Broker
                                              Votes                and                                     Non-
              Director                         For               Withheld            Abstentions          Votes
              --------                         ---               --------            -----------          -----
O. Mark De Michele                           74,907,283          13,512                  N/A                N/A
Martha O. Hesse                              74,907,283          13,512                  N/A                N/A
Marianne M. Jennings                         74,901,258          18,990                  N/A                N/A
Robert G. Matlock                            74,907,190          13,597                  N/A                N/A
John R. Norton III                           74,905,953          14,722                  N/A                N/A
William J. Post                              74,907,080          13,697                  N/A                N/A
Donald M. Riley                              74,906,378          14,335                  N/A                N/A
George A. Schreiber, Jr.                     74,907,300          13,497                  N/A                N/A
Richard Snell                                74,906,761          13,987                  N/A                N/A
Dianne C. Walker                             74,903,666          16,801                  N/A                N/A
Ben F. Williams, Jr.                         74,906,035          14,647                  N/A                N/A

ITEM 5.      Other Information
------------------------------

Environmental Matters
---------------------

        EPA Environmental Regulation
        ----------------------------

        Air Quality Standards. In July 1997 the EPA proposed regulations on regional haze. See "Environmental Matters - EPA Environmental Regulation - Air Quality Standards" in Part I, Item 1 of the 1996 10-K. The proposal would require states to submit plans to meet "presumptive reasonable progress targets" for achieving perceptible improvements in visibility conditions in Federal Class I areas (e.g., national parks) every 10-15 years. The proposal also calls for states to conduct three year "best available retrofit technology" ("BART") review on point sources which became operational between 1962 and 1977 and which may normally be anticipated to contribute to regional haze visibility impairment. Because the actual level of emissions controls, if any, for any unit cannot be determined at this time, the Company currently cannot estimate the capital expenditures, if any, which would result from the final rules.

        Also in July 1997 EPA promulgated final National Ambient Air Quality Standards for ozone and particulate matter. See "Environmental Matters - EPA Environmental

Regulation - Air Quality Standards" in Part I, Item 1 of the 1996 10-K. Pursuant to the rules, the ozone standard is more stringent and a new ambient standard for very fine particles has been established. The Company does not currently expect these rules to have a material adverse effect on its financial position or results of operations.

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

         Competition and Electric Industry Restructuring
         -----------------------------------------------

         See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of competition and the Rules regarding the introduction of retail electric competition in Arizona. On February 28, 1997, a lawsuit was filed by the Company to protect its legal rights regarding the Rules and in its complaint the Company asked the Court for (i) a judgment vacating the retail electric competition rules, (ii) a declaratory judgment that the rules are unlawful because, among other things, they were entered into without proper legal authorization, and (iii) a permanent injunction barring the ACC from enforcing or implementing the rules and from promulgating any other regulations without lawful authority.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

Exhibit No.       Description
-----------------------------

27.1              Financial Data Schedule

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

Exhibit No.     Description                        Originally Filed as Exhibit:      File No. a    Date Effective
-----------     -----------                        ----------------------------      ---------     --------------
  3.1           Bylaws, amended as of              3.1 to 1995 Form 10-K             1-4473            3-29-96
                February 20, 1996                  Report

  3.2           Resolution of Board of             3.2 to 1994 Form 10-K             1-4473            3-30-95
                Directors temporarily              Report
                suspending Bylaws in part

  3.3           Articles of Incorporation,         4.2 to Form S-3                   1-4473            9-29-93
                restated as of May 25, 1988        Registration Nos.
                                                   33-33910 and 33-55248 by
                                                   means of September 24,
                                                   1993 Form 8-K Report

  3.4           Certificates pursuant to           4.3 to Form S-3                   1-4473            9-29-93
                Sections 10-152.01 and             Registration Nos.
                10-016, Arizona Revised            33-33910 and 33-55248 by
                Statutes, establishing Series A    means of September 24,
                through V of the Company's         1993 Form 8-K Report
                Serial Preferred Stock

  3.5           Certificate pursuant to            4.4 to Form S-3                   1-4473            9-29-93
                Section 10-016, Arizona            Registration Nos.
                Revised Statutes, establishing     33-33910 and 33-55248 by
                Series W of the Company's          means of September 24,
                Serial Preferred Stock             1993 Form 8-K Report

         (b)  Reports on Form 8-K

         During the quarter ended June 30, 1997, and the period from July 1 through August 12, 1997, the Company filed the following report on Form 8-K:

         Report dated April 7, 1997 comprised of Exhibits to its Registration Statements on Form S-3 (No. 33-55473, 33-64455 and 333-15379) relating to the Company's offering of $50 million of its Senior Notes.

------------------------
a Reports filed under File No. 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

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




                                             ARIZONA PUBLIC SERVICE COMPANY
                                                      (Registrant)





Dated: August 12, 1997                  By: George A. Schreiber, Jr.
                                           -------------------------------------
                                           George A. Schreiber, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Officer Duly Authorized to
                                           sign this Report)