Form 10-Q
period 1997-09-30
ARIZONA PUBLIC SERVICE CO
filed 1997-11-12
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                               -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number    1-4473
                       ------------

                         ARIZONA PUBLIC SERVICE COMPANY
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arizona                                               86-0011170
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona         85072-3999
--------------------------------------------------------     -------------------
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:            (602) 250-1000

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

               Number of shares of common stock, $2.50 par value, outstanding as of November 12, 1997: 71,264,947

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

SFAS No. 131 - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                Three Months
                                                             Ended September 30,
                                                          -------------------------
                                                             1997            1996
                                                          ---------       ---------
                                                            (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ........................      $ 632,821       $ 566,899
                                                          ---------       ---------

FUEL EXPENSES:
  Fuel for electric generation .....................         48,379          68,243
  Purchased power ..................................        110,151          39,793
                                                          ---------       ---------
     Total .........................................        158,530         108,036
                                                          ---------       ---------
OPERATING REVENUES LESS FUEL EXPENSES ..............        474,291         458,863
                                                          ---------       ---------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses        110,102         100,386
  Depreciation and amortization ....................         90,874          90,431
  Income taxes .....................................         92,195          90,994
  Other taxes ......................................         30,228          24,745
                                                          ---------       ---------
     Total .........................................        323,399         306,556
                                                          ---------       ---------
OPERATING INCOME ...................................        150,892         152,307
                                                          ---------       ---------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ...................................             --           1,942
  Other - net ......................................            445          (1,988)
  Income taxes .....................................         14,052          14,922
                                                          ---------       ---------
     Total .........................................         14,497          14,876
                                                          ---------       ---------
INCOME BEFORE INTEREST DEDUCTIONS ..................        165,389         167,183
                                                          ---------       ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt .......................         35,699          36,100
  Interest on short-term borrowings ................          2,163           2,597
  Debt discount, premium and expense ...............          1,825           2,023
  Capitalized interest .............................         (3,997)         (2,021)
                                                          ---------       ---------
     Total .........................................         35,690          38,699
                                                          ---------       ---------

NET INCOME .........................................        129,699         128,484
PREFERRED STOCK DIVIDEND REQUIREMENTS ..............          2,984           4,153
                                                          ---------       ---------
EARNINGS FOR COMMON STOCK ..........................      $ 126,715       $ 124,331
                                                          =========       =========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                               Nine Months
                                                           Ended September 30,
                                                      -----------------------------
                                                          1997              1996
                                                      -----------       -----------
                                                          (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ....................      $ 1,470,593       $ 1,338,818
                                                      -----------       -----------

FUEL EXPENSES:
  Fuel for electric generation .................          155,127           167,866
  Purchased power ..............................          188,182            76,197
                                                      -----------       -----------
     Total .....................................          343,309           244,063
                                                      -----------       -----------
OPERATING REVENUES LESS FUEL EXPENSES ..........        1,127,284         1,094,755
                                                      -----------       -----------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses      287,280           288,425
  Depreciation and amortization ................          274,027           207,612
  Income taxes .................................          164,066           172,017
  Other taxes ..................................           89,874            93,894
                                                      -----------       -----------
     Total .....................................          815,247           761,948
                                                      -----------       -----------
OPERATING INCOME ...............................          312,037           332,807
                                                      -----------       -----------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ...............................               --             5,620
  Other - net ..................................           (2,674)           (5,030)
  Income taxes .................................           24,942            30,111
                                                      -----------       -----------
     Total .....................................           22,268            30,701
                                                      -----------       -----------
INCOME BEFORE INTEREST DEDUCTIONS ..............          334,305           363,508
                                                      -----------       -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt ...................          105,390           110,860
  Interest on short-term borrowings ............            7,586             9,396
  Debt discount, premium and expense ...........            5,883             6,144
  Capitalized interest .........................          (12,391)           (7,422)
                                                      -----------       -----------
     Total .....................................          106,468           118,978
                                                      -----------       -----------

NET INCOME .....................................          227,837           244,530
PREFERRED STOCK DIVIDEND REQUIREMENTS ..........            9,805            12,956
                                                      -----------       -----------
EARNINGS FOR COMMON STOCK ......................      $   218,032       $   231,574
                                                      ===========       ===========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                                   Twelve Months
                                                                Ended September 30,
                                                          -----------------------------
                                                              1997              1996
                                                          -----------       -----------
                                                              (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ........................      $ 1,850,047       $ 1,687,542
                                                          -----------       -----------

FUEL EXPENSES:
  Fuel for electric generation .....................          217,654           216,546
  Purchased power ..................................          207,115            87,504
                                                          -----------       -----------
     Total .........................................          424,769           304,050
                                                          -----------       -----------
OPERATING REVENUES LESS FUEL EXPENSES ..............        1,425,278         1,383,492
                                                          -----------       -----------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses          429,569           405,991
  Depreciation and amortization ....................          363,625           267,714
  Income taxes .....................................          170,562           190,065
  Other taxes ......................................          117,084           129,696
                                                          -----------       -----------
     Total .........................................        1,080,840           993,466
                                                          -----------       -----------
OPERATING INCOME ...................................          344,438           390,026
                                                          -----------       -----------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ...................................             (411)            6,957
  Other - net ......................................          (13,188)          (11,200)
  Income taxes .....................................           40,383            37,879
                                                          -----------       -----------
     Total .........................................           26,784            33,636
                                                          -----------       -----------
INCOME BEFORE INTEREST DEDUCTIONS ..................          371,222           423,662
                                                          -----------       -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt .......................          142,196           149,906
  Interest on short-term borrowings ................            8,811            10,607
  Debt discount, premium and expense ...............            7,915             8,684
  Capitalized interest .............................          (14,478)          (10,006)
                                                          -----------       -----------
     Total .........................................          144,444           159,191
                                                          -----------       -----------

NET INCOME .........................................          226,778           264,471
PREFERRED STOCK DIVIDEND REQUIREMENTS ..............           13,941            17,732
                                                          -----------       -----------
EARNINGS FOR COMMON STOCK ..........................      $   212,837       $   246,739
                                                          ===========       ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                   (Unaudited)

                                                      September 30,        December 31,
                                                           1997                1996
                                                      -------------        ------------

                                                            (Thousands of Dollars)
UTILITY PLANT:
Electric plant in service and held for future use      $ 6,930,706         $ 6,803,211
Less accumulated depreciation and amortization ..        2,616,756           2,426,143
                                                       -----------         -----------
   Total ........................................        4,313,950           4,377,068
Construction work in progress ...................          299,166             226,935
Nuclear fuel, net of amortization ...............           59,268              51,137
                                                       -----------         -----------
   Utility plant - net ..........................        4,672,384           4,655,140
                                                       -----------         -----------

INVESTMENTS AND OTHER ASSETS: ...................          156,099             113,666
                                                       -----------         -----------

CURRENT ASSETS:
Cash and cash equivalents .......................           34,376              12,521
Accounts receivable:
   Service customers ............................          189,713             111,715
   Other ........................................           56,823              49,898
   Allowance for doubtful accounts ..............           (1,839)             (1,685)
Accrued utility revenues ........................           82,067              55,470
Materials and supplies, at average cost .........           74,583              74,120
Fossil fuel, at average cost ....................           11,388              13,928
Deferred income taxes ...........................            8,459               8,424
Other ...........................................           27,308              22,767
                                                       -----------         -----------
   Total current assets .........................          482,878             347,158
                                                       -----------         -----------

DEFERRED DEBITS:
Regulatory asset for income taxes ...............          471,653             516,722
Rate synchronization cost deferral ..............          372,674             414,082
Unamortized costs of reacquired debt ............           65,866              69,554
Unamortized debt issue costs ....................           15,394              16,692
Other ...........................................          258,043             290,208
                                                       -----------         -----------
   Total deferred debits ........................        1,183,630           1,307,258
                                                       -----------         -----------

   TOTAL ........................................      $ 6,494,991         $ 6,423,222
                                                       ===========         ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   LIABILITIES
                                   (Unaudited)

                                                       September 30,     December 31,
                                                           1997              1996
                                                       -------------     ------------

                                                           (Thousands of Dollars)
CAPITALIZATION:
Common stock .....................................      $  178,162        $  178,162
Premiums and expenses - net ......................       1,092,182         1,091,122
Retained earnings ................................         550,641           460,106
                                                        ----------        ----------
   Common stock equity ...........................       1,820,985         1,729,390
Non-redeemable preferred stock ...................         142,927           165,673
Redeemable preferred stock .......................          29,110            53,000
Long-term debt less current maturities ...........       1,970,262         2,029,482
                                                        ----------        ----------
   Total capitalization ..........................       3,963,284         3,977,545
                                                        ----------        ----------

CURRENT LIABILITIES:
Commercial paper .................................         117,750            16,900
Current maturities of long-term debt .............         103,921           153,780
Accounts payable .................................         187,806           174,394
Accrued taxes ....................................         179,542            86,327
Accrued interest .................................          25,836            39,115
Customer deposits ................................          30,451            32,137
Other ............................................          34,659            21,150
                                                        ----------        ----------
   Total current liabilities .....................         679,965           523,803
                                                        ----------        ----------

DEFERRED CREDITS AND OTHER:
Deferred income taxes ............................       1,347,937         1,414,242
Deferred investment tax credit ...................          63,632            87,723
Unamortized gain - sale of utility plant .........          83,507            86,939
Customer advances for construction ...............          28,651            24,044
Other ............................................         328,015           308,926
                                                        ----------        ----------
   Total deferred credits and other ..............       1,851,742         1,921,874
                                                        ----------        ----------

COMMITMENTS AND CONTINGENCIES  (Notes 5, 6, and 7)

   TOTAL .........................................      $6,494,991        $6,423,222
                                                        ==========        ==========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)

                                                                 Nine Months
                                                             Ended September 30,
                                                          -------------------------
                                                             1997            1996
                                                          ---------       ---------
                                                            (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income .......................................      $ 227,837       $ 244,530
  Items not requiring cash:
    Depreciation and amortization ..................        274,027         207,612
    Nuclear fuel amortization ......................         24,077          25,166
    AFUDC - equity .................................             --          (5,620)
    Deferred income taxes - net ....................        (58,675)          2,768
    Deferred investment tax credit - net ...........        (24,091)        (25,328)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ......................        (84,769)        (35,443)
    Accrued utility revenues .......................        (26,597)        (20,489)
    Materials, supplies and fossil fuel ............          2,077           8,934
    Other current assets ...........................         (4,541)          1,707
    Accounts payable ...............................         23,270          13,340
    Accrued taxes ..................................         93,215          87,545
    Accrued interest ...............................        (13,279)        (15,930)
    Other current liabilities ......................         12,171          17,277
  Other - net ......................................         57,212          12,515
                                                          ---------       ---------
Net cash flow provided by operating activities .....        501,934         518,584
                                                          ---------       ---------
Cash Flows from Investing Activities:
  Capital expenditures .............................       (229,608)       (196,641)
  Sale of property .................................            667           3,008
  Capitalized interest .............................        (12,391)         (7,422)
  Other ............................................        (42,433)        (16,699)
                                                          ---------       ---------
      Net cash flow used for investing activities ..       (283,765)       (217,754)
                                                          ---------       ---------

Cash Flows from Financing Activities:
  Long-term debt ...................................        109,906         100,000
  Short-term borrowings - net ......................        100,850         (43,300)
  Dividends paid on common stock ...................       (127,500)       (127,500)
  Dividends paid on preferred stock ................        (10,334)        (13,456)
  Repayment of preferred stock .....................        (46,511)        (46,083)
  Repayment and reacquisition of long-term debt ....       (222,725)       (171,065)
                                                          ---------       ---------
      Net cash flow used for financing activities ..       (196,314)       (301,404)
                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents         21,855            (574)
Cash and cash equivalents at beginning of period ...         12,521          18,389
                                                          ---------       ---------
Cash and cash equivalents at end of period .........      $  34,376       $  17,815
                                                          =========       =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ......      $ 114,070       $ 127,492
    Income taxes ...................................      $ 161,228       $ 102,144

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997, the results of operations for the three months, nine months and twelve months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1996 10-K.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the nine months ended September 30, 1997.

5. Regulatory Matters

Electric Industry Restructuring

State The ACC has been conducting an ongoing investigation into the restructuring of the Arizona electric industry. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition. The ACC has ordered that numerous issues, including reliability, stranded cost measurement and recovery, the phase-in process, bundled, unbundled and metering services, and Independent System Operator and spot market development, as well as legal issues, will require additional consideration and will be addressed through workshops and working groups which will issue recommendations to the ACC. Some of the working group reports have recently been issued and the balance are scheduled to be issued by year end. These issued reports recommend that further ACC consideration of the Rules is necessary prior to implementation of retail electric competition. Some parties that participated in the working groups also indicated that state legislation and possibly amendments to the Arizona Constitution may be necessary. The Rules include the following major provisions:

* The Rules are intended to apply to virtually all of the Arizona electric utilities regulated by the ACC, including the Company.

* Each affected utility would be required to make available at least 20 percent of its 1995 system retail peak demand for competitive generation supply to all customer classes not later than January 1, 1999; at least 50 percent not later than January 1, 2001; and all of its retail demand not later than January 1, 2003.

* Electric service providers that obtain Certificates of Convenience and Necessity (CC&N) from the ACC would be allowed to supply, market, and/or broker specified electric services at retail. These services would include electric generation but exclude electric transmission and distribution.

* On or before December 31, 1997, each affected utility is required to file with the ACC proposed tariffs for bundled service, if different than current tariffs, and unbundled service. Bundled service means electric service elements (i.e., generation, transmission, distribution, and ancillary services) provided as a package to consumers within an affected utility's current service area. Unbundled service means electric service elements provided and priced separately.

* The Rules indicate that the ACC will allow recovery of unmitigated stranded costs. Stranded costs are the costs of generating plants, other assets and contract commitments that were prudently incurred to serve power customers that could go unrecovered if these customers are allowed to use open access to move to another supplier. Each affected utility would be required to file with the ACC estimates of unmitigated stranded costs. The ACC would then, after hearing and consideration of various factors, determine the magnitude of stranded cost and appropriate stranded cost recovery mechanisms and charges.

The Arizona legislature has appointed a joint legislative committee to study electric utility industry restructuring issues and report back to it by the end of 1997. Arizona legislative counsel recently prepared a memorandum related to the legal authority of the ACC to deregulate the Arizona electric utility industry. This memorandum raises a question as to the degree to which the ACC may deregulate any portion of the electric utility industry under the Arizona Constitution. The Company continues to believe that state legislation will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona. The Company cannot accurately predict the impact, if any, of the regulatory and legislative activities and of possible amendments to the Arizona Constitution (which amendments would require a vote of the people) on the timing or manner of implementation of retail electric competition in Arizona.

The Company continues to focus on working with the ACC and the Arizona legislature to bring competitive benefits to Arizona but believes that certain provisions of the Rules are deficient. In February 1997, a lawsuit was filed by the Company to protect its legal rights regarding the Rules.

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

Several electric utility reform bills have been introduced during recent congressional sessions, which as currently written, would allow consumers to choose their electricity suppliers by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

Regulatory Accounting The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $1.0 billion at September 30, 1997. In accordance with the 1996 regulatory agreement (see below), the ACC accelerated the amortization of substantially all of the Company's regulatory assets over an eight-year period beginning July 1, 1996. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, the Company would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations, which could have a material impact on the Company's financial statements.

1996 Regulatory Agreement

In April 1996, the ACC approved a regulatory agreement between the Company and the ACC Staff. The major provisions of this agreement are:

* An annual retail price reduction of approximately $48.5 million ($29 million after income taxes), or 3.4% on average for all customers except certain contract customers, effective July 1, 1996.

* Recovery of substantially all of the Company's present regulatory assets through accelerated amortization over an eight-year period beginning July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes).

*    A  formula  for  sharing   future  cost  savings   between   customers  and
     shareholders (price reduction formula) referencing a return on equity (as defined) of 11.25%.

* A moratorium on filing for permanent rate changes prior to July 2, 1999, except under the price reduction formula and under certain other limited circumstances.

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

                         ARIZONA PUBLIC SERVICE COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

Operating Results
-----------------

        The following table summarizes the Company's revenues and earnings for the three-month, nine-month and twelve-month periods ended September 30, 1997 and 1996:

                                        Periods ended September 30
                                          (Thousands of Dollars)

                     Three Months              Nine Months              Twelve Months
               -----------------------   -----------------------   -----------------------
                   1997         1996         1997         1996         1997         1996
               -----------------------   -----------------------   -----------------------
Operating
Revenues       $  632,821   $  566,899   $1,470,593   $1,338,818   $1,850,047   $1,687,542

Earnings for
Common stock   $  126,715   $  124,331   $  218,032   $  231,574   $  212,837   $  246,739

         Operating  Results  -  Three-month  period  ended  September  30,  1997
         -----------------------------------------------------------------------
         compared with three-month period ended September 30, 1996
         ---------------------------------------------------------

         Earnings increased slightly in the three-month comparison as the impacts of two settlements related to coal and gas used for electric generation and strong customer growth offset the effects of higher operating costs, milder weather, and a rate reduction which became effective July 1, 1997 (see Note 5 of Notes to Condensed Financial Statements).

         The fuel-related settlements contributed to earnings approximately $21 million before income taxes and were reflected on the income statement as reductions in fuel expense and as other income. Approximately $16 million of these settlements related to prior years.

         Operating revenues increased $66 million primarily due to a $67 million increase in sales for resale and $18 million from retail customer growth and higher usage, partially offset by an $11 million decrease attributable to weather effects and the 1997 retail price reduction impact of $6 million. Sales for resale are sales of electricity at wholesale to other electric utilities, power marketers, or public authorities for resale to their customers. The increase in sales for resale was a result of increased activity in competitive bulk power markets and was accompanied by significant increases in related purchased power. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices.

         Operation and maintenance expenses increased $10 million primarily due to the timing of charges for employee incentive plans, nuclear refueling outages, and other expenses, partially offset by the cost savings from a 1996 voluntary severance program. Other taxes increased $5 million primarily due to an adjustment in the third quarter of 1996 to reflect the impacts of a tax law change on the first half of 1996.

         Operating Results - Nine-month period ended September 30, 1997 compared
         -----------------------------------------------------------------------
         with nine-month period ended September 30, 1996
         -----------------------------------------------

         Earnings decreased in the nine-month comparison due to the effects of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Financial Statements). These effects were partially offset by customer growth, two settlements related to coal and gas used for electric generation, and lower financing costs.

         In the nine-month comparison, the regulatory agreement, which became effective July 1, 1996, resulted in $58 million (before income taxes) of accelerated regulatory asset amortization and retail price reductions which reduced pretax revenues by $30 million.

         Operating revenues increased $132 million primarily due to a $113 million increase in sales for resale and $53 million of retail customer growth and higher usage, partially offset by the $30 million impact of the retail price reductions. Sales for resale are sales of electricity at wholesale to other electric utilities, power marketers, or public authorities for resale to their customers. The increase in sales for resale was a result of increased activity in competitive bulk power markets and was accompanied by significant increases in related purchased power. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. The fuel-related settlements contributed to earnings approximately $21 million before income taxes and were reflected on the income statement as reductions in fuel expense and as other income. Approximately $16 million of these settlements related to prior years. Financing costs decreased $10 million due to lower amounts of debt and preferred stock outstanding and lower average interest rates.

         Operating  Results -  Twelve-month  period  ended  September  30,  1997
         -----------------------------------------------------------------------
         compared with twelve-month period ended September 30, 1996
         ----------------------------------------------------------

         Earnings decreased in the twelve-month comparison ended September 30, 1997 due to the effects of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Financial Statements), a $32 million pretax charge in the fourth quarter of 1996 for a voluntary severance program, and an increase in fuel expenses. These effects were partially offset by strong customer growth, property tax and financing cost savings, two settlements related to coal and gas used for electric generation, and $6 million related to the recognition of income tax benefits associated with capital loss carryforwards.

The twelve-month comparison was also positively impacted by $8 million of pretax asset write-downs in the twelve months ended September 30, 1996.

         In the twelve-month comparison, the regulatory agreement, which became effective July 1, 1996, resulted in $88 million of accelerated regulatory asset amortization and retail price reductions which reduced revenues by $42 million. Fuel expenses increased $121 million primarily due to increased retail and wholesale sales volumes, partially offset by the effects of the fuel-related settlements. These settlements contributed to earnings approximately $21 million before income taxes and were reflected on the income statement as reductions in fuel expense and as other income. Approximately $16 million of these settlements related to prior years.

         Operating revenues increased $163 million primarily due to a $125 million increase in sales for resale and $77 million of customer growth and higher usage, partially offset by the $42 million impact of the retail price reduction. Sales for resale are sales of electricity at wholesale to other electric utilities, power marketers, or public authorities for resale to their customers. The increase in sales for resale was accompanied by significant increases in related purchased power and was a result of increased activity in competitive bulk power markets. These bulk power activities did not result in a significant variance in earnings due to market pressures on prices. Other taxes decreased $13 million primarily due to a 1996 change in property tax law and adjustments to property tax estimates to reflect the actual amounts billed. Financing costs decreased $13 million due to lower amounts of debt and preferred stock outstanding and lower average interest rates.

         Other Income
         ------------

         As part of a 1994 rate settlement agreement with the ACC, the Company accelerated amortization of substantially all deferred ITCs over a five-year period beginning in 1995, resulting in a decrease in annual income tax expense of approximately $21 million.

Liquidity and Capital Resources
-------------------------------

         For the nine months ended September 30, 1997, the Company incurred approximately $221 million in capital expenditures, which is approximately 75% of the most recently estimated 1997 capital expenditures. The Company estimates total capital expenditures for the years 1997, 1998, and 1999 to be approximately $296 million, $290 million, and $265 million, respectively. These amounts include about $30 million each year for nuclear fuel expenditures.

         Required and optional redemptions of preferred stock and repayment of long-term debt, including premiums thereon, and payments for a capitalized lease obligation are expected to total approximately $272 million, $114 million, and $114 million for the years 1997, 1998, and 1999, respectively. During the nine months ended September 30, 1997, the Company redeemed approximately $223 million of its long-term debt and approximately $47 million of its preferred stock with funds from internal cash from operations and long-term and short-term debt. As a result of the 1996 regulatory agreement (see Note 5 of Notes to Condensed Financial Statements), Pinnacle West invested $50 million in the Company in 1996 and will invest similar amounts annually in 1997 through 1999.

         During the nine months ended September 30, 1997, the Company incurred $60 million of long-term debt under credit agreements and issued $50 million of its senior notes. Simultaneously with the issuance of the senior notes, the Company issued $50 million of its first mortgage bonds ("senior note mortgage bonds") to the senior note trustee as collateral for the senior notes. The senior note mortgage bonds have the same interest rate, interest payment dates, maturity, and redemption provisions as the senior notes. The Company's payments of principal, premium, and/or interest on the senior notes satisfy the Company's corresponding payment obligation on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank pari passu with the first mortgage bonds. On the date that the Company has repaid all of its first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5.  Other Information
--------------------------

Plant Sites Leased from Navajo Nation
-------------------------------------

        In September 1997, a settlement agreement was finalized between the Company, the coal supplier to Four Corners and the Navajo Nation which settled certain issues in the Four Corners lease regarding the obligation of the fuel supplier to pay taxes prior to the expiration of tax waivers in 2001. See "Properties - Plant Sites Leased from the Navajo Nation" in Part I, Item 2 of the 1996 10-K. Pursuant to the agreement, the Company recognized approximately $14 million of pretax earnings related to a refund of possessory interest taxes paid by the fuel supplier. The parties also agreed to renegotiate their business relationship before 2001 in an effort to permit the electricity generated at Four Corners to be priced competitively. The Company cannot currently predict the outcome of this matter.

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

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

Exhibit No.       Description
-----------       -----------

10.1              Arizona Public Service Company Director Equity Plan

10.2              Letter Agreement between the Company and William L. Stewart

27.1              Financial Data Schedule

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(a)   Date Effective
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

         (b)  Reports on Form 8-K

         During the quarter ended September 30, 1997, and the period from October 1 through November 12, 1997, the Company filed no reports on Form 8-K.

---------------------------
(a) Reports filed under File No. 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

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




                                         ARIZONA PUBLIC SERVICE COMPANY
                                                  (Registrant)





Dated:  November 12, 1997               By:George A. Schreiber, Jr.
                                           ---------------------------------
                                           George A. Schreiber, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Officer Duly Authorized to
                                           sign this Report)