Form 10-K405
period 1997-12-31
ARIZONA PUBLIC SERVICE CO
filed 1998-03-30
CIK 7286

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K
         (Mark One)
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______ to ______
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


--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b)
of the Act:
                                                        Name of each exchange on
       Title of each class                                  which registered
--------------------------------------------------------------------------------
Adjustable Rate Cumulative Preferred Stock,
     Series Q, $100 Par Value ..........................New York Stock Exchange

$1.8125 Cumulative Preferred Stock,
     Series W, $25 Par Value ...........................New York Stock Exchange

10% Junior Subordinated Deferrable Interest
     Debentures, Series A, Due 2025 ....................New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                           Cumulative Preferred Stock
                                (Title of class)
             (See Note 4 of Notes to Financial Statements in Item 8
       for dividend rates, series designations (if any), and par values)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                                          Aggregate Market Value
                                                         of Voting Stock Held by
                                                          Non-affiliates of the
   Title of Each Class         Shares Outstanding           registrant as of
     of Voting Stock          as of March 11, 1998           March 11, 1998
--------------------------------------------------------------------------------
Cumulative Preferred Stock ........ 3,518,051                $147,000,000(a)
--------------------------------------------------------------------------------
(a) Computed, with respect to shares listed on the New York Stock Exchange, by reference to the closing price on the composite tape on March 11, 1998, as reported by The Wall Street Journal, and with respect to non-listed shares, by determining the yield on listed shares and assuming a market value for non-listed shares which would result in that same yield.

     As of March 11, 1998, there were issued and outstanding 71,264,947 shares of the registrant's common stock, $2.50 par value, all of which were held beneficially and of record by Pinnacle West Capital Corporation.

                       Documents Incorporated by Reference
     Portions of the registrant's definitive proxy statement relating to its annual meeting of shareholders to be held on May 19, 1998, are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
GLOSSARY............................................................................................     1

PART I
     Item 1.  Business...............................................................................    3
     Item 2.  Properties.............................................................................   12
     Item 3.  Legal Proceedings......................................................................   15
     Item 4.  Submission of Matters to a Vote of Security Holders....................................   15
     Supplemental Item.
              Executive Officers of the Registrant...................................................   16

PART II
     Item 5.  Market for Registrant's Common Stock and Related Security Holder Matters...............   17
     Item 6.  Selected Financial Data................................................................   18
     Item 7.  Financial Review.......................................................................   19
     Item 8.  Financial Statements and Supplementary Data............................................   24
     Item 9.  Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure...............................................................   50

PART III
     Item 10. Directors and Executive Officers of the Registrant.....................................   50
     Item 11. Executive Compensation.................................................................   50
     Item 12. Security Ownership of Certain Beneficial Owners and Management.........................   50
     Item 13. Certain Relationships and Related Transactions.........................................   50

PART IV
     Item 14. Exhibits, Financial Statements, Financial Statement Schedules,
              and Reports on Form 8-K................................................................   51

SIGNATURES...........................................................................................   71

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

Cholla 4 --- Unit 4 of the Cholla Power Plant

Company --- Arizona Public Service Company

CUC --- Citizens Utilities Company

DOE --- United States Department of Energy

EITF --- Emerging Issues Task Force

EITF 97-4 --- Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity --- Issues Related to the Applications of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises --- Accounting for the Discontinuation of Application of FASB Statement No. 71"

Energy Act --- National Energy Policy Act of 1992

EPA --- United States Environmental Protection Agency

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

SEC --- Securities and Exchange Commission

SFAS  No.  34  ---   Statement  of  Financial   Accounting   Standards  No.  34,
"Capitalization of Interest Cost"

SFAS No. 71 --- Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS  No.  123  ---  Statement  of  Financial   Accounting  Standards  No.  123,
"Accounting for Stock-Based Compensation"

SFAS No. 130 --- Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SFAS  No.  131  ---  Statement  of  Financial   Accounting  Standards  No.  131,
"Disclosures about Segments of an Enterprise and Related Information"

SFAS  No.  132  ---  Statement  of  Financial   Accounting  Standards  No.  132,
"Employers' Disclosures about Pensions and Other Postretirement Benefits"

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

     The Company is Arizona's largest electric utility, with 767,000 customers, and provides wholesale or retail electric service to the entire state of Arizona with the exception of Tucson and about one-half of the Phoenix area. During 1997, no single purchaser or user of energy accounted for more than 2% of total electric revenues. At December 31, 1997, the Company employed 5,981 people, which includes employees assigned to joint projects where the Company is project manager.

     This document contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax and environmental legislation; the ability of the Company to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; and technological developments in the electric industry. See "Competition" in this Item for a discussion of some of these factors.

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

     ACC Rules Regarding Arizona Electric Industry Restructuring. The ACC Staff has been conducting an ongoing investigation into the restructuring of the Arizona electric industry. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona in phases from 1999 to 2003. The ACC ordered in the rules that numerous issues require additional consideration prior to the implementation of retail electric competition in Arizona. During 1997, the ACC held workshops to gather input from various constituencies with respect to those issues.

     The rules indicate that the ACC will allow recovery of unmitigated stranded costs, but do not set forth the mechanisms for determining and recovering such costs. In February 1998, the ACC completed a formal, generic hearing on stranded cost determination and recovery. Based on various assumptions, estimates and methodologies, the Company currently estimates that its stranded costs to be recovered (excluding regulatory assets which have already been addressed by the ACC) will be less than $500 million. The Company is seeking full recovery of stranded costs during a transition period proposed to go through 2006. Decisions by the ACC have not yet been made with respect to this issue.

     An Arizona joint legislative committee studied electric utility industry restructuring issues in 1996 and 1997. In conjunction with that study, Arizona legislative counsel prepared memoranda in late 1997 related to the legal authority of the ACC to deregulate the Arizona electric utility industry. The memoranda raise a question as to the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces. In February 1998, a bill was introduced in the Arizona legislature to facilitate implementation of retail electric competition in the state. The bill has progressed through several stages to date. The bill includes, among other things, a proposal that the ACC adopt provisions for public service corporations substantially consistent with some of the bill's provisions for certain government-operated electric utilities. The Company continues to believe that legislation and perhaps amendments to the Arizona Constitution will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona.

     See Note 3 of Notes to Financial Statements for additional information regarding the rules and other regulatory and legal issues relating to the electric industry restructuring.

     Wholesale

     General. The Company competes with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy in the wholesale market. The Company expects that competition to sell capacity will remain vigorous, and that wholesale prices will remain depressed for at least the next several years due to increased competition and surplus capacity in the western United States. The Company's rates for wholesale power sales and transmission services are subject to regulation by the FERC. During 1997, approximately 13% of the Company's electric operating revenues resulted from such sales and charges.

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

     Effective July 9, 1996, a FERC decision requires all electric utilities subject to the FERC's jurisdiction to file transmission tariffs which provide competitors with access to transmission facilities comparable to the transmission owners' access for wholesale transactions, establishes information requirements and provides for recovery of certain wholesale stranded costs. Retail stranded costs resulting from a state-authorized retail direct-access program are the responsibility of the states, unless a state lacks authority to impose rates to recover such costs, in which case FERC will consider doing so. The Company has filed its revised open access tariff in accordance with this decision. The Company does not believe that this decision will have a material adverse impact on its results of operations or financial position.

     Federal Regulation

     Several electric utility reform bills have been introduced during recent Congressional sessions, which as currently written, would allow consumers to choose their electric supplier by 2000 or 2003. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

     Regulatory Assets

     The Company's major regulatory assets are deferred income taxes and rate synchronization cost deferrals. These items, combined with miscellaneous regulatory assets and liabilities, amounted to approximately $1.0 billion at December 31, 1997. In accordance with a 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of the Company's regulatory assets to an eight-year period beginning July 1, 1996. The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets. If rate recovery of these assets is no longer probable, whether due to competition or regulatory action, the Company would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations which could have a material impact on the Company's financial statements. See Notes 1, 3 and 10 of Notes to Financial Statements in
Item 8 for additional information.

     Competitive Strategies

     The Company is pursuing strategies to maintain and enhance its competitive position. These strategies include (i) cost management, with an emphasis on the reduction of variable costs (fuel, operations, and maintenance expenses) and on increased productivity through technological efficiencies; (ii) a focus on the Company's core business through customer service, distribution system reliability, business segmentation and the anticipation of market opportunities;
(iii) an emphasis on good regulatory relationships; (iv) asset maximization (e.g., higher capacity factors and lower forced outage rates); (v) strengthening the Company's capital structure and financial condition; (vi) leveraging core competencies into related areas, such as energy management products and services; and (vii) establishing a trading floor and implementing a risk management program to provide for more stability of prices and the ability to retain or grow incremental margin through more competitive pricing and risk management. Underpinning the Company's competitive strategies are the strong growth characteristics of the Company's service territory. As competition in the electric utility industry continues to evolve, the Company will continue to evaluate strategies and alternatives that will position the Company to compete effectively in a more competitive, restructured industry.

Generating Fuel and Purchased Power

     1997 Energy Mix

     The Company's sources of energy during 1997 were: coal - 36.5%; nuclear - 28.2%; other - 3.1%; and purchased power - 32.2%.

     Coal Supply

     The Company believes that Cholla has sufficient reserves of low sulfur coal committed to the plant for the next two years, the term of the existing coal contract. In 1997, the current supplier experienced production and delivery problems that required Cholla to purchase coal from the spot market. The current supplier is expected to continue to provide substantially all of Cholla's low sulfur coal requirements. Contract renegotiation with the current supplier is in progress. The current supplier has sufficient reserves of low sulfur coal available to allow the continued operation of Cholla for its useful life. The Company also believes that Four Corners and NGS have sufficient reserves of low sulfur coal available for use by those plants to continue operating them for their useful lives.

     The current sulfur content of coal being used at Four Corners, NGS and Cholla is approximately 0.78%, 0.55% and 0.44%, respectively. In 1997, average prices paid for coal supplied from the reserves dedicated under the existing contracts were comparable to 1996. Escalation components of existing long-term coal contracts impact future coal prices. In addition, major price adjustments can occur from time to time as a result of contract renegotiation.

     NGS and Four Corners are located on the Navajo Reservation and held under easements granted by the federal government as well as leases from the Navajo Nation. See "Properties- Plant Sites Leased from the Navajo Nation" in Item 2. The Company purchases all of the coal which fuels Four Corners from a coal supplier with a long-term lease of coal reserves owned by the Navajo Nation and for NGS from a coal supplier with a long-term lease with the Navajo Nation and the Hopi Tribe. Coal is supplied to Cholla from a coal supplier who mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government, and private landholders. See Note 12 of Notes to
Financial Statements in Item 8 for information regarding the Company's obligation for coal mine reclamation.

     Natural Gas Supply

     The Company is a party to contracts with a number of natural gas operators and marketers which allow the Company to purchase natural gas in the method it determines to be most economic. The Company is currently purchasing the majority of its natural gas requirements from twelve companies pursuant to contracts. The Company's natural gas supply is transported pursuant to a firm transportation service contract between the Company and El Paso Natural Gas Company. The Company continues to analyze the market to determine the source and method of meeting its natural gas requirements.

     Nuclear Fuel Supply

     The fuel cycle for Palo Verde is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors and (6) the storage of spent fuel and the disposal thereof. The Palo Verde participants have made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 2000. Existing contracts and options could be utilized to meet approximately 80% of requirements in 2001 and 2002 and 50% of requirements from 2003 through 2007. Spot purchases in the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contract flexibilities and options. The Palo Verde participants have contracted for all conversion services required through 1998 and for up to 60% through 2002. The Palo Verde participants, including the Company, have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three Palo Verde units over a term expiring in September 2002, with options to continue through September 2007. In addition, existing contracts will provide fuel assembly fabrication services until at least 2003 for each Palo Verde unit, and through contract options, approximately fifteen additional years are available.

     Spent Nuclear Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE, and the Company, on its own behalf and on behalf of the other Palo Verde participants, has done so. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. In July 1996, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) ruled that the DOE has an obligation to start disposing of spent nuclear fuel no later than January 31, 1998. By way of letter dated December 17, 1996, DOE informed contract holders, including the Company, that DOE anticipates that it will be unable to begin acceptance of spent nuclear fuel for disposal in a repository or interim storage facility by January 31, 1998. In November 1997, the D.C. Circuit issued a Writ of Mandamus precluding DOE from excusing its own delay on the grounds that DOE has not yet prepared a permanent repository or interim storage facility. Several bills have been introduced in Congress contemplating the construction of a central interim storage facility which could be available in the latter part of the current decade; however, there is resistance to certain features of these bills both in Congress and the Administration.

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

Purchased Power Agreements

     In addition to that available from its own generating capacity (see "Properties" in Item 2), the Company purchases electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with SRP which may be canceled by SRP on three years' notice and which requires SRP to make available, and the Company to pay for, certain amounts of electricity that are based in large part on customer demand within certain areas now served by the Company pursuant to a related territorial agreement. The generating capacity available to the Company pursuant to the contract was 297 MW through May 1997, at which time the capacity decreased to 292 MW. In 1997, the Company received approximately 610,400 MWh of energy under the contract and paid approximately $37 million for capacity availability and energy received.

     In September 1990, the Company and PacifiCorp entered into certain agreements relating principally to sales and purchases of electric power and electric utility assets, and in July 1991 the Company sold Cholla 4 to PacifiCorp. As part of the transaction, PacifiCorp agreed to make a firm system sale to the Company for thirty years during the Company's summer peak season in the amount of 175 megawatts for the first five years, increasing thereafter, at the Company's option, up to a maximum amount equal to the rated capacity of Cholla 4 (380 megawatts). The Company also had the option to convert these firm system sales to one-for-one seasonal capacity exchanges with PacifiCorp. The Company's agreements with PacifiCorp currently provide for the following Company purchases and one-for-one seasonal capacity exchanges during the indicated years: 1998 (175 megawatt firm capacity purchase, converting to capacity exchange in the summer of 1998; and 100 megawatt capacity exchange); 1999 and beyond (275 megawatt capacity exchange; and 205 megawatt capacity exchange beginning in the summer of 1999). In 1997, the generating capacity available to the Company from PacifiCorp was 175 MW. The Company received approximately 486,000 MWh of energy and paid approximately $17.4 million for capacity availability and the energy received.

     During 1996, the Company entered into an agreement with Citizens Utilities Company to build, own, operate and maintain a combustion turbine in northwest Arizona. Pursuant to a twenty-year purchase power agreement, the Company will recover the cost of the turbine and CUC will pay for the output requested by CUC. The Company has the right to secondary use of the output for cost of fuel and variable operations and maintenance. The Company expects that the combustion turbine will be in service during the first quarter of 2001.

Construction Program

     During the years 1995 through 1997, the Company incurred approximately $824 million in capitalized expenditures. Utility capitalized expenditures for the years 1998 through 2000 are expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities, and for environmental purposes. Capitalized expenditures, including expenditures for environmental control facilities, for the years 1998 through 2000 have been estimated as follows:

                              (Millions of Dollars)

By Year                                 By Major Facilities
--------------------------------        ----------------------------------------
1998                        $323        Production                          $235
1999                         313        Transmission and Distribution        565
2000                         306        General                              119
                            ----        Other Projects                        23
                            $942                                            ----
                            ====                                            $942
                                                                            ====

     The amounts for 1998 through 2000 exclude capitalized interest costs and include capitalized property taxes and about $30- $35 million each year for nuclear fuel. The Company conducts a continuing review of its construction program.

Mortgage Replacement Fund Requirements

     So long as any of the Company's first mortgage bonds are outstanding, the Company is required for each calendar year to deposit with the trustee under its Mortgage cash in a formularized amount related to net additions to the Company's mortgaged utility plant; however, the Company may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1997, the replacement fund requirement amounted to approximately $134 million. All of the bonds issued by the Company under the Mortgage which are callable prior to maturity are redeemable at their par value plus accrued interest with cash deposited by the Company in the replacement fund, subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed and/or to other restrictions on any such redemption.

Environmental Matters

     EPA Environmental Regulation

     Clean Air Act. Pursuant to the 1977 amendments to the Clean Air Act, the EPA adopted regulations that address visibility impairment in certain federally-protected areas which can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that would limit sulfur dioxide emissions at NGS. Compliance with the emission limitation became applicable to one NGS unit in 1997 and becomes applicable to another unit in 1998 and to the last unit in 1999. SRP, the NGS operating agent, has estimated a capital cost of

$440 million and annual operations and maintenance costs of approximately $14 million for all three units, for NGS to meet these requirements. The Company is required to fund 14% of these expenditures. Approximately 80% of these capital costs have been incurred through 1997.

     The Clean Air Act Amendments of 1990 (the "Amendments") address, among other things, "acid rain," visibility in certain specified areas, toxic air pollutants and the nonattainment of national ambient air quality standards. With respect to "acid rain," the Amendments establish a system of sulfur dioxide emissions "allowances." Each existing utility unit is granted a certain number of "allowances." For Phase II plants, which includes Company-owned plants, allowances will be required beginning in the year 2000 to operate the plants. On March 5, 1993, the EPA promulgated rules listing allowance allocations applicable to Company-owned plants. Based on those allocations, the Company will have sufficient allowances to permit continued operation of its plants at current levels without installing additional equipment. In addition, the Amendments require the EPA to set nitrogen oxides emissions limitations which would require certain plants to install additional pollution control equipment. In December 1996, the EPA issued rules for nitrogen oxides emissions limitations that may require the Company to install additional pollution control equipment at Four Corners by January 1, 2000. Based on its initial evaluation, the Company currently estimates its capital cost of complying with the rules may be approximately $4 million. On February 14, 1997, the Company filed a Petition for Review in the United States Court of Appeals for the District of Columbia alleging that the EPA improperly classified Four Corners Unit 4 in these rules, thereby subjecting Unit 4 to a more stringent emission limitation. Arizona Public Service Company v. United States Environmental Protection Agency, No. 97-1091. In February 1998, the Court vacated the Unit 4 emission limitation and remanded the issue to EPA for reconsideration. The Company cannot currently predict how the EPA will respond.

     With respect to protection of visibility in certain specified areas, the Amendments require the EPA to conduct a study concerning visibility impairment in those areas and identification of sources contributing to such impairment. Interim findings of this study have indicated that any beneficial effect on visibility as a result of the Amendments would be offset by expected population and industry growth. The EPA has established a "Grand Canyon Visibility
Transport Commission" to complete a study on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. NGS, Cholla and Four Corners are located near the "Golden Circle of National Parks." The Commission completed its study and on June 10, 1996 submitted its final recommendations to the EPA. The Commission recommended that, beginning in 2000 and every 5 years thereafter, if actual sulfur dioxide emissions from all stationary sources in an eight-state region (including Arizona, New Mexico, Utah, Nevada and California) exceed the projected emissions, which are projected to decline under the current regulatory scheme, the projected total emissions will be changed to a "regional emissions cap" and an emissions trading program would be implemented to limit total sulfur dioxide emissions in the region. The EPA will consider these recommendations before promulgating final requirements on a regional haze regulatory program which is under EPA review, which is expected by June 1998. If such a program were implemented, industry, including the Company's coal plants, could be subject to further emissions limits. The Company cannot currently estimate the capital expenditures, if any, which may be required as a result of the EPA studies and the Commission's recommendations.

     In July 1997, the EPA proposed regulations on regional haze. The proposal would require states to submit plans to meet "presumptive reasonable progress targets" for achieving perceptible improvements in visibility conditions in Federal Class I areas (e.g., national parks) every 10-15 years. The proposal also calls for states to conduct three year "best available retrofit technology" ("BART") review on point sources which became operational between 1962 and 1977 and which may normally be anticipated to contribute to regional haze visibility impairment. EPA is currently reviewing public comments and final regulations are expected to be promulgated by June 1998. Because the actual level of emissions controls, if any, for any unit cannot be determined at this time, the Company currently cannot estimate the capital expenditures, if any, which would result from the final rules.

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

     Also, in July 1997, EPA promulgated final National Ambient Air Quality Standards for ozone and particulate matter. Pursuant to the rules, the ozone standard is more stringent and a new ambient standard for very fine particles has been established. The Company does not currently expect these rules to have a material adverse effect on its financial position or results of operations.

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

     In February 1998, the EPA promulgated regulations specifying those provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states. The EPA indicated that it believes that the Clean Air Act generally would supersede pre-existing binding agreements that may limit the scope of tribal authority over reservations. The Company is reviewing the regulations to determine what effect they might have on the application of the Navajo Nation Air Pollution Prevention and Control Act on Four Corners and NGS.

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

                               ITEM 2. PROPERTIES

Accredited Capacity

     The Company's present generating facilities have an accredited capacity aggregating 3,986,900 kW, comprised as follows:

                                                                                         Capacity(kW)
                                                                                         ------------
Coal:
     Units 1, 2 and 3 at Four Corners, aggregating......................................    560,000
     15% owned Units 4 and 5 at Four Corners, representing..............................    222,000
     Units 1, 2 and 3 at Cholla Plant, aggregating......................................    615,000
     14% owned Units 1, 2 and 3 at the Navajo Plant, representing.......................    315,000
                                                                                          ---------
                                                                                          1,712,000
                                                                                          =========
Gas or Oil:
     Two steam units at Ocotillo and two steam units at Saguaro, aggregating............    435,000(1)
     Eleven combustion turbine units, aggregating.......................................    493,000
     Three combined cycle units, aggregating............................................    255,000
                                                                                          ---------
                                                                                          1,183,000
                                                                                          =========
Nuclear:
     29.1% owned or leased Units 1, 2 and 3 at Palo Verde, representing.................  1,086,300
                                                                                          =========

Other...................................................................................      5,600
                                                                                          =========

---------------

     (1) West Phoenix steam units (108,300 kW) are currently mothballed.

              -----------------------------------------------------

Reserve Margin

     The Company's peak one-hour demand on its electric system was recorded on August 22, 1997 at 4,608,600 kW, compared to the 1996 peak of 4,574,700 kW recorded on July 31. Taking into account additional capacity then available to it under purchase power contracts as well as its own generating capacity, the Company's capability of meeting system demand on August 22, 1997, computed in accordance with accepted industry practices, amounted to 4,544,600 kW, for an installed reserve margin of (1.5%). The power actually available to the Company from its resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 1997 peak amounted to 5,877,600 kW, for a margin of 9.1%. Firm purchases from neighboring utilities totaling 1,603,000 kW were in place at the time of the peak ensuring the ability to meet the load requirement.

Plant Sites Leased from Navajo Nation

     NGS and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. The risk with respect to enforcement of these easements and leases is not deemed by the Company to be material. The lease for Four Corners contains a waiver until 2001 of the requirement that the Company and its fuel supplier pay certain taxes to the Navajo Nation. In September 1997, a settlement agreement was finalized between the Company, the coal supplier to Four Corners, and the Navajo Nation which settled certain issues in the Four Corners lease regarding the obligation of the fuel supplier to pay taxes prior to the expiration of tax waivers in 2001. Pursuant to the agreement, the Company recognized approximately $14 million of pretax earnings related to a partial refund of possessory interest taxes paid by the fuel supplier. The parties also agreed to renegotiate their business relationship before 2001 in an effort to permit the electricity generated at Four Corners to be priced competitively. The Company cannot currently predict the outcome of this matter. Certain of the Company's transmission lines and almost all of its contracted coal sources are also located on Indian reservations. See "Generating Fuel and Purchased Power --- Coal Supply" in Item 1.

Palo Verde Nuclear Generating Station

     Palo Verde Leases

     On August 18, 1986 and December 19, 1986, the Company entered into a total of three sale and leaseback transactions under which it sold and leased back approximately 42% of its 29.1% ownership interest in Palo Verde Unit 2. The leases under each of the sale and leaseback transactions have initial lease terms expiring on December 31, 2015. Each of the leases also allows the Company to extend the term of the lease and/or to repurchase the leased Unit 2 interest under certain circumstances at fair market value. The leases in the aggregate require annual payments of approximately $40 million through 1999, approximately $46 million in 2000 and approximately $49 million through 2015 (see Note 9 of Notes to Financial Statements in Item 8).

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

     Nuclear Decommissioning Costs

     See Note 13 of Notes to Financial Statements in Item 8 for a discussion of the Company's nuclear decommissioning costs.

     Steam Generators

     See "Palo Verde Nuclear Generating Station" in Note 12 of Notes to Financial Statements in Item 8 for a discussion of issues relating to the Palo Verde steam generators.

     Palo Verde Liability and Insurance Matters

     See "Palo Verde Nuclear Generating Station" in Note 12 of Notes to Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including the Company, for Palo Verde.

Other Information Regarding the Company's Properties

     See "Environmental Matters" and "Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of the Company's power plants.

     See "Construction Program" in Item 1 and "Financial Review --- Capital Needs and Resources" in Item 7 for a discussion of the Company's construction plans.

     See Notes 5, 8 and 9 of Notes to Financial Statements in Item 8 with respect to property of the Company not held in fee or held subject to any major encumbrance.

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

                           ITEM 3. LEGAL PROCEEDINGS

Property Taxes

     See "Environmental Matters" and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes. See "Regulatory Matters" in
Note 3 of Notes to Financial Statements in Item 8 for a discussion of competition and the Rules regarding the introduction of retail electric competition in Arizona. On February 28, 1997, a lawsuit was filed by the Company to protect its legal rights regarding the Rules and in its complaint the Company asked the Court for (i) a judgment vacating the retail electric competition rules, (ii) a declaratory judgment that the rules are unlawful because, among other things, they were entered into without proper legal authorization, and
(iii) a permanent injunction barring the ACC from enforcing or implementing the rules and from promulgating any other regulations without lawful authority (Arizona Public Service Company v. The Arizona Corporation Commission, in the Superior Court of the State of Arizona in and for the County of Maricopa, No. CV97-03753, and Arizona Public Service Company v. The Arizona Corporation
Commission, in the Court of Appeals, State of Arizona, Division One, No. 1 CA-CC-97-0002, ACC Docket No. R-0000-94-165). That lawsuit is pending but two related cases filed by other utilities have been decided adversely to the utilities' positions.

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

                     SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS
                                OF THE REGISTRANT

The Company's executive officers are as follows:

                              Age At
Name                       March 1, 1998      Position(s) At March 1, 1998
----                       -------------      ----------------------------
Richard Snell                   67         Chairman of the Board of Directors(1)
William J. Post                 47         President and Chief Executive Officer(1)
Jack E. Davis                   51         Executive Vice President, Commercial Operations
George A. Schreiber, Jr.        49         Executive Vice President and Chief Financial Officer(1)
William L. Stewart              54         Executive Vice President, Generation
Armando B. Flores               54         Senior Vice President, Corporate Business Services
James M. Levine                 48         Senior Vice President, Nuclear
Jan H. Bennett                  50         Vice President, Customer Service
John G. Bohon                   52         Vice President, Procurement
John R. Denman                  55         Vice President, Fossil
Edward Z. Fox                   44         Vice President, Environmental/Health/Safety and
                                             New Technology Ventures
William E. Ide                  51         Vice President, Nuclear Engineering
Nancy C. Loftin                 44         Vice President, Chief Legal Counsel and Secretary
Gregg R. Overbeck               51         Vice President, Nuclear Production
Patricia K. Vincent             39         Vice President, Marketing and Sales
Chris N. Froggatt               40         Controller
Michael V. Palmeri              39         Treasurer

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

     Mr. Davis was elected to his present  position in September 1996.  Prior to
that  time  he  was  Vice   President,   Generation   and   Transmission   (June
1993-September 1996); Director, Transmission Systems (January 1993-June 1993).

     Mr. Schreiber was elected to his present position in February 1997. Prior to that time he was Managing Director at PaineWebber, Inc. (since February
1990). Mr. Schreiber became Executive Vice President and Chief Financial Officer of Pinnacle West in February 1997.

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

     Mr. Bohon was elected to his present position in April 1997. Prior to that time he was Director, Corporate Services of the Company (December 1989-April
1997).

     Mr. Denman was elected to his present position in April 1997. Prior to that time he was Director of Fossil Generation (since 1990).

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

     Ms. Vincent was elected to her present position in October 1997. Prior to that time she was Director, Marketing (August 1993-October 1997) and Group Segment Manager (August 1992-August 1993) of the Company.

     Mr. Froggatt was elected to his present position in July 1997. Prior to that time he was Director, Accounting Services (since December 1992) of the Company.

     Mr. Palmeri was elected to his present position in July 1997. Prior to that time he was Assistant Treasurer (February 1994-July 1997) and Manager of Finance (June 1990-February 1994) of Pinnacle West. He also became Treasurer of Pinnacle West in July 1997.


                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                    STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange. As a result, there is no established public trading market for the Company's common stock.

     The chart below sets forth the dividends declared on the Company's common stock for each of the four quarters for 1997 and 1996.

                             Common Stock Dividends
                             (Thousands of Dollars)

--------------------------------------------------------------------------------
       Quarter                         1997                    1996
--------------------------------------------------------------------------------
     1st Quarter                     $42,500                 $42,500
     2nd Quarter                      42,500                  42,500
     3rd Quarter                      42,500                  42,500
     4th Quarter                      42,500                  42,500
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

                         ITEM 6. SELECTED FINANCIAL DATA

                                                 1997         1996       1995        1994        1993
                                              ----------  ----------  ----------  ----------  ----------
                                                               (Thousands of Dollars)

Electric Operating Revenues ................. $1,878,553  $1,718,272  $1,614,952  $1,626,168  $1,602,413
Fuel and Purchased Power ....................    436,627     325,523     269,798     300,689     300,546
Operating Expenses ..........................  1,070,101   1,027,541     963,400     957,046     929,379
                                              ----------  ----------  ----------  ----------  ----------
    Operating Income ........................    371,825     365,208     381,754     368,433     372,488
Other Income ................................     21,586      35,217      25,548      44,510      54,220
Interest Deductions --- Net .................    141,918     156,954     167,732     169,457     176,322
                                              ----------  ----------  ----------  ----------  ----------
    Net Income ..............................    251,493     243,471     239,570     243,486     250,386
    Preferred Dividends .....................     12,803      17,092      19,134      25,274      30,840
                                              ----------  ----------  ----------  ----------  ----------
    Earnings for Common Stock ............... $  238,690  $  226,379  $  220,436  $  218,212  $  219,546
                                              ==========  ==========  ==========  ==========  ==========

Total Assets ................................ $6,331,142  $6,423,222  $6,418,262  $6,348,261  $6,357,262
                                              ==========  ==========  ==========  ==========  ==========
Capital Structure:
    Common Stock Equity ..................... $1,849,324  $1,729,390  $1,621,555  $1,571,120  $1,522,941
    Non-Redeemable Preferred Stock ..........    142,051     165,673     193,561     193,561     193,561
    Redeemable Preferred Stock ..............     29,110      53,000      75,000      75,000     197,610
    Long-Term Debt Less Current Maturities ..  1,953,162   2,029,482   2,132,021   2,181,832   2,124,654
                                              ----------  ----------  ----------  ----------  ----------
        Total Capitalization ................  3,973,647   3,977,545   4,022,137   4,021,513   4,038,766
    Current Maturities of Long-Term Debt ....    104,068     153,780       3,512       3,428       3,179
    Commercial Paper ........................    130,750      16,900     177,800     131,500     148,000
                                              ----------  ----------  ----------  ----------  ----------
        Total ............................... $4,208,465  $4,148,225  $4,203,449  $4,156,441  $4,189,945
                                              ==========  ==========  ==========  ==========  ==========

---------------

     See "Financial Review" in Item 7 for a discussion of certain information in the foregoing table.

                            ITEM 7. FINANCIAL REVIEW


References to "Notes" in the following discussion refer to Notes to Financial Statements.

Results of Operations

1997 Compared with 1996 The Company's 1997 earnings increased $12.3 million (5.4%) over 1996 earnings primarily because of customer growth; a $32 million pretax charge in 1996 for a voluntary severance program; two fuel-related settlements; and lower financing costs. These positive factors more than offset the effects of the Company's 1996 regulatory agreement with the ACC, which during 1997 resulted in approximately $60 million of additional regulatory asset amortization and a $35 million revenue decrease caused by two retail price reductions. See Note 3 and "Results of Operations --- Regulatory Agreements" below for additional information about the 1996 regulatory agreement. In 1996, the Company also recognized $12 million of income tax benefits, which were not repeated in 1997.

The Company's operating revenues increased $160 million primarily because of increases in sales for resale ($128 million); customer growth ($58 million); and weather effects ($7 million). As mentioned in the preceding paragraph, these positive factors were partially offset by a $35 million revenue decrease caused by retail price reductions. Sales for resale are wholesale electricity sales to third parties who resell the electricity to their customers. The increase in sales for resale was a result of increased activity in competitive bulk power markets. The increase in sales for resale did not significantly affect earnings because it was substantially offset by power purchases.

The two fuel-related settlements increased the Company's 1997 pretax earnings by approximately $21 million. The Company's income statement reflects these settlements as reductions in fuel expense and as other income. Approximately $16 million of these settlements related to years prior to 1997 and $5 million related to 1997. For at least the next several years, the total annual savings from the settlements are expected to be about $10 million before income taxes. The Company does not have a fuel adjustment clause as part of its retail rate structure. As a result, changes in fuel and purchased power expenses are reflected in current earnings.

Operations and maintenance expenses were lower in 1997 because of the charge for the voluntary severance program recorded in 1996 and related savings in 1997. These savings were partially offset by increased expenses for marketing, information technology and power plant maintenance.

The Company's financing costs decreased $12 million during 1997 because of lower amounts of outstanding debt and preferred stock.

1996 Compared with 1995 The Company's 1996 earnings increased $5.9 million (2.7%) over 1995 earnings primarily because of customer growth and higher residential usage; weather effects; tax and interest savings; and a $21 million pretax write-down of certain assets in 1995. These positive factors more than offset the earnings effects of the Company's 1996 regulatory agreement with the ACC, which during 1996 resulted in $60 million of additional regulatory asset amortization and a $30 million revenue decrease caused by a retail price reduction. See Note 3 and "Results of Operations --- Regulatory Agreements" below for additional information about the 1996 regulatory agreement.

Other important factors that made the comparison of 1996 earnings with 1995 earnings less favorable were a $32 million pretax charge for a voluntary severance program; the recognition in 1995 of a $5 million after-tax gain on the sale of a small subsidiary; and increased fuel expenses of $56 million primarily because of increased retail and wholesale sales, higher natural gas costs, and higher coal prices.

The Company's operating revenues increased $103 million primarily because of retail customer growth and higher residential usage ($75 million); weather effects ($40 million); increases in sales for resale ($9 million); and other ($9 million). As mentioned above, these positive factors were partially offset by a $30 million revenue decrease caused by a retail price reduction.

Other taxes decreased $21 million primarily because of a change in property tax law. Income tax expense was lower because of the Company's recognition of $12 million of income tax benefits associated with capital loss carryforwards.

The Company's financing costs decreased $12 million during 1996 because of lower average interest rates and lower amounts of outstanding debt.

Regulatory Agreements The Company's results of operations are affected, and will be affected, by the impacts of existing regulatory agreements between the Company and the ACC.

As part of the 1996 regulatory agreement with the ACC, the Company is recovering substantially all of its present regulatory assets through accelerated amortization over an eight-year period that began July 1, 1996. See Note 3. This accelerated amortization increases annual amortization expense by approximately $120 million ($72 million after taxes).

Also as part of the 1996 regulatory agreement, the Company agreed to decrease retail prices effective July 1, 1996 by approximately $48.5 million annually ($29 million after income taxes), or 3.4%. In addition, the Company agreed to share future cost savings with its customers through potential additional retail price reductions. Pursuant to the agreed-upon price reduction formula, on July 1, 1997, the Company reduced its retail prices by approximately $17.6 million annually ($10.5 million after income taxes), or 1.2%. Additionally, in March 1998, the Company filed with the ACC its calculation of an additional retail price decrease of approximately $17 million annually ($10 million after income taxes), or 1%, to become effective July 1, 1998. The amount and timing of the price decrease are subject to ACC approval.

The factors that offset the earnings impact of the accelerated regulatory asset amortization and the 1997 and 1996 price decreases are discussed above in "Results of Operations."

As part of a 1994 rate settlement with the ACC, the Company accelerated amortization of substantially all deferred investment tax credits (ITCs) over a five-year period that ends on December 31, 1999. The amortization of ITCs is shown on the Company's income statement as Other Income --- Income Taxes and decreases annual income tax expense by approximately $28 million. See Note 10.

Capital Needs and Resources

The Company's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and preferred stock. The Company funds its capital requirements from cash provided by operations, annual equity infusions from its parent company of $50 million from 1996 through 1999 (see Note 3), and, to the extent necessary, external financing. During the period 1995 through 1997, the Company funded all of its capital expenditures from cash provided by operations and expects to do so in 1998 through 2000 as well.

During 1997, the Company redeemed approximately $240 million of long-term debt and $47 million of preferred stock, including premiums, with cash from operations and long- and short-term debt.

The Company's projected capital expenditures for the next three years are: 1998, $323 million; 1999, $313 million; and 2000, $306 million. These amounts include about $30-$35 million each year for nuclear fuel. In general, most of the projected capital expenditures are for expanding transmission and distribution capabilities to meet customer growth, for upgrading existing facilities and for environmental purposes. In addition, the Company is considering expanding certain of its businesses over the next several years, which may result in increased expenditures. The Company's construction plans through the year 2007 do not include any major baseload generating plants.

The Company's long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are: 1998, $114 million; 1999, $174 million; and 2000, $114 million. Based on cash provided by operations and the Company's capital requirements, the Company may make optional redemptions of long-term debt and preferred stock from time to time.

As of December 31, 1997, the Company had credit commitments from various banks totaling approximately $400 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings.
 At the end of 1997, there were $130.8 million of commercial paper and $150 million of bank borrowings outstanding.

During 1997, the Company incurred $60 million of long-term debt under credit agreements and issued $50 million of its senior notes. Until the Company has repaid all of its first mortgage bonds (other than those that secure senior notes), the senior notes are secured by first mortgage bonds that have the same interest rate, interest payment dates, maturity and redemption provisions as the senior notes. See Note 5 for additional information regarding the senior notes. In January 1998, the Company issued $100 million of unsecured debt.

Although provisions in the Company's first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that the Company may issue, management does not expect any of these provisions to limit the Company's ability to meet its capital requirements.

Competition and Industry Restructuring

The electric industry is undergoing significant change to a competitive, market-based structure from a highly-regulated, cost-based environment in which companies have been entitled to recover their costs and to earn fair returns on their invested capital in exchange for commitments to serve all customers within designated service territories. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona in phases from 1999 to 2003. See Note 3 for additional information about these rules and other competitive developments.

The ACC ordered in the rules that numerous issues require additional consideration prior to the implementation of retail electric competition in Arizona. During 1997, the ACC held workshops to gather input from various constituencies with respect to those issues.

The rules indicate that the ACC will allow recovery of unmitigated stranded costs, but do not set forth the mechanisms for determining and recovering such costs. In February 1998, the ACC completed a formal, generic hearing on stranded cost determination and recovery. Based on various assumptions, estimates and methodologies, the Company currently estimates that its stranded costs to be recovered (excluding regulatory assets which have already been addressed by the ACC) will be less than $500 million. The Company is seeking full recovery of stranded costs during a transition period proposed to go through 2006. Decisions by the ACC have not yet been made with respect to this issue.

An Arizona joint legislative committee studied electric utility restructuring issues in 1996 and 1997. In February 1998, a bill was introduced in the Arizona legislature to facilitate implementation of retail electric competition in the state. The bill has progressed through several stages to date. Additionally, legislation related to electric competition has been proposed in the United States Congress. See Note 3 for a discussion of legislative developements.

The Company believes that further ACC decisions, legislation at the Arizona and federal levels and perhaps amendments to the Arizona Constitution will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona. Until it has been determined how competition will be implemented in Arizona, including the manner in which stranded costs will be addressed, the Company cannot accurately predict the impact of full retail competition on its financial position, cash flows or results of operations. As competition in the electric industry continues to evolve, the Company will continue to evaluate strategies and alternatives that will position the Company to compete effectively in a restructured industry.

The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets which amounted to approximately $1.0 billion at December 31, 1997. In accordance with the 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of the Company's regulatory assets to an eight-year period that began July 1, 1996. If the Company ceases to be cost-based regulated, it would no longer be able to apply the provisions of SFAS No. 71 to all or some part of its operations, which could have a material impact on the Company's financial statements. See Note 1 for additional information on regulatory accounting.

Year 2000 Technology Issues

The Company has made, and will continue to make, certain modifications to its computer hardware and software systems and applications to ensure they are capable of handling dates in the year 2000 and thereafter. The Company's major computer systems have been updated and other systems are being analyzed for potential modifications. The financial impact on the Company is not anticipated to be material to is financial position, cash flows or results of operations.
The Company is in the process of formal communications with its significant suppliers, business partners, and large customers to determine the extent to which it may be affected by these third parties' plans to remediate their own year 2000 issues in a timely manner.

Accounting Matters

Note 2 describes three new accounting standards related to comprehensive income, segment disclosures and disclosures about pensions and other postretirement benefits, which are effective in 1998. These standards are not expected to have a material effect on the Company's financial position, cash flows or results of operation. Also, see Note 13 for a description of a proposed standard on accounting for certain liabilities related to closure or removal of long-lived assets.

Risk Management

The Company's  operations  include  managing  market risks related to changes in
interest  rates,   commodity   prices  and  investments   held  by  the  nuclear
decommissioning trust fund.

Interest Rate and Equity Risk The Company's major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable rate debt and interest earned by the nuclear decommissioning trust fund. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. The nuclear decommissioning fund also has risks associated with changing market values of equity investments. Nuclear decommissioning costs are recovered in rates.

The table below presents contractual balances of the Company's long-term debt and commercial paper at the expected maturity dates as well as the fair value of those instruments on December 31, 1997. The weighted average interest rates for the various debt presented are actual as of December 31, 1997.

Expected Maturity/Principal Repayment
December 31,
(Thousands of Dollars)

                                              Variable       Fixed
                                 Commercial     Long          Long
                                    Paper       Term          Term

Weighted Average Rates .......       6.27%       4.29%         7.69%

     1998 ....................    $130,750    $    ___    $  104,068
     1999 ....................         ___         ___       164,378
     2000 ....................         ___         ___       104,711
     2001 ....................         ___         ___         2,488
     2002 ....................         ___     150,000       125,000
     Years thereafter ........         ___     439,990       973,628
                                  --------    --------    ----------
     Total ...................    $130,750    $589,990    $1,474,273
                                  ========    ========    ==========
Fair Value ...................    $130,750    $589,990    $1,504,417
                                  ========    ========    ==========


Commodity Price Risk The Company enters into forwards, futures and other similar contracts to hedge the price risks associated with a portion of anticipated future electricity production and gas purchases. Most of these agreements are settled in physical delivery, with the balance settled in cash at or prior to expiration. Under certain of these agreements, payments are sometimes made or received based on the differential between a fixed and a variable product price. The Company does not obtain collateral to support the agreements, but monitors the financial viability of counterparties and believes it has minimized its credit risk on these transactions. In the event of nonperformance by counterparties, the Company would be exposed to price risk. The Company may recognize an accounting gain or loss where actual delivery occurs and the price in the contract may differ from the prevailing price at the delivery point in completing the transaction. The Company defers the impact of changes in the market value of contracts that serve as hedges until the related transaction is completed.

Forward-Looking Statements

The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax and environmental legislation; the ability of the Company to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; and technological developments in the electric industry.

These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by the Company.

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                           Page
                                                                                                           ----

Report of Management........................................................................................25

Independent Auditors' Report................................................................................26

Statements of Income for each of the three years in the period ended December 31, 1997......................27

Balance Sheets --- December 31, 1997 and 1996...............................................................28

Statements of Cash Flows for each of the three years in the period ended December 31, 1997..................30

Statements of Retained Earnings for each of the three years in the period ended December 31, 1997...........31

Notes to Financial Statements...............................................................................31

     See Note 14 of Notes to Financial Statements for the selected quarterly financial data required to be presented in this Item.

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




William J. Post                           George A. Schreiber, Jr.

William J. Post                           George A. Schreiber, Jr.
President and                             Executive Vice President
Chief Executive Officer                   and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Arizona Public Service Company as of December 31, 1997 and 1996 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Deloitte & Touche LLP
Phoenix, Arizona
March 4, 1998

                         ARIZONA PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME

                                                               Year Ended December 31,
                                                    ---------------------------------------------
                                                        1997             1996             1995
                                                    -----------      -----------      -----------
                                                                (Thousands of Dollars)
Electric Operating Revenues ...................     $ 1,878,553      $ 1,718,272      $ 1,614,952
                                                    -----------      -----------      -----------
Fuel Expenses:
         Fuel for electric generation .........         201,341          230,393          208,928
         Purchased power ......................         235,286           95,130           60,870
                                                    -----------      -----------      -----------
                  Total .......................         436,627          325,523          269,798
                                                    -----------      -----------      -----------

Operating Revenues Less Fuel Expenses .........       1,441,926        1,392,749        1,345,154
                                                    -----------      -----------      -----------
Other Operating Expenses:
         Operations and maintenance excluding
           fuel expenses ......................         399,434          430,714          400,814
         Depreciation and amortization (Note 1)         365,671          297,210          242,098
         Income taxes (Note 10) ...............         184,737          178,513          178,865
         Other taxes ..........................         120,259          121,104          141,623
                                                    -----------      -----------      -----------
                  Total .......................       1,070,101        1,027,541          963,400
                                                    -----------      -----------      -----------

Operating Income ..............................         371,825          365,208          381,754
                                                    -----------      -----------      -----------

Other Income (Deductions):
         Allowance for equity funds used during
           construction .......................            --              5,209            4,982
         Income taxes (Note 10) ...............          31,413           45,552           37,598
         Other --- net ........................          (9,827)         (15,544)         (17,032)
                                                    -----------      -----------      -----------
                  Total .......................          21,586           35,217           25,548
                                                    -----------      -----------      -----------

Income Before Interest Deductions .............         393,411          400,425          407,302
                                                    -----------      -----------      -----------
Interest Deductions:
         Interest on long-term debt ...........         140,931          147,666          160,032
         Interest on short-term borrowings ....           9,404           10,621            8,143
         Debt discount, premium and expense ...           7,791            8,176            8,622
         Capitalized interest .................         (16,208)          (9,509)          (9,065)
                                                    -----------      -----------      -----------
                  Total .......................         141,918          156,954          167,732
                                                    -----------      -----------      -----------

Net Income ....................................         251,493          243,471          239,570
Preferred Stock Dividend Requirements .........          12,803           17,092           19,134
                                                    -----------      -----------      -----------

Earnings for Common Stock .....................     $   238,690      $   226,379      $   220,436
                                                    ===========      ===========      ===========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                                                  December 31,
                                                                          ----------------------------
                                                                              1997             1996
                                                                          -----------      -----------
                                                                             (Thousands of Dollars)
Utility Plant (Notes 5, 8 and 9):
         Electric plant in service and held for future use.............   $ 7,009,059      $ 6,803,211
         Less accumulated depreciation and amortization ...............     2,620,607        2,426,143
                                                                          -----------      -----------
           Total ......................................................     4,388,452        4,377,068
         Construction work in progress ................................       237,492          226,935
         Nuclear fuel, net of amortization of $66,081
           and $63,892 ................................................        51,624           51,137
                                                                          -----------      -----------
           Utility Plant --- net ......................................     4,677,568        4,655,140
                                                                          -----------      -----------

Investments and Other Assets (Note 13) ................................       164,906          113,666
                                                                          -----------      -----------

Current Assets:
         Cash and cash equivalents ....................................        12,552           12,521
         Accounts receivable:
           Service customers ..........................................       141,022          111,715
           Other ......................................................        31,313           49,898
           Allowance for doubtful accounts ............................        (1,338)          (1,685)
         Accrued utility revenues (Note 1) ............................        58,559           55,470
         Materials and supplies (at average cost) .....................        70,634           74,120
         Fossil fuel (at average cost) ................................         9,621           13,928
         Deferred income taxes (Note 10) ..............................         3,496            8,424
         Other ........................................................        24,529           22,767
                                                                          -----------      -----------
           Total Current Assets .......................................       350,388          347,158
                                                                          -----------      -----------

Deferred Debits:
         Regulatory asset for income taxes (Note 10) ..................       458,369          516,722
         Rate synchronization cost deferral (Note 1) ..................       358,871          414,082
         Unamortized costs of reacquired debt .........................        63,501           69,554
         Unamortized debt issue costs .................................        15,303           16,692
         Other ........................................................       242,236          290,208
                                                                          -----------      -----------
           Total Deferred Debits ......................................     1,138,280        1,307,258
                                                                          -----------      -----------
           Total ......................................................   $ 6,331,142      $ 6,423,222
                                                                          ===========      ===========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                   LIABILITIES

                                                                                    December 31,
                                                                             -------------------------
                                                                                1997           1996
                                                                             ----------     ----------
                                                                               (Thousands of Dollars)
Capitalization (Notes 4 and 5):
         Common stock ..................................................     $  178,162     $  178,162
         Premiums and expenses --- net .................................      1,142,364      1,091,122
         Retained earnings .............................................        528,798        460,106
                                                                             ----------     ----------
                  Common stock equity ..................................      1,849,324      1,729,390
         Non-redeemable preferred stock ................................        142,051        165,673
         Redeemable preferred stock ....................................         29,110         53,000
         Long-term debt less current maturities ........................      1,953,162      2,029,482
                                                                             ----------     ----------
                  Total Capitalization .................................      3,973,647      3,977,545
                                                                             ----------     ----------

Current Liabilities:
         Commercial paper (Note 6) .....................................        130,750         16,900
         Current maturities of long-term debt (Note 5) .................        104,068        153,780
         Accounts payable ..............................................        107,423        174,394
         Accrued taxes .................................................         85,886         86,327
         Accrued interest ..............................................         31,660         39,115
         Customer deposits .............................................         29,116         32,137
         Other .........................................................         19,588         21,150
                                                                             ----------     ----------
                  Total Current Liabilities ............................        508,491        523,803
                                                                             ----------     ----------

Deferred Credits and Other:
         Deferred income taxes (Note 10) ...............................      1,345,177      1,414,242
         Deferred investment tax credit (Note 10) ......................         60,093         87,723
         Unamortized gain --- sale of utility plant (Note 9) ...........         82,363         86,939
         Customer advances for construction ............................         29,294         24,044
         Other .........................................................        332,077        308,926
                                                                             ----------     ----------
                  Total Deferred Credits and Other .....................      1,849,004      1,921,874
                                                                             ----------     ----------

Commitments and Contingencies (Note 12)

         Total .........................................................     $6,331,142     $6,423,222
                                                                             ==========     ==========

                         ARIZONA PUBLIC SERVICE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                          ---------------------------------------
                                                                             1997           1996           1995
                                                                          ---------      ---------      ---------
                                                                                      (Thousands of Dollars)
Cash Flows from Operations:
   Net income .........................................................  $ 251,493      $ 243,471      $ 239,570
   Items not requiring cash:
            Depreciation and amortization .............................    365,671        297,210        242,098
            Nuclear fuel amortization .................................     32,702         33,566         31,587
            Allowance for equity funds used during construction .......       --           (5,209)        (4,982)
            Deferred income taxes --- net .............................    (55,278)       (12,717)        15,344
            Deferred investment tax credit --- net ....................    (27,630)       (27,630)       (27,641)
   Changes in certain current assets and liabilities:
            Accounts receivable --- net ...............................    (11,069)       (33,044)         1,659
            Accrued utility revenues ..................................     (3,089)        (1,951)         1,913
            Materials, supplies and fossil fuel .......................      7,793         11,945         25,606
            Other current assets ......................................     (1,762)        (4,928)        (3,677)
            Accounts payable ..........................................    (56,710)        68,788          6,333
            Accrued taxes .............................................       (441)         3,500         (6,585)
            Accrued interest ..........................................     (7,455)        (2,565)        (3,621)
            Other current liabilities .................................     (3,997)          (522)         3,393
   Other --- net ......................................................     64,280         17,216         21,328
                                                                         ---------      ---------      ---------
            Net cash provided .........................................    554,508        587,130        542,325
                                                                         ---------      ---------      ---------
Cash Flows from Investing:
   Capital expenditures ...............................................   (307,876)      (258,598)      (295,772)
   Capitalized interest ...............................................    (16,208)        (9,509)        (9,065)
   Other ..............................................................    (33,637)        (9,702)       (22,645)
                                                                         ---------      ---------      ---------
            Net cash used .............................................   (357,721)      (277,809)      (327,482)
                                                                         ---------      ---------      ---------
Cash Flows from Financing:
   Long-term debt .....................................................    109,906        205,830         87,130
   Short-term borrowings --- net ......................................    113,850       (160,900)        46,300
   Common equity infusion from parent .................................     50,000         50,000           --
   Dividends paid on common stock .....................................   (170,000)      (170,000)      (170,000)
   Dividends paid on preferred stock ..................................    (13,307)       (17,416)       (19,134)
   Repayment of preferred stock .......................................    (47,201)       (50,360)          --
   Repayment and reacquisition of long-term debt ......................   (240,004)      (172,343)      (147,282)
                                                                         ---------      ---------      ---------
            Net cash used .............................................   (196,756)      (315,189)      (202,986)
                                                                         ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents ..................         31         (5,868)        11,857
Cash and cash equivalents at beginning of year ........................     12,521         18,389          6,532
                                                                         ---------      ---------      ---------

Cash and cash equivalents at end of year ..............................  $  12,552      $  12,521      $  18,389
                                                                         =========      =========      =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
            Interest (excluding capitalized interest) .................  $ 141,991      $ 150,603      $ 163,592
            Income taxes ..............................................  $ 236,676      $ 158,553      $ 164,261

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         STATEMENTS OF RETAINED EARNINGS

                                                                         Year Ended December 31,
                                                                   ----------------------------------
                                                                     1997         1996         1995
                                                                   --------     --------     --------
                                                                         (Thousands of Dollars)

Retained earnings at beginning of year .......................     $460,106     $403,843     $353,655
Add:  Net income .............................................      251,493      243,471      239,570
                                                                   --------     --------     --------
         Total ...............................................      711,599      647,314      593,225
                                                                   --------     --------     --------

Deduct:
         Dividends:
                  Common stock (Notes 4 and 5) ...............      170,000      170,000      170,000
                  Preferred stock (at required rates) (Note 4)       12,801       17,092       19,134
         Other ...............................................         --            116          248
                                                                   --------     --------     --------
                  Total deductions ...........................      182,801      187,208      189,382
                                                                   --------     --------     --------

Retained earnings at end of year .............................     $528,798     $460,106     $403,843
                                                                   ========     ========     ========

See Notes to Financial Statements.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Nature of Operations The Company is Arizona's largest electric utility, with 767,000 customers, and provides wholesale or retail electric service to the entire state of Arizona with the exception of Tucson and about one-half of the Phoenix area.

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

The Company's major regulatory assets are deferred income taxes (see Note 10) and rate synchronization cost deferrals (see "Rate Synchronization Cost Deferrals" in this note). These items, combined with miscellaneous regulatory assets and liabilities, amounted to approximately $1.0 billion and $1.1 billion at December 31, 1997 and 1996, respectively, most of which are included in "Deferred Debits" on the Balance Sheets. In accordance with the 1996 regulatory agreement (see Note 3), the ACC accelerated the amortization of substantially all of the Company's regulatory assets to an eight-year period that began July 1, 1996. The accelerated portion of the regulatory asset amortization, approximately $120 million pretax in 1997 and $60 million pretax in 1996, is included in depreciation and amortization expense on the Statements of Income.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS

During 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 97-4, which requires that SFAS No. 71 be discontinued no later than when legislation is passed or a rate order is issued that contains sufficient detail to determine its effect on the portion of the business being deregulated, which could result in write-downs or write-offs of physical and/or regulatory assets. Additionally, the EITF determined that regulatory assets should not be written off if they are to be recovered from a portion of the entity which continues to apply SFAS No. 71.

Although the ACC has issued rules for transitioning generation services to competition, there are many unresolved issues. The Company continues to apply SFAS No. 71 to all of its operations. If rate recovery of regulatory assets is no longer probable, whether due to competition or regulatory action, the Company would be required to write off the remaining balance as an extraordinary charge to expense.

Common Stock All of the outstanding shares of common stock of the Company are owned by Pinnacle West. See Note 4.

Utility Plant and Depreciation Utility plant represents the buildings, equipment and other facilities used to provide electric service. The cost of utility plant includes labor, materials, contract services, other related items and capitalized interest or an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs less salvage realized, is charged to accumulated depreciation. See Note 13 for information on a proposed accounting standard which impacts accounting for removal costs.

Depreciation on utility property is recorded on a straight-line basis. The applicable rates as prescribed by regulators for 1995 through 1997 ranged from 1.51% to 20%, which resulted in an annual composite rate of 3.35% for 1997. Depreciation and amortization of non-utility property and equipment are provided over the estimated useful lives of the related assets, ranging from 3 to 50 years.

Capitalized Interest In 1997 the Company began capitalizing interest in accordance with SFAS No. 34, "Capitalization of Interest Cost." Capitalized interest represents the cost of debt funds used to finance construction of utility plant. Plant construction costs, including capitalized interest, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation. Capitalized interest does not represent current cash earnings. The rate used to calculate capitalized interest for 1997 was 7.25%.

Prior to 1997 the Company accrued an allowance for funds used during construction (AFUDC). AFUDC represented the cost of debt and equity funds used to finance construction of utility plant, and did not represent current cash earnings. AFUDC has been calculated using composite rates of 7.75% for 1996 and 8.52% for 1995.

Revenues Electric operating revenues are recognized on the accrual basis and include estimated amounts for service rendered but unbilled at the end of each accounting period.

Rate Synchronization Cost Deferrals As authorized by the ACC, operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 were deferred from the commercial operation dates (September 1986 and January 1988, respectively) until the date the units were included in a rate order (April 1988 and December 1991, respectively). Beginning July 1, 1996, the deferrals are being amortized over an eight-year period in accordance with the 1996 regulatory agreement (see Note 3). Prior to July 1, 1996 the deferrals were amortized over thirty-five year periods. Amortization of the deferrals is included in depreciation and amortization expense on the Statements of Income.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS

Nuclear Fuel Nuclear fuel is charged to fuel expense using the unit-of-production method under which the number of units of thermal energy produced in the current period is related to the total thermal units expected to be produced over the remaining life of the fuel.

Under federal law, the United States Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel and assesses $0.001 per kWh of nuclear generation. This amount is charged to nuclear fuel expense. See Note 12 for information on spent fuel disposal and Note 13 for information on nuclear decommissioning costs.

Reacquired Debt Costs The Company amortizes gains and losses on reacquired debt over the remaining life of the original debt, consistent with ratemaking. In accordance with the 1996 regulatory agreement (see Note 3), the ACC accelerated the Company's amortization of the regulatory asset for reacquired debt costs to an eight-year period that began July 1, 1996. The accelerated portion of the regulatory asset amortization is included in depreciation and amortization expense on the Statements of Income.

Cash and Cash Equivalents For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Reclassifications Certain prior year balances have been restated to conform to the 1997 presentation.

2.   Accounting Matters

The Financial Accounting Standards Board has issued SFAS No. 130 "Reporting Comprehensive Income," SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," all of which are effective in 1998.

SFAS No. 130 changes the reporting of certain items currently reported in the common stock equity section of the balance sheet and is not expected to have a material effect on the Company's financial statements.

SFAS No. 131 requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to provide information that is more comparable, understandable and concise. It is not expected to have a material effect on the Company's financial statement disclosures.

3.   Regulatory Matters

Electric Industry Restructuring

State The ACC has been conducting an ongoing investigation into the restructuring of the Arizona electric industry. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition. The ACC framework rules include the following major provisions:

o The rules are intended to apply to virtually all of the Arizona electric utilities regulated by the ACC, including the Company.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS

o Each affected utility would be required to make available at least 20% of its 1995 system retail peak demand for competitive generation supply to all customer classes not later than January 1, 1999; at least 50% not later than January 1, 2001; and all of its retail demand not later than January 1, 2003.

o Electric service providers that obtain Certificates of Convenience and Necessity (CC&Ns) from the ACC would be allowed to supply, market, and/or broker specified electric services at retail. These services would include electric generation, but exclude electric transmission and distribution.

o On or before December 31, 1997, each affected utility was required to file with the ACC proposed tariffs for bundled service, if different than current tariffs, and unbundled service. Bundled service means electric service elements (i.e., generation, transmission, distribution, and ancillary services) provided as a package to consumers within an affected utility's current service area. Unbundled service means electric service elements provided and priced separately.

o The rules indicate that the ACC will allow recovery of unmitigated stranded costs. Stranded costs are the costs of generating plants, other assets and contract commitments that were prudently incurred to serve power customers that could go unrecovered if these customers are allowed to use open access to move to another supplier. Each affected utility would be required to file with the ACC its estimates of unmitigated stranded costs. The ACC would then, after hearing and consideration of various factors, determine the magnitude of stranded costs and appropriate stranded cost recovery mechanisms and charges.

The ACC ordered in the rules that numerous issues (including reliability; stranded cost measurement and recovery; the phase-in process, bundled, unbundled and metering services; legal issues; and independent system operator and spot market development) require additional consideration prior to implementation of retail electric competition. During 1997, the ACC conducted workshops to gather input from various constituencies with respect to those issues.

In February 1998, the ACC completed a formal, generic hearing on stranded cost determination and recovery. Based on various assumptions, estimates and methodologies, the Company currently estimates that its stranded costs to be recovered (excluding regulatory assets which have already been addressed by the ACC) will be less than $500 million. The Company is seeking full recovery of stranded costs during a transition period proposed to go through 2006. Decisions by the ACC have not yet been made with respect to this issue.

An Arizona joint legislative committee studied electric utility industry restructuring issues in 1996 and 1997. In conjunction with that study, Arizona legislative counsel prepared memoranda in late 1997 related to the legal authority of the ACC to deregulate the Arizona electric utility industry. The memoranda raise a question as to the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces.

In February 1998, a bill to facilitate implementation of retail electric competition in the state was introduced in the Arizona legislature. The bill has progressed through several stages to date. The bill includes the following major provisions: (a) requirements that large government-operated electric utilities
(i) enter into intergovernmental agreements with the ACC to promote consistent statewide practices; (ii) implement retail electric generation competition for 20% of each utility's 1995 retail peak demand by December 31, 1998 and for all customers by December 31, 1999; (iii) decrease rates by at least 10% over a ten-year period beginning as early as January 1, 1991; and (iv) recover unmitigated stranded costs through a surcharge on distribution prices; and (b) a proposal that the ACC adopt provisions for public service corporations (including investor-owned utilities such as APS) consistent with some of the bill's provisions for certain government-operated electric utilities as described above.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS

The Company believes that certain provisions of the ACC framework rules are deficient. In February 1997, a lawsuit was filed by the Company to protect its legal rights regarding those rules. That lawsuit is pending but two related cases filed by other utilities have been decided adversely to the utilities' positions.

The Company believes that further ACC decisions, legislation at the Arizona and federal levels and perhaps amendments to the Arizona Constitution (which amendments would require a vote of the people) will ultimately be required before significant implementation of retail electric competition can lawfully occur in Arizona. Until the manner of implementation of competition, including addressing stranded costs, is determined, the Company cannot accurately predict the impact of full retail competition on its financial position, cash flows or results of operation. As competition in the electric industry continues to evolve, the Company will continue to evaluate strategies and alternatives that will position the Company to compete in the new regulatory environment.

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

o Recovery of substantially all of the Company's present regulatory assets through accelerated amortization over an eight-year period that began July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes). See Note 1.

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

Pursuant to the price reduction formula, in May 1997, the ACC approved a retail price decrease of approximately $17.6 million ($10.5 million after income taxes), or 1.2%, effective July 1, 1997. In March 1998, the Company filed with the ACC its calculation of an annual price reduction of approximately $17 million ($10 million after income taxes), or 1%, to become effective July 1, 1998. The amount and timing of the price decrease are subject to ACC approval.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

4.   Common and Preferred Stocks

Non-redeemable preferred stock is not redeemable except at the option of the Company. Redeemable preferred stock is redeemable through sinking fund obligations. Common and preferred stock balances at December 31 are shown below:

                                                 Number
                                                of Shares          Par          Par Value        Call
                                               Outstanding        Value        Outstanding       Price
                                         ----------------------    Per    --------------------    Per
                           Authorized       1997        1996      Share      1997      1996     Share(a)
                          -----------    ----------  ----------  -------  ---------  ---------  -------
                                                                         (Thousands of Dollars)

Common Stock ............ 100,000,000    71,264,947  71,264,947  $  2.50  $ 178,162  $ 178,162      --
                                         ==========  ==========           =========  =========
Preferred Stock:
   Non-Redeemable:
   $1.10 ................     160,000       145,559     152,740  $ 25.00  $   3,639  $   3,818   $ 27.50
   $2.50 ................     105,000        97,252     102,532    50.00      4,863      5,127     51.00
   $2.36 ................     120,000        38,506      40,000    50.00      1,925      2,000     51.00
   $4.35 ................     150,000        68,386      75,000   100.00      6,839      7,500    102.00
   Serial preferred .....   1,000,000
     $2.40   Series A ...                   234,839     239,900    50.00     11,742     11,995     50.50
     $2.625  Series C ...                   231,572     240,000    50.00     11,579     12,000     51.00
     $2.275  Series D ...                   164,101     199,655    50.00      8,205      9,983     50.50
     $3.25   Series E ...                   312,991     320,000    50.00     15,649     16,000     51.00
   Serial preferred .....   4,000,000(b)
     Adjustable rate ---
       Series Q .........                   352,851     372,851   100.00     35,285     37,285      (c)
   Serial preferred .....  10,000,000
     $1.8125 Series W ...                 1,693,016   2,398,615    25.00     42,325     59,965      (d)
                                          ---------   ---------           ---------  ---------
       Total ............                 3,339,073   4,141,293           $ 142,051  $ 165,673
                                          =========   =========           =========  =========

   Redeemable:
   Serial preferred:
     $10.00    Series U .                   291,098     410,000  $100.00  $  29,110  $  41,000      --
     $7.875    Series V .                      --       120,000   100.00       --       12,000      --
                                            -------     -------           ---------  ---------
       Total ............                   291,098     530,000           $  29,110  $  53,000
                                            =======     =======           =========  =========

---------------

(a) The actual call price per share is the indicated amount plus any accrued dividends.

(b)  This authorization also covers all outstanding redeemable preferred stock.

(c) Dividend rate adjusted quarterly to 2% below that of certain United States Treasury securities, but in no event less than 6% or greater than 12% per annum. Redeemable at par.

(d)  Redeemable at par after December 1, 1998.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

If there were to be any arrearage in dividends on any of its preferred stock or in the sinking fund requirements applicable to any of its redeemable preferred stock, the Company could not pay dividends on its common stock or acquire any shares thereof for consideration. The redemption requirements for the above issues for the next three years are: 1998, $10.0 million; 1999, $10.0 million; and 2000, $9.1 million. There are no redemption requirements in 2001 and 2002.

Redeemable preferred stock transactions during each of the three years in the period ended December 31 are as follows:

                                                 Number of Shares                 Par Value
                                                   Outstanding                   Outstanding
                                      -------------------------------   ------------------------------
                                                                            (Thousands of Dollars)

      Description                        1997        1996      1995       1997        1996      1995
---------------------------------     ---------   ---------   -------   --------   ---------  --------
Balance, January 1 ..............      530,000     750,000    750,000   $ 53,000   $ 75,000   $ 75,000
   Retirements:
      $10.00 Series U ...........     (118,902)    (90,000)      --      (11,890)    (9,000)      --
      $7.875 Series V ...........     (120,000)   (130,000)      --      (12,000)   (13,000)      --
                                       -------     -------    -------   --------   --------   --------
Balance, December 31 ............      291,098     530,000    750,000   $ 29,110   $ 53,000   $ 75,000
                                       =======     =======    =======   ========   ========   ========

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

5.   Long-Term Debt

The following table presents long-term debt outstanding:

                                                                                     December 31,
                                                                                ----------------------
                                                           Maturity Dates (a)     1997          1996
                                                           ------------------   --------      --------
                                                                                (Thousands of Dollars)
First Mortgage Bonds
         7.125%   Series ..................................      1997           $   --        $150,000
         7.625%   Series ..................................      1998            100,000       100,000
         7.625%   Series ..................................      1999            100,000       100,000
         5.75%    Series ..................................      2000            100,000       100,000
         8.125%   Series ..................................      2002            125,000       125,000
         6.625%   Series ..................................      2004             85,000       100,000
         10.25%   Series ..................................      2020            109,550       114,550
         9.5%     Series ..................................      2021             45,140        50,810
         9%       Series ..................................      2021             72,370        72,500
         7.25%    Series ..................................      2023             97,150       100,000
         8.75%    Series ..................................      2024            121,918       148,500
         8%       Series ..................................      2025             88,500       116,900
         5.5%     Series ..................................      2028             25,000        25,000
         5.875%   Series ..................................      2028            154,000       154,000
         Unamortized discount and premium .................                       (7,033)       (8,412)
Pollution control indebtedness, adjustable rate (b) .......    2024-2031         439,990       439,990
Collateralized Loan, 6.125% ...............................      1999             10,000          --
Senior notes, 6.75% (c) ...................................      2006            100,000       100,000
Senior notes, 6.72% (c) ...................................      1999             50,000          --
Debentures, 10% ...........................................      2025             75,000        75,000
Bank loans, adjustable rate (d) ...........................      2002            150,000       100,000
Capitalized lease obligation, 7.48% (e) ...................    1997-2001          15,645        19,424
                                                                              ----------    ----------
   Total long-term debt ...................................                    2,057,230     2,183,262
Less current maturities ...................................                      104,068       153,780
                                                                              ----------    ----------
   Total long-term debt less current maturities ...........                   $1,953,162    $2,029,482
                                                                              ==========    ==========

---------------

(a) This schedule does not reflect the timing of redemptions which may occur prior to maturity.

(b) The weighted-average rate for the years ended December 31, 1997 and 1996 was 3.62% and 3.40%, respectively. Changes in short-term interest rates would affect the costs associated with this debt.

(c) The Company has issued $150 million of first mortgage bonds ("senior note mortgage bonds") to the senior note trustee as collateral for the senior notes. The senior note mortgage bonds have the same interest rate, interest payment dates, maturity, and redemption provisions as the senior notes. The Company's payments of principal, premium, and/or interest on the senior notes satisfy the Company's corresponding payment obligations on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank pari passu with the first mortgage bonds. On the date that the Company has repaid all of its first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

(d) The weighted-average rate at December 31, 1997 and 1996 was 6.25% and 5.76%, respectively. Changes in short-term interest rates would affect the costs associated with this debt.

(e) Represents the present value of future lease payments (discounted at an interest rate of 7.48%) on a combined cycle plant sold and leased back from the independent owner-trustee formed to own the facility (see Note 9).


Aggregate annual principal payments due on total long-term debt and for sinking fund requirements through 2002 are as follows: 1998, $104.1 million; 1999,
$164.4  million;  2000,  $104.7  million;  2001,  $2.5 million;  and 2002,  $275 million. See Note 4 for redemption and sinking fund requirements of redeemable preferred stock of the Company.

Substantially all utility plant (other than nuclear fuel, transportation equipment and the combined cycle plant) is subject to the lien of the mortgage bond indenture. The mortgage bond indenture includes provisions which would restrict the payment of common stock dividends under certain conditions which did not exist at December 31, 1997.

6.   Lines of Credit

The Company had committed lines of credit with various banks of $400 million at December 31, 1997 and 1996, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees at December 31, 1997 and 1996 for these lines of credit ranged from .07% to .15% per annum. The Company had long-term bank borrowings of $150 million and $100 million outstanding at December 31, 1997 and 1996, respectively, under these lines of credit.

The Company had commercial paper borrowings outstanding of $130.8 million and $16.9 million at December 31, 1997 and 1996, respectively. The weighted average interest rate on commercial paper borrowings was 6.27% and 6.40% on December 31, 1997 and 1996, respectively. By Arizona statute, the Company's short-term borrowings cannot exceed 7% of its total capitalization without the consent of the ACC.

7.   Fair Value of Financial Instruments

The Company estimates that the carrying amounts of its cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1997 and 1996 due to their short maturities. Investments in debt and equity securities are held for purposes other than trading. The December 31, 1997 and 1996 fair values of such investments, determined by using quoted market values or by discounting cash flows at rates equal to the Company's cost of capital, approximate their carrying amounts.

The carrying value of long-term debt (excluding a capitalized lease obligation) on December 31, 1997 and 1996 was $2.04 billion and $2.16 billion, respectively, and the estimated fair value was $2.08 billion and $2.13 billion, respectively. The fair value estimates are based on quoted market prices of the same or similar issues.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

8.   Jointly-Owned Facilities

At December 31, 1997, the Company owned interests in the following jointly-owned electric generating and transmission facilities. The Company's share of related operating and maintenance expenses is included in utility operations and maintenance.

                                                    Percent                                Construction
                                                    Owned by     Plant in    Accumulated      Work in
                                                    Company      Service     Depreciation     Progress
                                                    --------     --------    ------------  ------------
                                                                 (Thousands of Dollars)
Generating Facilities:
  Palo Verde Nuclear Generating Station
     Units 1 and 3                                  29.1%      $1,830,794     $  628,960   $   14,498
  Palo Verde Nuclear Generating Station
     Unit 2 (see Note 9)                            17.0%         572,054        213,717        9,338
  Four Corners Steam Generating Station
     Units 4 and 5                                  15.0%         148,342         66,470        1,369
  Navajo Steam Generating Station
     Units 1, 2 and 3                               14.0%         182,637         82,326       33,081(a)
  Cholla Steam Generating Station
     Common Facilities (b)                          62.8%(c)       66,106         34,551          580
Transmission Facilities:
  ANPP 500KV System                                 35.8%(c)       62,593         19,107        4,903
  Navajo Southern System                            31.4%(c)       27,159         16,710         --
  Palo Verde-Yuma 500KV System                      23.9%(c)       11,376          3,971         --
  Four Corners Switchyards                          27.5%(c)        3,071          1,707            1
  Phoenix-Mead System                               17.1%(c)       36,418         (2,169)         337

---------------

(a) The construction costs at Navajo are primarily related to the installation of scrubbers required by recent environmental legislation.

(b) The Company is the operating agent for Cholla Unit 4, which is owned by PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.

(c)  Weighted average of interests.

9.   Leases

In 1986, the Company entered into sale and leaseback transactions under which it sold approximately 42% of its share of Palo Verde Unit 2 and certain common facilities. The gain of approximately $140.2 million has been deferred and is being amortized to operations expense over the original lease term. The leases are being accounted for as operating leases. The amounts to be paid each year approximate $40.1 million through 1999, $46.3 million in 2000 and $49.0 million through 2015. Options to renew for two additional years and to purchase the property at fair market value at the end of the lease terms are also included. Consistent with the

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset is recognized for the difference between lease payments and rent expense calculated on a straight-line basis.

In accordance with the 1996 regulatory agreement (see Note 3), the ACC accelerated the Company's amortization of the regulatory asset for leases to an eight-year period that began July 1, 1996. The accelerated amortization is included in depreciation and amortization expense on the Statements of Income. The balance of this regulatory asset at December 31, 1997 was $53.2 million. Lease expense was approximately $42 million in each of the years 1995 through 1997.

The Company has a capital lease on a combined cycle plant which it sold and leased back. The lease requires semiannual payments of $2.6 million through June 2001, and includes renewal and purchase options based on fair market value. This plant is included in plant in service at its original cost of $54.4 million; accumulated amortization at December 31, 1997 was $46.5 million.

In  addition,  the  Company  leases  certain  land,  buildings,   equipment  and
miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates. Rent expense for 1997, 1996 and 1995 was approximately $7.8 million, $9.7 million and $9.9 million, respectively. Annual future minimum rental commitments, excluding the Palo Verde and combined cycle leases, for the period 1998 through 2002 range between $13 million and $15 million. Total rental commitments after the year 2002 are estimated at $99 million.

10.  Income Taxes

The Company is included in the consolidated income tax returns of Pinnacle West. Income taxes are allocated to the Company based on its separate company taxable income or loss. Beginning in 1995, substantially all ITCs are being amortized over a five-year period in accordance with a 1994 rate settlement agreement.

The Company follows the liability method of accounting for income taxes which requires that deferred income taxes be recorded for all temporary differences between the tax bases of assets and liabilities and the amounts recognized for financial reporting. Deferred taxes are recorded using currently enacted tax rates.

In accordance with SFAS No. 71, a regulatory asset has been established for certain temporary differences, primarily AFUDC equity, to reflect the ratemaking treatment. This regulatory asset is being amortized as the related differences reverse. In accordance with the 1996 regulatory agreement (see Note 3), the ACC accelerated the Company's amortization of the regulatory asset for income taxes to an eight-year period beginning July 1, 1996. The accelerated portion of the regulatory asset amortization is included in depreciation and amortization expense on the Statements of Income.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

The components of income tax expense are as follows:

                                                                        Year Ended December 31,
                                                               ---------------------------------------
                                                                  1997           1996           1995
                                                               ---------      ---------      ---------
                                                                        (Thousands of Dollars)
Current:
   Federal .................................................   $ 187,701      $ 137,531      $ 120,196
   State ...................................................      48,531         35,777         33,368
                                                               ---------      ---------      ---------
                  Total current ............................     236,232        173,308        153,564

Deferred ...................................................     (55,278)          (869)        17,933
Change in valuation allowance ..............................        --          (11,848)        (2,589)
Investment tax credit amortization .........................     (27,630)       (27,630)       (27,641)
                                                               ---------      ---------      ---------
                  Total expense ............................   $ 153,324      $ 132,961      $ 141,267
                                                               =========      =========      =========

Income tax expense differed from the amount computed by multiplying income before income taxes by the statutory federal income tax rate due to the following:

                                                                        Year Ended December 31,
                                                                ---------------------------------------
                                                                   1997           1996           1995
                                                                ---------      ---------      ---------
                                                                        (Thousands of Dollars)
Federal income tax expense at statutory rate, 35% ...........   $ 141,686      $ 131,751      $ 133,293
Increases (reductions) in tax expense resulting from:
   Tax under book depreciation ..............................      14,694         19,229         18,186
   Investment tax credit amortization .......................     (27,630)       (27,630)       (27,641)
   State income tax --- net of federal income tax benefit ...      23,160         20,790         21,770
   Change in valuation allowance ............................        --          (10,269)        (2,245)
   Other ....................................................       1,414           (910)        (2,096)
                                                                ---------      ---------      ---------
            Income tax expense ..............................   $ 153,324      $ 132,961      $ 141,267
                                                                =========      =========      =========

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

The components of the net deferred income tax liability were as follows:

                                                                                      December 31,
                                                                               -------------------------
                                                                                  1997           1996
                                                                               ----------     ----------
                                                                                 (Thousands of Dollars)
Deferred tax assets:
  Deferred gain on Palo Verde Unit 2 sale/leaseback ........................   $   33,257     $   35,105
  Other ....................................................................       77,412         71,725
                                                                               ----------     ----------
    Total deferred tax assets ..............................................      110,669        106,830
                                                                               ----------     ----------

Deferred tax liabilities:
  Plant related ............................................................    1,096,222      1,104,902
  Regulatory asset for income taxes.........................................      185,084        208,647
  Rate synchronization deferrals ...........................................      144,908        167,202
  Other ....................................................................       26,136         31,897
                                                                               ----------     ----------
    Total deferred tax liabilities .........................................    1,452,350      1,512,648
                                                                               ----------     ----------

Deferred income taxes --- net ..............................................   $1,341,681     $1,405,818
                                                                               ==========     ==========

11.  Retirement Plans and Other Benefits

Voluntary Severance Plan The Company sponsored a voluntary severance plan in 1996, which resulted in a pretax charge of $31.7 million (including pension and postretirement benefit expense) recorded primarily as operations and maintenance expense. Employees participating in the plan were credited with an additional year of age and service for purposes of calculating pension and postretirement benefits. The total additional pension and postretirement benefit expense recorded in 1996 for this program was $2.3 million and $5.4 million, respectively.

Pension Plan The Company sponsors a defined benefit pension plan covering substantially all employees. Benefits are based on years of service and compensation utilizing a final average pay benefit formula. Company policy is to fund not less than the minimum required contribution nor greater than the maximum tax-deductible contribution. Plan assets consist primarily of domestic and international common stocks and bonds and real estate. Pension expense, including administrative and severance costs, for 1997, 1996 and 1995 was approximately $8.7 million, $14.9 million and $9.6 million, respectively.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

The components of net periodic pension costs before consideration of amounts capitalized or billed to others and excluding severance costs of $2.9 million in 1996 are as follows:

                                                                     1997          1996          1995
                                                                   --------      --------      --------
                                                                          (Thousands of Dollars)

Service cost --- benefits earned during the period .............   $ 19,881      $ 22,861      $ 16,038
Interest cost on projected benefit obligation ..................     47,824        44,602        39,328
Return on plan assets ..........................................    (87,582)      (62,460)      (82,209)
Net amortization and deferral ..................................     39,007        19,734        45,976
                                                                   --------      --------      --------
Net periodic pension cost ......................................   $ 19,130      $ 24,737      $ 19,133
                                                                   ========      ========      ========

A reconciliation of the funded status of the plan to the amounts recognized in the balance sheets is presented below:

                                                                                 1997            1996
                                                                              ---------       ---------
                                                                                (Thousands of Dollars)

Plan assets at fair value .................................................   $ 612,392       $ 533,444
                                                                              ---------       ---------
Less:
         Accumulated benefit obligation, including vested benefits
           of $493,838 and $413,004 in 1997 and 1996, respectively.........     552,391         467,037
         Effect of projected future compensation increases ................     147,209         134,057
                                                                              ---------       ---------
Total projected benefit obligation ........................................     699,600         601,094
                                                                              ---------       ---------
Plan assets less than projected benefit obligation ........................     (87,208)        (67,650)
Plus:
         Unrecognized net loss from past experience
           different from that assumed ....................................      16,989           2,818
         Unrecognized prior service cost ..................................      24,625          20,478
         Unrecognized net transition asset ................................     (26,376)        (29,593)
                                                                              ---------       ---------
Accrued pension liability .................................................   $ (71,970)      $ (73,947)
                                                                              =========       =========

Principal actuarial assumptions used were:
         Discount rate ....................................................        7.25%           7.75%
         Rate of increase in compensation levels ..........................        4.50%           4.50%
         Expected long-term rate of return on assets ......................        9.00%           9.00%

In addition to the defined benefit pension plan, the Company also sponsors qualified defined contribution plans. Collectively, these plans cover substantially all employees. The plans provide for employee contributions and partial employer matching contributions after certain eligibility requirements are met. Expenses related to these plans for 1997, 1996 and 1995 were $3.7 million, $3.4 million and $3.1 million, respectively.

Postretirement Plans The Company provides medical and life insurance benefits to its retired employees. Employees must retire to become eligible for these retirement benefits, which are based on years of service and age. The retiree medical insurance plans are contributory; the retiree life insurance plans are noncontributory. In accordance with the governing plan documents, the Company retains the right to change or eliminate these benefits.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The postretirement benefit expense for 1997, 1996 and 1995 was approximately $9.4 million, $15.8 million and $13.3 million, respectively.

The components of net periodic postretirement benefit costs before consideration of amounts capitalized or billed to others and excluding severance costs of $9.6 million in 1996 are as follows:

                                                                     1997          1996          1995
                                                                   --------      --------      --------
                                                                          (Thousands of Dollars)

Service cost --- benefits earned during the period..............   $  6,865      $  7,974      $  6,735
Interest cost on accumulated benefit obligation ................     14,315        13,395        13,743
Return on plan assets ..........................................    (30,846)      (12,550)      (15,133)
Net amortization and deferral ..................................     27,145        12,733        17,142
                                                                   --------      --------      --------
Net periodic postretirement benefit cost .......................   $ 17,479      $ 21,552      $ 22,487
                                                                   ========      ========      ========

A reconciliation of the funded status of the plan to the amounts recognized in the balance sheet is presented below:

                                                                                 1997            1996
                                                                              ---------       ---------
                                                                                (Thousands of Dollars)
Plan assets at fair value ..................................................    151,146       $ 109,763
                                                                              ---------       ---------
Less accumulated postretirement benefit obligation:
         Retirees ..........................................................     94,839          86,747
         Fully eligible plan participants ..................................      5,927           3,351
         Other active plan participants ....................................     96,815          89,452
                                                                              ---------       ---------
                  Total accumulated postretirement benefit obligation ......    197,581         179,550
                                                                              ---------       ---------
Plan assets less than accumulated benefit obligation .......................    (46,435)        (69,787)
Plus:
         Unrecognized transition obligation ................................    114,787         122,439
         Unrecognized net gain from past experience different from that
           assumed .........................................................    (78,209)        (62,299)
                                                                              ---------       ---------
Accrued postretirement liability ...........................................  $  (9,857)      $  (9,647)
                                                                              =========       =========

Principal actuarial assumptions used were:
         Discount rate .....................................................       7.25%           7.75%
         Annual salary increases for life insurance obligation .............       4.50%           4.50%
         Expected long-term rate of return on assets --- after tax .........       7.75%           7.75%
         Initial health care cost trend rate --- under age 65 ..............       8.00%           9.00%
         Initial health care cost trend rate --- age 65 and over ...........       7.00%           8.00%
         Ultimate health care cost trend rate (reached in the year 2002)....       5.00%           5.50%

Assuming a 1% increase in the health care cost trend rate, the 1997 cost of postretirement benefits other than pensions would increase by approximately $6 million and the accumulated benefit obligation as of December 31, 1997 would increase by approximately $34 million.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

12.  Commitments and Contingencies

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

During the fourth quarter of 1997, the Palo Verde participants, including the Company, entered into a contract for the fabrication of two replacement steam generators. The cost to the Company is estimated at approximately $26 million. These generators will be used as replacements if performance of existing generators deteriorates to less than acceptable levels. The generators are expected on site in 2002. The Company's share of installation costs is approximately $24 million.

Based on the latest available data, the Company estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although the Company will continue its normal periodic assessment of these steam generators.

Under the Nuclear Waste Policy Act, DOE was to develop the facilities necessary for the storage and disposal of spent fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. In November 1997 the Court of Appeals for the D.C. Circuit affirmed its previous decision that DOE must begin accepting spent fuel by 1998 and issued an order precluding DOE from excusing its own delay on the grounds that DOE has not yet prepared a permanent repository or interim storage facility.

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

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

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

Fuel and Purchased Power Commitments The Company is a party to various fuel and purchased power contracts with terms expiring from 1998 through 2020 that include required purchase provisions. The Company estimates its 1998 contract requirements to be approximately $136 million. However, this amount may vary significantly pursuant to certain provisions in such contracts which permit the Company to decrease its required purchases under certain circumstances.

The Company is contractually obligated to reimburse certain coal providers for amounts incurred for coal mine reclamation. The Company's share of the total obligation is estimated at $110 million. The portion of the coal mine reclamation obligation related to coal already burned is approximately $66 million at December 31, 1997 and is included in "Deferred Credits --- Other" in the Balance Sheet. A regulatory asset has been established for amounts not yet recovered from ratepayers. In accordance with the 1996 regulatory agreement (see
Note 3), the ACC began accelerated amortization of the Company's regulatory asset for coal mine reclamation costs over an eight-year period beginning July 1, 1996. Amortization is included in depreciation and amortization expense on the Statements of Income. The balance of the regulatory asset at December 31, 1997 was approximately $60 million.

Construction Program Total capital expenditures in 1998 are estimated at $323 million.

13.  Nuclear Decommissioning Costs

The Company recorded $11.4 million for decommissioning expense in each of the years 1997 and 1996. The Company estimates it will cost approximately $2.0 billion ($460 million in 1997 dollars), over a 14 year period beginning in 2024, to decommission its 29.1% interest in the three Palo Verde units. Decommissioning costs are charged to expense over the respective unit's operating license term and are included in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are recovered in rates.

The Company is utilizing a 1995 site-specific study for Palo Verde, prepared for the Company by an independent consultant, that assumes the prompt removal/dismantlement method of decommissioning. The Company is required to update the study every three years.

As required by regulation, the Company has established external trust accounts into which quarterly deposits are made for decommissioning. As of December 31, 1997 and 1996, the Company had deposited a total of $79.5 million and $68.1 million, respectively. The trust accounts are included in "Investments and Other Assets" on the Balance Sheets at a market value of $124.6 million and $95.5 million on December 31, 1997 and 1996, respectively. The trust funds are invested primarily in fixed-income securities and domestic stock and are classified as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation.

In February 1996, the FASB issued an exposure draft "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets" which would require the estimated present value of the cost of decommissioning and certain other removal costs to be recorded as a liability, along with an offsetting plant asset when a decommissioning or other removal obligation is incurred. The FASB has not determined when a revised exposure draft or a final statement will be issued.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

14.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for 1997 and 1996 is as follows:


                    Electric                       Net        Earnings (Loss)
                    Operating     Operating      Income            for
Quarter             Revenues      Income(a)      (Loss)        Common Stock
-------             ---------     ---------      ------       ---------------
                                   (Thousands of Dollars)
1997
   First            $ 379,021     $  61,439     $  28,645      $  25,019
   Second             458,751        99,706        69,493         66,298
   Third              632,821       150,892       129,699        126,715
   Fourth             407,960        59,788        23,656         20,658
1996
   First            $ 345,261     $  77,522     $  45,606      $  41,129
   Second             426,658       102,978        70,440         66,114
   Third              566,899       152,307       128,484        124,331
   Fourth (b)         379,454        32,401        (1,059)        (5,195)

---------------

(a) The Company's operations are subject to seasonal fluctuations primarily as a result of weather conditions. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(b) Net loss for the fourth quarter of 1996 includes an after-tax charge of $18.9 million for a voluntary severance program.

                                      APS
                         NOTES TO FINANCIAL STATEMENTS

15.  Stock Options

Pinnacle West, the Company's parent, has incentive plans under which it may grant non-qualified stock options (NQSOs), incentive stock options (ISOs) and restricted stock awards to Pinnacle West and APS officers and key employees.

The plans provide for the granting of new options or awards of up to 3.5 million shares at a price per option not less than fair market value on the date the option is granted. The plans also provide for the granting of any combination of stock appreciation rights or dividend equivalents. The awards outstanding under the various incentive plans at December 31, 1997 approximate 1,486,417 NQSOs, 183,190 restricted shares, and no dividend equivalent shares, ISOs or stock appreciation rights.

The FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which was effective for 1996. The statement encourages, but does not require, companies to recognize compensation expense based on the fair value method. The Company continues to recognize expense based on Accounting Principles Board Opinion No.
25. Had the Company determined compensation expense based on the fair value method, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                 1997         1996         1995
                               --------     --------     --------
                                     (Thousands of Dollars)

Net income
     As reported ............  $251,493     $243,471     $239,570
     Pro forma ..............  $251,142     $243,291     $239,547


The fair value of each fixed stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                  1997         1996       1995
                                 ------       ------     ------

Risk-free interest rate .......   5.66%        5.77%      5.43%
Dividend growth ...............   4.50%        4.50%      4.50%
Volatility ....................  15.63%       17.10%     12.60%
Expected life (months) ........     60           58         56


The effects of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income for future years because pro forma net income does not consider compensation costs for stock options granted prior to January 1, 1995.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

     None.

                                    PART III

                        ITEM 10. DIRECTORS AND EXECUTIVE
                           OFFICERS OF THE REGISTRANT

     Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of shareholders to be held on May 19, 1998 (the "1998 Proxy Statement") and to the Supplemental Item --- "Executive Officers of the Registrant" in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

     Reference is hereby made to the fourth, fifth, sixth and seventh paragraphs under the heading "The Board and its Committees," to "Executive Compensation," to "Report of the Human Resources Committee," to "Performance Graph" and to "Executive Benefit Plans" in the 1998 Proxy Statement.

                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is hereby made to "Principal Holders of Voting Securities" and "Ownership of Pinnacle West Securities by Management" in the 1998 Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is hereby made to the last two paragraphs under the heading "The Board and its Committees" and to "Executive Benefit Plans --- Employment and Severance Agreements" in the 1998 Proxy Statement.

                                    PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

     See the Index to Financial Statements in Part II, Item 8 on page 24.

Exhibits Filed

Exhibit No.            Description
-----------            -----------

10.1(a) --- 1998 Management Variable Incentive Plan

10.2(a) --- 1998 Senior Management Variable Incentive Plan

10.3(a) --- 1998 Officers Variable Incentive Plan

23.1    --- Consent of Deloitte & Touche LLP

27.1    --- Financial Data Schedule


     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  3.1          Bylaws, amended as of              3.1 to 1995 Form 10-K         1-4473         3-29-96
               February 20, 1996                  Report

  3.2          Resolution of Board of             3.2 to 1994 Form 10-K         1-4473         3-30-95
               Directors temporarily              Report
               suspending Bylaws in part

  3.3          Articles of Incorporation,         4.2 to Form S-3               1-4473         9-29-93
               restated as of May 25, 1988        Registration Nos.
                                                  33-33910 and 33-55248 by
                                                  means of September 24,
                                                  1993 Form 8-K Report

  3.4          Certificates pursuant to           4.3 to Form S-3               1-4473         9-29-93
               Sections 10-152.01 and             Registration Nos.
               10-016, Arizona Revised            33-33910 and 33-55248 by
               Statutes, establishing Series A    means of September 24,
               through V of the Company's         1993 Form 8-K Report
               Serial Preferred Stock

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  3.5          Certificate pursuant to            4.4 to Form S-3               1-4473         9-29-93
               Section 10-016, Arizona            Registration Nos.
               Revised Statutes, establishing     33-33910 and 33-55248 by
               Series W of the Company's          means of September 24,
               Serial Preferred Stock             1993 Form 8-K Report

  4.1          Mortgage and Deed of Trust         4.1 to September 1992         1-4473         11-9-92
               Relating to the Company's          Form 10-Q Report
               First Mortgage Bonds,
               together with forty-eight
               indentures supplemental
               thereto

  4.2          Forty-ninth Supplemental           4.1 to 1992 Form 10-K         1-4473         3-30-93
               Indenture                          Report

  4.3          Fiftieth Supplemental              4.2 to 1993 Form 10-K         1-4473         3-30-94
               Indenture                          Report

  4.4          Fifty-first Supplemental           4.1 to August 1, 1993         1-4473         9-27-93
               Indenture                          Form 8-K Report

  4.5          Fifty-second Supplemental          4.1 to September 30, 1993     1-4473         11-15-93
               Indenture                          Form 10-Q Report

  4.6          Fifty-third Supplemental           4.5 to Registration           1-4473         3-1-94
               Indenture                          Statement No. 33-61228
                                                  by means of February 23,
                                                  1994 Form 8-K Report

  4.7          Fifty-fourth Supplemental          4.1 to Registration           1-4473         11-22-96
               Indenture                          Statements Nos. 33-61228,
                                                  33-55473, 33-64455 and
                                                  333-15379 by means of
                                                  November 19, 1996
                                                  Form 8-K Report

  4.8          Fifty-fifth Supplemental           4.8 to Registration           1-4473         4-9-97
               Indenture                          Statement Nos. 33-55473,
                                                  33-64455 and 333-15379
                                                  by means of April 7, 1997
                                                  Form 8-K Report

  4.9          Agreement, dated March 21,         4.1 to 1993 Form 10-K         1-4473         3-30-94
               1994, relating to the filing of    Report
               instruments defining the
               rights of holders of long-term
               debt not in excess of 10% of
               the Company's total assets

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  4.10         Indenture dated as of January      4.6 to Registration           1-4473         1-11-95
               1, 1995 among the Company          Statement Nos. 33-61228
               and The Bank of New York,          and 33-55473 by means of
               as Trustee                         January 1, 1995 Form 8-K
                                                  Report

  4.11         First Supplemental Indenture       4.4 to Registration           1-4473         1-11-95
               dated as of January 1, 1995        Statement Nos. 33-61228
                                                  and 33-55473 by means of
                                                  January 1, 1995 Form 8-K
                                                  Report

  4.12         Indenture dated as of              4.5 to Registration           1-4473         11-22-96
               November 15, 1996 among            Statements Nos. 33-61228,
               the Company and The Bank           33-55473, 33-64455 and
               of New York, as Trustee            333-15379 by means of
                                                  November 19, 1996
                                                  Form 8-K Report

  4.13         First Supplemental Indenture       4.6 to Registration           1-4473         11-22-96
                                                  Statements Nos. 33-61228,
                                                  33-55473, 33-64455 and
                                                  333-15379 by means of
                                                  November 19, 1996
                                                  Form 8-K Report

  4.14         Second Supplemental Indenture      4.10 to Registration          1-4473         4-9-97
               dated as of April 1, 1997          Statement Nos. 33-55473,
                                                  33-64455 and 333-15379
                                                  by means of April 7, 1997
                                                  Form 8-K Report

  4.15         Indenture dated as of January      4.10 to Registration          1-4473         1-16-98
               15, 1998 among the Company         Statement  Nos. 333-15379
               and The Chase  Manhattan           and  333-27551 by means
               Bank, as Trustee                   of January 13, 1998
                                                  Form 8-K Report

  4.16         First Supplemental Indenture       4.3 to Registration           1-4473         1-16-98
               dated as of January 15, 1998       Statement Nos. 333-15379
                                                  and 333-27551 by means
                                                  of January 13, 1998
                                                  Form 8-K Report

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  4.17         Agreement of Resignation,          4.1 to September 25, 1995     1-4473         10-24-95
               Appointment, Acceptance and        Form 8-K Report
               Assignment dated as of
               August 18, 1995 by and
               among the Company, Bank of
               America National Trust and
               Savings Association and The
               Bank of New York

  10.4         Two separate                       10.2 to September 1991        1-4473         11-14-91
               Decommissioning Trust              Form 10-Q
               Agreements (relating to
               PVNGS Units 1 and 3,
               respectively), each dated July
               1, 1991, between the Company
               and Mellon Bank, N.A., as
               Decommissioning Trustee

  10.5         Amendment No. 1 to                 10.1 to 1994 Form 10-K        1-4473         3-30-95
               Decommissioning Trust              Report
               Agreement (PVNGS Unit 1)
               dated as of December 1, 1994

  10.6         Amendment No. 2 to                 10.4 to 1996 Form 10-K        1-4473         3-28-97
               Decommissioning Trust              Report
               Agreement (PVNGS Unit 1)
               dated as of July 1, 1991

  10.7         Amendment No. 1 to                 10.2 to 1994 Form 10-K        1-4473         3-30-95
               Decommissioning Trust              Report
               Agreement (PVNGS Unit 3)
               dated as of December 1, 1994

  10.8         Amendment No. 2 to                 10.6 to 1996 Form 10-K        1-4473         3-28-97
               Decommissioning Trust              Report
               Agreement (PVNGS Unit 3)
               dated as of July 1, 1991

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  10.9         Amended and Restated               10.1 to Pinnacle West         1-8962         3-26-92
               Decommissioning Trust              1991 Form 10-K Report
               Agreement (PVNGS Unit 2)
               dated as of January 31, 1992,
               among the Company, Mellon
               Bank, N.A., as
               Decommissioning Trustee, and
               State Street Bank and Trust
               Company, as successor to The
               First National Bank of
               Boston, as Owner Trustee
               under two separate Trust
               Agreements, each with a
               separate Equity Participant,
               and as Lessor under two
               separate Facility Leases, each
               relating to an undivided
               interest in PVNGS Unit 2

  10.10        First Amendment to Amended         10.2 to 1992 Form 10-K        1-4473         3-30-93
               and Restated                       Report
               Decommissioning Trust
               Agreement (PVNGS Unit 2),
               dated as of November 1, 1992

  10.11        Amendment No. 2 to Amended         10.3 to 1994 Form 10-K        1-4473         3-30-95
               and Restated                       Report
               Decommissioning Trust
               Agreement (PVNGS Unit 2)
               dated as of November 1, 1994

  10.12        Amendment No. 3 to Amended         10.1 to June 1996 Form        1-4473         8-9-96
               and Restated                       10-Q Report
               Decommissioning Trust
               Agreement (PVNGS Unit 2)
               dated as of January 31, 1992

  10.13        Amendment No. 4 to Amended         10.5 to 1996 Form 10-K        1-4473         3-28-97
               and Restated                       Report
               Decommissioning Trust
               Agreement (PVNGS Unit 2)
               dated as of January 31, 1992

  10.14        Asset Purchase and Power           10.1 to June 1991 Form        1-4473         8-8-91
               Exchange Agreement dated           10-Q Report
               September 21, 1990 between
               the Company and PacifiCorp,
               as amended as of October 11,
               1990 and as of July 18, 1991

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  10.15        Long-Term Power                    10.2 to June 1991 Form        1-4473         8-8-91
               Transactions Agreement dated       10-Q Report
               September 21, 1990 between
               the Company and PacifiCorp,
               as amended as of October 11,
               1990 and as of July 8, 1991

  10.16        Contract, dated July 21, 1984,     10.31 to Pinnacle West's      2-96386        3-13-85
               with DOE providing for the         Form S-14 Registration
               disposal of nuclear fuel and/or    Statement
               high-level radioactive waste,
               ANPP

  10.17        Amendment No. 1 dated              10.3 to 1995 Form 10-K        1-4473         3-29-96
               April 5, 1995 to the Long-Term     Report
               Power Transactions Agreement
               and Asset Purchase and Power
               Exchange Agreement between
               PacifiCorp and the Company

  10.18        Restated Transmission              10.4 to 1995 Form 10-K        1-4473         3-29-96
               Agreement between PacifiCorp       Report
               and the Company dated
               April 5, 1995

  10.19        Contract among PacifiCorp,         10.5 to 1995 Form 10-K        1-4473         3-29-96
               the Company and United             Report
               States Department of Energy
               Western Area Power
               Administration, Salt Lake
               Area Integrated Projects
               for Firm Transmission
               Service dated May 5, 1995

  10.20        Reciprocal Transmission            10.6 to 1995 Form 10-K        1-4473         3-29-96
               Service Agreement between          Report
               the Company and PacifiCorp
               dated as of March 2, 1994

  10.21        Indenture of Lease with            5.01 to Form S-7              2-59644        9-1-77
               Navajo Tribe of Indians, Four      Registration Statement
               Corners Plant

  10.22        Supplemental and Additional        5.02 to Form S-7              2-59644        9-1-77
               Indenture of Lease, including      Registration Statement
               amendments and supplements
               to original lease with Navajo
               Tribe of Indians, Four Corners
               Plant

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  10.23        Amendment and Supplement           10.36 to Registration         1-8962         7-25-85
               No. 1 to Supplemental and          Statement on Form 8-B of
               Additional Indenture of Lease,     Pinnacle West
               Four Corners, dated April 25,
               1985

  10.24        Application and Grant of           5.04 to Form S-7              2-59644        9-1-77
               multi-party rights-of-way and      Registration Statement
               easements, Four Corners
               Plant Site

  10.25        Application and Amendment          10.37 to Registration         1-8962         7-25-85
               No. 1 to Grant of multi-party      Statement on Form 8-B of
               rights-of-way and easements,       Pinnacle West
               Four Corners Power Plant
               Site, dated April 25, 1985

  10.26        Application and Grant of           5.05 to Form S-7              2-59644        9-1-77
               Arizona Public Service             Registration Statement
               Company rights-of-way and
               easements, Four Corners
               Plant Site

  10.27        Application and Amendment          10.38 to Registration         1-8962         7-25-85
               No. 1 to Grant of Arizona          Statement on Form 8-B of
               Public Service Company             Pinnacle West
               rights-of-way and easements,
               Four Corners Power Plant
               Site, dated April 25, 1985

  10.28        Indenture of Lease, Navajo         5(g) to Form S-7              2-36505        3-23-70
               Units 1, 2, and 3                  Registration Statement

  10.29        Application and Grant of           5(h) to Form S-7              2-36505        3-23-70
               rights-of-way and easements,       Registration Statement
               Navajo Plant

  10.30        Water Service Contract             5(l) to Form S-7              2-39442        3-16-71
               Assignment with the United         Registration Statement
               States Department of Interior,
               Bureau of Reclamation,
               Navajo Plant

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  10.31        Arizona Nuclear Power              10.1 to 1988 Form 10-K        1-4473         3-8-89
               Project Participation              Report
               Agreement, dated August 23,
               1973, among the Company,
               Salt River Project Agricultural
               Improvement and Power
               District, Southern California
               Edison Company, Public
               Service Company of New
               Mexico, El Paso Electric
               Company, Southern California
               Public Power Authority, and
               Department of Water and
               Power of the City of Los
               Angeles, and amendments
               1-12 thereto

  10.32        Amendment No. 13 dated as          10.1 to March 1991 Form       1-4473         5-15-91
               of April 22, 1991, to Arizona      10-Q Report
               Nuclear Power Project
               Participation Agreement,
               dated August 23, 1973, among
               the Company, Salt River
               Project Agricultural
               Improvement and Power
               District, Southern California
               Edison Company, Public
               Service Company of New
               Mexico, El Paso Electric
               Company, Southern California
               Public Power Authority, and
               Department of Water and
               Power of the City of Los
               Angeles

  10.33(c)     Facility Lease, dated as of        4.3 to Form S-3               33-9480        10-24-86
               August 1, 1986, between            Registration Statement
               State Street Bank and Trust
               Company, as successor to The
               First National Bank of
               Boston, in its capacity as
               Owner Trustee, as Lessor, and
               the Company, as Lessee

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  10.34(c)     Amendment No. 1, dated as of       10.5 to September 1986        1-4473         12-4-86
               November 1, 1986, to Facility      Form 10-Q Report by
               Lease, dated as of August 1,       means of Amendment No.
               1986, between State Street         1 on December 3, 1986
               Bank and Trust Company, as         Form 8
               successor to The First
               National Bank of Boston, in
               its capacity as Owner Trustee,
               as Lessor, and the Company,
               as Lessee

  10.35(c)     Amendment No. 2 dated as of        10.3 to 1988 Form 10-K        1-4473         3-8-89
               June 1, 1987 to Facility Lease     Report
               dated as of August 1, 1986
               between State Street Bank
               and Trust Company, as
               successor to The First
               National Bank of Boston, as
               Lessor, and APS, as Lessee

  10.36(c)     Amendment No. 3, dated as of       10.3 to 1992 Form 10-K        1-4473         3-30-93
               March 17, 1993, to Facility        Report
               Lease, dated as of August 1,
               1986, between State Street
               Bank and Trust Company, as
               successor to The First
               National Bank of Boston, as
               Lessor, and the Company, as
               Lessee

  10.37        Facility Lease, dated as of        10.1 to November 18, 1986     1-4473         1-20-87
               December 15, 1986, between         Form 8-K Report
               State Street Bank and Trust
               Company, as successor to The
               First National Bank of
               Boston, in its capacity as
               Owner Trustee, as Lessor, and
               the Company, as Lessee

  10.38        Amendment No. 1, dated as of       4.13 to Form S-3              1-4473         8-24-87
               August 1, 1987, to Facility        Registration Statement
               Lease, dated as of December        No. 33-9480 by means of
               15, 1986, between State Street     August 1, 1987 Form 8-K
               Bank and Trust Company, as         Report
               successor to The First
               National Bank of Boston, as
               Lessor, and the Company, as
               Lessee

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  10.39        Amendment No. 2, dated as of       10.4 to 1992 Form 10-K        1-4473         3-30-93
               March 17, 1993, to Facility        Report
               Lease, dated as of December
               15, 1986, between State Street
               Bank and Trust Company, as
               successor to The First
               National Bank of Boston, as
               Lessor, and the Company, as
               Lessee

  10.40(a)     Directors' Deferred                10.1 to June 1986 Form        1-4473         8-13-86
               Compensation Plan, as              10-Q Report
               restated, effective January 1,
               1986

  10.41(a)     Second Amendment to the            10.2 to 1993 Form 10-K        1-4473         3-30-94
               Arizona Public Service             Report
               Company Directors' Deferred
               Compensation Plan, effective
               as of January 1, 1993

  10.42(a)     Third Amendment to the             10.1 to September 1994        1-4473         11-10-94
               Arizona Public Service             Form 10-Q
               Company Directors' Deferred
               Compensation Plan effective
               as of May 1, 1993

  10.43(a)     Arizona Public Service             10.4 to 1988 Form 10-K        1-4473         3-8-89
               Company Deferred                   Report
               Compensation Plan, as
               restated, effective January 1,
               1984, and the second and
               third amendments thereto,
               dated December 22, 1986, and
               December 23, 1987,
               respectively

  10.44(a)     Third Amendment to the             10.3 to 1993 Form  10-K       1-4473         3-30-94
               Arizona Public Service             Report
               Company Deferred
               Compensation Plan, effective
               as of January 1, 1993

  10.45(a)     Fourth Amendment to the            10.2 to September 1994        1-4473         11-10-94
               Arizona Public Service             Form 10-Q Report
               Company Deferred
               Compensation Plan effective
               as of May 1, 1993

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  10.46(a)     Fifth Amendment to the             10.3 to 1997 Form 10-K        1-4473         3-28-97
               Arizona Public Service             Report
               Company Deferred
               Compensation Plan

  10.47(a)     Pinnacle West Capital              10.10 to 1995 Form 10-K       1-4473         3-29-96
               Corporation, Arizona Public        Report
               Service Company, SunCor
               Development Company
               and El Dorado Investment
               Company Deferred
               Compensation Plan as
               amended and restated
               effective January 1, 1996

  10.48(a)     Arizona Public Service             10.11 to 1995 Form 10-K       1-4473         3-29-96
               Company Supplemental               Report
               Excess Benefit Retirement
               Plan as amended and
               restated on December 20, 1995

  10.49(a)     Pinnacle West Capital              10.7 to 1994 Form 10-K        1-4473         3-30-95
               Corporation and Arizona            Report
               Public Service Company
               Directors' Retirement Plan
               effective as of January 1, 1995

  10.50(a)     Arizona Public Service             10.1 to September 1997        1-4473         11-12-97
               Company Director                   Form 10-K Report
               Equity Plan

  10.51(a)     Letter Agreement dated             10.6 to 1994 Form 10-K        1-4473         3-30-95
               December 21, 1993, between         Report
               the Company and William L.
               Stewart

  10.52(a)     Letter Agreement dated             10.8 to 1996 Form 10-K        1-4473         3-28-97
               August 16, 1996 between            Report
               the Company and
               William L. Stewart

  10.53(a)     Letter Agreement between           10.2 to September 1997        1-4473         11-12-97
               the Company and                    Form 10-Q Report
               William L. Stewart

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  10.54(a)     Letter Agreement, dated April      10.7 to 1988 Form 10-K        1-4473         3-8-89
               3, 1978, between the Company       Report
               and O. Mark DeMichele,
               regarding certain retirement
               benefits granted to Mr.
               DeMichele

  10.55(a)     Letter Agreement dated             10.9 to 1996 Form 10-K        1-4473         3-28-97
               November 27, 1996 between          Report
               the Company and
               George A. Schreiber, Jr.

  10.56(a)     Letter Agreement dated as          10.8 to 1995 Form 10-K        1-4473         3-29-96
               of January 1, 1996 between         Report
               the Company and Robert G.
               Matlock & Associates, Inc.
               for consulting services

  10.57(a)(d)  Key Executive Employment           10.3 to 1989 Form 10-K        1-4473         3-8-90
               and Severance Agreement            Report
               between the Company and
               certain executive officers of
               the Company

  10.58(a)(d)  Revised form of Key Executive      10.5 to 1993 Form 10-K        1-4473         3-30-94
               Employment and Severance           Report
               Agreement between the
               Company and certain
               executive officers of the
               Company

  10.59(a)(d)  Second revised form of Key         10.9 to 1994 Form 10-K        1-4473         3-30-95
               Executive Employment and           Report
               Severance Agreement between
               the Company and certain
               executive officers of the
               Company

  10.60(a)(d)  Key Executive Employment           10.4 to 1989 Form 10-K        1-4473         3-8-90
               and Severance Agreement            Report
               between the Company and
               certain managers of the
               Company

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  10.61(a)(d)  Revised form of Key Executive      10.4 to 1993 Form 10-K        1-4473         3-30-94
               Employment and Severance           Report
               Agreement between the
               Company and certain key
               employees of the Company

  10.62(a)(d)  Second revised form of Key         10.8 to 1994 Form 10-K        1-4473         3-30-95
               Executive Employment and           Report
               Severance Agreement between
               the Company and certain key
               employees of the Company

  10.63(a)     Pinnacle West Capital              10.1 to 1992 Form 10-K        1-4473         3-30-93
               Corporation Stock Option and       Report
               Incentive Plan

  10.64(a)     Pinnacle West Capital              A to the Proxy Statement      1-8962         4-16-94
               Corporation 1994 Long-Term         for the Plan Report
               Incentive Plan effective as of     Pinnacle West 1994
               March 23, 1994                     Annual Meeting of
                                                  Shareholders

  10.65        Agreement No. 13904 (Option        10.3 to 1991 Form 10-K        1-4473         3-19-92
               and Purchase of Effluent)          Report
               with Cities of Phoenix,
               Glendale, Mesa, Scottsdale,
               Tempe, Town of Youngtown,
               and Salt River Project
               Agricultural Improvement and
               Power District, dated April 23,
               1973

  10.66        Agreement for the Sale and         10.4 to 1991 Form 10-K        1-4473         3-19-92
               Purchase of Wastewater             Report
               Effluent with City of Tolleson
               and Salt River Agricultural
               Improvement and Power
               District, dated June 12, 1981,
               including Amendment No. 1
               dated as of November 12,
               1981 and Amendment No. 2
               dated as of June 4, 1986

  99.1         Collateral Trust Indenture         4.2 to 1992 Form 10-K         1-4473         3-30-93
               among PVNGS II Funding             Report
               Corp., Inc., the Company and
               Chemical Bank, as Trustee

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  99.2         Supplemental Indenture to          4.3 to 1992 Form 10-K         1-4473         3-30-93
               Collateral Trust Indenture         Report
               among PVNGS II Funding
               Corp., Inc., the Company and
               Chemical Bank, as Trustee

  99.3(c)      Participation Agreement,           28.1 to September 1992        1-4473         11-9-92
               dated as of August 1, 1986,        Form 10-Q Report
               among PVNGS Funding
               Corp., Inc., Bank of America
               National Trust and Savings
               Association, State Street Bank
               and Trust Company, as
               successor to The First
               National Bank of Boston, in
               its individual capacity and as
               Owner Trustee, Chemical
               Bank, in its individual
               capacity and as Indenture
               Trustee, the Company, and
               the Equity Participant named
               therein

  99.4(c)      Amendment No. 1 dated as of        10.8 to September 1986        1-4473         12-4-86
               November 1, 1986, to               Form 10-Q Report by
               Participation Agreement,           means of Amendment No.
               dated as of August 1,1986,         1, on December 3, 1986
               among PVNGS Funding                Form 8
               Corp., Inc., Bank of America
               National Trust and Savings
               Association, State Street Bank
               and Trust Company, as
               successor to The First
               National Bank of Boston, in
               its individual capacity and as
               Owner Trustee, Chemical
               Bank, in its individual
               capacity and as Indenture
               Trustee, the Company, and
               the Equity Participant named
               therein

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  99.5(c)      Amendment No. 2, dated as of       28.4 to 1992 Form 10-K        1-4473         3-30-93
               March 17, 1993, to                 Report
               Participation Agreement,
               dated as of August 1, 1986,
               among PVNGS Funding
               Corp.,  Inc., PVNGS II
               Funding Corp., Inc., State
               Street Bank and Trust
               Company,  as successor to The
               First National Bank of
               Boston, in its individual
               capacity and as Owner
               Trustee, Chemical  Bank, in its
               individual capacity and as
               Indenture Trustee, the
               Company, and the Equity
               Participant named therein

  99.6(c)      Trust Indenture, Mortgage,         4.5 to Form S-3               33-9480        10-24-86
               Security Agreement and             Registration Statement
               Assignment of Facility Lease,
               dated as of August 1, 1986,
               between State Street Bank
               and Trust Company, as
               successor to The First
               National Bank of Boston, as
               Owner Trustee, and Chemical
               Bank, as Indenture Trustee

  99.7(c)      Supplemental Indenture No.         10.6 to September 1986        1-4473         12-4-86
               1, dated as of November 1,         Form 10-Q Report by
               1986 to Trust Indenture,           means of Amendment No.
               Mortgage, Security Agreement       1 on December 3, 1986
               and Assignment of Facility         Form 8
               Lease, dated as of August 1,
               1986, between State Street
               Bank and Trust Company, as
               successor to The First
               National Bank of Boston, as
               Owner Trustee, and Chemical
               Bank, as Indenture Trustee

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  99.8(c)      Supplemental Indenture No. 2       4.4 to 1992 Form 10-K         1-4473         3-30-93
               to Trust Indenture, Mortgage,      Report
               Security Agreement and
               Assignment of Facility Lease,
               dated as of August 1, 1986,
               between State Street Bank
               and Trust Company, as
               successor to The First
               National Bank of Boston,
               as Owner Trustee, and Chemical
               Bank, as Indenture Trustee

  99.9(c)      Assignment, Assumption and         28.3 to Form S-3              33-9480        10-24-86
               Further Agreement, dated as        Registration Statement
               of August 1, 1986, between
               the Company and State Street
               Bank and Trust Company, as
               successor to The First
               National Bank of Boston, as
               Owner Trustee

  99.10(c)     Amendment No. 1, dated as of       10.10 to September 1986       1-4473         12-4-86
               November 1, 1986, to               Form 10-Q Report by
               Assignment, Assumption and         means of Amendment No.
               Further Agreement, dated as        1 on December 3, 1986
               of August 1, 1986, between         Form 8
               the Company and State Street
               Bank and Trust Company, as
               successor to The First
               National Bank of Boston, as
               Owner Trustee

  99.11(c)     Amendment No. 2, dated as of       28.6 to 1992 Form 10-K        1-4473         3-30-93
               March 17, 1993, to                 Report
               Assignment, Assumption and
               Further Agreement, dated as
               of August 1, 1986, between
               the Company and State Street
               Bank and Trust Company, as
               successor to The First
               National Bank of Boston, as
               Owner Trustee

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  99.12        Participation Agreement,           28.2 to September 1992        1-4473         11-9-92
               dated as of December 15,           Form 10-Q Report
               1986, among PVNGS Funding
               Corp., Inc., State Street Bank
               and Trust Company, as
               successor to The First
               National Bank of Boston, in
               its individual capacity and as
               Owner Trustee, Chemical
               Bank, in its individual
               capacity and as Indenture
               Trustee under a Trust
               Indenture, the Company, and
               the Owner Participant named
               therein

  99.13        Amendment No. 1, dated as of       28.20 to Form S-3             1-4473         8-10-87
               August 1, 1987, to                 Registration Statement
               Participation Agreement,           No. 33-9480 by means of a
               dated as of December 15,           November 6, 1986 Form
               1986, among PVNGS Funding          8-K Report
               Corp., Inc. as Funding
               Corporation, State Street
               Bank and Trust Company, as
               successor to The First
               National Bank of Boston, as
               Owner Trustee, Chemical
               Bank, as Indenture Trustee,
               the Company, and the Owner
               Participant named therein

  99.14        Amendment No. 2, dated as of       28.5 to 1992 Form 10-K        1-4473         3-30-93
               March 17, 1993, to                 Report
               Participation Agreement,
               dated as of December 15,
               1986, among PVNGS Funding
               Corp.,  Inc., PVNGS II
               Funding Corp.,  Inc., State
               Street Bank and Trust
               Company, as successor to The
               First National Bank of
               Boston, in its individual
               capacity and as Owner
               Trustee, Chemical Bank, in its
               individual capacity and as
               Indenture Trustee, the
               Company, and the Owner
               Participant named therein

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  99.15        Trust Indenture, Mortgage,         10.2 to November 18, 1986     1-4473         1-20-87
               Security Agreement and             Form 8-K Report
               Assignment of Facility Lease,
               dated as of December 15,
               1986, between State Street
               Bank and Trust Company, as
               successor to The First
               National Bank of Boston, as
               Owner Trustee, and Chemical
               Bank, as Indenture Trustee

  99.16        Supplemental Indenture No.         4.13 to Form S-3              1-4473         8-24-87
               1, dated as of August 1, 1987,     Registration Statement
               to Trust Indenture, Mortgage,      No. 33-9480 by means of
               Security Agreement and             August 1, 1987 Form 8-K
               Assignment of Facility Lease,      Report
               dated as of December 15,
               1986, between State Street
               Bank and Trust Company, as
               successor to The First
               National Bank of Boston, as
               Owner Trustee, and Chemical
               Bank, as Indenture Trustee

  99.17        Supplemental Indenture No. 2       4.5 to 1992 Form 10-K         1-4473         3-30-93
               to Trust Indenture, Mortgage,      Report
               Security Agreement and
               Assignment of Facility Lease,
               dated as of December 15,
               1986, between State Street
               Bank and Trust Company, as
               successor to The First
               National Bank of Boston, as
               Owner Trustee, and Chemical
               Bank, as Indenture Trustee

  99.18        Assignment, Assumption and         10.5 to November 18, 1986     1-4473         1-20-87
               Further Agreement, dated as        Form 8-K Report
               of December 15, 1986,
               between the Company and
               State Street Bank and Trust
               Company, as successor to The
               First National Bank of
               Boston, as Owner Trustee

Exhibit No.    Description                        Originally Filed as Exhibit:  File No.(b)    Date Effective
-----------    -----------                        ----------------------------  -----------    --------------
  99.19        Amendment No. 1, dated as of       28.7 to 1992 Form 10-K        1-4473         3-30-93
               March 17, 1993, to                 Report
               Assignment, Assumption and
               Further Agreement, dated as
               of December 15, 1986,
               between the Company and
               State Street Bank and Trust
               Company, as successor to The
               First National Bank of
               Boston, as Owner Trustee

  99.20(c)     Indemnity Agreement dated          28.3 to 1992 Form 10-K        1-4473         3-30-93
               as of March 17, 1993 by the        Report
               Company

  99.21        Extension Letter, dated as of      28.20 to Form S-3             1-4473         8-10-87
               August 13, 1987, from the          Registration Statement
               signatories of the                 No. 33-9480 by means of a
               Participation Agreement to         November 6, 1986 Form
               Chemical Bank                      8-K Report

  99.22        Arizona Corporation                28.1 to 1991 Form 10-K        1-4473         3-19-92
               Commission Order dated             Report
               December 6, 1991

  99.23        Arizona Corporation                10.1 to June Form 10-Q        1-4473         8-12-94
               Commission Order dated             Report
               June 1, 1994

  99.24        Rate Reduction Agreement           10.1 to December 4, 1995      1-4473         12-14-95
               dated December 4, 1995             Form 8-K Report
               between the Company and the
               ACC Staff

  99.25        Arizona Corporation                10.1 to March 1996            1-4473         5-14-96
               Commission Order                   Form 10-Q Report
               dated April 24, 1996

  99.26        Arizona Corporation                99.1 to 1996 Form 10-K        1-4473         3-28-97
               Commission Order,                  Report
               Decision No. 59943, dated
               December 26, 1996,
               including the Rules regarding
               the introduction of retail
               competition in Arizona

------------------

     (a) Management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     (b) Reports filed under File No. 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

     (c) An additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional Equity Participant. Although such additional document may differ in other respects (such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

     (d) Additional agreements, substantially identical in all material respects to this Exhibit have been entered into with additional officers and key employees of the Company. Although such additional documents may differ in other respects (such as dollar amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.


Reports on Form 8-K

     During the quarter ended December 31, 1996, and the period ended March 27, 1998, the Company filed the following Report on Form 8-K:

          Report dated January 13, 1998 comprised of Exhibits to the Company's Registration Statements (Registration Nos. 333-15379 and 333-27551) relating to the Company's offering of $100 million of Notes.

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

                                          ARIZONA PUBLIC SERVICE COMPANY
                                                   (Registrant)


Date:  March    27, 1998                         WILLIAM J. POST
                                          ------------------------------
                                            (William J. Post, President
                                            and Chief Executive Officer)


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

                    Signature                                              Title                        Date
                    ---------                                              -----                        ----

                 WILLIAM J. POST                                Principal Executive Officer        March 27, 1998
----------------------------------------------------                    and Director
           (William J. Post, President
           and Chief Executive Officer)

             GEORGE A. SCHREIBER, JR.                          Principal Accounting Officer,       March 27, 1998
----------------------------------------------------            Principal Financial Officer
            (George A. Schreiber, Jr.)                                  and Director


                O. MARK DEMICHELE                                         Director                 March 27, 1998
----------------------------------------------------
               (O. Mark DeMichele)

               MICHAEL L. GALLAGHER                                       Director                 March 27, 1998
----------------------------------------------------
              (Michael L. Gallagher)

                 MARTHA O. HESSE                                          Director                 March 27, 1998
----------------------------------------------------
                (Martha O. Hesse)

               MARIANNE M. JENNINGS                                       Director                 March 27, 1998
----------------------------------------------------
              (Marianne M. Jennings)

                 ROBERT E. KEEVER                                         Director                 March 27, 1998
----------------------------------------------------
                (Robert E. Keever)

                ROBERT G. MATLOCK                                         Director                 March 27, 1998
----------------------------------------------------
               (Robert G. Matlock)

                    Signature                                              Title                        Date
                    ---------                                              -----                        ----
                BRUCE J. NORDSTROM                                        Director                 March 27, 1998
----------------------------------------------------
               (Bruce J. Nordstrom)

                JOHN R. NORTON III                                        Director                 March 27, 1998
----------------------------------------------------
               (John R. Norton III)

                 DONALD M. RILEY                                          Director                 March 27, 1998
----------------------------------------------------
                (Donald M. Riley)

              QUENTIN P. SMITH, JR.                                       Director                 March 27, 1998
----------------------------------------------------
             (Quentin P. Smith, Jr.)

                                                                          Director
----------------------------------------------------
                 (Richard Snell)

                 DIANNE C. WALKER                                         Director                 March 27, 1998
----------------------------------------------------
                (Dianne C. Walker)

               BEN F. WILLIAMS, JR.                                       Director                 March 27, 1998
----------------------------------------------------
              (Ben F. Williams, Jr.)

                                                   Commission File Number 1-4473
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------









                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                   EXHIBITS TO

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                -----------------

                         Arizona Public Service Company
               (Exact name of registrant as specified in charter)












--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS



Exhibit No.                                        Description
-----------                                        -----------

10.1a     ___    1998 Management Variable Incentive Plan

10.2a     ___    1998 Senior Management Variable Incentive Plan

10.3a     ___    1998 Officers Variable Incentive Plan

23.1      ___    Consent of Deloitte & Touche LLP

27.1      ___    Financial Data Schedule

---------------

         (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         For a description of the Exhibits incorporated in this filing by reference, see Part IV, Item 14.