Form 10-Q
period 1998-03-31
ARIZONA PUBLIC SERVICE CO
filed 1998-05-15
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                              --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------

Commission file number    1-4473
                      --------------

                         ARIZONA PUBLIC SERVICE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arizona                                               86-0011170
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona         85072-3999
--------------------------------------------------------         ----------
         (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:            (602) 250-1000


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

               Number of shares of common stock, $2.50 par value, outstanding as of May 15, 1998: 71,264,947

                                    Glossary
                                    --------

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

Cholla - Cholla Power Plant

Company - Arizona Public Service Company

EITF - Emerging Issues Task Force

EITF 97-4 - Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity --- Issues Related to the Applications of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises --- Accounting for the Discontinuation of Application of FASB Statement No. 71"

EPA - United States Environmental Protection Agency

FERC - Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

ITC - Investment tax credit

1997 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 1997

NGS - Navajo Generating Station

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation

Power Coordination Agreement - 1955 agreement between the Company and Salt River Project that provides for certain electric system and power sales

Rules - Rules adopted by the ACC for the introduction of retail electric competition in Arizona

SFAS No. 71 - Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 130 - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SFAS No. 131 - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"

SFAS No. 132 - Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits"

Salt River Project - Salt River Project Agricultural Improvement and Power District

Territorial Agreement - 1955 agreement between the Company and Salt River Project that has provided exclusive retail service territories in Arizona as against each other

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)
                                                              Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ..........................   $ 380,423    $ 379,021
                                                         ---------    ---------

FUEL EXPENSES:
  Fuel for electric generation .......................      50,328       51,122
  Purchased power ....................................      23,589       34,347
                                                         ---------    ---------
     Total ...........................................      73,917       85,469
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ................     306,506      293,552
                                                         ---------    ---------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses .      96,416       88,016
  Depreciation and amortization ......................      92,147       92,015
  Income taxes .......................................      24,464       22,292
  Other taxes ........................................      29,938       29,790
                                                         ---------    ---------
     Total ...........................................     242,965      232,113
                                                         ---------    ---------
OPERATING INCOME .....................................      63,541       61,439
                                                         ---------    ---------

OTHER INCOME (DEDUCTIONS):
  Other - net ........................................      (2,396)      (2,209)
  Income taxes .......................................       4,455        4,340
                                                         ---------    ---------
     Total ...........................................       2,059        2,131
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ....................      65,600       63,570
                                                         ---------    ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt .........................      35,183       34,429
  Interest on short-term borrowings ..................         684        2,328
  Debt discount, premium and expense .................       1,949        2,002
  Capitalized interest ...............................      (4,151)      (3,834)
                                                         ---------    ---------
     Total ...........................................      33,665       34,925
                                                         ---------    ---------

NET INCOME ...........................................      31,935       28,645
PREFERRED STOCK DIVIDEND REQUIREMENTS ................       2,878        3,626
                                                         ---------    ---------
EARNINGS FOR COMMON STOCK ............................   $  29,057    $  25,019
                                                         =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                              Twelve Months
                                                             Ended March 31,
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------
                                                          (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ........................   $ 1,879,955    $ 1,752,032
                                                       -----------    -----------

FUEL EXPENSES:
  Fuel for electric generation .....................       200,547        239,181
  Purchased power ..................................       224,528        115,539
                                                       -----------    -----------
     Total .........................................       425,075        354,720
                                                       -----------    -----------
OPERATING REVENUES LESS FUEL EXPENSES ..............     1,454,880      1,397,312
                                                       -----------    -----------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses       407,834        430,987
  Depreciation and amortization ....................       365,803        330,839
  Income taxes .....................................       186,909        169,446
  Other taxes ......................................       120,407        116,915
                                                       -----------    -----------
     Total .........................................     1,080,953      1,048,187
                                                       -----------    -----------
OPERATING INCOME ...................................       373,927        349,125
                                                       -----------    -----------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ...................................          --            3,534
  Other - net ......................................       (10,014)       (17,462)
  Income taxes .....................................        31,528         44,242
                                                       -----------    -----------
     Total .........................................        21,514         30,314
                                                       -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ..................       395,441        379,439
                                                       -----------    -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt .......................       141,685        144,695
  Interest on short-term borrowings ................         7,760         10,279
  Debt discount, premium and expense ...............         7,738          8,061
  Capitalized interest .............................       (16,525)       (10,106)
                                                       -----------    -----------
     Total .........................................       140,658        152,929
                                                       -----------    -----------

NET INCOME .........................................       254,783        226,510
PREFERRED STOCK DIVIDEND REQUIREMENTS ..............        12,055         16,241
                                                       -----------    -----------
EARNINGS FOR COMMON STOCK ..........................   $   242,728    $   210,269
                                                       ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                   (Unaudited)
                                                      March 31,     December 31,
                                                         1998           1997
                                                     -----------    ------------

                                                       (Thousands of Dollars)
UTILITY PLANT:
Electric plant in service and held for future use    $ 7,024,991    $ 7,009,059
Less accumulated depreciation and amortization ...     2,685,184      2,620,607
                                                     -----------    -----------
   Net ...........................................     4,339,807      4,388,452
Construction work in progress ....................       270,147        237,492
Nuclear fuel, net of amortization ................        58,737         51,624
                                                     -----------    -----------
   Utility plant - net ...........................     4,668,691      4,677,568
                                                     -----------    -----------

INVESTMENTS AND OTHER ASSETS .....................       167,243        164,906
                                                     -----------    -----------

CURRENT ASSETS:
Cash and cash equivalents ........................         8,936         12,552
Accounts receivable:
   Service customers .............................       112,208        141,022
   Other .........................................        17,847         31,313
   Allowance for doubtful accounts ...............          (981)        (1,338)
Accrued utility revenues .........................        49,531         58,559
Materials and supplies, at average cost ..........        72,902         70,634
Fossil fuel, at average cost .....................        10,854          9,621
Deferred income taxes ............................         3,496          3,496
Other ............................................        27,013         24,529
                                                     -----------    -----------
   Total current assets ..........................       301,806        350,388
                                                     -----------    -----------

DEFERRED DEBITS:
Regulatory asset for income taxes ................       444,887        458,369
Rate synchronization cost deferral ...............       345,068        358,871
Unamortized costs of reacquired debt .............        61,592         63,501
Unamortized debt issue costs .....................        15,576         15,303
Other ............................................       236,254        242,236
                                                     -----------    -----------
   Total deferred debits .........................     1,103,377      1,138,280
                                                     -----------    -----------

   TOTAL .........................................   $ 6,241,117    $ 6,331,142
                                                     ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   LIABILITIES
                                   (Unaudited)

                                                                  March 31,    December 31,
                                                                    1998           1997
                                                                ------------   ------------

                                                                   (Thousands of Dollars)
CAPITALIZATION:
Common stock ...............................................     $  178,162     $  178,162
Premiums and expenses - net ................................      1,142,499      1,142,364
Retained earnings ..........................................        472,853        528,798
                                                                 ----------     ----------
   Common stock equity .....................................      1,793,514      1,849,324
Non-redeemable preferred stock .............................        141,317        142,051
Redeemable preferred stock .................................         19,110         29,110
Long-term debt less current maturities .....................      2,019,248      1,953,162
                                                                 ----------     ----------
   Total capitalization ....................................      3,973,189      3,973,647
                                                                 ----------     ----------

CURRENT LIABILITIES:
Commercial paper ...........................................         81,000        130,750
Current maturities of long-term debt .......................          4,068        104,068
Accounts payable ...........................................         72,467        107,423
Accrued taxes ..............................................        141,148         85,886
Accrued interest ...........................................         26,247         31,660
Common dividends payable ...................................         42,500           --
Customer deposits ..........................................         28,788         29,116
Other ......................................................         29,094         19,588
                                                                 ----------     ----------
   Total current liabilities ...............................        425,312        508,491
                                                                 ----------     ----------

DEFERRED CREDITS AND OTHER:
Deferred income taxes ......................................      1,337,255      1,345,177
Deferred investment tax credit .............................         56,639         60,093
Unamortized gain - sale of utility plant ...................         81,219         82,363
Customer advances for construction .........................         30,083         29,294
Other ......................................................        337,420        332,077
                                                                 ----------     ----------
   Total deferred credits and other ........................      1,842,616      1,849,004
                                                                 ----------     ----------

COMMITMENTS AND CONTINGENCIES  (Notes 5, 8, and 9)

   TOTAL ...................................................     $6,241,117     $6,331,142
                                                                 ==========     ==========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)
                                                              Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income .........................................   $  31,935    $  28,645
  Items not requiring cash:
    Depreciation and amortization ....................      92,147       92,015
    Nuclear fuel amortization ........................       8,417        7,523
    Deferred income taxes - net ......................      (7,010)      (8,948)
    Deferred investment tax credit - net .............      (3,454)      (3,380)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ........................      41,923       24,589
    Accrued utility revenues .........................       9,028        6,244
    Materials, supplies and fossil fuel ..............      (3,501)       2,196
    Other current assets .............................      (2,484)      (2,024)
    Accounts payable .................................     (33,020)     (48,355)
    Accrued taxes ....................................      55,262       47,992
    Accrued interest .................................      (5,413)     (14,482)
    Other current liabilities ........................       7,528        4,313
  Other - net ........................................      13,730       28,385
                                                         ---------    ---------
Net cash flow provided by operating activities .......     205,088      164,713
                                                         ---------    ---------
Cash Flows from Investing Activities:
  Capital expenditures ...............................     (60,848)     (77,129)
  Capitalized interest ...............................      (4,151)      (3,834)
  Other ..............................................      (2,533)      (4,046)
                                                         ---------    ---------
      Net cash flow used for investing activities ....     (67,532)     (85,009)
                                                         ---------    ---------

Cash Flows from Financing Activities:
  Long-term debt .....................................      99,375         --
  Short-term borrowings - net ........................     (49,750)     199,400
  Dividends paid on common stock .....................     (42,500)     (42,500)
  Dividends paid on preferred stock ..................      (2,964)      (3,897)
  Repayment of preferred stock .......................     (10,599)     (25,980)
  Repayment and reacquisition of long-term debt ......    (134,734)    (193,056)
                                                         ---------    ---------
      Net cash flow used for financing activities ....    (141,172)     (66,033)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents .      (3,616)      13,671
Cash and cash equivalents at beginning of period .....      12,552       12,521
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $   8,936    $  26,192
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ........   $  37,072    $  48,051
    Income taxes .....................................   $   1,250    $   9,814

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998, the results of operations for the three months and twelve months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1997 10-K.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the three months ended March 31, 1998.

5. Regulatory Matters --- Electric Industry Restructuring

State

ACC Rules. The ACC has been conducting an ongoing investigation into the restructuring of the Arizona electric industry. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition. The ACC framework rules include the following major provisions:

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

The ACC ordered in the rules that numerous issues (including reliability; stranded cost measurement and recovery; the phase-in process, bundled, unbundled and metering services; legal issues; and independent system operator and spot market development) require additional consideration prior to implementation of retail electric competition. During 1997, the ACC conducted workshops to gather input from various constituencies with respect to those issues. In 1998, the ACC has continued conducting workshops on certain of the issues.

In February 1998, the ACC completed a formal, generic hearing on stranded cost determination and recovery. Based on various assumptions, estimates and methodologies, the Company currently estimates that its stranded costs to be recovered (excluding regulatory assets which have already been addressed by the ACC) will be less than $500 million. The Company is seeking full recovery of stranded costs during a transition period proposed to go through 2006. On May 6, 1998, an ACC Hearing Officer issued a Recommended Decision in the above proceeding that, although recommending an opportunity for full recovery of the Company's stranded costs, would impose certain conditions and restrictions on stranded cost recovery. However, final decisions by the ACC have not yet been made with respect to this issue.

The Company believes that certain provisions of the ACC framework rules are deficient. In February 1997, a lawsuit was filed by the Company to protect its legal rights regarding those rules. That lawsuit is pending but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions.

Legislative Initiatives. An Arizona joint legislative committee studied electric utility industry restructuring issues in 1996 and 1997. In conjunction with that study, Arizona legislative counsel prepared memoranda in late 1997 related to the legal authority of the ACC to deregulate the Arizona electric utility industry. The memoranda raise a question as to the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces. This latter issue (the ability of the ACC to set rates based on the competitive market) was decided in favor of the ACC in the related lawsuits referenced in the preceding paragraph.

In May 1998, the final version of a bill to facilitate implementation of retail electric competition in the state was approved by the House/Senate conference committee of the Arizona legislature. The bill includes the following major provisions: (a) requirements that Arizona's largest government-operated electric utility (Salt River Project) and, at their option, smaller city electric systems
(i) open their service territories to electric service providers to implement retail electric generation competition for 20% of each utility's 1995 retail peak demand by December 31, 1998 and for all retail customers by December 31, 2000; (ii) decrease rates by at least 10% over a ten-year period beginning as early as January 1, 1991; (iii) implement procedures and public processes, including judicial review at the request of either an interested party or the Arizona Attorney General, for establishing the terms, conditions and pricing of electric services as well as certain other decisions affecting retail electric competition, which procedures and processes are comparable to those already applicable to public service corporations; (b) a description of the factors which form the basis of consideration by Salt River Project in determining stranded costs; and (c) a requirement, both for public power entities and public service corporations (including the Company), that billing, collection, metering and meter reading services be provided on a competitive basis during the first two years of competition only for customers having demands in excess of one megawatt (and that are eligible for competitive generation services), and thereafter for all customers receiving competitive electric generation.

The legislature will also review and make recommendations for the 1999 Arizona legislature on certain issues, including: whether public power entities excluded from the current bill should be included; taxation issues associated with electric competition; regulation of public power entities outside their service territory; constitutional issues relating to facilitating electric competition; system priority, capacity, capability and reliability; antitrust issues; and public power entities compliance with the code of conduct and affiliate issues between competitive and noncompetitive service electricity providers. The bill now goes to the Arizona House and Senate for a final vote and, if passed, to the Governor for consideration.

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

Regulatory Accounting

The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $0.9 billion at March 31, 1998. In accordance with the 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of the Company's regulatory assets to an eight-year period that began July 1, 1996.

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

General

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

6. Regulatory Matters --- 1996 Regulatory Agreement

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

Pursuant to the price reduction formula, in May 1997, the ACC approved a retail price decrease of approximately $17.6 million ($10.5 million after income taxes), or 1.2%, effective July 1, 1997. In March 1998, the Company filed with the ACC its calculation of an annual price reduction of approximately $17 million ($10 million after income taxes), or 1.1%, to become effective July 1, 1998. The amount and timing of the price decrease are subject to ACC approval.

7. Agreement with Salt River Project

On April 25, 1998, the Company and Salt River Project entered into a Memorandum of Agreement in anticipation of, and to facilitate, the opening of the Arizona electric industry. The Agreement contains the following major components (some of which are subject to approval of their respective Boards of Directors):

o The Company and Salt River Project would amend the Territorial Agreement to remove any barriers to the provision of competitive electricity supply and non-distribution services.

o The Company and Salt River Project would amend the Power Coordination Agreement to lower the price that the Company will pay Salt River Project for purchased power by approximately $17 million (pretax) in 1999 and by lesser annual amounts through 2006.

o The Company and Salt River Project agreed on certain legislative positions regarding electric utility restructuring at the state and federal level.

An ACC docket has been established so that the ACC may review certain provisions of the Agreement. The ACC Staff has requested the ACC Hearing Devision to issue a procedural order to govern the proceedings before the ACC on this matter. In its request, the ACC Staff identified certain issues that it believes the ACC should consider, including whether (a) the Territorial Agreement remains in the public interest, (b) the Agreement is a restraint of trade, and (c) the Agreement will materially lessen the potential for retail electric competition in Arizona. The Company cannot predict what action, if any, will result from any ACC hearings that may be held with respect to the Agreement.

The Antitrust Unit of the Arizona Attorney General's Office, which has been involved in the ongoing regulatory and legislative proceedings regarding the restructuring of the Arizona electric industry, has requested clarification of the operation of certain of the Agreement's provisions. The Company is currently engaged in discussions with the Arizona Attorney General's Office regarding this matter.

8. The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, the Company could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $79 million, subject to an annual limit of $10 million per incident. Based upon the Company's 29.1% interest in the three Palo Verde units, the Company's maximum potential assessment per incident is approximately $69 million, with an annual payment limitation of approximately $9 million.

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

9. The Company has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically and these analyses indicate that it will be economically desirable for the Company to replace the Unit 2 steam generators between 2003 and 2008. The Company estimates that its share of the replacement costs (in 1998 dollars and including installation and replacement power costs) will be approximately $50 million, most of which will be incurred after the year 2000. During the fourth quarter of 1997, the Palo Verde participants, including the Company, entered into a contract for the fabrication of two replacement steam generators. The cost to the Company is estimated at approximately $26 million. These generators will be used as replacements if performance of existing generators deteriorates to less than acceptable levels. The generators are expected on site in 2002. The Company's share of installation costs is approximately $24 million. Based on the latest available data, the Company estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although the Company will continue its normal periodic assessment of these steam generators.

10. In the first quarter of 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This standard changed the reporting of certain items previously reported in the common stock equity section of the balance sheet. The effects of adopting SFAS No. 130 were not material to the Company's financial statements.

The Financial Accounting Standards Board issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," both of which are effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. It is not expected to have a material effect on the Company's financial statement disclosures.

                         ARIZONA PUBLIC SERVICE COMPANY

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
of Operations.
--------------

Operating Results
-----------------

        The following table summarizes the Company's revenues and earnings for the three-month and twelve-month periods ended March 31, 1998 and 1997:

                                           Periods ended March 31
                                           (Thousands of Dollars)

                                  Three Months                Twelve Months
                            ------------------------    ------------------------
                               1998          1997          1998          1997
                            ------------------------    ------------------------

Operating Revenues          $  380,423    $  379,021    $1,879,955    $1,752,032

Earnings for
Common stock                $   29,057    $   25,019    $  242,728    $  210,269


         Operating  Results -  Three-month  period ended March 31, 1998 compared
         -----------------------------------------------------------------------
         with three-month period ended March 31, 1997
         --------------------------------------------

         Earnings increased $4 million in the three-month comparison primarily because of strong customer growth, partially offset by increased operations and maintenance expenses.

         Operating revenues increased $1 million because the effects of customer growth ($13 million) and weather ($3 million) offset a decrease in sales for resale ($10 million) and a price reduction ($4 million). See Note 6 of Notes to Condensed Financial Statements for information on the price reduction. Sales for resale are wholesale electricity sales to third parties who resell the electricity to their customers. The decrease in sales for resale was a result of changes in power marketing activity, which can vary from period to period without corresponding effects on earnings because of related fluctuations in purchased power costs.

         Operation and maintenance expenses increased $8 million as a result of growth and increased expenses due to impending competition, increased outages at coal plants and other miscellaneous factors, partially offset by savings resulting from a 1996 voluntary severance program.

         Operating  Results - Twelve-month  period ended March 31, 1998 compared
         -----------------------------------------------------------------------
         with twelve-month period ended March 31, 1997
         ---------------------------------------------

         Earnings increased $32 million in the twelve-month comparison ended March 31, 1998 primarily because of customer growth; a $32 million pretax charge in 1996 for a voluntary severance program; two fuel-related settlements in the third quarter of 1997; and lower financing costs. These positive factors more than offset the effects of the 1996 regulatory agreement with the ACC, which, in the twelve-month comparison, resulted in $27 million of additional regulatory asset amortization and a $28 million revenue decrease caused by two retail price reductions. See Note 6 of Notes to Condensed Financial Statements for additional information about the regulatory agreement. In the period ended March 31, 1997, the Company also recognized $11 million of income tax benefits associated with capital loss carryforwards.

         Operating revenues increased $128 million primarily because of increases in sales for resale ($95 million); customer growth ($59 million) and weather effects ($12 million). As mentioned above, these positive factors were partially offset by the $28 million revenue decrease caused by retail price reductions and by various other factors ($10 million). Sales for resale are wholesale electricity sales to third parties who resell the electricity to their customers. The increase in sales for resale was a result of increased activity in competitive bulk power markets. The increase in sales for resale did not significantly affect earnings because it was substantially offset by higher power purchases.

         The  two  fuel-related   settlements  increased  the  Company's  pretax
earnings by approximately $21 million. The Company's income statement reflects these settlements as reductions in fuel expense and as other income.

         Operations and maintenance expenses were lower because of the charge for the voluntary severance program recorded in 1996 and related savings in 1997. These savings were partially offset by increased expenses as a result of growth and competition, and other miscellaneous factors.

         Financing costs decreased $10 million because of lower amounts of outstanding debt and preferred stock.

         Other Income
         ------------

         As part of a 1994 rate settlement with the ACC, the Company accelerated amortization of substantially all deferred ITCs over a five-year period that ends on December 31, 1999. The amortization of ITCs is shown on the Company's income statement as Other Income --- Income Taxes and decreases annual income tax expense by approximately $28 million.

Liquidity and Capital Resources
-------------------------------

         For the three months ended March 31, 1998, the Company incurred approximately $60 million in capital expenditures, which is approximately 19% of the most recently estimated 1998 capital expenditures. The Company's projected capital expenditures for the next three years are: 1998, $323 million; 1999, $313 million; and 2000, $306 million, respectively. These amounts include about $30 - $35 million each year for nuclear fuel expenditures. In addition, the Company is considering expanding certain of its businesses over the next several years, which may result in increased expenditures.

         The Company's long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are: 1998, $165 million; 1999, $174 million; and 2000, $109 million. During the three months ended March 31, 1998, the Company redeemed approximately $135 million of its long-term debt and approximately $11 million of its preferred stock with cash from operations and long-term and short-term debt. As a result of the 1996 regulatory agreement (see Note 6 of Notes to Condensed Financial Statements), Pinnacle West invested $50 million in the Company in 1996 and 1997 and will invest similar amounts annually in 1998 and 1999. During the three months ended March 31, 1998, the Company issued $100 million of its unsecured debt.

         Although provisions in the Company's bond indenture, articles of incorporation, and financing orders from the ACC establish maximum amounts of additional first mortgage bonds and preferred stock that the Company may issue, management does not expect any of these restrictions to limit the Company's ability to meet its capital requirements.

Year 2000 Technology Issues
---------------------------

         The Company has made, and will continue to make, certain modifications to its computer hardware and software systems and applications to ensure they are capable of handling dates in the year 2000 and thereafter. The Company's major computer systems have been updated and other systems are being analyzed for potential modifications. The financial impact on the Company is not anticipated to be material to its financial position, cash flows or results of operations. The Company is in the process of formal communications with its significant suppliers, business partners, and large customers to determine the extent to which it may be affected by these third parties' plans to remediate their own year 2000 issues in a timely manner.

Competition and Electric Industry Restructuring
-----------------------------------------------

         See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for discussions of competitive developments and regulatory accounting. See Note 7 of Notes to Condensed Financial Statements in Part I,
Item 1 of this report for a
discussion of a proposed amendment to a Power Coordination Agreement with Salt River Project that the Company estimates would reduce its pretax costs for purchased power by approximately $17 million in 1999 and by lesser annual amounts through 2006.

Rate Matters
------------

         See Note 6 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of a proposed price reduction.

Forward-Looking Statements
--------------------------

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5.      Other Information
------------------------------

Purported Navajo Environmental Regulation
-----------------------------------------

         As previously reported, in February 1998, the EPA promulgated regulations specifying those provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states, and the Company reviewed the regulations to determine what effect they may have on Four Corners and NGS. See "Environmental Matters --- Purported Navajo Environmental Regulation" in Part I, Item 1 of the 1997 10-K. On April 10, 1998, the Company filed a Petition for Review in the United States Court of Appeals for the District of Columbia. Arizona Public Service Company v. United States Environmental Protection Agency, No. 98-1196.

         Palo Verde Nuclear Generating Station
         -------------------------------------

         See Note 9 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of issues regarding the Palo Verde steam generators.

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

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

Exhibit No.   Description
-----------   -----------

10.1          Territorial Agreement

10.2          Power Coordination Agreement

10.3          Memorandum of Agreement between the Company and Salt River Project

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

---------------------------
(a)Reports filed under File No. 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

         (b)  Reports on Form 8-K

         During the quarter ended March 31, 1998, and the period from April 1 through May 15, 1998, the Company filed the following reports on Form 8-K:

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




                                               ARIZONA PUBLIC SERVICE COMPANY
                                                       (Registrant)





Dated: May 15, 1998                         By: George A. Schreiber, Jr.
                                               ---------------------------------
                                               George A. Schreiber, Jr.
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Officer Duly Authorized
                                               sign this Report)