Form 10-Q
period 1998-06-30
ARIZONA PUBLIC SERVICE CO
filed 1998-08-14
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                               -----------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number    1-4473

                         ARIZONA PUBLIC SERVICE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           ARIZONA                                              86-0011170
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona         85072-3999
--------------------------------------------------------         ----------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:           (602) 250-1000

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Number of shares of common stock, $2.50 par value,
                  outstanding as of August 14, 1998: 71,264,947

                                    GLOSSARY

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

Company - Arizona Public Service Company

DOE - United States Department of Energy

EITF - Emerging Issues Task Force

EITF 97-4 - Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Applications of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71"

EPA - United States Environmental Protection Agency

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

Pinnacle West - Pinnacle West Capital Corporation

Power Coordination Agreement - 1955 agreement between the Company and Salt River Project that provides for certain electric system and power sales

SFAS No. 71 - Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 131 - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"

SFAS No. 133 - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                              Three Months
                                                             Ended June 30,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ..........................   $ 441,715    $ 458,751
                                                         ---------    ---------

FUEL EXPENSES:
  Fuel for electric generation .......................      50,434       55,626
  Purchased power ....................................      45,151       43,684
                                                         ---------    ---------
     Total ...........................................      95,585       99,310
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ................     346,130      359,441
                                                         ---------    ---------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses .     102,713       89,162
  Depreciation and amortization ......................      92,666       91,138
  Income taxes .......................................      39,933       49,579
  Other taxes ........................................      29,519       29,856
                                                         ---------    ---------
     Total ...........................................     264,831      259,735
                                                         ---------    ---------
OPERATING INCOME .....................................      81,299       99,706
                                                         ---------    ---------

OTHER INCOME (DEDUCTIONS):
  Other - net ........................................      (2,519)        (910)
  Income taxes .......................................       7,488        6,550
                                                         ---------    ---------
     Total ...........................................       4,969        5,640
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ....................      86,268      105,346
                                                         ---------    ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt .........................      34,160       35,262
  Interest on short-term borrowings ..................       2,376        3,095
  Debt discount, premium and expense .................       1,918        2,056
  Capitalized interest ...............................      (4,370)      (4,560)
                                                         ---------    ---------
     Total ...........................................      34,084       35,853
                                                         ---------    ---------

NET INCOME ...........................................      52,184       69,493
PREFERRED STOCK DIVIDEND REQUIREMENTS ................       2,435        3,195
                                                         ---------    ---------
EARNINGS FOR COMMON STOCK ............................   $  49,749    $  66,298
                                                         =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ..........................   $ 822,138    $ 837,772
                                                         ---------    ---------

FUEL EXPENSES:
  Fuel for electric generation .......................     100,762      106,748
  Purchased power ....................................      68,740       78,031
                                                         ---------    ---------
     Total ...........................................     169,502      184,779
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ................     652,636      652,993
                                                         ---------    ---------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses .     199,129      177,178
  Depreciation and amortization ......................     184,813      183,153
  Income taxes .......................................      64,397       71,871
  Other taxes ........................................      59,457       59,646
                                                         ---------    ---------
     Total ...........................................     507,796      491,848
                                                         ---------    ---------
OPERATING INCOME .....................................     144,840      161,145
                                                         ---------    ---------

OTHER INCOME (DEDUCTIONS):
  Other - net ........................................      (4,915)      (3,119)
  Income taxes .......................................      11,943       10,890
                                                         ---------    ---------
     Total ...........................................       7,028        7,771
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ....................     151,868      168,916
                                                         ---------    ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt .........................      69,343       69,691
  Interest on short-term borrowings ..................       3,060        5,423
  Debt discount, premium and expense .................       3,867        4,058
  Capitalized interest ...............................      (8,521)      (8,394)
                                                         ---------    ---------
     Total ...........................................      67,749       70,778
                                                         ---------    ---------

NET INCOME ...........................................      84,119       98,138
PREFERRED STOCK DIVIDEND REQUIREMENTS ................       5,313        6,821
                                                         ---------    ---------
EARNINGS FOR COMMON STOCK ............................   $  78,806    $  91,317
                                                         =========    =========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                          Twelve Months
                                                          Ended June 30,
                                                    --------------------------
                                                        1998          1997
                                                    -----------    -----------
                                                      (Thousands of Dollars)

ELECTRIC OPERATING REVENUES .....................   $ 1,862,919    $ 1,784,125
                                                    -----------    -----------

FUEL EXPENSES:
  Fuel for electric generation ..................       195,355        237,518
  Purchased power ...............................       225,995        136,757
                                                    -----------    -----------
     Total ......................................       421,350        374,275
                                                    -----------    -----------
OPERATING REVENUES LESS FUEL EXPENSES ...........     1,441,569      1,409,850
                                                    -----------    -----------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding
     fuel expenses...............................       421,385        419,853
  Depreciation and amortization .................       367,331        363,182
  Income taxes ..................................       177,263        169,361
  Other taxes ...................................       120,070        111,601
                                                    -----------    -----------
     Total ......................................     1,086,049      1,063,997
                                                    -----------    -----------
OPERATING INCOME ................................       355,520        345,853
                                                    -----------    -----------

OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ................................          --            1,531
  Other - net ...................................       (11,623)       (15,621)
  Income taxes ..................................        32,466         41,253
                                                    -----------    -----------
     Total ......................................        20,843         27,163
                                                    -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ...............       376,363        373,016
                                                    -----------    -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt ....................       140,583        142,597
  Interest on short-term borrowings .............         7,041          9,245
  Debt discount, premium and expense ............         7,600          8,113
  Capitalized interest ..........................       (16,335)       (12,502)
                                                    -----------    -----------
     Total ......................................       138,889        147,453
                                                    -----------    -----------

NET INCOME ......................................       237,474        225,563
PREFERRED STOCK DIVIDEND REQUIREMENTS ...........        11,295         15,110
                                                    -----------    -----------
EARNINGS FOR COMMON STOCK .......................   $   226,179    $   210,453
                                                    ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                   (Unaudited)
                                                       June 30,     December 31,
                                                         1998           1997
                                                     -----------    -----------

                                                       (Thousands of Dollars)
UTILITY PLANT:
Electric plant in service and held for future use    $ 7,057,168    $ 7,009,059
Less accumulated depreciation and amortization ...     2,720,762      2,620,607
                                                     -----------    -----------
   Total .........................................     4,336,406      4,388,452
Construction work in progress ....................       294,978        237,492
Nuclear fuel, net of amortization ................        51,165         51,624
                                                     -----------    -----------
   Utility plant - net ...........................     4,682,549      4,677,568
                                                     -----------    -----------

INVESTMENTS AND OTHER ASSETS .....................       180,393        164,906
                                                     -----------    -----------

CURRENT ASSETS:
Cash and cash equivalents ........................        14,192         12,552
Accounts receivable:
   Service customers .............................       130,568        141,022
   Other .........................................        31,494         31,313
   Allowance for doubtful accounts ...............        (1,012)        (1,338)
Accrued utility revenues .........................        66,922         58,559
Materials and supplies, at average cost ..........        71,207         70,634
Fossil fuel, at average cost .....................        17,960          9,621
Deferred income taxes ............................         3,496          3,496
Other ............................................        29,824         24,529
                                                     -----------    -----------
   Total current assets ..........................       364,651        350,388
                                                     -----------    -----------

DEFERRED DEBITS:
Regulatory asset for income taxes ................       430,601        458,369
Rate synchronization cost deferral ...............       331,265        358,871
Unamortized costs of reacquired debt .............        59,088         63,501
Unamortized debt issue costs .....................        15,294         15,303
Other ............................................       231,163        242,236
                                                     -----------    -----------
   Total deferred debits .........................     1,067,411      1,138,280
                                                     -----------    -----------

   TOTAL .........................................   $ 6,295,004    $ 6,331,142
                                                     ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   LIABILITIES
                                   (Unaudited)

                                                      June 30,     December 31,
                                                        1998           1997
                                                    ------------   ------------

                                                         (Thousands of Dollars)
CAPITALIZATION:
Common stock ....................................   $    178,162   $    178,162
Additional paid-in capital ......................      1,143,586      1,142,364
Retained earnings ...............................        479,690        528,798
                                                    ------------   ------------
   Common stock equity ..........................      1,801,438      1,849,324
Non-redeemable preferred stock ..................        124,034        142,051
Redeemable preferred stock ......................         15,377         29,110
Long-term debt less current maturities ..........      1,861,783      1,953,162
                                                    ------------   ------------
   Total capitalization .........................      3,802,632      3,973,647
                                                    ------------   ------------

CURRENT LIABILITIES:
Commercial paper ................................        213,485        130,750
Current maturities of long-term debt ............        154,220        104,068
Accounts payable ................................         98,480        107,423
Accrued taxes ...................................         78,451         85,886
Accrued interest ................................         31,743         31,660
Common dividends payable ........................         42,500           --
Customer deposits ...............................         29,298         29,116
Other ...........................................         23,657         19,588
                                                    ------------   ------------
   Total current liabilities ....................        671,834        508,491
                                                    ------------   ------------

DEFERRED CREDITS AND OTHER:
Deferred income taxes ...........................      1,324,121      1,345,177
Deferred investment tax credit ..................         50,142         60,093
Unamortized gain - sale of utility plant ........         80,075         82,363
Customer advances for construction ..............         29,920         29,294
Other ...........................................        336,280        332,077
                                                    ------------   ------------
   Total deferred credits and other .............      1,820,538      1,849,004
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 5, 8, and 9)

   TOTAL ........................................   $  6,295,004   $  6,331,142
                                                    ============   ============

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)
                                                                Six Months
                                                              Ended June 30,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income .........................................   $  84,119    $  98,138
  Items not requiring cash:
    Depreciation and amortization ....................     184,813      183,153
    Nuclear fuel amortization ........................      16,580       16,186
    Deferred income taxes - net ......................     (18,428)     (25,107)
    Deferred investment tax credit - net .............      (9,951)      (9,926)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ........................       9,947       (6,092)
    Accrued utility revenues .........................      (8,363)     (14,047)
    Materials, supplies and fossil fuel ..............      (8,912)       1,153
    Other current assets .............................      (5,295)      (6,964)
    Accounts payable .................................     (10,279)     (37,099)
    Accrued taxes ....................................      (7,435)       8,163
    Accrued interest .................................          83       (6,898)
    Other current liabilities ........................       2,922        2,826
  Other - net ........................................      10,267       34,120
                                                         ---------    ---------
Net cash flow provided by operating activities .......     240,068      237,606
                                                         ---------    ---------
Cash Flows from Investing Activities:
  Capital expenditures ...............................    (144,580)    (145,203)
  Capitalized interest ...............................      (8,521)      (8,394)
  Other ..............................................      (3,347)     (12,577)
                                                         ---------    ---------
      Net cash flow used for investing activities ....    (156,448)    (166,174)
                                                         ---------    ---------

Cash Flows from Financing Activities:
  Long-term debt .....................................      99,375       99,875
  Short-term borrowings - net ........................      82,735      181,100
  Dividends paid on common stock .....................     (85,000)     (85,000)
  Dividends paid on preferred stock ..................      (5,631)      (7,345)
  Repayment of preferred stock .......................     (31,209)     (46,044)
  Repayment and reacquisition of long-term debt ......    (142,250)    (219,192)
                                                         ---------    ---------
      Net cash flow used for financing activities ....     (81,980)     (76,606)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents .       1,640       (5,174)
Cash and cash equivalents at beginning of period .....      12,552       12,521
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  14,192    $   7,347
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ........   $  63,960    $  74,291
    Income taxes .....................................   $  86,397    $  84,432

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998, the results of operations for the three months, six months and twelve months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1997 10-K. Certain prior year balances have been restated to conform to the current year presentation.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the six months ended June 30, 1998.

5. Regulatory Matters -- Electric Industry Restructuring

State

ACC Rules. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona. On August 5, 1998, the ACC adopted amendments to the rules. The ACC rules, as amended, include the following major provisions:

     + The rules apply to virtually all of the Arizona electric utilities regulated by the ACC, including the Company.

     + The rules require each affected utility, including the Company, to make available at least 20% of its 1995 system retail peak demand for competitive generation supply to all customer classes beginning January 1, 1999, and 100% beginning January 1, 2001.

     + All affected utility customers with single premise loads of one megawatt or greater will be eligible for competitive electric services beginning January 1, 1999, until the 20% level described in the preceding paragraph is met. Until the

          20% level is met, affected utility customers with single premise loads of forty kilowatts or greater will be able to aggregate into a combined load of one megawatt or greater to be eligible for competitive electric services beginning January 1, 1999.

     + Prior to January 1, 2001, residential customers will have access to competitive services through a quarterly phase-in of one-half percent of residential customers per quarter beginning January 1, 1999.

     + Electric service providers that obtain Certificates of Convenience and Necessity (CC&Ns) from the ACC will be allowed to supply, market, and/or broker specified electric services at retail. These services include electric generation, but exclude electric transmission and distribution.

     + As required by the rules, in February 1998 the Company filed with the ACC proposed tariffs for unbundled service (electric service elements provided and priced separately). The ACC has not issued a decision in this matter.

     + The rules establish that the ACC shall allow a reasonable opportunity for the recovery of unmitigated stranded costs. See "Stranded Costs" below. Affected utilities are expected to take reasonable, cost-effective steps to mitigate stranded costs.

     + Absent a waiver from the ACC, each affected utility must separate itself from all competitive generation assets and services prior to January 1, 2001. The separation must be either to an unaffiliated party or to a separate corporate affiliate or affiliates.

     + Beginning January 1, 1999, each affected utility will be prohibited from providing certain competitive electric services, except through a separate affiliate.

     + The rules contain affiliate transaction rules generally prohibiting an affected utility and its competitive electric affiliates from sharing personnel, office space, equipment, services, and systems, except to the extent appropriate to perform certain permissible shared corporate support functions. No later than December 31, 1998, each affected utility must file a compliance plan with the ACC demonstrating its compliance with the affiliate transaction rules.

     + By September 15, 1998, each affected utility must file a report detailing possible mechanisms to provide benefits, such as rate reductions of 3% to 5%, to all standard offer customers and a proposed plan for residential phase-in implementation.

The amended rules, a copy of which has been filed as an exhibit to this Report on Form 10-Q, became effective on an emergency basis upon their filing with the Secretary of State on August 10, 1998; however, the ACC must complete a public process to adopt the rules on a permanent basis within 180 days. The Company anticipates the completion of this process by year-end 1998 or early 1999.

The Company believes that certain provisions of the ACC rules are deficient. In February 1997, a lawsuit was filed by the Company to protect its legal rights regarding those rules. That lawsuit is pending but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions.

Stranded Costs. In February 1998, the ACC completed a formal, generic hearing on stranded cost determination and recovery. On June 22, 1998, the ACC issued an order in this matter. The order allows an affected utility, such as the Company, to choose between two options for the recovery of its stranded costs. Under the first option, an affected utility that chooses to divest its generating assets to an unaffiliated party must file a divestiture plan for ACC approval no later than October 1, 1998, and such divestiture must be completed by January 1, 2001, after which the affected utility would be permitted to collect 100 percent of its stranded costs, including a return on the unamortized balance, over a ten-year period. Under the second option (referred to by the ACC as the "Transition Revenues Methodology"), an affected utility would be provided sufficient revenues necessary to maintain financial integrity for a period of ten years or the ACC would "otherwise provide an allocation of stranded cost responsibilities and risks between ratepayers and shareholders as is determined to be in the public interest." The order also states an intent that the various recovery options "will provide the affected utilities sufficient revenues to enable them to recover appropriate regulatory assets." The order requires each affected utility to file with the ACC, on or before August 21, 1998, its choice of options for stranded cost recovery as well as an implementation plan relating to its chosen option, including its estimated stranded costs separated out into regulatory assets and other generation related assets. Stranded costs estimates vary depending on various assumptions, estimates, methodologies and measurement periods. Based on various assumptions, estimates and methodologies, the Company has previously estimated that its recoverable stranded costs (excluding regulatory assets which have already been addressed in the 1996 regulatory agreement with the ACC) would be less than $500 million, assuming a measurement period 2001 through 2006.

The Company intends to use the Transition Revenues Methodology and does not intend to divest its generating assets to an unaffiliated party. The Company cannot accurately predict the outcome of this matter.

Legislative Initiatives. An Arizona joint legislative committee studied electric utility industry restructuring issues in 1996 and 1997. In conjunction with that study, Arizona legislative counsel prepared memoranda in late 1997 related to the legal authority of the ACC to deregulate the Arizona electric utility industry. The memoranda raise a question as to the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces. This latter issue (the ability of the ACC to set rates based on the competitive market) has been subsequently decided in favor of the ACC in one unrelated and two related lawsuits.

In May 1998, a bill was enacted to facilitate implementation of retail electric competition in the state. The bill includes the following major provisions: (a) requirements that Arizona's largest government-operated electric utility (Salt River Project) and, at their option, smaller city electric systems (i) open their service territories to electric service providers to implement retail electric generation competition for 20% of each utility's 1995 retail peak demand by December 31, 1998 and for all retail customers by December 31, 2000;
(ii) decrease rates by at least 10% over a ten-year period beginning as early as January 1, 1991; (iii) implement procedures and public processes, including judicial review at the request of either an interested party or the Arizona Attorney General, for establishing the terms, conditions and pricing of electric services as well as certain other decisions affecting retail electric competition, which procedures and processes are comparable to those already applicable to public service corporations; (b) a description of the factors which form the basis of consideration by Salt River Project in determining stranded costs; and (c) a requirement that metering and meter reading services be provided on a competitive basis during the first two years of competition only for customers having demands in excess of one megawatt (and that are eligible for competitive generation services), and thereafter for all customers receiving competitive electric generation. In addition, the Arizona legislature will review and make recommendations for the 1999 legislature on certain competitive issues.

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

Regulatory Accounting

The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $0.9 billion at June 30, 1998. In accordance with the 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of the Company's regulatory assets to an eight-year period that began July 1, 1996.

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

General

Changes in ACC decisions, Arizona and federal legislation, and possible amendments to the Arizona Constitution may impact the implementation of retail electric competition in Arizona. Until the details of implementation of competition, including addressing stranded costs, are determined, the Company cannot accurately predict the impact of full retail competition on its financial position, cash flows or results of operation. As competition in the electric industry continues to evolve, the Company will continue to evaluate strategies and alternatives that will position the Company to compete in the new regulatory environment.

6. Regulatory Matters -- 1996 Regulatory Agreement

In April 1996, the ACC approved a regulatory agreement between the Company and the ACC Staff. The major provisions of this agreement are:

     + An annual rate reduction of approximately $48.5 million ($29 million after income taxes), or 3.4% on average for all customers except certain contract customers, effective July 1, 1996.

     + Recovery of substantially all of the Company's present regulatory assets through accelerated amortization over an eight-year period that began July 1, 1996, increasing annual amortization by approximately $120 million ($72 million after income taxes).

     + A formula for sharing future cost savings between customers and shareholders (price reduction formula) referencing a return on equity (as defined) of 11.25%.

     + A moratorium on filing for permanent rate changes prior to July 2, 1999, except under the price reduction formula and under certain other limited circumstances.

     + Infusion of $200 million of common equity into the Company by Pinnacle West, in annual payments of $50 million starting in 1996.

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

7. Agreement with Salt River Project

On April 25, 1998, the Company and Salt River Project entered into a Memorandum of Agreement in anticipation of, and to facilitate, the opening of the Arizona electric industry. The Agreement contains the following major components:

     + The Company and Salt River Project would amend the Territorial Agreement to remove any barriers to the provision of competitive electricity supply and non-distribution services.

     + The Company and Salt River Project would amend the Power Coordination Agreement to lower the price that the Company will pay Salt River Project for purchased power by approximately $17 million (pretax) in 1999 and by lesser annual amounts through 2006.

     + The Company and Salt River Project agreed on certain legislative positions regarding electric utility restructuring at the state and federal level.

An ACC docket had previously been established and the ACC held a hearing on August 6, 1998 so that the ACC could review certain provisions of the Memorandum of Agreement, as amended, including, whether: (a) the Territorial Agreement remains in the public interest, (b) the Agreement is a contract in restraint of trade, and (c) the Agreement will materially lessen the potential for retail electric competition in Arizona.

The Antitrust Unit of the Arizona Attorney General's Office, which has been involved in the ongoing regulatory and legislative proceedings regarding the restructuring of the Arizona electric industry, requested clarification of the operation of certain of the Agreement's provisions. Pursuant to an Addendum to Memorandum of Agreement, dated as of May 19, 1998 (the "Addendum"), the Company and Salt River Project amended and clarified certain provisions of the Memorandum of Agreement in response to certain issues raised by the Antitrust Unit. By letter dated May 19, 1998, the Antitrust Unit advised the Company and Salt River Project that, upon their execution of the Addendum, it would take no action regarding the language of the

Memorandum of Agreement, although it reserved the right to take action in the future if new information justified doing so.

8. The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, the Company could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based upon the Company's 29.1% interest in the three Palo Verde units, the Company's maximum potential assessment per incident is approximately $77 million, with an annual payment limitation of approximately $9 million.

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

9. The Company has encountered tube cracking in the Palo Verde steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically and these analyses indicate that it will be economically desirable for the Company to replace the Unit 2 steam generators between 2003 and 2008. The Company estimates that its share of the replacement costs (in 1998 dollars) will be approximately $50 million, most of which will be incurred after the year 2000. During the fourth quarter of 1997, the Palo Verde participants, including the Company, entered into a contract for the fabrication of two replacement steam generators. The cost to the Company is estimated at approximately $26 million. These generators will be used as replacements if performance of existing generators deteriorates to less than acceptable levels. The generators are expected on site in 2002. The Company's share of installation costs is approximately $24 million. Based on the latest available data, the Company estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although the Company will continue its normal periodic assessment of these steam generators.

10. The Financial Accounting Standards Board issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company in 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. The Company is currently evaluating what impact this standard will have on its financial statements.

                         ARIZONA PUBLIC SERVICE COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results

        The following table summarizes the Company's revenues and earnings for the three-month, six-month and twelve-month periods ended June 30, 1998 and 1997:
                              Periods ended June 30
                                   (Unaudited)
                             (Thousands of Dollars)

                       Three Months            Six Months             Twelve Months
                    -------------------    ------------------    -----------------------
                      1998       1997        1998      1997         1998         1997
Operating Revenues  $441,715   $458,751    $822,138  $837,772    $1,862,919   $1,784,125

Earnings for
Common Stock        $ 49,749   $ 66,298    $ 78,806  $ 91,317    $  226,179   $  210,453

         Operating Results - Three-month period ended June 30, 1998 compared with three-month period ended June 30, 1997

         Earnings decreased $17 million in the three-month comparison primarily because of the effects of weather, increased operations and maintenance expenses, and a retail price reduction, partially offset by customer growth and lower fuel expenses. See Note 6 of Notes to Condensed Financial Statements for information on the price reduction.

         Operating revenues decreased $17 million because of weather effects ($41 million) and the price reduction ($4 million), partially offset by the effects of customer growth ($17 million), increased sales for resale ($8 million) and other ($3 million). Sales for resale are wholesale electricity sales to third parties who resell the electricity to their customers. The increase in sales for resale was a result of changes in power marketing activity, which can vary from period to period without corresponding effects on earnings because of related fluctuations in purchased power costs.

         Operations and maintenance expenses increased $14 million as a result of the timing of scheduled outages at power plants and other miscellaneous expenses.

         Fuel expenses decreased $4 million primarily because of lower fuel prices and lower retail sales, partially offset by higher sales for resale.

         Operating Results - Six-month period ended June 30, 1998 compared with six-month period ended June 30, 1997

         Earnings decreased $13 million in the six-month comparison primarily because of the effects of weather, increased operations and maintenance expenses, and a retail price reduction, partially offset by customer growth and lower fuel expenses. See Note 6 of Notes to Condensed Financial Statements for additional information about the price reduction.

         Operating revenues decreased $16 million because of weather effects ($38 million) and the price reduction ($8 million), partially offset by the effects of customer growth ($29 million). Operations and maintenance expenses increased $22 million as a result of growth and increased expenses due to impending competition, the timing of scheduled outages at power plants and other miscellaneous factors.

         Fuel expenses decreased $15 million primarily because of lower prices and a more favorable mix.

          Operating Results - Twelve-month period ended June 30, 1998 compared with twelve-month period ended June 30, 1997

         Earnings increased $16 million in the twelve-month comparison primarily because of customer growth; two fuel-related settlements in the third quarter of 1997; and lower fuel prices. These positive factors more than offset the effects of weather and a retail price reduction. See Note 6 of Notes to Condensed Financial Statements for additional information about the price reduction. In the period ended June 30, 1997, the Company also recognized $8 million of income tax benefits associated with capital loss carryforwards.

         Operating revenues increased $79 million primarily because of increases in sales for resale ($80 million) and customer growth ($57 million), partially offset by the effects of weather ($37 million) and the price reduction ($18 million). Sales for resale are wholesale electricity sales to third parties who resell the electricity to their customers. The increase in sales for resale was a result of changes in power marketing activity, which can vary from period to period without corresponding effects on earnings because of related fluctuations in purchased power costs.

         The  two  fuel-related   settlements  increased  the  Company's  pretax
earnings by approximately $21 million. The Company's income statement reflects these settlements as reductions in fuel expense and as other income.

         Operations and maintenance expenses increased $2 million because higher expenses related to growth and impending competition, the timing of scheduled outages at power plants and other miscellaneous factors more than offset the effects of a charge for a voluntary severance program recorded in 1996 and related savings in 1997.

         Other Income

         As part of a 1994 rate settlement with the ACC, the Company accelerated amortization of substantially all deferred ITCs over a five-year period that ends on December 31, 1999. The amortization of ITCs is shown on the Company's income statement as Other Income -- Income Taxes and decreases annual income tax expense by approximately $28 million.

Liquidity and Capital Resources

         For the six months ended June 30, 1998, the Company incurred approximately $145 million in capital expenditures, which is approximately 45% of the most recently estimated 1998 capital expenditures. The Company's projected capital expenditures for the next three years are: 1998, $323 million; 1999, $322 million; and 2000, $317 million, respectively. These amounts include about $30 - $35 million each year for nuclear fuel expenditures. In addition, the Company is considering expanding certain of its businesses over the next several years, which may result in increased expenditures.

         The Company's long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are: 1998, $176 million; 1999, $174 million; and 2000, $109 million. During the six months ended June 30, 1998, the Company redeemed approximately $142 million of its long-term debt and approximately $31 million of its preferred stock with cash from operations and long-term and short-term debt. As a result of the 1996 regulatory agreement (see Note 6 of Notes to Condensed Financial Statements), Pinnacle West invested $50 million in the Company in 1996 and 1997 and will invest similar amounts annually in 1998 and 1999.

         Although provisions in the Company's bond indenture, articles of incorporation, and financing orders from the ACC establish maximum amounts of additional first mortgage bonds and preferred stock that the Company may issue, management does not expect any of these restrictions to limit the Company's ability to meet its capital requirements.

Year 2000 Issue

         As the year 2000 approaches many companies face problems because many software application and operational programs will not properly recognize calendar dates beginning with the year 2000. The Company initiated a comprehensive

Company-wide Year 2000 program over a year ago to review and resolve all Year 2000 issues in critical systems and equipment in a timely manner in an effort to ensure the reliability of electric service to its customers. This included a Company-wide awareness program of the Year 2000 issue.

         The Company believes that substantially all of its major information technology (IT) systems are Year 2000 compliant. The Company has made, and will continue to make, certain modifications to its computer hardware and software systems and applications in an effort to ensure they are capable of handling changing business needs, including dates in the year 2000 and thereafter. In addition, other IT systems and non-IT systems, including embedded technology and real-time process control systems, are being analyzed for potential modifications. To date, the Company has inventoried essentially all critical IT and non-IT systems and the assessment of these systems is ongoing. The analysis of the IT and non-IT systems should be complete in late 1998 and any renovation, validation, and implementation to be made will be completed by mid-1999 for all critical systems that affect operations, except for those items that can only be completed during maintenance outages at Palo Verde, which will be completed during the last half of 1999. The Company has also designated an internal audit/quality review team that is reviewing the individual Year 2000 projects and their Year 2000 readiness on a quarterly basis. The cost to the Company of Year 2000 remediation has not had, and is not expected to have, a material adverse effect on the Company's financial position, cash flows, or results of operations.

         The Company is in the process of communicating with its significant suppliers, business partners, other utilities, and large customers to determine the extent to which it may be affected by these third parties' plans to remediate their own Year 2000 issues in a timely manner. The Company has been interfacing with suppliers for systems, services, and materials in order to assess whether their schedules for analysis and remediation of Year 2000 issues are timely and to assess their ability to continue to supply services and materials required by the Company. However, the Company cannot currently predict the effect on the Company if the systems of these other companies are not Year 2000 compliant.

Competition and Electric Industry Restructuring

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

Forward-Looking Statements

         The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax and environmental legislation; the ability of the Company to successfully compete outside its traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; and Year 2000 issues.

         These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by the Company.

                           PART II - OTHER INFORMATION

ITEM 4. Submission Of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders held on May 19, 1998, the shareholders elected all of the directors of the Company, each of whom will serve for the ensuing year or until his or her successor is elected or qualified, as follows:
                                         Votes Against                  Broker
    Director               Votes For      and Withheld   Abstentions   Non-votes
    --------               ---------      ------------   -----------   ---------

O. Mark De Michele        74,335,487        12,620          N/A          N/A
Michael L. Gallagher      74,334,952        13,120          N/A          N/A
Martha O. Hesse           74,335,702        12,420          N/A          N/A
Marianne M. Jennings      74,332,821        15,109          N/A          N/A
Robert E. Keever          74,334,952        13,120          N/A          N/A
Robert G. Matlock         74,335,702        12,420          N/A          N/A
Bruce J. Nordstrom        74,335,702        12,420          N/A          N/A
John R. Norton III        74,335,103        12,979          N/A          N/A
William J. Post           74,335,166        12,920          N/A          N/A
Donald M. Riley           74,334,952        13,120          N/A          N/A
George A. Schreiber, Jr.  74,335,166        12,920          N/A          N/A
Quentin P. Smith, Jr.     74,334,952        13,120          N/A          N/A
Richard Snell             74,333,387        14,580          N/A          N/A
Dianne C. Walker          74,334,952        13,120          N/A          N/A
Ben F. Williams, Jr.      74,335,434        12,670          N/A          N/A

ITEM 5. Other Information

        EPA Environmental Regulation

        As previously reported, the EPA has been considering the Grand Canyon Visability Transport Commission's recommendations prior to promulgating final regulations on a regional haze regulatory program and final regulations were expected by June 1998. See "Environmental Matters - EPA Environmental Regulation" in Part I, Item 1 of the 1997 10-K. These final regulations are now expected by December 1998. The Company cannot currently estimate the capital expenditures, if any, which may be required as a result of the EPA studies and the Commission's recommendations.

        As previously reported, in July 1997, the EPA promulgated final National Ambient Air Quality Standards for ozone and particulate matter. See "Environmental Matters - EPA Environmental Regulation" in Part I, Item 1 of the
1997  10-K.   Congress  recently
enacted legislation that could delay the implementation of the regional haze requirements and particulate matter ambient standard.

        Spent Nuclear Fuel and Waste Disposal

         As previously reported, in November 1997, the D.C. Circuit issued a Writ of Mandamus precluding DOE from excusing its delay in accepting spent nuclear fuel by January 31, 1998. See "Generating Fuel and Purchased Power - Nuclear Fuel Supply - Spent Nuclear Fuel and Waste Disposal" in Part I, Item 1 of the 1997 10-K. On May 5, 1998, the D.C. Circuit issued a ruling refusing to order DOE to begin moving spent nuclear fuel. On July 24, 1998, the Company filed a Petition for Review with the D.C. Circuit regarding DOE's obligation to begin accepting spent nuclear fuel. Arizona Public Service Company v. Department
                                    --------------------------------------------
of Energy and United States of America, No. 98-1346 (D.C. Cir.).
---------------------------------------
         Palo Verde Nuclear Generating Station

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

ITEM 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit No.       Description
-----------       -----------

10.1              Retail Electric Competition Rules

27.1              Financial Data Schedule

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation section 229.10(d) by reference to the filings set forth below:

Exhibit No.  Description                     Originally Filed as Exhibit:  File No.a    Date Effective
-----------  -----------                     ----------------------------  ---------    --------------
  3.1        Bylaws, amended as of           3.1 to 1995 Form 10-K          1-4473          3-29-96
             February 20, 1996               Report

  3.2        Resolution of Board of          3.2 to 1994 Form 10-K          1-4473          3-30-95
             Directors temporarily           Report
             suspending Bylaws in part

  3.3        Articles of Incorporation,      4.2 to Form S-3                1-4473          9-29-93
             restated as of May 25, 1988     Registration Nos.
                                             33-33910 and 33-55248 by
                                             means of September 24,
                                             1993 Form 8-K Report

  3.4        Certificates pursuant to        4.3 to Form S-3                1-4473          9-29-93
             Sections 10-152.01 and          Registration Nos.
             10-016, Arizona Revised         33-33910 and 33-55248 by
             Statutes, establishing          means of September 24,
             Series A through V of the       1993 Form 8-K Report
             Company's Serial Preferred
             Stock

  3.5        Certificate pursuant to         4.4 to Form S-3                1-4473          9-29-93
             Section 10-016, Arizona         Registration Nos.
             Revised Statutes, establishing  33-33910 and 33-55248 by
             Series W of the Company's       means of September 24,
             Serial Preferred Stock          1993 Form 8-K Report

 10.2        Arizona Corporation             99.1 to 1996 Form 10-K         1-4473          3-28-97
             Commission Order, Decision      Report
             No. 59943, dated December
             26, 1996, including the
             rules regarding the
             introduction of retail
             competition in Arizona

         (b)  Reports on Form 8-K

         During the quarter ended June 30, 1998, and the period from July 1 through August 14, 1998, the Company filed the following reports on Form 8-K:

         Report dated May 19, 1998 regarding the stranded cost hearing at the ACC, ACC Staff's Statement of Position related to retail competition and the Company's agreement with Salt River Project.

         Report dated August 5, 1998 regarding the ACC rules related to retail competition.


----------
a Reports filed under File No. 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          ARIZONA PUBLIC SERVICE COMPANY
                                                   (Registrant)





Dated: August 14, 1998                  By:  George A. Schreiber
                                           --------------------------------
                                           George A. Schreiber, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Officer Duly Authorized to
                                           sign this Report)