Form 10-Q
period 1998-09-30
ARIZONA PUBLIC SERVICE CO
filed 1998-11-16
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1998
                               -----------------------------

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number    1-4473
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

               Number of shares of common stock, $2.50 par value,
                 outstanding as of November 13, 1998: 71,264,947

                                    GLOSSARY

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

Company - Arizona Public Service Company

EITF - Emerging Issues Task Force

EITF 97-4 - Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity ___ Issues Related to the Applications of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises ___ Accounting for the Discontinuation of Application of FASB Statement No. 71"

FERC - Federal Energy Regulatory Commission

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

TEP - Tucson Electric Power Company

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                              Three Months
                                                           Ended September 30,
                                                         -----------------------
                                                            1998         1997
                                                         ---------    ---------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ..........................   $ 740,734    $ 632,821
                                                         ---------    ---------
FUEL EXPENSES:

  Fuel for electric generation .......................      74,112       48,379
  Purchased power ....................................     178,587      110,151
                                                         ---------    ---------
     Total ...........................................     252,699      158,530
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ................     488,035      474,291
                                                         ---------    ---------
OTHER OPERATING EXPENSES:

  Operations and maintenance excluding
    fuel expenses ....................................     110,259      110,102
  Depreciation and amortization ......................      94,284       90,874
  Income taxes .......................................      98,411       92,195
  Other taxes ........................................      30,002       30,228
                                                         ---------    ---------
     Total ...........................................     332,956      323,399
                                                         ---------    ---------
OPERATING INCOME .....................................     155,079      150,892
                                                         ---------    ---------
OTHER INCOME (DEDUCTIONS):

  Other - net ........................................      (2,120)         445
  Income taxes .......................................      14,271       14,052
                                                         ---------    ---------
     Total ...........................................      12,151       14,497
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ....................     167,230      165,389
                                                         ---------    ---------
INTEREST DEDUCTIONS:

  Interest on long-term debt .........................      33,906       35,699
  Interest on short-term borrowings ..................       2,359        2,163
  Debt discount, premium and expense .................       1,878        1,825
  Capitalized interest ...............................      (4,106)      (3,997)
                                                         ---------    ---------
     Total ...........................................      34,037       35,690
                                                         ---------    ---------

NET INCOME ...........................................     133,193      129,699
PREFERRED STOCK DIVIDEND REQUIREMENTS ................       2,347        2,984
                                                         ---------    ---------
EARNINGS FOR COMMON STOCK ............................   $ 130,846    $ 126,715
                                                         =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                               Nine Months
                                                           Ended September 30,
                                                       -------------------------
                                                           1998         1997
                                                       -----------   ----------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ........................   $1,562,872    $1,470,593
                                                       ----------    ----------
FUEL EXPENSES:
  Fuel for electric generation .....................      174,874       155,127
  Purchased power ..................................      247,327       188,182
                                                       ----------    ----------
     Total .........................................      422,201       343,309
                                                       ----------    ----------
OPERATING REVENUES LESS FUEL EXPENSES ..............    1,140,671     1,127,284
                                                       ----------    ----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding
    fuel expenses...................................      309,388       287,280
  Depreciation and amortization ....................      279,097       274,027
  Income taxes .....................................      162,808       164,066
  Other taxes ......................................       89,459        89,874
                                                       ----------    ----------
     Total .........................................      840,752       815,247
                                                       ----------    ----------
OPERATING INCOME ...................................      299,919       312,037
                                                       ----------    ----------
OTHER INCOME (DEDUCTIONS):
  Other - net ......................................       (7,035)       (2,674)
  Income taxes .....................................       26,214        24,942
                                                       ----------    ----------
     Total .........................................       19,179        22,268
                                                       ----------    ----------
INCOME BEFORE INTEREST DEDUCTIONS ..................      319,098       334,305
                                                       ----------    ----------
INTEREST DEDUCTIONS:
  Interest on long-term debt .......................      103,249       105,390
  Interest on short-term borrowings ................        5,419         7,586
  Debt discount, premium and expense ...............        5,745         5,883
  Capitalized interest .............................      (12,627)      (12,391)
                                                       ----------    ----------
     Total .........................................      101,786       106,468
                                                       ----------    ----------

NET INCOME .........................................      217,312       227,837
PREFERRED STOCK DIVIDEND REQUIREMENTS ..............        7,660         9,805
                                                       ----------    ----------
EARNINGS FOR COMMON STOCK ..........................   $  209,652    $  218,032
                                                       ==========    ==========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (Unaudited)

                                                              Twelve Months
                                                           Ended September 30,
                                                       -------------------------
                                                           1998         1997
                                                       ----------    ----------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ........................   $1,970,832    $1,850,047
                                                       ----------    ----------
FUEL EXPENSES:
  Fuel for electric generation .....................      221,089       217,654
  Purchased power ..................................      294,430       207,115
                                                       ----------    ----------
     Total .........................................      515,519       424,769
                                                       ----------    ----------
OPERATING REVENUES LESS FUEL EXPENSES ..............    1,455,313     1,425,278
                                                       ----------    ----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding
    fuel expenses...................................      421,542       429,569
  Depreciation and amortization ....................      370,741       363,625
  Income taxes .....................................      183,479       170,562
  Other taxes ......................................      119,844       117,084
                                                       ----------    ----------
     Total .........................................    1,095,606     1,080,840
                                                       ----------    ----------
OPERATING INCOME ...................................      359,707       344,438
                                                       ----------    ----------
OTHER INCOME (DEDUCTIONS):
  AFUDC - equity ...................................         --            (411)
  Other - net ......................................      (14,188)      (13,188)
  Income taxes .....................................       32,685        40,383
                                                       ----------    ----------
     Total .........................................       18,497        26,784
                                                       ----------    ----------
INCOME BEFORE INTEREST DEDUCTIONS ..................      378,204       371,222
                                                       ----------    ----------
INTEREST DEDUCTIONS:
  Interest on long-term debt .......................      138,790       142,196
  Interest on short-term borrowings ................        7,237         8,811
  Debt discount, premium and expense ...............        7,653         7,915
  Capitalized interest .............................      (16,444)      (14,478)
                                                       ----------    ----------
     Total .........................................      137,236       144,444
                                                       ----------    ----------

NET INCOME .........................................      240,968       226,778
PREFERRED STOCK DIVIDEND REQUIREMENTS ..............       10,658        13,941
                                                       ----------    ----------
EARNINGS FOR COMMON STOCK ..........................   $  230,310    $  212,837
                                                       ==========    ==========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                   (Unaudited)

                                                    September 30,  December 31,
                                                        1998          1997
                                                    ------------   -----------
                                                      (Thousands of Dollars)
UTILITY PLANT:
Electric plant in service and held for
    future use....................................  $ 7,179,571    $ 7,009,059
Less accumulated depreciation and amortization ...    2,759,425      2,620,607
                                                    -----------    -----------
   Total .........................................    4,420,146      4,388,452
Construction work in progress ....................      211,758        237,492
Nuclear fuel, net of amortization ................       55,771         51,624
                                                    -----------    -----------
   Utility plant - net ...........................    4,687,675      4,677,568
                                                    -----------    -----------

INVESTMENTS AND OTHER ASSETS .....................      186,342        164,906
                                                    -----------    -----------

CURRENT ASSETS:
Cash and cash equivalents ........................       17,687         12,552
Accounts receivable:
   Service customers .............................      238,905        141,022
   Other .........................................       52,349         31,313
   Allowance for doubtful accounts ...............       (1,414)        (1,338)
Accrued utility revenues .........................       86,153         58,559
Materials and supplies, at average cost ..........       71,896         70,634
Fossil fuel, at average cost .....................       17,303          9,621
Deferred income taxes ............................        3,496          3,496
Other ............................................       27,632         24,529
                                                    -----------    -----------
   Total current assets ..........................      514,007        350,388
                                                    -----------    -----------

DEFERRED DEBITS:
Regulatory asset for income taxes ................      414,491        458,369
Rate synchronization cost deferral ...............      317,463        358,871
Unamortized costs of reacquired debt .............       56,409         63,501
Unamortized debt issue costs .....................       15,142         15,303
Other ............................................      260,904        242,236
                                                    -----------    -----------
   Total deferred debits .........................    1,064,409      1,138,280
                                                    -----------    -----------

   TOTAL .........................................  $ 6,452,433    $ 6,331,142
                                                    ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   LIABILITIES
                                   (Unaudited)


                                                   September 30,  December 31,
                                                       1998          1997
                                                   -----------    -----------
                                                      (Thousands of Dollars)
CAPITALIZATION:
Common stock ....................................  $   178,162   $   178,162
Additional paid-in capital ......................    1,143,617     1,142,364
Retained earnings ...............................      610,535       528,798
                                                   -----------   -----------
   Common stock equity ..........................    1,932,314     1,849,324
Non-redeemable preferred stock ..................      123,795       142,051
Redeemable preferred stock ......................        9,401        29,110
Long-term debt less current maturities ..........    1,871,949     1,953,162
                                                   -----------   -----------
   Total capitalization .........................    3,937,459     3,973,647
                                                   -----------   -----------
CURRENT LIABILITIES:
Commercial paper ................................      115,350       130,750
Current maturities of long-term debt ............      154,220       104,068
Accounts payable ................................      170,202       107,423
Accrued taxes ...................................      208,595        85,886
Accrued interest ................................       26,489        31,660
Customer deposits ...............................       28,841        29,116
Other ...........................................       36,394        19,588
                                                   -----------   -----------
   Total current liabilities ....................      740,091       508,491
                                                   -----------   -----------
DEFERRED CREDITS AND OTHER:
Deferred income taxes ...........................    1,291,258     1,345,177
Deferred investment tax credit ..................       36,724        60,093
Unamortized gain - sale of utility plant ........       78,931        82,363
Customer advances for construction ..............       29,489        29,294
Other ...........................................      338,481       332,077
                                                   -----------   -----------
   Total deferred credits and other .............    1,774,883     1,849,004
                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
   TOTAL ........................................  $ 6,452,433   $ 6,331,142
                                                   ===========   ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)

                                                               Nine Months
                                                           Ended September 30,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
                                                         (Thousands of Dollars)

Cash Flows from Operating Activities:
  Net Income .........................................   $ 217,312    $ 227,837
  Items not requiring cash:
    Depreciation and amortization ....................     279,097      274,027
    Nuclear fuel amortization ........................      24,991       24,077
    Deferred income taxes - net ......................     (47,749)     (58,675)
    Deferred investment tax credit - net .............     (23,369)     (24,091)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ........................    (118,843)     (84,769)
    Accrued utility revenues .........................     (27,594)     (26,597)
    Materials, supplies and fossil fuel ..............      (8,944)       2,077
    Other current assets .............................      (3,103)      (4,541)
    Accounts payable .................................      61,611       23,270
    Accrued taxes ....................................     122,709       93,215
    Accrued interest .................................      (5,171)     (13,279)
    Other current liabilities ........................      16,799       12,171
  Other - net ........................................     (20,778)      32,244
                                                         ---------    ---------
Net cash flow provided by operating activities .......     466,968      476,966
                                                         ---------    ---------

Cash Flows from Investing Activities:
  Capital expenditures ...............................    (221,904)    (229,608)
  Capitalized interest ...............................     (12,627)     (12,391)
  Other ..............................................      (5,872)     (16,798)
                                                         ---------    ---------
Net cash flow used for investing activities ..........    (240,403)    (258,797)
                                                         ---------    ---------

Cash Flows from Financing Activities:
  Long-term debt .....................................     109,375      109,906
  Short-term borrowings - net ........................     (15,400)     100,850
  Dividends paid on common stock .....................    (127,500)    (127,500)
  Dividends paid on preferred stock ..................      (8,070)     (10,334)
  Repayment of preferred stock .......................     (37,585)     (46,511)
  Repayment and reacquisition of long-term debt ......    (142,250)    (222,725)
                                                         ---------    ---------
      Net cash flow used for financing activities ....    (221,430)    (196,314)
                                                         ---------    ---------

Net increase in cash and cash equivalents ............       5,135       21,855
Cash and cash equivalents at beginning of period .....      12,552       12,521
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  17,687    $  34,376
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ........   $ 100,929    $ 114,070
    Income taxes .....................................   $ 115,585    $ 161,228

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998, the results of operations for the three months, nine months and twelve months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. It is suggested that these condensed financial statements and notes to condensed financial statements be read in conjunction with the financial statements and notes to financial statements included in the 1997 10-K. Certain prior year balances have been restated to conform to the current year presentation.

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the nine months ended September 30, 1998.

5. Regulatory Matters ___ Electric Industry Restructuring

STATE

The following is a description of regulatory and legislative developments related to implementation of retail electric competition beginning with the ACC rules adopted in December 1996 through the proposed settlement agreement in November 1998.

ACC RULES. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona. On August 5, 1998, the ACC adopted amendments to the rules. The ACC rules, as amended, include the following major provisions:

o The rules apply to virtually all of the Arizona electric utilities regulated by the ACC, including the Company.

o The rules require each affected utility, including the Company, to make available at least 20% of its 1995 system retail peak demand for competitive generation supply to all customer classes beginning January 1, 1999, and 100% beginning January 1, 2001.

o All affected utility customers with single premise loads of one megawatt or greater will be eligible for competitive electric services beginning January 1, 1999, until the 20% level described in the preceding paragraph is met. Until the 20% level is met, affected utility customers with single premise loads of forty kilowatts or greater will be able to aggregate into a combined load of one megawatt or greater to be eligible for competitive electric services beginning January 1, 1999.

o Prior to January 1, 2001, residential customers will have access to competitive services through a quarterly phase-in of one-half percent of residential customers per quarter beginning January 1, 1999.

o Electric service providers that obtain Certificates of Convenience and Necessity (CC&Ns) from the ACC will be allowed to supply, market, and/or broker specified electric services at retail. These services include electric generation, but exclude electric transmission and distribution.

o As required by the rules, in February 1998 the Company filed with the ACC proposed tariffs for unbundled service (electric service elements provided and priced separately). The ACC has not issued a decision in this matter.

o The rules establish that the ACC shall allow a reasonable opportunity for the recovery of unmitigated stranded costs. See "Stranded Costs" below. Affected utilities are expected to take reasonable, cost-effective steps to mitigate stranded costs.

o Absent a waiver from the ACC, each affected utility must separate itself from all competitive generation assets and services prior to January 1, 2001. The separation must be either to an unaffiliated party or to a separate corporate affiliate or affiliates.

o Beginning January 1, 1999, each affected utility will be prohibited from providing certain competitive electric services, except through a separate affiliate.

o The rules contain affiliate transaction rules generally prohibiting an affected utility and its competitive electric affiliates from sharing personnel, office space, equipment, services, and systems, except to the extent appropriate to perform certain permissible shared corporate support functions. No later than December 31, 1998, each affected utility must file a compliance plan with the ACC demonstrating its compliance with the affiliate transaction rules.

In accordance with the rules, on September 15, 1998, the Company filed a report detailing possible mechanisms to provide certain non-rate benefits and a possible extension of the 1996 regulatory agreement to all standard offer customers and a proposed plan for phase-in implementation of 3,500 residential customers per quarter on a first come, first served basis.

The amended rules became effective on an emergency basis upon their filing with the Secretary of State on August 10, 1998. The ACC held hearings on the amended rules in October 1998 and must complete the process of adopting the amended rules on a permanent basis within 180 days of the Secretary of State filing. The Company anticipates the completion of this process by year-end 1998 or early 1999.

The Company believes that certain provisions of the 1996 ACC rules and the amended rules are deficient. In February 1997, a lawsuit was filed by the Company to protect its legal rights regarding the 1996 rules. That lawsuit is pending but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions. In October 1998, the Company also filed a lawsuit to protect its legal rights regarding the amended rules.

STRANDED COSTS. In February 1998, the ACC completed a formal, generic hearing on stranded cost determination and recovery. On June 22, 1998, the ACC issued an order in this matter. The order allows an affected utility, such as the Company, to choose between two options for the recovery of its stranded costs. Under the first option, an affected utility that chooses to divest its generating assets must file a divestiture plan for ACC approval no later than October 1, 1998, and such divestiture must be completed by January 1, 2001, after which the affected utility would be permitted to collect 100 percent of its stranded costs, including a return on the unamortized balance, over a ten-year period. Under the second option (referred to by the ACC as the "Transition Revenues Methodology"), an affected utility would be provided sufficient revenues necessary to maintain financial integrity for a period of ten years or the ACC would "otherwise provide an allocation of stranded cost responsibilities and risks between ratepayers and shareholders as is determined to be in the public interest." The order also states an intent that the various recovery options "will provide the affected utilities sufficient revenues to enable them to recover appropriate regulatory assets." In accordance with the order, on August 21, 1998 the Company filed with the ACC the Transition Revenues Methodology as its choice of options for stranded cost recovery and a related implementation plan relating to its chosen option. The Company does not intend to divest its generating assets except to an affiliated party. The Company believes that certain provisions of the stranded cost order are deficient and in August 1998 the Company filed two lawsuits to protect its legal rights relating to the order. Based on various assumptions, estimates and methodologies, the Company estimates its recoverable stranded costs (excluding regulatory assets which have already been addressed in the 1996 regulatory agreement with the ACC) to be $533 million, assuming a measurement period 1999 through 2004. The Company cannot accurately predict the outcome of this matter.

PROPOSED SETTLEMENT AGREEMENT. On November 4, 1998, the Company and the ACC Staff entered into a proposed settlement agreement related to the implementation of retail electric competition. In connection with the settlement agreement, the Company and TEP entered into a memorandum of understanding for the exchange of certain assets. The following are the major provisions of each agreement, both of which are attached as exhibits to this Form 10-Q and incorporated herein by reference:

                  PROPOSED SETTLEMENT AGREEMENT WITH ACC STAFF

o The Company will reduce its prices by a total of at least 4% in the years 1999 through 2002. Price reductions in 2001 and 2002 will apply only to the Company's residential customers who purchase all their electric services from the Company.

o There will be a moratorium on filing for retail rate changes before January 1, 2003, except for the price reductions described above and certain other limited circumstances.

o In addition to the cost-saving incentive mechanism, the rate filing moratorium and full recovery of regulatory assets, certain other aspects of the 1996 regulatory settlement are extended through 2002. See Note 6 below for additional information on the 1996 regulatory agreement.

o The Company will be permitted to defer for later recovery prudent and reasonable costs of complying with the amended ACC rules, systems benefits costs and solar power costs in excess of the levels included in current rates.

o The Company will have the ability to recover stranded costs in exchange for the divestiture of its 345 kV and 500 kV transmission assets to TEP.

o The Company and TEP entered into a memorandum of understanding for the exchange of certain assets.

o Upon final adoption and approval of the settlement agreement by the ACC, the Company will move to dismiss all of its litigation currently pending against the ACC.

o The Company will establish a separate corporate affiliate for marketing generation and other competitive electric services before year-end 1998.

o The Company will form a separate corporate affiliate and transfer to it generating assets by year-end 2002.

                      MEMORANDUM OF UNDERSTANDING WITH TEP

o The Company and TEP have entered into a memorandum of understanding to negotiate in good faith to reach a definitive agreement on the exchange of certain transmission and generation assets.

o The Company would acquire from TEP up to 273 MW of generating capacity in exchange for the Company's 500 kV and 345 kV transmission lines. The assets will be exchanged at the transmission current book value, which is approximately $162 million as of July, 1998. If TEP is unable to transfer 273 MW of generating capacity, the deficiency is to be made up by a cash payment from TEP to the Company.

o        The transaction is expected to close by December 31, 2000.

o The generating assets are TEP's interest in the Navajo Generating Station and Four Corners Generating Plant.

A hearing date for the ACC's consideration or approval of the settlement agreement has not yet been set. The memorandum of understanding provides that a definitive agreement must be entered into within sixty days of a final order on the settlement agreement by the ACC.

LEGISLATIVE INITIATIVES. An Arizona joint legislative committee studied electric utility industry restructuring issues in 1996 and 1997. In conjunction with that study, Arizona legislative counsel prepared memoranda in late 1997 related to the legal authority of the ACC to deregulate the Arizona electric utility industry. The memoranda raise a question as to the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces. This latter issue (the ability of the ACC to set rates based on the competitive market) has been subsequently decided by lower courts in favor of the ACC in two unrelated and two related lawsuits.

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

REGULATORY ACCOUNTING

The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. The Company's existing regulatory orders and current regulatory environment support its accounting practices related to regulatory assets, which amounted to approximately $0.9 billion at September 30, 1998. In accordance with the 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of the Company's regulatory assets to an eight-year period that began July 1, 1996.

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

6. Regulatory Matters ___ 1996 Regulatory Agreement

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

Pursuant to the price reduction formula, in 1997 and in 1998, the ACC approved retail price decreases of approximately $17.6 million ($10.5 million after income taxes), or 1.2%, effective July 1, 1997, and approximately $17 million ($10 million after income taxes), or 1.1%, effective July 1, 1998, respectively.

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

                         ARIZONA PUBLIC SERVICE COMPANY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATING RESULTS

         The following table summarizes the Company's revenues and earnings for the three-month, nine-month and twelve-month periods ended September 30, 1998 and 1997:

                                        Periods ended September 30
                                                (Unaudited)
                                          (Thousands of Dollars)

                     Three Months              Nine Months              Twelve Months
               -----------------------   -----------------------   -----------------------
                  1998         1997         1998         1997         1998         1997
               ----------   ----------   ----------   ----------   ----------   ----------
Operating
Revenues       $  740,734   $  632,821   $1,562,872   $1,470,593   $1,970,832   $1,850,047

Earnings for
Common
Stock          $  130,846   $  126,715   $  209,652   $  218,032   $  230,310   $  212,837

         OPERATING RESULTS - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

         Earnings increased $4 million in the three-month comparison primarily because of customer growth, weather effects, and higher profitability from power marketing activities, partially offset by higher fuel expenses and a retail price reduction. See Note 6 of Notes to Condensed Financial Statements for information on the price reduction.

         Operating revenues increased $108 million because of increased power marketing revenues ($71 million), customer growth ($28 million), and weather effects ($18 million), partially offset by the price reduction ($6 million) and other ($3 million). The increase in power marketing revenues was a result of higher market prices and increased activity. The increase in power marketing revenues was accompanied by related increases in purchased power.

         Fuel expenses increased $94 million primarily because of higher purchased power prices, increased wholesale and retail sales volumes, and the effects of two fuel-related settlements in the third quarter of 1997. The settlements contributed approximately $21 million to 1997 pretax earnings and are reflected on the income statement as reductions in fuel expense and as other income.

         OPERATING RESULTS - NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

         Earnings decreased $8 million in the nine-month comparison primarily because of two fuel-related settlements recorded in 1997, increased operations and maintenance expenses, the effects of weather, and two retail price reductions, partially offset by customer growth and higher profitability from power marketing activities. See Note 6 of Notes to Condensed Financial Statements for additional information about the price reduction.

         The two fuel-related settlements increased the Company's 1997 pretax earnings by approximately $21 million. The Company's income statement reflects these settlements as reductions in fuel expense and as other income.

         Operations and  maintenance  expenses  increased $22 million related to
impending   competition   and  growth,   outages  at  power   plants  and  other
miscellaneous factors.

         Operating revenues increased $92 million because of increased power marketing revenues ($69 million) and customer growth ($58 million). These factors were partially offset by the effects of weather ($20 million) and the price reductions ($15 million). The increase in power marketing revenues was a result of higher prices and increased activity. The increase in power marketing revenues was accompanied by related increases in purchased power.

         OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

         Earnings increased $17 million in the twelve-month comparison primarily because of customer growth and higher profitability from power marketing activities. These positive factors more than offset two retail price reductions and the effects of weather. See Note 6 of Notes to Condensed Financial Statements for additional information about the price reductions. The period ended September 30, 1997 also benefited from two fuel-related settlements and the recognition of $8 million of income tax benefits associated with capital loss carryforwards.

         Operating revenues increased $121 million because of increased power marketing revenues ($85 million) and customer growth ($69 million), partially offset by the price reductions ($18 million), the effects of weather ($10 million), and other ($5 million). The increase in power marketing revenues was a result of higher prices and increased activity. The increase in power marketing revenues was accompanied by related increases in purchased power.

         The two fuel-related settlements increased the Company's 1997 pretax earnings by approximately $21 million. The Company's income statement reflects these settlements as reductions in fuel expense and as other income.

         Operations and maintenance expenses decreased $8 million because of a $32 million pretax charge for a voluntary severance program recorded in 1996 and related savings in 1997, partially offset by higher expenses related to impending competition and growth, outages at power plants and other miscellaneous factors.

OTHER INCOME

         As part of a 1994 rate settlement with the ACC, the Company accelerated amortization of substantially all deferred ITCs over a five-year period that ends on December 31, 1999. The amortization of ITCs is shown on the Company's income statement as Other Income ___ Income Taxes and decreases annual income tax expense by approximately $28 million.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1998, the Company incurred approximately $221 million in capital expenditures, which is approximately 68% of the most recently estimated 1998 capital expenditures. The Company's projected capital expenditures for the next three years are: 1998, $323 million; 1999, $322 million; and 2000, $317 million, respectively. These amounts include about $30 - $35 million each year for nuclear fuel expenditures. In addition, the Company is considering expanding certain of its businesses over the next several years, which may result in increased expenditures.

         The Company's long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are: 1998, $221 million; 1999, $174 million; and 2000, $104 million.
During the nine months ended September 30, 1998, the Company redeemed approximately $142 million of its long-term debt and approximately $38 million of its preferred stock with cash from operations and long-term and short-term debt. On December 1, 1998 the Company will redeem all $37.5 million of its $1.8125 Cumulative Preferred Stock, Series W. As a result of the 1996 regulatory agreement (see Note 6 of Notes to Condensed Financial Statements), Pinnacle West invested $50 million in the Company in 1996 and 1997 and will invest similar amounts annually in 1998 and 1999.

         Although provisions in the Company's bond indenture, articles of incorporation, and financing orders from the ACC establish maximum amounts of additional first mortgage bonds and preferred stock that the Company may issue, management does not expect any of these restrictions to limit the Company's ability to meet its capital requirements.

YEAR 2000 READINESS DISCLOSURE

         As the year 2000 approaches many companies face problems because most software application and operational programs will not properly recognize calendar dates beginning with the year 2000. The Company initiated a comprehensive Company-wide Year 2000 program over a year ago to review and resolve all Year 2000 issues in critical systems and equipment in a timely manner to avoid impacting the reliability of electric service to its customers. This included a Company-wide awareness program of the Year 2000 issue.

         The Company has been actively implementing and replacing new systems and technology since 1995 for reasons unrelated to the year 2000, and these actions have resulted in substantially all of its major information technology
(IT) systems becoming Year 2000 compliant. The Company has made, and will continue to make, certain modifications to its computer hardware and software systems and applications to ensure they are capable of handling changing business needs, including dates in the year 2000 and thereafter. In addition, other IT systems and non-IT systems, including embedded technology and real-time process control systems, are being analyzed for potential modifications. To date, the Company has inventoried and assessed all IT and non-IT systems and any renovation, validation and implementation of these systems will be completed by mid-1999, except for those items that can only be completed during maintenance outages at Palo Verde, which will be completed for the last unit during the last half of 1999. The Company has also designated an internal audit/quality review team that is periodically reviewing the individual Year 2000 projects and their Year 2000 readiness.

         The Company is communicating with its significant suppliers, business partners, other utilities and large customers to determine the extent to which it may be affected by these third parties' plans to remediate their own Year 2000 issues in a timely manner. The Company has been interfacing with suppliers of systems, services and materials in order to assess whether their schedules for analysis and remediation of Year 2000 issues are timely and to assess their ability to continue to supply required services and materials. The Company is also working with the North American Electric Reliability Council (NERC) through the Western Systems Coordinating Council (WSCC) to develop operational plans for stable grid operation that will be utilized by the Company and other utilities in the western United States. However, the Company cannot currently predict the effect on the Company if the systems of these other companies are not Year 2000 compliant.

         The Company currently estimates that it will spend approximately $5 million relating to Year 2000 issues, about half of which has been spent to date. This does not include expenditures incurred since 1995 to implement and replace systems for reasons unrelated to the Year 2000, as discussed above. Costs incurred to address the Year 2000 issue are charged to operating expenses as incurred and are expected to be funded by available cash balances and cash provided by operations.

         The Company currently expects that its most reasonably likely worst case Year 2000 scenario would be intermittent loss of power, similar to an outage during a severe weather disturbance. In this situation the Company would restore power as soon as possible by, among other things, re-routing power flows. The Company does not currently expect that this scenario would have a material effect on its financial position, cash flows or results of operations.

         The Company is working to develop its own contingency plans to handle Year 2000 issues, and expects these plans to be completed by mid-1999. As discussed above, the Company is also working with NERC and WSCC to develop contingency plans related to grid operation.

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

RATE MATTERS

         See Note 6 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of a price reduction, which became effective on July 1, 1998.

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

                                      -23-
                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5. OTHER INFORMATION

         CONSTRUCTION AND FINANCING PROGRAMS

         See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of the Company's construction and financing programs.

         COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

         See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of competition and the rules regarding the introduction of retail electric competition in Arizona. On February 28, 1997 and October 16, 1998, lawsuits were filed by the Company to protect its legal rights regarding the rules and the amended rules, respectively, and in each complaint the Company asked the Court for (i) a judgment vacating the retail electric competition rules, (ii) a declaratory judgment that the rules are unlawful because, among other things, they were entered into without proper legal authorization, and (iii) a permanent injunction barring the ACC from enforcing or implementing the rules and from promulgating any other regulations without lawful authority. ARIZONA PUBLIC SERVICE COMPANY v. ARIZONA CORPORATION COMMISSION, CV 97-03753 (consolidated under CV 97-03748.) ARIZONA PUBLIC SERVICE COMPANY v. ARIZONA CORPORATION COMMISSION, CV 98-18896. On August 28, 1998, the Company filed two lawsuits to protect its legal rights under the stranded cost order and in its complaints the Company asked the Court to vacate and set aside the order. ARIZONA PUBLIC SERVICE COMPANY v. ARIZONA CORPORATION COMMISSION, CV 98-15728. ARIZONA PUBLIC SERVICE COMPANY v. ARIZONA CORPORATION COMMISSION, 1-CA-CC-98-0008. See "State-Proposed Settlement Agreement" in Note 5 of Notes to Condensed Financial Statements in this Report regarding the possible dismissal of the lawsuits described in this paragraph.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

EXHIBIT NO.       DESCRIPTION
-----------       -----------

27.1            Financial Data Schedule

99.1 Settlement Agreement with the ACC dated November 4, 1998, which includes a Memorandum of Understanding with TEP

         In  addition  to  those  Exhibits  shown  above,   the  Company  hereby
incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

                                      -24-

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

         (b)  Reports on Form 8-K

         During the quarter ended September 30, 1998, and the period from October 1 through November 13, 1998, the Company filed the following reports on Form 8-K:

         Report dated August 5, 1998 regarding the ACC rules related to retail competition.

--------
(a) Reports filed under File No. 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ARIZONA PUBLIC SERVICE COMPANY
                                                  (Registrant)

Dated:  November 13, 1998            By: George A. Schreiber, Jr.
                                         --------------------------------------
                                         George A. Schreiber, Jr.
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer
                                         and Officer Duly Authorized
                                         to sign this Report)