Form 10-Q
period 1999-03-31
ARIZONA PUBLIC SERVICE CO
filed 1999-05-17
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     March 31, 1999
                               ---------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to _____________

Commission file number    1-4473
                       ------------

                         ARIZONA PUBLIC SERVICE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arizona                                               86-0011170
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona         85072-3999
--------------------------------------------------------     -------------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:            (602) 250-1000
                                                             -------------------

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

               Number of shares of common stock, $2.50 par value,
                   outstanding as of May 17, 1999: 71,264,947

                                    Glossary

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

Company - Arizona Public Service Company

DOE - United States Department of Energy

EITF - Emerging Issues Task Force

EITF 97-4 - Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Applications of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71"

EITF 98-10 - Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"

FERC - Federal Energy Regulatory Commission

ITC - Investment tax credit

1998 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 1998

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

Power Coordination Agreement - 1955 agreement between the Company and Salt River Project that provides for certain electric system and power sales

SFAS No. 71 - Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 133 - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

Salt River Project - Salt River Project Agricultural Improvement and Power District

Territorial Agreement - 1955 agreement between the Company and Salt River Project that has provided exclusive retail service territories in Arizona for each party

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                                             Three Months
                                                            Ended March 31,
                                                           1999         1998
                                                        ---------    ---------
                                                        (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ............................ $ 413,983    $ 380,423
                                                         ---------    ---------
FUEL EXPENSES:
  Fuel for electric generation .........................    52,116       50,328
  Purchased power ......................................    47,125       23,589
                                                         ---------    ---------
     Total .............................................    99,241       73,917
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ..................   314,742      306,506
                                                         ---------    ---------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses....    97,404       96,416
  Depreciation and amortization ........................    96,139       92,147
  Income taxes .........................................    24,803       24,464
  Other taxes ..........................................    29,440       29,938
                                                         ---------    ---------
     Total .............................................   247,786      242,965
                                                         ---------    ---------
OPERATING INCOME .......................................    66,956       63,541
                                                         ---------    ---------
OTHER INCOME (DEDUCTIONS):
  Other - net ..........................................    (2,934)      (2,396)
  Income taxes .........................................     4,256        4,455
                                                         ---------    ---------
     Total .............................................     1,322        2,059
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ......................    68,278       65,600
                                                         ---------    ---------
INTEREST DEDUCTIONS:
  Interest on long-term debt ...........................    33,556       35,183
  Interest on short-term borrowings ....................     2,068          684
  Debt discount, premium and expense ...................     1,845        1,949
  Capitalized interest .................................    (2,986)      (4,151)
                                                         ---------    ---------
     Total .............................................    34,483       33,665
                                                         ---------    ---------
NET INCOME .............................................    33,795       31,935
PREFERRED STOCK DIVIDEND REQUIREMENTS ..................     1,016        2,878
                                                         ---------    ---------
EARNINGS FOR COMMON STOCK .............................. $  32,779    $  29,057
                                                         =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           TWELVE MONTHS
                                                          ENDED MARCH 31,
                                                        1999           1998
                                                    -----------     -----------
                                                       (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ....................    $ 2,039,958     $ 1,879,955
                                                    -----------     -----------
FUEL EXPENSES:
  Fuel for electric generation .................        233,755         200,547
  Purchased power ..............................        329,070         224,528
                                                    -----------     -----------
     Total .....................................        562,825         425,075
                                                    -----------     -----------
OPERATING REVENUES LESS FUEL EXPENSES ..........      1,477,133       1,454,880
                                                    -----------     -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel
    expenses ...................................        415,029         407,834
  Depreciation and amortization ................        380,566         365,803
  Income taxes .................................        192,546         186,909
  Other taxes ..................................        114,766         120,407
                                                    -----------     -----------
     Total .....................................      1,102,907       1,080,953
                                                    -----------     -----------
OPERATING INCOME ...............................        374,226         373,927
                                                    -----------     -----------
OTHER INCOME (DEDUCTIONS):
  Other - net ..................................        (12,841)        (10,014)
  Income taxes .................................         32,552          31,528
                                                    -----------     -----------
     Total .....................................         19,711          21,514
                                                    -----------     -----------
INCOME BEFORE INTEREST DEDUCTIONS ..............        393,937         395,441
                                                    -----------     -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt ...................        135,587         141,685
  Interest on short-term borrowings ............          8,865           7,760
  Debt discount, premium and expense ...........          7,476           7,738
  Capitalized interest .........................        (15,098)        (16,525)
                                                    -----------     -----------
     Total .....................................        136,830         140,658
                                                    -----------     -----------

NET INCOME .....................................        257,107         254,783
PREFERRED STOCK DIVIDEND REQUIREMENTS ..........          7,841          12,055
                                                    -----------     -----------
EARNINGS FOR COMMON STOCK ......................    $   249,266     $   242,728
                                                    ===========     ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)

                                                      MARCH 31,     DECEMBER 31,
                                                         1999           1998
                                                     -----------    -----------
                                                       (Thousands of Dollars)
UTILITY PLANT:
Electric plant in service and held for future use    $ 7,299,849    $ 7,265,604
Less accumulated depreciation and amortization ...     2,886,117      2,814,762
                                                     -----------    -----------
   Total .........................................     4,413,732      4,450,842
Construction work in progress ....................       242,084        228,643
Nuclear fuel, net of amortization ................        57,386         51,078
                                                     -----------    -----------
   Utility plant - net ...........................     4,713,202      4,730,563
                                                     -----------    -----------

INVESTMENTS AND OTHER ASSETS .....................       202,254        183,549
                                                     -----------    -----------
CURRENT ASSETS:
Cash and cash equivalents ........................         5,177          5,558
Accounts receivable:
   Service customers .............................       157,502        205,999
   Other .........................................        47,812         23,213
   Allowance for doubtful accounts ...............        (1,808)        (1,725)
Accrued utility revenues .........................        58,936         67,740
Materials and supplies, at average cost ..........        71,232         69,074
Fossil fuel, at average cost .....................        13,009         13,978
Deferred income taxes ............................         3,999          3,999
Other ............................................        28,079         26,695
                                                     -----------    -----------
   Total current assets ..........................       383,938        414,531
                                                     -----------    -----------
DEFERRED DEBITS:
Regulatory asset for income taxes ................       387,616        400,795
Rate synchronization cost deferral ...............       289,857        303,660
Unamortized costs of reacquired debt .............        51,118         53,744
Unamortized debt issue costs .....................        15,617         14,916
Other ............................................       295,085        291,541
                                                     -----------    -----------
   Total deferred debits .........................     1,039,293      1,064,656
                                                     -----------    -----------
   TOTAL .........................................   $ 6,338,687    $ 6,393,299
                                                     ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                   LIABILITIES
                                   (Unaudited)
                                                        March 31,   December 31,
                                                          1999          1998
                                                       ----------   ------------
                                                        (Thousands of Dollars)
CAPITALIZATION:
Common stock .....................................     $  178,162     $  178,162
Additional paid-in capital .......................      1,195,625      1,195,625
Retained earnings ................................        549,746        601,968
                                                       ----------     ----------
   Common stock equity ...........................      1,923,533      1,975,755
Non-redeemable preferred stock ...................             --         85,840
Redeemable preferred stock .......................             --          9,401
Long-term debt less current maturities ...........      2,001,586      1,876,540
                                                       ----------     ----------
   Total capitalization ..........................      3,925,119      3,947,536
                                                       ----------     ----------
CURRENT LIABILITIES:
Commercial paper .................................        112,725        178,830
Current maturities of long-term debt .............        154,378        164,378
Accounts payable .................................         96,503        145,139
Accrued taxes ....................................        114,624         59,827
Accrued interest .................................         26,504         31,218
Common dividends payable .........................         42,500             --
Customer deposits ................................         26,770         26,815
Other ............................................         26,038         16,755
                                                       ----------     ----------
   Total current liabilities .....................        600,042        622,962
                                                       ----------     ----------
DEFERRED CREDITS AND OTHER:
Deferred income taxes ............................      1,303,935      1,312,007
Deferred investment tax credit ...................         29,385         32,465
Unamortized gain - sale of utility plant .........         76,643         77,787
Customer advances for construction ...............         34,397         31,451
Other ............................................        369,166        369,091
                                                       ----------     ----------
   Total deferred credits and other ..............      1,813,526      1,822,801
                                                       ----------     ----------
COMMITMENTS AND CONTINGENCIES (Notes 5, 8, and 9)

   TOTAL .........................................     $6,338,687     $6,393,299
                                                       ==========     ==========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              THREE MONTHS
                                                             Ended March 31,
                                                            1999         1998
                                                         ---------    ---------
                                                          (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income .........................................   $  33,795    $  31,935
  Items not requiring cash:
    Depreciation and amortization ....................      96,139       92,147
    Nuclear fuel amortization ........................       8,269        8,417
    Deferred income taxes - net ......................      (7,193)      (7,010)
    Deferred investment tax credit - net .............      (3,080)      (3,454)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ........................      23,981       41,923
    Accrued utility revenues .........................       8,804        9,028
    Materials, supplies and fossil fuel ..............      (1,189)      (3,501)
    Other current assets .............................      (1,384)      (2,484)
    Accounts payable .................................     (49,632)     (33,020)
    Accrued taxes ....................................      54,797       55,262
    Accrued interest .................................      (4,714)      (5,413)
    Other current liabilities ........................       9,711        7,528
  Other - net ........................................      (3,225)      11,316
                                                         ---------    ---------
Net cash flow provided by operating activities .......     165,079      202,674
                                                         ---------    ---------
Cash Flows from Investing Activities:
  Capital expenditures ...............................     (67,467)     (60,848)
  Capitalized interest ...............................      (2,986)      (4,151)
  Other ..............................................      (2,629)        (119)
                                                         ---------    ---------
      Net cash flow used for investing activities ....     (73,082)     (65,118)
                                                         ---------    ---------
Cash Flows from Financing Activities:
  Long-term debt .....................................     124,189       99,375
  Short-term borrowings - net ........................     (66,105)     (49,750)
  Dividends paid on common stock .....................     (42,500)     (42,500)
  Dividends paid on preferred stock ..................      (1,393)      (2,964)
  Repayment of preferred stock .......................     (96,499)     (10,599)
  Repayment and reacquisition of long-term debt ......     (10,070)    (134,734)
                                                         ---------    ---------
      Net cash flow used for financing activities ....     (92,378)    (141,172)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents .        (381)      (3,616)
Cash and cash equivalents at beginning of period .....       5,558       12,552
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $   5,177    $   8,936
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ........   $  37,294    $  37,072
    Income taxes .....................................   $      --    $   1,250

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Our condensed financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature. We suggest that these condensed financial statements and notes to condensed financial statements be read along with the financial statements and notes to financial statements included in our 1998 10-K. We have reclassified certain prior year amounts for comparison purposes with 1999.

2. Weather conditions can have a significant impact on our results for interim periods. For this and other reasons, results for interim periods do not necessarily represent results to be expected for the year.

3. We are a wholly-owned subsidiary of Pinnacle West.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the three months ended March 31, 1999.

5. Regulatory Matters -- Electric Industry Restructuring

     STATE

PROPOSED RETAIL ELECTRIC COMPETITION RULES. In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona. The rules, as amended, became effective on August 10, 1998, and on December 10, 1998, the ACC adopted the amended rules without any modifications that would have a significant impact on us. We believe that certain provisions of the 1996 ACC rules and the amended rules are deficient and we have filed lawsuits to protect our legal rights regarding the 1996 rules and the amended rules. These lawsuits are pending but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions.

On January 11, 1999, the ACC issued an order which stayed the amended rules, granted reconsideration of the decision to make the rules permanent, and directed the hearing division of the ACC to establish a procedural order for further action on these rules. The order also granted waivers from compliance with the rules for us, and all affected utilities.

On February 5, 1999, the ACC Hearing Division issued recommendations for changes to the amended rules. The recommended changes to the amended rules were further modified by a Procedural Order of the ACC Hearing Division dated March 12, 1999. On April 14, 1999, the ACC voted to notice, for further rulemaking, the Hearing Division's recommended changes, with certain exceptions. The proposed rules approved by the ACC for further rulemaking include the following major provisions:

* They would apply to virtually all Arizona electric utilities regulated by the ACC, including us.

* The rules require each affected utility, including us, to make available at least 20% of its 1995 system retail peak demand for competitive generation supply beginning when the ACC makes a final decision on each utility's stranded costs and unbundled rates (Final Decision Date) or January 1, 2001, whichever is earlier, and 100% beginning January 1, 2001.

* Subject to the 20% requirement, all utility customers with single premise loads of one megawatt or greater will be eligible for competitive electric services on the Final Decision Date. Customers with single premise loads of 40 kilowatts or greater may aggregate loads to meet this one megawatt requirement.

* When effective, residential customers will be phased in at 1 1/4% per quarter calculated beginning on January 1, 1999, subject to the 20% requirement above.

* Electric service providers that get Certificates of Convenience and Necessity (CC&Ns) from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

* Affected utilities must file ACC tariffs with separate pricing for electric services provided for noncompetitive services.

* ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs (see "Stranded Costs" below).

* Absent an ACC waiver, prior to January 1, 2001, each affected utility must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate.

The proposed rules approved on April 14, 1999 will not become final and effective until approved by the ACC following formal rulemaking proceedings under Arizona law. In compliance with statutory procedural requirements, ACC oral proceedings on the matter are scheduled for June 14 and June 17, 1999.

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

On February 5, 1999, the ACC Hearing Division issued recommended changes to the June 1998 stranded cost order. These recommended changes were further amended by an ACC Procedural Order dated March 12, 1999. On April 14, 1999, the ACC voted to adopt the Hearing Division's changes to the June 1998 stranded cost order. The amended stranded cost order became effective on April 27, 1999 and allows us and each affected utility to choose from any one of five options for the recovery of stranded costs:

* Net Revenues Lost Methodology is the difference between generation revenues under traditional regulation and generation revenues under competition. This option provides for declining recovery percentages for stranded costs over a five-year recovery period. Regulatory assets are to be fully recovered under their presently authorized amortization schedule. In accordance with a 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that ends June 30, 2004.

* Divestiture/Auction Methodology allows a utility to divest all or substantially all of its generating assets, including regulatory assets associated with generation, in order to collect 100 percent of the difference between net sales price and book value of generating assets divested over a ten-year period, with no return on the unamortized balance.

* Financial Integrity Methodology allows a utility "sufficient revenues to meet minimum financial ratios" for a period of ten years.

* Settlement Methodology allows a settlement to be agreed upon by the ACC and a utility.

* Any combination of the above if shown to be in the best interests of all affected parties.

     LEGISLATIVE INITIATIVES An Arizona joint legislative committee studied electric utility industry restructuring issues in 1996 and 1997. In conjunction with that study, the Arizona legislative counsel prepared memoranda in late 1997 related to the legal authority of the ACC to deregulate the Arizona electric utility industry. The memoranda raise a question as to the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces. This latter issue has been subsequently decided by lower courts in favor of the ACC in four separate lawsuits, two of which are unrelated.

In May 1998, a law was enacted to facilitate implementation of retail electric competition in Arizona. The law includes the following major provisions:

* Arizona's largest government-operated electric utility (Salt River Project) and, at their option, smaller municipal electric systems must (i) make at least 20% of their 1995 retail peak demand available to electric service providers by

     December  31, 1998 and  for  all  retail  customers  by December  31, 2000;
     (ii) decrease rates by at least 10% over a ten-year period beginning as early as January 1, 1991; (iii) implement procedures and public processes comparable to those already applicable to public service corporations for establishing the terms, conditions, and pricing of electric services as well as certain other decisions affecting retail electric competition;

* describes the factors which form the basis of consideration by Salt River Project in determining stranded costs; and

* metering and meter reading services must be provided on a competitive basis during the first two years of competition only for customers having demands in excess of one megawatt (and that are eligible for competitive generation services), and thereafter for all customers receiving competitive electric generation.

In addition, the Arizona legislature will review and make recommendations for the 1999 legislative session on certain competitive issues.

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

REGULATORY ACCOUNTING

We prepare our financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. Our existing regulatory orders and the current regulatory environment support our accounting practices related to regulatory assets, which amounted to about $900 million at March 31, 1999. Under the 1996 regulatory agreement (see Note 6), the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that will end June 30, 2004.

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

6.   1996 Regulatory Agreement

In April 1996, the ACC approved a regulatory agreement between the ACC Staff and us. The major provisions of this agreement are:

* An annual rate reduction of approximately $48.5 million ($29 million after income taxes), or 3.4% on average for all customers except certain contract customers, effective July 1, 1996.

* Recovery of substantially all of our present regulatory assets through accelerated amortization over an eight-year period that will end June 30, 2004, increasing annual amortization by approximately $120 million ($72 million after income taxes).

*    A  formula  for  sharing   future  cost  savings   between   customers  and
     shareholders (price reduction formula), referencing a return on equity (as defined) of 11.25%.

* A moratorium on filing for permanent rate changes prior to July 2, 1999, except under the price reduction formula and under certain other limited circumstances.

* Infusion of $200 million of common equity by Pinnacle West, in annual payments of $50 million starting in 1996.

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

7. Agreement with Salt River Project

     On April 25, 1998, we entered into a Memorandum of Agreement with Salt River Project in anticipation of, and to facilitate, the opening of the Arizona electric industry. The Agreement contains the following major components:

* Both parties would amend the Territorial Agreement to remove any barriers to the provision of competitive electricity supply and non-distribution services.

* Both parties would amend the Power Coordination Agreement to lower the price that we will pay Salt River Project for purchased power by approximately $17 million (pretax) during the first full year that the Agreement is effective and by lesser annual amounts during the next seven years.

* Both parties agreed on certain legislative positions regarding electric utility restructuring at the state and federal level.

Certain provisions of the Agreement (including those relating to the amendments of the Territorial Agreement and the Power Coordination Agreement) are affected by the timing of the introduction of competition. See Note 5. On February 18, 1999, the ACC approved the Agreement.

8. The Palo Verde participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, we could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based upon our 29.1% interest in the three Palo Verde units, our maximum potential assessment per incident is approximately $77 million, with an annual payment limitation of approximately $9 million.

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

9. In the first quarter of 1999 we adopted EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires energy trading contracts to be measured at fair value as of the balance sheet date with the gains and losses included in earnings and separately disclosed in the financial statements or footnotes. The effects of adopting EITF 98-10 were not material to our financial statements.

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for us in 2000. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. We are currently evaluating what impact this standard will have on our financial statements.

                         ARIZONA PUBLIC SERVICE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we explain our results of operations, general financial condition, and outlook, including:

*    the changes in our earnings for the periods presented
* the factors impacting our business, including competition and electric industry restructuring
*    the effects of regulatory agreements on our results
*    our capital needs and resources and
*    Year 2000 technology issues.

We suggest this section be read along with the 1998 10-K. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we refer to specific "Notes" in the Notes to Condensed Financial Statements. These Notes add further details to the discussion.

OPERATING RESULTS

     The  following   table   summarizes  our  revenues  and  earnings  for  the
three-month and twelve-month periods ended March 31, 1999 and 1998:

                                            Periods ended March 31
                                                  (Unaudited)
                                            (Thousands of Dollars)

                                       Three Months           Twelve Months
                                   -------------------   -----------------------
                                     1999       1998        1999         1998
                                   --------   --------   ----------   ----------

Operating Revenues                 $413,983   $380,423   $2,039,958   $1,879,955

Earnings for Common Stock          $ 32,779   $ 29,057   $  249,266   $  242,728

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 1998

     Earnings increased $3.7 million in the three-month comparison primarily because of an increase in customers and increased contributions from power marketing and trading activities, partially offset by milder weather, a retail price reduction, and higher depreciation and amortization expense. See Note 6 for information on the price reduction.

     Operating revenues increased $34 million because of:

*    increased power marketing and trading revenues ($34 million)
*    increases in the number of customers ($12 million) and
*    miscellaneous factors ($3 million).

     As mentioned above, these positive factors were partially offset by the effects of milder weather ($11 million) and reductions in retail prices ($4 million).

     Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted from increased activity in Western bulk power markets. The increase in power marketing and trading revenues was accompanied by related increases in purchased power expenses.

     Depreciation and amortization expense increased $4 million because we had more plant in service.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED WITH TWELVE-MONTH PERIOD ENDED MARCH 31, 1998

     Earnings increased $6.5 million in the twelve-month comparison primarily because of an increase in customers, increased contributions from power marketing and trading activities, and lower financing costs. In the comparison, these positive factors more than offset the effects of milder weather, two fuel-related settlements recorded in the third quarter of 1997, retail price reductions that became effective July 1, 1997 and 1998, and higher depreciation and amortization expense. See Note 6 for additional information about the price reductions.

     Operating revenues increased $160 million primarily because of:

*    increased power marketing and trading revenues ($138 million)
* increases in the number of customers and the average amount of electricity used by customers ($80 million) and
*    miscellaneous factors ($7 million).

     As mentioned above, these positive factors were partially offset by the effects of milder weather ($47 million) and reductions in retail prices ($18 million).

     Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted from increased activity in Western bulk power markets, higher prices, and increased sales to large customers in California. The increase in power marketing and trading revenues was accompanied by related increases in purchased power expenses.

     The two fuel-related settlements increased pretax earnings in the twelve months ended March 31, 1998 by approximately $21 million. The income statement reflects these settlements as reductions in fuel expense and as other income.

     Depreciation and amortization expense increased $15 million because we had more plant in service.

     Financing costs decreased by $9 million primarily because of lower amounts of outstanding debt and preferred stock and lower interest rates.

     OTHER INCOME

     As part of a 1994 rate settlement with the ACC, we accelerated amortization of substantially all deferred ITCs over a five-year period that ends on December 31, 1999. The amortization of ITCs is shown on our income statement as Other Income -- Income Taxes. It decreases annual income tax expense by approximately $28 million. Beginning in 2000, no further benefits will be reflected in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1999, we incurred approximately $68 million in capital expenditures, which is approximately 21% of the most recently estimated 1999 capital expenditures. Our projected capital expenditures for the next three years are: 1999, $328 million; 2000, $317 million; and 2001, $300 million. These amounts include about $30 - $35 million each year for nuclear fuel expenditures.

     Our long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are: 1999, $285 million; 2000, $115 million; and 2001, $2 million. During the three months ended March 31, 1999, we redeemed approximately $10 million of our long-term debt and all $96 million (including premiums) of our preferred stock with cash from operations and long-term and short-term debt. In February 1999 we issued $125 million of unsecured long-term debt. As a result of the 1996 regulatory agreement (see Note 6), Pinnacle West invested $50 million in the Company in 1996, 1997 and 1998 and will invest a similar amount in 1999.

     Although provisions in our first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds that we may issue, we do not expect any of these provisions to limit our ability to meet our capital requirements.

YEAR 2000 READINESS DISCLOSURE

OVERVIEW As the year 2000 approaches, many companies face problems because many computer systems and equipment will not properly recognize calendar dates beginning with the year 2000. We are addressing the Year 2000 issue as described below. We initiated a comprehensive company-wide Year 2000 program during 1997 to review and resolve all Year 2000 issues in mission critical systems (systems and equipment that are key to the power production and delivery function, health, and safety) in a timely manner to ensure the reliability of electric service to our customers. This included a company-wide awareness program of the Year 2000 issue. We have an internal audit/quality review team that is periodically reviewing the individual Year 2000 projects and their Year 2000 readiness.

The following chart shows Year 2000 readiness of our mission critical systems as of April 30, 1999:

            INVENTORY         ASSESSMENT      REMEDIATION & TESTING
            ---------         ----------      ---------------------
              100%               100%                  90%*

* Estimated to be at 100% by June 30, 1999, except as discussed below.

DISCUSSION We have been actively implementing and replacing systems and technology since 1995 for general business reasons unrelated to the Year 2000, and these actions have resulted in substantially all of our major information technology (IT) systems becoming Year 2000 ready. The major IT systems that were, and are being, implemented and replaced include the following:

*   Work Management
*   Materials Management
*   Energy Management System
*   Payroll
*   Financial
*   Human Resources
*   Trouble Call Management System
*   Computer and Communications Network Upgrades
*   Geographic Information System
*   Customer Information System and
*   Palo Verde Site Work Management System.

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

We have inventoried and assessed essentially all mission critical IT and non-IT systems and equipment. We are 90% complete with the remediation and testing of these systems. Remediation and testing is expected to be completed by June 30, 1999, for all mission critical systems, except for (i) those items that can only be completed during maintenance outages at Palo Verde, which will be completed for the last unit, which is substantially identical to the other two units, during the last half of 1999, and (ii) the continuous emissions monitoring systems for our five fossil plants, which will also be completed during the last half of 1999.

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

We are also working with the North American Electric Reliability Council (NERC) through the Western Systems Coordinating Council (WSCC) to develop operational plans for stable grid operation that will be used by other utilities and us in the western United States. Our operational plans are complete. However, we cannot currently predict the effect on us if the systems of these other companies are not Year 2000 ready.

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

COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     See Note 5 for discussions of competitive developments and regulatory accounting. See Note 7 for a discussion of a proposed amendment to a Power Coordination Agreement with Salt River Project that we estimate would reduce our pretax costs for purchased power by approximately $17 million during the first full year that the amendment is effective and by lesser annual amounts during the next seven years.

RATE MATTERS

     See Note 6 for a discussion of a proposed price reduction that would be effective July 1, 1999.

FORWARD-LOOKING STATEMENTS

     The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax, and environmental legislation; our ability to successfully compete outside our traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; technological developments in the electric industry; the successful completion of a large-scale construction project; and Year 2000 issues.

     These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

ITEM 3. MARKET RISKS

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

Our exposure to market risks has not changed materially from December 31, 1998 to March 31,1999.

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

     SPENT NUCLEAR FUEL AND WASTE DISPOSAL

     As previously reported, on July 24, 1998, we filed a Petition for Review regarding DOE's obligation to begin accepting spent nuclear fuel. See "Generating Fuel and Purchased Power - Nuclear Fuel Supply - Spent Nuclear Fuel and Waste Disposal" in Part I, Item 1 of the 1998 10-K. On April 16, 1999, the court dismissed our petition, holding that we are bound by the court's previous ruling in another case. That court held that DOE has an obligation to accept spent nuclear fuel as of January 31, 1998, but did not order DOE to do so. Instead, the court held that we must follow the provisions of our standard contract for relief.

     ENVIRONMENTAL MATTERS

     PURPORTED NAVAJO ENVIRONMENTAL REGULATION As previously reported, on February 19, 1999, the EPA promulgated regulations setting forth the EPA's approach to issuing Federal permits to covered stationary sources on Indian reservations, pursuant to the Clean Air Act Amendments of 1990. See "Environmental Matters - Purported Navajo Environmental Regulation" in Part I,
Item 1 of our 1998 10-K. On April 15, 1999, we filed a Petition for Review in the United States Court of Appeals for the District of Columbia. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 99-1146.

     EPA ENVIRONMENTAL REGULATION On April 22, 1999, the EPA announced final regional haze rules. See "Environmental Matters - EPA Environmental Regulation - Clean Air Act" in our 1998 10-K. These new regulations require states to submit, by 2008, implementation plans containing requirements to eliminate all man-made emissions causing visibility impairment in certain specified areas, including the Golden Circle of National Parks in the Colorado Plateau. The 2008 implementation plans must also include consideration and potential application of best available retrofit technology

("BART") for major stationary sources which came into operation between August 1962 and August 1977, such as the Navajo Generating Station, Cholla Power Plant and Four Corners Power Plant.

     The nine western states and tribes that participated in the Grand Canyon Visibility Transport Commission process will have the option to follow an alternate implementation plan and schedule for areas considered by the
Commission. Under this option, those states and tribes would submit implementation plans by 2003, which would incorporate the emission reduction scheme adopted in the Commission's recommendations. Any states and tribes that implement this option will also have to submit revised implementation plans in 2008 to address visibility in certain specified areas that were not considered by the Commission.

     Because Arizona has the discretion to choose between the national or Commission options and a variety of pollution controls to meet the requirements of the regional haze rules, the actual impact on us cannot be determined at this time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.       Description
         -----------       -----------

            27.1        Financial Data Schedule

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

EXHIBIT NO.   DESCRIPTION                   ORIGINALLY FILED AS EXHIBIT:   FILE NO.(a)  DATE EFFECTIVE
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

     (b) Reports on Form 8-K

     During the quarter ended March 31, 1999, and the period from April 1 through May 17, 1999, the Company filed the following reports on Form 8-K:

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




                                              ARIZONA PUBLIC SERVICE COMPANY
                                                       (Registrant)



Dated: May 17, 1999                           By: George A. Schreiber, Jr.
                                                  --------------------------
                                                  George A. Schreiber, Jr.
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and Officer Duly Authorized to
                                                  sign this Report)