Form 10-Q
period 1999-06-30
ARIZONA PUBLIC SERVICE CO
filed 1999-08-16
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

          Number of shares of common stock, $2.50 par value, outstanding as of August 16, 1999: 71,264,947

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                    Glossary

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

Company - Arizona Public Service Company

DOE - United States Department of Energy

EITF - Emerging Issues Task Force

EITF 97-4 - Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Applications of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71"

EPA - Environmental Protection Agency

FASB - Financial Accounting Standards Board

FERC - Federal Energy Regulatory Commission

ITC - Investment tax credit

March 10-Q - Arizona Public Service Company Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999

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

ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                                                              Three Months
                                                              Ended June 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ..........................   $ 511,434    $ 441,715
                                                         ---------    ---------
FUEL EXPENSES:
  Fuel for electric generation .......................      58,283       50,434
  Purchased power ....................................      74,260       45,151
                                                         ---------    ---------
    Total ............................................     132,543       95,585
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ................     378,891      346,130
                                                         ---------    ---------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel
    expenses .........................................     104,404      102,713
  Depreciation and amortization ......................      96,533       92,666
  Income taxes .......................................      49,856       39,933
  Other taxes ........................................      29,595       29,519
                                                         ---------    ---------
    Total ............................................     280,388      264,831
                                                         ---------    ---------
OPERATING INCOME .....................................      98,503       81,299
                                                         ---------    ---------
OTHER INCOME (DEDUCTIONS):
  Other - net ........................................      (1,485)      (2,519)
  Income taxes .......................................       7,227        7,488
                                                         ---------    ---------
    Total ............................................       5,742        4,969
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ....................     104,245       86,268
                                                         ---------    ---------
INTEREST DEDUCTIONS:
  Interest on long-term debt .........................      33,868       34,160
  Interest on short-term borrowings ..................       1,936        2,376
  Debt discount, premium and expense .................       1,912        1,918
  Capitalized interest ...............................      (3,013)      (4,370)
                                                         ---------    ---------
    Total ............................................      34,703       34,084
                                                         ---------    ---------
NET INCOME ...........................................      69,542       52,184
PREFERRED STOCK DIVIDEND REQUIREMENTS ................          --        2,435
                                                         ---------    ---------
EARNINGS FOR COMMON STOCK ............................   $  69,542    $  49,749
                                                         =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ..........................   $ 925,417    $ 822,138
                                                         ---------    ---------
FUEL EXPENSES:
  Fuel for electric generation .......................     110,399      100,762
  Purchased power ....................................     121,385       68,740
                                                         ---------    ---------
    Total ............................................     231,784      169,502
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ................     693,633      652,636
                                                         ---------    ---------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel
    expenses .........................................     201,808      199,129
  Depreciation and amortization ......................     192,672      184,813
  Income taxes .......................................      74,659       64,397
  Other taxes ........................................      59,035       59,457
                                                         ---------    ---------
    Total ............................................     528,174      507,796
                                                         ---------    ---------
OPERATING INCOME .....................................     165,459      144,840
                                                         ---------    ---------
OTHER INCOME (DEDUCTIONS):
  Other - net ........................................      (4,419)      (4,915)
  Income taxes .......................................      11,482       11,943
                                                         ---------    ---------
    Total ............................................       7,063        7,028
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ....................     172,522      151,868
                                                         ---------    ---------
INTEREST DEDUCTIONS:
  Interest on long-term debt .........................      67,424       69,343
  Interest on short-term borrowings ..................       4,004        3,060
  Debt discount, premium and expense .................       3,757        3,867
  Capitalized interest ...............................      (5,999)      (8,521)
                                                         ---------    ---------
    Total ............................................      69,186       67,749
                                                         ---------    ---------
NET INCOME ...........................................     103,336       84,119
PREFERRED STOCK DIVIDEND REQUIREMENTS ................       1,016        5,313
                                                         ---------    ---------
EARNINGS FOR COMMON STOCK ............................   $ 102,320    $  78,806
                                                         =========    =========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Twelve Months
                                                            Ended June 30,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
                                                        (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ........................  $ 2,109,677   $ 1,862,919
                                                      -----------   -----------
FUEL EXPENSES:
  Fuel for electric generation .....................      241,604       195,355
  Purchased power ..................................      358,179       225,995
                                                      -----------   -----------
    Total ..........................................      599,783       421,350
                                                      -----------   -----------
OPERATING REVENUES LESS FUEL EXPENSES ..............    1,509,894     1,441,569
                                                      -----------   -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel
   expenses.........................................      416,720       421,385
  Depreciation and amortization ....................      384,433       367,331
  Income taxes .....................................      202,469       177,263
  Other taxes ......................................      114,842       120,070
                                                      -----------   -----------
    Total ..........................................    1,118,464     1,086,049
                                                      -----------   -----------
OPERATING INCOME ...................................      391,430       355,520
                                                      -----------   -----------
OTHER INCOME (DEDUCTIONS):
  Other - net ......................................      (11,807)      (11,623)
  Income taxes .....................................       32,290        32,466
                                                      -----------   -----------
    Total ..........................................       20,483        20,843
                                                      -----------   -----------
INCOME BEFORE INTEREST DEDUCTIONS ..................      411,913       376,363
                                                      -----------   -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt .......................      135,295       140,583
  Interest on short-term borrowings ................        8,425         7,041
  Debt discount, premium and expense ...............        7,470         7,600
  Capitalized interest .............................      (13,741)      (16,335)
                                                      -----------   -----------
    Total ..........................................      137,449       138,889
                                                      -----------   -----------
NET INCOME .........................................      274,464       237,474
PREFERRED STOCK DIVIDEND REQUIREMENTS ..............        5,406        11,295
                                                      -----------   -----------
EARNINGS FOR COMMON STOCK ..........................  $   269,058   $   226,179
                                                      ===========   ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                      June 30,      December 31,
                                                        1999           1998
                                                     (Unaudited)
                                                     -----------    -----------
                                                       (Thousands of Dollars)
UTILITY PLANT:
Electric plant in service and held for
 future use.......................................   $ 7,370,852    $ 7,265,604
Less accumulated depreciation and amortization ...     2,941,878      2,814,762
                                                     -----------    -----------
  Total ..........................................     4,428,974      4,450,842
Construction work in progress ....................       247,910        228,643
Nuclear fuel, net of amortization ................        50,446         51,078
                                                     -----------    -----------
  Utility plant - net ............................     4,727,330      4,730,563
                                                     -----------    -----------
INVESTMENTS AND OTHER ASSETS .....................       204,986        183,549
                                                     -----------    -----------
CURRENT ASSETS:
Cash and cash equivalents ........................        11,686          5,558
Accounts receivable:
  Service customers ..............................       154,871        205,999
  Other ..........................................        41,650         23,213
  Allowance for doubtful accounts ................        (1,410)        (1,725)
Accrued utility revenues .........................        98,046         67,740
Materials and supplies, at average cost ..........        70,919         69,074
Fossil fuel, at average cost .....................        17,786         13,978
Deferred income taxes ............................         3,999          3,999
Other ............................................        30,647         26,695
                                                     -----------    -----------
  Total current assets ...........................       428,194        414,531
                                                     -----------    -----------
DEFERRED DEBITS:
Regulatory asset for income taxes ................       373,417        400,795
Rate synchronization cost deferral ...............       276,055        303,660
Unamortized costs of reacquired debt .............        49,253         53,744
Unamortized debt issue costs .....................        15,376         14,916
Other ............................................       293,744        291,541
                                                     -----------    -----------
  Total deferred debits ..........................     1,007,845      1,064,656
                                                     -----------    -----------
  TOTAL ..........................................   $ 6,368,355    $ 6,393,299
                                                     ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                   LIABILITIES

                                                         June 30,   December 31,
                                                           1999         1998
                                                        (Unaudited)
                                                        ----------   ----------
                                                         (Thousands of Dollars)
CAPITALIZATION:
Common stock ........................................   $  178,162   $  178,162
Additional paid-in capital ..........................    1,196,804    1,195,625
Retained earnings ...................................      575,607      601,968
                                                        ----------   ----------
  Common stock equity ...............................    1,950,573    1,975,755
Non-redeemable preferred stock ......................           --       85,840
Redeemable preferred stock ..........................           --        9,401
Long-term debt less current maturities ..............    1,955,137    1,876,540
                                                        ----------   ----------
  Total capitalization ..............................    3,905,710    3,947,536
                                                        ----------   ----------
CURRENT LIABILITIES:
Commercial paper ....................................      223,950      178,830
Current maturities of long-term debt ................       14,542      164,378
Accounts payable ....................................      124,643      145,139
Accrued taxes .......................................      149,149       59,827
Accrued interest ....................................       32,209       31,218
Common stock dividends payable ......................       85,000           --
Customer deposits ...................................       24,124       26,815
Other ...............................................       16,557       16,755
                                                        ----------   ----------
  Total current liabilities .........................      670,174      622,962
                                                        ----------   ----------
DEFERRED CREDITS AND OTHER:
Deferred income taxes ...............................    1,287,784    1,312,007
Deferred investment tax credit ......................       22,736       32,465
Unamortized gain - sale of utility plant ............       75,499       77,787
Customer advances for construction ..................       36,191       31,451
Other ...............................................      370,261      369,091
                                                        ----------   ----------
  Total deferred credits and other ..................    1,792,471    1,822,801
                                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES (Notes 5, 6, 9, and 10)

  TOTAL .............................................   $6,368,355   $6,393,299
                                                        ==========   ==========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Cash Flows from Operating Activities:
  NET INCOME .........................................   $ 103,336    $  84,119
  Items not requiring cash:
    Depreciation and amortization ....................     192,672      184,813
    Nuclear fuel amortization ........................      15,673       16,580
    Deferred income taxes - net ......................     (21,445)     (18,428)
    Deferred investment tax credit - net .............      (9,729)      (9,951)
  Changes in current assets and liabilities:
    Accounts receivable - net ........................      32,376        9,947
    Accrued utility revenues .........................     (30,306)      (8,363)
    Materials, supplies and fossil fuel ..............      (5,653)      (8,912)
    Other current assets .............................      (3,952)      (5,295)
    Accounts payable .................................     (17,952)     (10,279)
    Accrued taxes ....................................      89,322       (7,435)
    Accrued interest .................................         991           83
    Other current liabilities ........................      (2,416)       2,922
  Other - net ........................................      (9,728)      10,267
                                                         ---------    ---------
Net cash flow provided by operating activities .......     333,189      240,068
                                                         ---------    ---------
Cash Flows from Investing Activities:
  Capital expenditures ...............................    (153,730)    (144,580)
  Capitalized interest ...............................      (5,999)      (8,521)
  Other ..............................................       1,172       (3,347)
                                                         ---------    ---------
      Net cash flow used for investing activities ....    (158,557)    (156,448)
                                                         ---------    ---------
Cash Flows from Financing Activities:
  Long-term debt .....................................     142,952       99,375
  Short-term borrowings - net ........................      45,120       82,735
  Dividends paid on common stock .....................     (42,500)     (85,000)
  Dividends paid on preferred stock ..................      (1,393)      (5,631)
  Repayment of preferred stock .......................     (96,499)     (31,209)
  Repayment and reacquisition of long-term debt ......    (216,184)    (142,250)
                                                         ---------    ---------
      Net cash flow used for financing activities ....    (168,504)     (81,980)
                                                         ---------    ---------
Net increase in cash and cash equivalents ............       6,128        1,640
Cash and cash equivalents at beginning of period .....       5,558       12,552
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  11,686    $  14,192
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ........   $  64,233    $  63,960
    Income taxes .....................................   $   7,849    $  86,397

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

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the six months ended June 30, 1999.

5. Regulatory Accounting

We prepare our financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. Our existing regulatory orders and the current regulatory environment support our accounting practices related to regulatory assets, which amounted to about $850 million at June 30, 1999. Under the 1996 regulatory agreement (see Note 7), the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that will end June 30, 2004.

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

Although rules have been proposed for the transition of generation services to competition, there are many unresolved issues. We continue to apply SFAS No. 71 to our generation operations. If rate recovery of regulatory assets is no longer probable, whether due to competition or regulatory action, we would be required to write off the remaining balance as an extraordinary charge to expense. See
Note 6 for a discussion
of a proposed settlement agreement which, if approved, would result in the discontinuation of SFAS No. 71 for generation operations.

6. Regulatory Matters -- Electric Industry Restructuring

STATE

     PROPOSED  SETTLEMENT  AGREEMENT  As of May  14,  1999,  we  entered  into a comprehensive Settlement Agreement with various other parties, including representatives of major consumer groups, related to the implementation of retail electric competition. Hearings before the ACC on the Settlement Agreement ended in July 1999, and a final ACC order, which is a condition to the agreement's effectiveness, has not yet been issued. By the terms of the Settlement Agreement, unless ACC approval has been obtained on or before August 1, 1999, each party has the right to unilaterally withdraw from the Settlement Agreement. To date, no party has elected to withdraw.

The following are the major provisions of the Settlement Agreement:

* We will reduce rates for standard offer service for customers with loads less than 3 megawatts in a series of annual rate reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction includes the July 1, 1999 retail price decrease related to the 1996 regulatory agreement. See Note 7. For customers having loads 3 megawatts or greater, standard offer rates will be reduced in annual increments that total 5% through 2002.

* Unbundled rates being charged by us for competitive direct access service (for example, distribution services) will become effective as of July 1, 1999, and will be subject to annual reductions, that vary by rate class, through 2003.

* There will be a moratorium on retail rate changes for standard offer and unbundled competitive direct access rates until July 1, 2004, except for the price reductions described above and certain other limited circumstances.

* We will be permitted to defer for later recovery prudent and reasonable costs of complying with the ACC electric competition rules, system benefits costs in excess of the levels included in current rates, and costs associated with our "provider of last resort" and standard offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004.

* Our distribution system will be open for retail access upon approval of the Settlement Agreement. Customers will be eligible for retail access in accordance with the phase-in program expected to be ultimately adopted by the ACC under the electric competition rules when such rules become effective, with an additional 140 megawatts being made available to eligible non-residential customers. Unless subject to judicial or regulatory restraint, we will open our distribution system to retail access for all customers on January 1, 2001.

* We are currently recovering substantially all of our regulatory assets through July 1, 2004, pursuant to the 1996 regulatory agreement. See Note
     7. In addition, the Settlement Agreement states that we have demonstrated that our allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value. We will not be allowed to recover $183 million net present value of the above amounts. The Settlement Agreement provides that we will have the opportunity to recover $350 million net present value through a competitive transition charge (CTC) that will remain in effect through December 31, 2004, at which time it will terminate. Any over/under-recovery will be credited/debited against the costs subject to recovery under the adjustment clause described above.

* We will form a separate corporate affiliate or affiliates and transfer thereto our generating assets and competitive services by December 31, 2002.

* Upon final approval of the Settlement Agreement by the ACC in an order no longer subject to judicial review, we will move to dismiss all of our litigation pending against the ACC as of the date of the Settlement Agreement.

Upon final ACC order, we will discontinue the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," for our generation operations. This means that regulatory assets, unless reestablished as recoverable through ongoing regulated cash flows, are to be eliminated and the generation assets must be tested for impairment. The regulatory disallowance, which removes $234 million pre-tax ($183 million net present value) from ongoing regulatory cash flows, will be recorded as a net reduction of regulatory assets. This reduction will be reported as an extraordinary charge on the income statement. The regulatory assets to be recovered under this Settlement Agreement would be amortized as follows:

                                   (Millions)

                                                            1/1 - 6/30
1999        2000         2001         2002         2003        2004        Total
----        ----         ----         ----         ----     ----------     -----
$164        $158         $145         $115         $86          $18        $686

     PROPOSED RETAIL ELECTRIC COMPETITION RULES In December 1996, the ACC adopted rules that provide a framework for the introduction of retail electric competition in Arizona. The ACC adopted certain modifications to these rules on August 10, 1998, and on December 11, 1998, the ACC adopted the amended rules, without any modifications that would have a significant impact on us, on a permanent basis. We believe that certain provisions of the 1996 ACC rules and the amended rules are deficient and we have filed lawsuits to protect our legal rights regarding the 1996 rules and the amended rules. These lawsuits are pending but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions.

On January 11, 1999, the ACC issued an order which stayed the amended rules, granted reconsideration of the decision to make the rules permanent, and directed the hearing division of the ACC to establish a procedural order for further action on these rules. The order also granted waivers from compliance with the rules for us, and all affected utilities.

On February 5, 1999, the ACC Hearing Division issued recommendations for changes to the amended rules. The recommended changes to the amended rules were further modified by a Procedural Order of the ACC Hearing Division dated March 12, 1999. On April 14, 1999, the ACC voted to notice, for further rulemaking, the Hearing Division's recommended changes, with certain exceptions (the "Proposed Rules"). The Proposed Rules approved by the ACC for further rulemaking include the following major provisions:

* They would apply to virtually all Arizona electric utilities regulated by the ACC, including us.

* The Proposed Rules require each affected utility, including us, to make available at least 20% of its 1995 system retail peak demand for competitive generation supply beginning when the ACC makes a final decision on each utility's stranded costs and unbundled rates (Final Decision Date) or January 1, 2001, whichever is earlier, and 100% beginning January 1, 2001.

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

* The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs (see "Stranded Costs" below).

* Absent an ACC waiver, prior to January 1, 2001, each affected utility must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate.

The Proposed Rules will not become final and effective until approved by the ACC following formal rulemaking proceedings under Arizona law. In compliance with statutory procedural requirements, ACC oral proceedings on the matter were held in June 1999, and a final order has not yet been issued.

We cannot currently predict when or if the Proposed Rules will become effective, when or if the stay of the amended rules will be lifted, or when retail electric competition will be introduced in Arizona. See "Proposed Settlement Agreement" above for discussion of our proposals regarding the introduction of retail electric competition in Arizona.

     STRANDED COSTS On June 22, 1998, the ACC issued an Order on stranded cost determination and recovery. We believe that certain provisions of the stranded cost order are deficient and in August 1998, we filed two lawsuits to protect our legal rights relating to the order.

On February 5, 1999, the ACC Hearing Division issued recommended changes to the June 1998 stranded cost order. These recommended changes were further amended by an ACC Procedural Order dated March 12, 1999. On April 14, 1999, the ACC voted to adopt the Hearing Division's changes to the June 1998 stranded cost order. The amended stranded cost order became effective on April 27, 1999, and allows us and each affected utility to choose from any one of five options for the recovery of stranded costs:

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

* Any combination of the above, if shown to be in the best interests of all affected parties.

See "Proposed Settlement Agreement" above for a discussion of the methodology we proposed.

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

     GENERAL Until the manner of implementation of competition, including addressing stranded costs, is determined, we cannot accurately predict the impact of full retail competition on our financial position, cash flows, or results of operation. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment. See "Proposed Settlement Agreement" above.

FEDERAL The Energy Policy Act of 1992 and recent rulemakings by FERC have promoted increased competition in the wholesale electric power markets. We do not expect these rules to have a material impact on our financial statements.

Several electric utility industry restructuring bills have been introduced during the 106th Congress. Several of these bills are written to allow consumers to choose their electricity suppliers beginning in 2000 and beyond. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any substantial restructuring of the electric utility industry can occur.

7. 1996 Regulatory Agreement

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

Based on the price reduction formula, the ACC approved retail price decreases of approximately $17.6 million ($10.5 million after income taxes), or 1.2%, effective July 1, 1997, and approximately $17 million ($10 million after income taxes), or 1.1%, effective July 1, 1998. In May 1999, we filed with the ACC for another retail price decrease of approximately $10.8 million annually ($6.5 million after income taxes), which would become effective as of July 1, 1999. The amount and timing of the price decrease are subject to ACC approval. This will be the last price decrease under the 1996 regulatory agreement and will be included in the first rate reduction under the proposed Settlement Agreement discussed in Note 6. See "Proposed Settlement Agreement" above for a discussion of the price decrease.

8. Agreement with Salt River Project

     On April 25, 1998, we entered into a Memorandum of Agreement with Salt River Project in anticipation of, and to facilitate, the opening of the Arizona electric industry. The Agreement contains the following major components:

* Both parties amended the Territorial Agreement to remove any barriers in that agreement to the provision of competitive electricity supply and non-distribution services.

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

Certain provisions of the Agreement (including those relating to the amendments of the Territorial Agreement and the Power Coordination Agreement) are affected by the timing of the introduction of competition. See Note 6. On February 18, 1999, the ACC approved the Agreement.

9. Nuclear Insurance

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

10. Accounting Matters

     In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. The statement was to have been effective for us in 2000; however, the FASB has moved the effective date to 2001. We are currently evaluating what impact this standard will have on our financial statements.

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

OPERATING RESULTS

     The  following   table   summarizes  our  revenues  and  earnings  for  the
three-month, six-month and twelve-month periods ended June 30, 1999 and 1998:

                              Periods ended June 30
                                   (Unaudited)
                             (Thousands of Dollars)

                               Three Months           Six Months             Twelve Months
                            -------------------   -------------------   -----------------------
                              1999       1998       1999       1998        1999         1998
                            --------   --------   --------   --------   ----------   ----------
Operating Revenues          $511,434   $441,715   $925,417   $822,138   $2,109,677   $1,862,919

Earnings for Common Stock   $ 69,542   $ 49,749   $102,320   $ 78,806   $  269,058   $  226,179

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED WITH THREE-MONTH PERIOD ENDED JUNE 30, 1998

     Earnings increased $19.8 million in the three-month comparison primarily because of the effects of warmer weather, an increase in customers and increased contributions from power marketing and trading activities, partially offset by a retail price reduction, and higher depreciation and amortization expense. See
Note 7 for information on the price reduction.

     Operating revenues increased $70 million because of:

     *    increased power marketing and trading revenues ($36 million)
     *    the effects of warmer weather ($21 million) and
     *    increases in the number of customers ($17 million).

     As mentioned above, these positive factors were partially offset by the effect of a reduction in retail prices ($4 million).

     Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted primarily from increased activity in western bulk power markets. The increase in power marketing and trading revenues was accompanied by increases in purchased power expenses.

     Fuel  expenses   increased  $37  million  primarily  because  of  increased wholesale and retail sales volume and higher purchased power prices.

     Depreciation and amortization expense increased $4 million because we had more plant in service.

     OPERATING RESULTS - SIX-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 30, 1998

     Earnings increased $23.5 million in the six-month comparison primarily because of an increase in customers, increased contributions from power marketing and trading activities and the effects of warmer weather, partially offset by a retail price reduction, and higher depreciation and amortization expense. See Note 7 for information on the price reduction.

     Operating revenues increased $103 million because of:

     *    increased power marketing and trading revenues ($70 million)
     *    increases in the number of customers ($29 million)
     *    the effects of warmer weather ($10 million) and
     *    miscellaneous factors ($2 million).

     As mentioned above, these positive factors were partially offset by the effect of a reduction in retail prices ($8 million).

     Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted from increased activity in western bulk power markets. The increase in power marketing and trading revenues was accompanied by increases in purchased power expenses.

     Fuel  expenses   increased  $62  million  primarily  because  of  increased wholesale and retail sales volume and higher purchased power prices.

     Depreciation and amortization expense increased $8 million because we had more plant in service.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED WITH TWELVE-MONTH PERIOD ENDED JUNE 30, 1998

     Earnings increased $42.9 million in the twelve-month comparison primarily because of an increase in customers, increased contributions from power marketing and trading activities, the effects of warmer weather and lower financing costs. In the comparison, these positive factors more than offset the effects of two fuel-related settlements recorded in the third quarter of 1997, a retail price reduction that became effective July 1, 1998, and higher depreciation and amortization expense. See Note 7 for additional information about the price reduction.

     Operating revenues increased $247 million primarily because of:

     *    increased power marketing and trading revenues ($164 million)
     * increases in the number of customers and the average amount of electricity used by customers ($79 million)
     *    the effects of warmer weather ($15 million) and
     *    miscellaneous factors ($7 million).

     As mentioned above, these positive factors were partially offset by the effect of a reduction in retail prices ($18 million).

     Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted from increased activity in Western bulk power markets, higher prices, and increased sales to large customers in California. The increase in power marketing and trading revenues was accompanied by increases in purchased power expenses.

     Fuel expense increased $178 million primarily because of increased wholesale and retail sales volumes, the effects of two fuel-related settlements in the third quarter of 1997, and higher purchased power prices. The settlements increased pretax earnings in the twelve months ended June 30, 1998 by approximately $21 million. The income statement reflects these settlements as reductions in fuel expense and as other income.

     Depreciation and amortization expense increased $17 million because we had more plant in service.

     Financing costs decreased by $10 million primarily because of lower amounts of outstanding debt and preferred stock and lower interest rates.

     OTHER INCOME

     As part of a 1994 rate settlement with the ACC, we accelerated amortization of substantially all deferred ITCs over a five-year period that ends on December 31, 1999. The amortization of ITCs is shown on our income statement as Other Income - Income Taxes. It decreases annual income tax expense by approximately $28 million. Beginning in 2000, no further benefits will be reflected in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1999, we incurred approximately $154 million in capital expenditures, which is approximately 47% of the most recently estimated 1999 capital expenditures. Our projected capital expenditures for the next three years are: 1999, $328 million; 2000, $353 million; and 2001, $343 million. These amounts include about $30 - $35 million each year for nuclear fuel expenditures.

     Our long-term debt and preferred stock redemption requirements and payment obligations on a capitalized lease for the next three years are: 1999, $387 million; 2000, $115 million; and 2001, $2 million. During the six months ended June 30, 1999, we redeemed approximately $216 million of our long-term debt and all $96 million (including premiums) of our preferred stock with cash from operations and long-term and short-term debt. In February 1999 we issued $125 million of unsecured long-term debt. As a result of the 1996 regulatory agreement (see Note 7), Pinnacle West invested $50 million in the Company in 1996, 1997 and 1998 and will make the final investment of $50 million in 1999.

     Although provisions in our first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds that we may issue, we do not expect any of these provisions to limit our ability to meet our capital requirements.

YEAR 2000 READINESS DISCLOSURE

OVERVIEW As the year 2000 approaches, many companies face problems because many computer systems and equipment will not properly recognize calendar dates beginning with the year 2000. We are addressing the Year 2000 issue as described below. We initiated a comprehensive company-wide Year 2000 program during 1997 to review and resolve all Year 2000 issues in mission critical systems (systems and equipment that are key to the power production, delivery, health, and safety functions) in a timely manner to ensure the reliability of electric service to our customers. This included a company-wide awareness program of the Year 2000 issue. We also have an internal audit/quality review team that is periodically reviewing the individual Year 2000 projects and their Year 2000 readiness.

The following chart shows Year 2000 readiness of our mission critical systems as of June 30, 1999:

             Inventory        Assessment        Remediation & Testing
             ---------        ----------        ---------------------
               100%              100%                   100%

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

We have made, and will continue to make, certain modifications to computer hardware, software, and application systems, including IT and non-IT systems, in an effort to ensure they are capable of handling changing business needs, including dates in the year 2000 and thereafter. In addition, we will continue to analyze other IT and non-IT systems, including embedded technology and real-time process control systems, for potential modifications.

We have inventoried, assessed, remediated and tested all mission critical IT and non-IT systems and equipment as of June 30, 1999. We notified the North American Electric Reliability Council (NERC) on June 30, 1999, that our mission critical systems are ready for date changes associated with the Year 2000, in accordance with NERC's recommended criteria. We also notified the Nuclear Regulatory Commission (NRC) that Palo Verde is "Y2K Ready," which means that Palo Verde has followed a prescribed program to identify and resolve Year 2000 issues so that the plant can operate reliably while meeting commitments.

As previously reported, we expected remediation and testing to be completed by June 30, 1999, for all mission critical systems, except for (i) Palo Verde Unit 1 systems and (ii) the continuous emissions monitoring systems (CEMS) for four of our fossil plants. See "Year 2000 Readiness Disclosure" in Part I, Item 2 of the March 10-Q. However, as of June 30, 1999, remediation and testing was completed for all mission critical systems, including Palo Verde Unit 1, but excluding CEMS, which have been removed from the mission critical systems list because the failure of the system would not lead to an unplanned shutdown of generation. This is based on NERC's June 14, 1999 clarifying pronouncement on exception reporting. We currently expect the CEMS for the four fossil plants to be Y2K Ready no later than the fourth quarter 1999.

We currently estimate that we will spend about $5 million relating to Year 2000 issues, about $4.5 million of which has been spent to date. This includes an estimated allocation of payroll costs for our employees working on Year 2000 issues, and costs for consultants, hardware, and software. We do not separately track other internal costs. This does not include costs incurred since 1995 to implement and replace systems for reasons unrelated to the Year 2000, as discussed above. Our cost to address the Year 2000 issue is charged to operating expenses as incurred and has not had, and is not expected to have, a material adverse effect on our financial position, cash flows, or results of operations. We expect to fund this cost with available cash balances and cash provided by operations.

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

We have also been working with NERC through the Western Systems Coordinating Council (WSCC) to develop operational plans for stable grid operation that will be used by other utilities and us in the western United States. Our operational plans are complete. However, we cannot currently predict the effect on us if the systems of these other companies are not Year 2000 ready.

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

We have developed our own contingency plans to handle Year 2000 issues, including the most reasonably likely worst case scenario, discussed above. These plans were completed June 30, 1999.

COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     See Note 5 for a discussion of regulatory accounting. See Note 6 for a discussion of a proposed Settlement Agreement related to the implementation of retail electric competition. See Note 8 for a discussion of a proposed amendment to a Power Coordination Agreement with Salt River Project that we estimate would reduce our pretax costs for purchased power by approximately $17 million during the first full year that the amendment is effective and by lesser annual amounts during the next seven years.

RATE MATTERS

     See Note 7 for a discussion of a proposed price reduction that would become effective as of July 1, 1999. See Note 6 for a discussion of a proposed Settlement Agreement that would, among other things, result in rate reductions over a four year period ending July 1, 2003.

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

We are exposed to the impact of market fluctuations in the price and distribution costs of electricity, natural gas, coal, and emissions and therefore employ established procedures to manage our risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into these derivative transactions for trading and to hedge certain natural gas in storage as well as purchases and sales of electricity, fuels, and emissions.

We measure the price risk in our commodity derivative portfolio on a daily basis utilizing market sensitivity based modeling to understand expected and potential single day favorable or unfavorable impacts to income before tax. The model results are monitored daily to ensure compliance against thresholds on a commodity and portfolio basis. As of June 30, 1999, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $8 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying position being hedged with the commodity derivative portfolio.

We are exposed to credit losses in the event of non-performance or non-payment by counterparties. We use a credit management process to assess and monitor the financial exposure of counterparties. We do not expect counterparty defaults to materially impact our financial condition, results of operations or net cash flow.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     In June 1999, the Navajo Nation served Salt River Project with a lawsuit naming Salt River Project, several Peabody Coal Company entities ("Peabody"), Southern California Edison Company and other defendants, and citing various claims in connection with the renegotiations of the coal royalty and lease agreements under which Peabody mines coal for the Navajo and Mohave Generating Stations. The Navajo Nation v. Peabody Holding Company, Inc., et al., United States District Court for the District of Columbia, CA-99-0469-EGS. We are a 14% owner of Navajo Generating Station, which Salt River Project operates. The suit alleges, among other things, that the defendants obtained a favorable coal royalty rate by improperly influencing the outcome of a federal administrative process under which the royalty rate was to be adjusted. The suit seeks $600 million in damages, treble damages, punitive damages of not less than $1 billion, and the ejection of defendants "from all possessory interests and Navajo Tribal lands" arising out of the [primary coal lease]. Salt River Project has advised us that it denies all charges and will vigorously defend itself. Because the litigation is in preliminary stages, we cannot currently predict the outcome of this matter.

ITEM 5. OTHER INFORMATION

     CONSTRUCTION AND FINANCING PROGRAMS

     See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of the Company's construction and financing programs.

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     See Note 6 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of competition and the rules regarding the introduction of retail electric competition in Arizona and a proposed settlement agreement with the ACC.

     ENVIRONMENTAL MATTERS

     As previously reported, in July 1997, EPA promulgated final national ambient air quality standards for ozone and coarse and fine particulate matter. See "Environmental Matters - EPA Environmental Regulation - Clean Air Act" in
Part I, Item 1 of the 1998 10-K. These standards were challenged and the court determined that EPA's promulgation of the standards violated the constitutional prohibition on delegation of legislative power. The court remanded the ozone standard, vacated the coarse particulate matter standard, and invited the parties to brief the court on vacating or remanding the fine particulate matter standard. We cannot currently predict EPA's response to this decision.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

Exhibit No.   Description                   Originally Filed as Exhibit:   File No.(a)   Date Effective
-----------   -----------                   ----------------------------   -----------   --------------
3.1           Bylaws, amended as of         3.1 to 1995 Form 10-K             1-4473        3-29-96
              February 20, 1996             Report

3.3           Articles of Incorporation,    4.2 to Form S-3                   1-4473        9-29-93
              restated as of May 25, 1988   Registration Nos.
                                            33-33910 and 33-55248 by
                                            means of September 24,
                                            1993 Form 8-K Report

10.1(b)       Key Executive Employment      10.1 to Pinnacle West's           1-8962        8-16-99
              and Severance Agreement       June 1999 Form 10-Q
              between Pinnacle West and
              certain executive officers
              of Pinnacle West and its
              subsidiaries

     (b)  Reports on Form 8-K

     During the quarter ended June 30, 1999, and the period from July 1 through August 16, 1999, the Company filed the following reports on Form 8-K:

     Report dated May 14, 1999 regarding our settlement agreement with various other parties, including representatives of major consumer groups, related to the implementation of retail electric competition.

----------
(a) Reports filed under File No. 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

(b) Additional agreements, substantially identical in all material respects to this Exhibit have been entered into with additional officers of the Pinnacle West and its subsidiaries. Although such additional documents may differ in other respects (such as dollar amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARIZONA PUBLIC SERVICE COMPANY
                                                (Registrant)


Dated: August 16, 1999                  By: George A. Schreiber, Jr.
                                            ------------------------------------
                                            George A. Schreiber, Jr.
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Officer Duly Authorized
                                            to sign this Report)