Form 10-Q
period 1999-09-30
ARIZONA PUBLIC SERVICE CO
filed 1999-11-15
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

               Number of shares of common stock, $2.50 par value,
               outstanding as of November 15, 1999:  71,264,947

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                    Glossary

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

Company - Arizona Public Service Company

DOE - United States Department of Energy

EITF - Emerging Issues Task Force

EITF 97-4 - Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71"

EPA - Environmental Protection Agency

FASB - Financial Accounting Standards Board

FERC - Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

ITC - Investment tax credit

June 10-Q - Arizona Public Service Company Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999

NGS - Navajo Generating Station

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

ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months
                                                           Ended September 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ..........................   $ 867,504    $ 740,734
                                                         ---------    ---------
FUEL EXPENSES:
  Fuel for electric generation .......................      68,137       74,112
  Purchased power ....................................     328,270      178,587
                                                         ---------    ---------
     Total ...........................................     396,407      252,699
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ................     471,097      488,035
                                                         ---------    ---------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses .     108,264      110,259
  Depreciation and amortization ......................      94,184       94,284
  Income taxes .......................................      92,286       98,411
  Other taxes ........................................      25,449       30,002
                                                         ---------    ---------
     Total ...........................................     320,183      332,956
                                                         ---------    ---------
OPERATING INCOME .....................................     150,914      155,079
                                                         ---------    ---------
OTHER INCOME (DEDUCTIONS):
  Other - net ........................................         620       (2,120)
  Income taxes .......................................      13,283       14,271
                                                         ---------    ---------
     Total ...........................................      13,903       12,151
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ....................     164,817      167,230
                                                         ---------    ---------
INTEREST DEDUCTIONS:
  Interest on long-term debt .........................      31,409       33,906
  Interest on short-term borrowings ..................       2,775        2,359
  Debt discount, premium and expense .................       1,847        1,878
  Capitalized interest ...............................        (722)      (4,106)
                                                         ---------    ---------
     Total ...........................................      35,309       34,037
                                                         ---------    ---------
INCOME BEFORE EXTRAORDINARY CHARGE ...................     129,508      133,193

EXTRAORDINARY CHARGE - NET OF INCOME TAXES OF $94,115      139,885           --
                                                         ---------    ---------
NET INCOME (LOSS) ....................................     (10,377)     133,193

PREFERRED STOCK DIVIDEND REQUIREMENTS ................          --        2,347
                                                         ---------    ---------
EARNINGS (LOSS) FOR COMMON STOCK .....................   $ (10,377)   $ 130,846
                                                         =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Nine Months
                                                           Ended September 30,
                                                        --------------------------
                                                           1999           1998
                                                        -----------    -----------
                                                          (Thousands of Dollars)
ELECTRIC OPERATING REVENUES .........................   $ 1,792,921    $ 1,562,872
                                                        -----------    -----------
FUEL EXPENSES:
  Fuel for electric generation ......................       178,536        174,874
  Purchased power ...................................       449,655        247,327
                                                        -----------    -----------
     Total ..........................................       628,191        422,201
                                                        -----------    -----------
OPERATING REVENUES LESS FUEL EXPENSES ...............     1,164,730      1,140,671
                                                        -----------    -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses        310,072        309,388
  Depreciation and amortization .....................       286,856        279,097
  Income taxes ......................................       166,945        162,808
  Other taxes .......................................        84,484         89,459
                                                        -----------    -----------
     Total ..........................................       848,357        840,752
                                                        -----------    -----------
OPERATING INCOME ....................................       316,373        299,919
                                                        -----------    -----------
OTHER INCOME (DEDUCTIONS):
  Other - net .......................................        (3,799)        (7,035)
  Income taxes ......................................        24,765         26,214
                                                        -----------    -----------
     Total ..........................................        20,966         19,179
                                                        -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ...................       337,339        319,098
                                                        -----------    -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt ........................        98,833        103,249
  Interest on short-term borrowings .................         6,779          5,419
  Debt discount, premium and expense ................         5,604          5,745
  Capitalized interest ..............................        (6,721)       (12,627)
                                                        -----------    -----------
     Total ..........................................       104,495        101,786
                                                        -----------    -----------
INCOME BEFORE EXTRAORDINARY CHARGE ..................       232,844        217,312

EXTRAORDINARY CHARGE - NET OF INCOME TAXES OF $94,115       139,885             --
                                                        -----------    -----------
NET INCOME ..........................................        92,959        217,312

PREFERRED STOCK DIVIDEND REQUIREMENTS ...............         1,016          7,660
                                                        -----------    -----------
EARNINGS FOR COMMON STOCK ...........................   $    91,943    $   209,652
                                                        ===========    ===========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Twelve Months
                                                           Ended September 30,
                                                        --------------------------
                                                           1999           1998
                                                        -----------    -----------
                                                          (Thousands of Dollars)
ELECTRIC OPERATING REVENUES .........................   $ 2,236,447    $ 1,970,832
                                                        -----------    -----------
FUEL EXPENSES:
  Fuel for electric generation ......................       235,629        221,089
  Purchased power ...................................       507,862        294,430
                                                        -----------    -----------
     Total ..........................................       743,491        515,519
                                                        -----------    -----------
OPERATING REVENUES LESS FUEL EXPENSES ...............     1,492,956      1,455,313
                                                        -----------    -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses        414,725        421,542
  Depreciation and amortization .....................       384,333        370,741
  Income taxes ......................................       196,344        183,479
  Other taxes .......................................       110,289        119,844
                                                        -----------    -----------
     Total ..........................................     1,105,691      1,095,606
                                                        -----------    -----------
OPERATING INCOME ....................................       387,265        359,707
                                                        -----------    -----------
OTHER INCOME (DEDUCTIONS):
  Other - net .......................................        (9,067)       (14,188)
  Income taxes ......................................        31,302         32,685
                                                        -----------    -----------
     Total ..........................................        22,235         18,497
                                                        -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ...................       409,500        378,204
                                                        -----------    -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt ........................       132,798        138,790
  Interest on short-term borrowings .................         8,841          7,237
  Debt discount, premium and expense ................         7,439          7,653
  Capitalized interest ..............................       (10,357)       (16,444)
                                                        -----------    -----------
     Total ..........................................       138,721        137,236
                                                        -----------    -----------
INCOME BEFORE EXTRAORDINARY CHARGE ..................       270,779        240,968

EXTRAORDINARY CHARGE - NET OF INCOME TAXES OF $94,115       139,885             --
                                                        -----------    -----------
NET INCOME ..........................................       130,894        240,968

PREFERRED STOCK DIVIDEND REQUIREMENTS ...............         3,059         10,658
                                                        -----------    -----------
EARNINGS FOR COMMON STOCK ...........................   $   127,835    $   230,310
                                                        ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                     September 30,  December 31,
                                                        1999           1998
                                                     (Unaudited)
                                                     -----------    -----------
                                                       (Thousands of Dollars)
UTILITY PLANT:
Electric plant in service and held for future use    $ 7,475,666    $ 7,265,604
Less accumulated depreciation and amortization ...     3,005,785      2,814,762
                                                     -----------    -----------
   Total .........................................     4,469,881      4,450,842
Construction work in progress ....................       204,000        228,643
Nuclear fuel, net of amortization ................        53,560         51,078
                                                     -----------    -----------
   Utility plant - net ...........................     4,727,441      4,730,563
                                                     -----------    -----------
INVESTMENTS AND OTHER ASSETS .....................       212,517        183,549
                                                     -----------    -----------
CURRENT ASSETS:
Cash and cash equivalents ........................         4,867          5,558
Accounts receivable:
   Service customers .............................       312,927        205,999
   Other .........................................        18,316         23,213
   Allowance for doubtful accounts ...............        (1,441)        (1,725)
Accrued utility revenues .........................       101,283         67,740
Materials and supplies, at average cost ..........        69,897         69,074
Fossil fuel, at average cost .....................        17,913         13,978
Deferred income taxes ............................         3,999          3,999
Other ............................................        28,869         26,695
                                                     -----------    -----------
   Total current assets ..........................       556,630        414,531
                                                     -----------    -----------
DEFERRED DEBITS:
Regulatory assets ................................       648,377        980,084
Unamortized debt issue costs .....................        14,883         14,916
Other ............................................        93,902         69,656
                                                     -----------    -----------
   Total deferred debits .........................       757,162      1,064,656
                                                     -----------    -----------
   TOTAL .........................................   $ 6,253,750    $ 6,393,299
                                                     ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                   LIABILITIES

                                                     September 30,  December 31,
                                                         1999           1998
                                                      (Unaudited)
                                                      ----------     ----------
                                                       (Thousands of Dollars)
CAPITALIZATION:
Common stock .......................................  $  178,162    $  178,162
Additional paid-in capital .........................   1,196,804     1,195,625
Retained earnings ..................................     565,230       601,968
                                                      ----------    ----------
   Common stock equity .............................   1,940,196     1,975,755
Non-redeemable preferred stock .....................          --        85,840
Redeemable preferred stock .........................          --         9,401
Long-term debt less current maturities .............   1,812,262     1,876,540
                                                      ----------    ----------
   Total capitalization ............................   3,752,458     3,947,536
                                                      ----------    ----------
CURRENT LIABILITIES:
Commercial paper ...................................     223,500       178,830
Current maturities of long-term debt ...............     114,542       164,378
Accounts payable ...................................     228,386       145,139
Accrued taxes ......................................     185,974        59,827
Accrued interest ...................................      22,380        31,218
Customer deposits ..................................      23,728        26,815
Other ..............................................      27,266        16,755
                                                      ----------    ----------
   Total current liabilities .......................     825,776       622,962
                                                      ----------    ----------
DEFERRED CREDITS AND OTHER:
Deferred income taxes ..............................   1,180,246     1,312,007
Deferred investment tax credit .....................       8,962        32,465
Unamortized gain - sale of utility plant ...........      74,355        77,787
Customer advances for construction .................      38,080        31,451
Other ..............................................     373,873       369,091
                                                      ----------    ----------
   Total deferred credits and other ................   1,675,516     1,822,801
                                                      ----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 6, 8 and 9)

   TOTAL ...........................................  $6,253,750    $6,393,299
                                                      ==========    ==========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months
                                                          Ended September 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income .........................................   $  92,959    $ 217,312
  Items not requiring cash:
    Depreciation and amortization ....................     286,856      279,097
    Nuclear fuel amortization ........................      24,306       24,991
    Deferred income taxes - net ......................     (30,977)     (47,749)
    Deferred investment tax credit - net .............     (23,503)     (23,369)
    Extraordinary charge, net of income taxes ........     139,885           --
  Changes in certain current assets and liabilities:
    Accounts receivable - net ........................    (102,315)    (118,843)
    Accrued utility revenues .........................     (33,543)     (27,594)
    Materials, supplies and fossil fuel ..............      (4,758)      (8,944)
    Other current assets .............................      (2,174)      (3,103)
    Accounts payable .................................      78,937       61,611
    Accrued taxes ....................................     126,147      122,709
    Accrued interest .................................      (8,838)      (5,171)
    Other current liabilities ........................       7,897       16,799
  Other - net ........................................     (18,750)     (20,778)
                                                         ---------    ---------
Net cash flow provided by operating activities .......     532,129      466,968
                                                         ---------    ---------
Cash Flows from Investing Activities:
  Capital expenditures ...............................    (228,540)    (221,904)
  Capitalized interest ...............................      (6,721)     (12,627)
  Other ..............................................         592       (5,872)
                                                         ---------    ---------
      Net cash flow used for investing activities ....    (234,669)    (240,403)
                                                         ---------    ---------
Cash Flows from Financing Activities:
  Long-term debt .....................................     142,952      109,375
  Short-term borrowings - net ........................      44,670      (15,400)
  Dividends paid on common stock .....................    (127,500)    (127,500)
  Dividends paid on preferred stock ..................      (1,393)      (8,070)
  Repayment of preferred stock .......................     (96,499)     (37,585)
  Repayment and reacquisition of long-term debt ......    (260,381)    (142,250)
                                                         ---------    ---------
      Net cash flow used for financing activities ....    (298,151)    (221,430)
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents .        (691)       5,135
Cash and cash equivalents at beginning of period .....       5,558       12,552
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $   4,867    $  17,687
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ........   $ 107,677    $ 100,929
    Income taxes .....................................   $ 102,299    $ 115,585

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Our condensed financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with exception of the extraordinary item. We suggest that these condensed financial statements and notes to condensed financial statements be read along with the financial statements and notes to financial statements included in our 1998 10-K. We have reclassified certain prior year amounts for comparison purposes with 1999.

2. Weather conditions can have a significant impact on our results for interim periods. For this and other reasons, results for interim periods do not necessarily represent results to be expected for the year.

3.   We are a wholly-owned subsidiary of Pinnacle West.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the nine months ended September 30, 1999.

5.   Regulatory Accounting

For our regulated operations, we prepare our financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

During 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 97-4. EITF 97-4 requires that SFAS No. 71 be discontinued no later than when legislation is passed or a rate order is issued that contains sufficient detail to determine its effect on the portion of the business being deregulated.

In September 1999, our Settlement Agreement with the ACC was approved (see Note 6 for a discussion of the agreement), and, as a result, we have discontinued the application of SFAS No. 71 for our generation operations. This meant that regulatory assets, unless reestablished as recoverable through ongoing regulated cash flows, were eliminated and the generation assets were tested for impairment. We determined that the generation assets were not impaired. A regulatory disallowance, which removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows, was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement. The regulatory assets to be recovered under this Settlement Agreement will be amortized as follows:

                                   (Millions)

                                                          1/1 - 6/30
1999        2000        2001         2002        2003        2004         Total
----        ----        ----         ----        ----        ----         -----
$164        $158        $145         $115        $86         $18          $686

The condensed balance sheets include the amounts listed below for generation assets included in utility plant not subject to SFAS No. 71:

                             (Thousands of Dollars)

                                                    September 30,   December 31,
                                                        1999           1998
                                                     -----------    -----------
Electric plant in service and held for future use    $ 3,730,840    $ 3,680,482
Accumulated depreciation and amortization             (1,793,288)    (1,681,099)
Construction work in progress                             85,638        107,324
Nuclear fuel, net of amortization                         53,560         51,078

6.   Regulatory Matters -- Electric Industry Restructuring

STATE

     SETTLEMENT AGREEMENT As of May 14, 1999, we entered into a comprehensive Settlement Agreement with various other parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the Settlement Agreement, with some modifications.

The following are the major provisions of the Settlement Agreement, as approved:

* We will reduce rates for standard offer service for customers with loads less than 3 megawatts in a series of annual rate reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) includes the July 1, 1999 retail price decrease of approximately $10.8 million annually ($6.5 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. For customers having loads 3 megawatts or greater, standard offer rates will be reduced in annual increments that total 5% through 2002.

* Unbundled rates being charged by us for competitive direct access service (for example, distribution services) became effective upon approval of the Settlement

     Agreement, retroactive to July 1, 1999, and also will be subject to annual reductions, that vary by rate class, through 2003.

* There will be a moratorium on retail rate changes for standard offer and unbundled competitive direct access rates until July 1, 2004, except for the price reductions described above and certain other limited circumstances. Neither the ACC nor the Company will be prevented from seeking or authorizing rate changes prior to July 1, 2004 in the event of conditions or circumstances that constitute an emergency, such as an inability to finance on reasonable terms, or material changes in our cost of service for ACC-regulated services resulting from federal, tribal, state or local laws, regulatory requirements, judicial decisions, actions or orders.

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

* Our distribution system opened for retail access, effective September 24, 1999. Customers will be eligible for retail access in accordance with the phase-in adopted by the ACC under the electric competition rules (see "Retail Electric Competition Rules" below), with an additional 140 megawatts being made available to eligible non-residential customers. Unless subject to judicial or regulatory restraint, we will open our distribution system to retail access for all customers on January 1, 2001.

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

* We will form a separate corporate affiliate or affiliates and transfer to that affiliate(s) our generating assets and competitive services at book value as of the date of transfer, which transfer shall take place by December 31, 2002. We will be allowed to defer and later collect sixty-seven percent of our costs to accomplish the required transfer of generation assets to an affiliate.

* When the Settlement Agreement approved by the ACC is no longer subject to judicial review, we will move to dismiss all of our litigation pending against the ACC as of the date we entered into the Settlement Agreement.

     On October 25, 1999, two parties filed motions for reconsideration of the Settlement Agreement with the ACC. The ACC took no action within the twenty day limit, so the motions are deemed denied. We continue to operate under the terms of the Settlement Agreement.

     In its motion for reconsideration, one of the parties has questioned the degree to which the ACC may, under the Arizona Constitution, deregulate any portion of the electric utility industry and allow rates to be determined by market forces. The issue of competitively set rates has been decided by lower Arizona courts in favor of the ACC in four separate lawsuits, two of which relate to telecommunications companies. Appeals of the lower courts' decisions are pending.

     As discussed in Note 5 above, we have discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," for our generation operations.

     RETAIL ELECTRIC COMPETITION RULES On September 21, 1999, the ACC voted to approve the rules that provide a framework for the introduction of retail electric competition in Arizona (the "Rules"). If any of the Rules conflict with the Settlement Agreement, the terms of the Settlement Agreement govern. On October 19, 1999, several parties, including us, filed motions for reconsideration of the Rules with the ACC. The ACC took no action within the twenty day limit, so the motions are deemed denied.

     The Rules approved by the ACC include the following major provisions:

* They apply to virtually all Arizona electric utilities regulated by the ACC, including us.

* The Rules require each affected utility, including us, to make available at least 20% of its 1995 system retail peak demand for competitive generation supply beginning when the ACC makes a final decision on each utility's stranded costs and unbundled rates (Final Decision Date) or January 1, 2001, whichever is earlier, and 100% beginning January 1, 2001. Under the Settlement Agreement, the Company will provide retail access to customers representing the minimum 20% required by the ACC and an additional 140 megawatts of non-residential load in 1999, and to all customers as of January 1, 2001, or such other dates as approved by the ACC.

* Subject to the 20% requirement, all utility customers with single premise loads of one megawatt or greater will be eligible for competitive electric services on the Final Decision Date, which for the Company's customers was the approval of the

     Settlement Agreement. Customers may aggregate loads to meet this one megawatt requirement.

* When effective, residential customers will be phased in at 1 1/4% per quarter calculated beginning on January 1, 1999, subject to the 20% requirement above.

* Electric service providers that get Certificates of Convenience and Necessity (CC&Ns) from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

* Affected utilities must file ACC tariffs with separate pricing for electric services provided for non-competitive services.

* The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs.

* Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate. Under the Settlement Agreement, the Company received a waiver to allow transfer of its competitive generation assets and services to affiliates no later than December 31, 2002.

     1996 REGULATORY AGREEMENT In April 1996, the ACC approved a regulatory agreement between the ACC Staff and us. Based on the price reduction formula of the agreement, the ACC approved retail price decreases of approximately $17.6 million ($10.5 million after income taxes), or 1.2%, effective July 1, 1997; approximately $17 million ($10 million after income taxes), or 1.1%, effective July 1, 1998; and approximately $10.8 million ($6.5 million after income taxes), or 0.7%, effective as of July 1, 1999. The July 1, 1999 rate decrease was included in the first rate reduction under the Settlement Agreement discussed above. The regulatory agreement also requires Pinnacle West to infuse $200 million of common equity into us in annual payments of $50 million in 1996 through 1999.

     LEGISLATION In May 1998, a law was enacted to facilitate implementation of retail electric competition in Arizona. The law includes the following major provisions:

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

In addition, the Arizona legislature will review and make recommendations for the 1999-2000 legislative session on certain competitive issues.

     GENERAL We cannot accurately predict the impact of full retail competition on our financial position, cash flows, or results of operation. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

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

7.   Agreement with Salt River Project

     On April 25, 1998, we entered into a Memorandum of Agreement with Salt River Project in anticipation of, and to facilitate, the opening of competition in the Arizona electric industry. On February 18, 1999, the ACC approved the Agreement. The Agreement contains the following major components:

* Both parties amended the Territorial Agreement to remove any barriers in that agreement to the provision of competitive electricity supply and non-distribution services.

* Both parties amended the Power Coordination Agreement to lower the price that we will pay Salt River Project for purchased power by approximately $17 million (pretax) during the first full year that the Agreement is effective and by lesser annual amounts during the next seven years.

* Both parties agreed on certain legislative positions regarding electric utility restructuring at the state and federal level.

Certain provisions of the Agreement (including those relating to the amendments of the Territorial Agreement and the Power Coordination Agreement) became effective upon the introduction of competition. See Note 6.

8.   Nuclear Insurance

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

OPERATING RESULTS

     The  following   table   summarizes  our  revenues  and  earnings  for  the
three-month, nine-month and twelve-month periods ended September 30, 1999 and 1998:

                           Periods ended September 30
                                   (Unaudited)
                             (Thousands of Dollars)

                            Three Months               Nine Months              Twelve Months
                      ------------------------   -----------------------   -----------------------
                         1999          1998         1999         1998         1999         1998
                      ----------    ----------   ----------   ----------   ----------   ----------
Operating Revenues    $  867,504    $  740,734   $1,792,921   $1,562,872   $2,236,447   $1,970,832

Earnings (Loss) for
Common Stock (1)      $  (10,377)   $  130,846   $   91,943   $  209,652   $  127,835   $  230,310

(1) 1999 periods include an extraordinary charge of $139,885, net of income taxes of $94,115.

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

     Earnings decreased $141 million in the three-month comparison primarily because of the effects of a $140 million after-tax extraordinary charge for a regulatory disallowance (see Notes 5 and 6). Earnings excluding the extraordinary charge were

$1 million lower because of the effects of milder weather, a retail price reduction and lower contributions from power marketing and trading activities. These reductions in earnings were substantially offset by an increase in customers and lower property taxes. See Note 6 for information on the price reduction.

     Operating revenues increased $127 million because of:

     *    increased power marketing and trading revenues ($131 million)
     * increases in the number of customers and the average amount of electricity used by customers ($24 million) and
     *    miscellaneous factors ($2 million).

     As mentioned above, these positive factors were partially offset by weather impacts ($22 million) and the effect of a reduction in retail prices ($8 million).

     Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted primarily from increased activity in western U.S. bulk power markets and was accompanied by an increase in purchased power expenses. Although these activities contribute positively to earnings in both periods, the contribution in 1999 was lower than in 1998.

     Fuel and purchased power expenses increased $144 million primarily because of increased wholesale sales volume and higher purchased power prices.

     Other taxes decreased $5 million primarily because of an adjustment to reflect lower property tax rates for 1999.

     OPERATING RESULTS - NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

     Earnings decreased $118 million in the nine-month comparison primarily because of the effects of a $140 million after-tax extraordinary charge for a regulatory disallowance (see Notes 5 and 6). Earnings excluding the extraordinary charge were $22 million higher because of an increase in customers, lower property taxes and lower financing costs. These increases in earnings were partially offset by the effects of milder weather, retail price reductions, higher depreciation and lower contributions from power marketing and trading activities. See Note 6 for information on the price reductions.

     Operating revenues increased $230 million because of:

     *    increased power marketing and trading revenues ($188 million) and
     * increases in the number of customers and the average amount of electricity used by customers ($69 million).

     As mentioned above, these positive factors were partially offset by weather impacts ($10 million) and the effect of reductions in retail prices ($17 million).

     Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted primarily from increased activity in western U.S. bulk power markets and was accompanied by an increase in purchased power expenses. Although these activities contribute positively to earnings in both periods, the contribution in 1999 was lower than in 1998.

     Fuel and purchased power expenses increased $206 million primarily because of increased wholesale and retail sales volume and higher purchased power prices.

     Other taxes decreased $5 million primarily because of lower property tax rates.

     Financing costs decreased by $4 million primarily because of lower amounts of outstanding preferred stock.

     Depreciation and amortization expense increased $8 million because we had more plant in service.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED WITH TWELVE-MONTH PERIOD SEPTEMBER 30, 1998

     Earnings decreased $102 million in the twelve-month comparison primarily because of the effects of a $140 million after-tax extraordinary charge for a regulatory disallowance (see Notes 5 and 6). Earnings excluding the extraordinary charge were $38 million higher because of an increase in customers, lower property taxes, lower operations and maintenance expenses and lower financing costs. These increases in earnings were partially offset by the effects of milder weather, retail price reductions and higher depreciation. See
Note 6 for information on the price reductions.

     Operating revenues increased $266 million because of:

     *    increased power marketing and trading revenues ($216 million)
     * increases in the number of customers and the average amount of electricity used by customers ($85 million) and
     *    miscellaneous factors ($8 million).

     As mentioned above, these positive factors were partially offset by weather impacts ($23 million) and the effect of reductions in retail prices ($20 million).

     Power marketing and trading activities are predominantly short-term opportunity wholesale sales. The increase in power marketing revenues resulted primarily from increased activity in western U.S. bulk power markets and was accompanied by an increase in purchased power expenses. Although these activities contribute positively to earnings in both periods, the contribution in the current period was the same as in the previous period.

     Fuel and purchased power expenses increased $228 million primarily because of increased wholesale and retail sales volume and higher purchased power prices.

     Other taxes decreased $10 million primarily because of lower property tax rates for 1999 and an adjustment in the fourth quarter of 1998 to reflect lower property tax rates for 1998.

     Operations and maintenance expenses were lower $7 million primarily due to lower employee benefit costs.

     Financing costs decreased by $6 million primarily because of lower amounts of outstanding preferred stock.

     Depreciation and amortization expense increased $14 million because we had more plant in service.

     OTHER INCOME

     As part of a 1994 rate settlement with the ACC, we accelerated amortization of substantially all deferred ITCs over a five-year period that ends on December 31, 1999. The amortization of ITCs is shown on our income statement as Other Income -- Income Taxes. It decreases annual income tax expense by approximately $28 million. Beginning in 2000, no further benefits from these deferred ITCs will be reflected in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1999, we incurred approximately $229 million in capital expenditures, which is approximately 70% of the most recently estimated 1999 capital expenditures. Our projected capital expenditures for the next three years are: 1999, $328 million; 2000, $353 million; and 2001, $343 million. These amounts include about $30 - $35 million each year for nuclear fuel expenditures.

     Our long-term debt and preferred stock redemption requirements, optional repayments and payment obligations on a capitalized lease for the next three years are: 1999, $406 million; 2000, $115 million; and 2001, $252 million. During the nine months ended September 30, 1999, we redeemed approximately $260 million of our long-term debt and all $96 million (including premiums) of our preferred stock with cash from operations and long-term and short-term debt. In February 1999 we issued $125 million of unsecured long-term debt, and in November 1999, we issued $250 million of unsecured long-term debt. As a result of the 1996 regulatory agreement (see Note 6), Pinnacle West invested $50 million in the Company in 1996, 1997 and 1998 and will make the final investment of $50 million in 1999.

     Although provisions in our first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that we may issue, we do not expect any of these provisions to limit our ability to meet our capital requirements.

YEAR 2000 READINESS DISCLOSURE

OVERVIEW As the year 2000 approaches, many companies face problems because many computer systems and equipment will not properly recognize calendar dates beginning with the year 2000. We are addressing the Year 2000 issue as described below. We initiated a comprehensive company-wide Year 2000 program during 1997 to review and resolve all Year 2000 issues in mission critical systems (systems and equipment that are key to the power production, delivery, health, and safety functions) in a timely manner to ensure the reliability of electric service to our customers. This included a company-wide awareness program of the Year 2000 issue. We also have had an internal audit/quality team review the individual Year 2000 projects and their Year 2000 readiness.

The following chart shows Year 2000 readiness of our mission critical systems as of September 30, 1999:

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

We have inventoried, assessed, remediated and tested all mission critical IT and non-IT systems and equipment as of June 30, 1999. Remediation and testing is also completed for the continuous emissions monitoring systems (CEMS). See "Year 2000 Readiness Disclosure" in Part I, Item 2 of the June 10-Q. We notified the North American Electric Reliability Council (NERC) on June 30, 1999, that our mission critical systems are ready for date changes associated with the Year 2000, in accordance with NERC's recommended criteria. We also notified the Nuclear Regulatory Commission (NRC) that Palo Verde is "Y2K Ready," which means that Palo Verde has followed a prescribed program to identify and resolve Year 2000 issues so that the plant can operate reliably while meeting commitments.

We had estimated that we would spend about $5 million relating to Year 2000 issues, almost all of which has been spent to date. This includes an estimated allocation of payroll costs for our employees working on Year 2000 issues, and costs for consultants, hardware, and software. We do not separately track other internal costs. This does not include costs incurred since 1995 to implement and replace systems for reasons unrelated to the Year 2000, as discussed above. Our cost to address the Year 2000 issue is charged to operating expenses as incurred and has not had, and is not expected to have, a material adverse effect on our financial position, cash flows, or results of operations. We funded this cost with available cash balances and cash provided by operations.

We continue to communicate with our significant suppliers, business partners, other utilities, and large customers to determine the extent to which we may be affected by these third parties' plans to remediate their own Year 2000 issues in a timely manner. We have been interfacing with suppliers of systems, services, and materials in order to assess whether their schedules for analysis and remediation of Year 2000 issues are timely and to assess their ability to continue to supply required services and materials.

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

COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     See Note 5 for a discussion of regulatory accounting. See Note 6 for a discussion of a Settlement Agreement related to the implementation of retail electric competition. See Note 7 for a discussion of a proposed amendment to a Power Coordination Agreement with Salt River Project that we estimate would reduce our pretax costs for purchased power by approximately $17 million during the first full year that the amendment is effective and by lesser annual amounts during the next seven years.

RATE MATTERS

     See Note 6 for a discussion of a price reduction effective as of July 1, 1999, and for a discussion of a Settlement Agreement that will, among other things, result in price reductions over a four-year period ending July 1, 2003.

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

We  are  exposed  to  the  impact  of  market  fluctuations  in  the  price  and distribution costs of electricity, natural gas, coal, and emissions allowances/credits and therefore employ established procedures to manage our risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into these derivative transactions for trading and to hedge certain natural gas in storage as well as purchases and sales of electricity, fuels, and emissions allowances/credits.

We measure the price risk in our commodity derivative portfolio on a daily basis utilizing market sensitivity based modeling to understand expected and potential single day favorable or unfavorable impacts to income before tax. The model results are monitored daily to ensure compliance against thresholds on a commodity and portfolio basis. As of September 30, 1999, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $7 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying position being hedged with the commodity derivative portfolio.

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

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     See Note 6 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of competition and the rules regarding the introduction of retail electric competition in Arizona and a settlement agreement with the ACC.

     ENVIRONMENTAL MATTERS

     FEDERAL IMPLEMENTATION PLAN. In September 1999, the EPA proposed a Federal Implementation Plan (FIP) to set air quality standards at certain power plants, including the Navajo Generating Station and the Four Corners Power Plant. The comment period on this proposal ends in November 1999. The FIP is similar to current Arizona regulation of NGS and New Mexico regulation of Four Corners, with minor modifications. We do not currently expect the FIP to have a material impact on our financial position or results of operations.

     CLEAN AIR ACT. As previously reported, we filed a petition for review alleging EPA improperly classified Four Corners Unit 4 with respect to nitrogen oxides emissions limitations. See "Environmental Matters - Clean Air Act" in
Part I, Item 1 of the 1998 10-K. In October 1999, EPA issued a direct final rule, which classified Four Corners Unit 4 as we had proposed. Depending on the comments filed by other parties, if any, the rules may become final as soon as December 1999. We do not currently expect this rule to have a material impact on our financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.    Description
-----------    -----------
10.1           Settlement Agreement

10.2           Retail Electric Competition Rules

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

     (b)  Reports on Form 8-K

     During the quarter ended September 30, 1999, and the period from October 1 through November 15, 1999, we filed the following reports on Form 8-K:

     Report  dated   August  26,  1999   regarding   the  ACC  Hearing   Officer
recommendations on our proposed Settlement Agreement and the proposed retail electric competition rules.

     Report dated September 21, 1999 regarding ACC approval of our Settlement Agreement and the retail electric competition rules.

     Report dated November 2, 1999 comprised of Exhibits to our Registration Statement (Registration No. 333-58445) relating to our offering of $250 million of Notes.

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


                                        ARIZONA PUBLIC SERVICE COMPANY
                                                 (Registrant)


Dated: November 15, 1999                By: Michael V. Palmeri
                                            ------------------------------------
                                            Michael V. Palmeri
                                            Vice President, Finance
                                            (Principal Financial Officer and
                                            Officer Duly Authorized to sign this
                                            Report)