Form 10-K405
period 1999-12-31
ARIZONA PUBLIC SERVICE CO
filed 2000-03-30
CIK 7286

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                          Commission File Number 1-4473

                         ARIZONA PUBLIC SERVICE COMPANY
             (Exact name of registrant as specified in its charter)


                ARIZONA
     (State or other jurisdiction                        86-0011170
   of incorporation or organization)        (I.R.S. Employer Identification No.)

400 North Fifth Street, P.O. Box 53999
      Phoenix, Arizona 85072-3999                      (602) 250-1000
(Address of principal executive offices,       (Registrant's telephone number,
          including zip code)                        including area code)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OR 12(g) OF THE ACT: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     As of March 29, 2000, there were issued and outstanding 71,264,947 shares of the registrant's common stock, $2.50 par value, all of which were held beneficially and of record by Pinnacle West Capital Corporation.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I1(A) AND (B) AND IS THEREFORE FILING THIS DOCUMENT WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
GLOSSARY....................................................................   1

PART I
     Item 1.  Business......................................................   2
     Item 2.  Properties....................................................  11
     Item 3.  Legal Proceedings.............................................  14
     Item 4.  Submission of Matters to a Vote of Security Holders...........  14

PART II
     Item 5.  Market for Registrant's Common Stock and Related Security
              Holder Matters................................................  14
     Item 6.  Selected Financial Data.......................................  15
     Item 7.  Financial Review..............................................  16
     Item 7A  Quantitative and Qualitative Disclosures about Market Risk....  21
     Item 8.  Financial Statements and Supplementary Data...................  22
     Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................................  51

PART III
     Item 10. Directors and Executive Officers of the Registrant............  51
     Item 11. Executive Compensation........................................  51
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management....................................................  51
     Item 13. Certain Relationships and Related Transactions................  51

PART IV
     Item 14. Exhibits, Financial Statements, Financial Statement Schedules,
              and Reports on Form 8-K.......................................  52

SIGNATURES..................................................................  73

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

NGS -- Navajo Generating Station

NRC -- Nuclear Regulatory Commission

PALO VERDE -- Palo Verde Nuclear Generating Station

PINNACLE WEST -- Pinnacle West Capital Corporation, an Arizona corporation, the
                 Company's parent

SEC -- Securities and Exchange Commission

SALT RIVER PROJECT -- Salt River Project Agricultural Improvement and Power
                      District

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

     We are Arizona's largest electric utility, with 827,000 customers. We provide wholesale or retail electric service to the entire state of Arizona, with the exception of Tucson and about one-half of the Phoenix area. During 1999, no single purchaser or user of energy accounted for more than 2% of total electric revenues. See Note 16 of Notes to Financial Statements for a discussion of business segments. At December 31, 1999, we employed 6,234 people, which includes employees assigned to joint projects where we are project manager.

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

COMPETITION

     RETAIL

     The ACC has regulatory authority over us in matters relating to retail electric rates, the issuance of securities, and the transaction of business with affiliated parties. See Note 3 of Notes to Financial Statements in Item 8 for a discussion of the electric industry restructuring in Arizona, including our 1999 Settlement Agreement, ACC rules for the introduction of retail electric competition, and Arizona legislative initiatives. See also "Financial Review - Competition and Industry Restructuring" in Item 7. In addition to the introduction of competition pursuant to the Settlement Agreement and the ACC rules, we are subject to varying degrees of competition in certain territories adjacent to or within areas that we serve that are also currently served by other utilities in our region (such as Tucson Electric Power Company, Southwest Gas Corporation, and Citizens Utility Company) as well as cooperatives, municipalities, electrical districts, and similar types of governmental organizations (principally Salt River Project).

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

     WHOLESALE

     We compete with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy in the wholesale market. We expect that competition to sell capacity will remain vigorous. Our rates for wholesale power sales and transmission services are subject to regulation by the FERC. During 1999, approximately 23% of our electric operating revenues resulted from such sales and charges.

     The National Energy Policy Act of 1992 has promoted increased competition in the wholesale electric power markets. The Energy Act reformed provisions of the Public Utility Holding Company Act of 1935 (the "1935 Act") and the Federal Power Act to remove certain barriers to competition for the supply of electricity. For example, the Energy Act permits the FERC to order transmission access for third parties to transmission facilities owned by another entity so that independent suppliers and other third parties can sell at wholesale to customers wherever located. The Energy Act does not, however, permit the FERC to issue an order requiring transmission access to retail customers.

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

     REGULATORY ASSETS

     Our major regulatory assets are deferred income taxes and rate synchronization cost deferrals. As a result of our September 1999 Settlement Agreement, we have discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," for our generation operations. This means that regulatory assets, unless reestablished as recoverable through ongoing regulated cash flows, were eliminated and the generation assets were tested for impairment. We determined that the generation assets were not impaired. Prior to the Settlement Agreement, under a 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004. See Notes 1, 3, and 10 of Notes to Financial Statements in Item 8 for additional information.

     COMPETITIVE STRATEGIES

     We are pursuing strategies to maintain and enhance our competitive position. These strategies include (i) cost management, with an emphasis on the reduction of variable costs (fuel, operations, and maintenance expenses) and on increased productivity through technological efficiencies; (ii) a focus on our core business through customer service, distribution system reliability, business segmentation, and the anticipation of market opportunities; (iii) an emphasis on good regulatory relationships; (iv) asset maximization (e.g., higher capacity factors and lower forced outage rates); (v) strengthening our capital structure and financial condition; (vi) leveraging core competencies into related areas, such as energy management products and services; and (vii) operating a trading floor and implementing a risk management program to provide for more stability of prices and the ability to retain or grow incremental margins through more competitive pricing and risk management. Underpinning our competitive strategies are the strong growth characteristics of our service territory. As competition in the electric utility industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a more competitive, restructured industry.

GENERATING FUEL AND PURCHASED POWER

     1999 ENERGY MIX

     Our sources of energy during 1999 were: coal - 29.9%; nuclear - 22.4%; purchased power - 43.2%; gas - 4.4%; and other - 0.1%.

     COAL SUPPLY

     LEASES NGS and Four Corners are located on the Navajo Reservation and held under easements granted by the federal government as well as leases from the Navajo Nation. See "Properties- Plant Sites Leased from the

Navajo Nation" in Item 2. Most of the coal for Cholla is supplied by a coal supplier who mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government, and private landholders. Remaining coal requirements are purchased on the spot market. All of the coal for Four Corners is purchased from a coal supplier with a long-term lease of coal reserves owned by the Navajo Nation. The coal for NGS comes from a supplier with a long-term lease with the Navajo Nation and the Hopi Tribe. See Note 12 of Notes to Financial Statements in Item 8 for information regarding our obligation for coal mine reclamation.

     CONTRACTS Cholla presently has sufficient coal under current contracts to ensure a reliable fuel supply through 2005. Portions of the fuel supply are bid on the spot market to take advantage of competitive pricing options. Following expiration of current contracts, there are numerous competitive fuel supply options available to ensure continuous plant operation. Cholla also has certain requirements for low sulfur coal and the current supplier is expected to continue to provide most of Cholla's low sulfur coal requirements through the current contract. There are sufficient reserves of low sulfur coal available from other suppliers to ensure the continued operation of Cholla for its useful life. The sulfur content of coal at Cholla for 1999 was 0.47%. Average prices paid for all coal supplied from reserves dedicated under existing contracts were slightly lower than, but comparable to, 1998. For the years remaining on the contracts after 2000, prices will be reduced.

     Four Corners is a mine-mouth operation which is under contract for coal through 2004. There are options to extend the contract through the plant site lease expiration in 2017. The sulfur content of Four Corners coal for 1999 was 0.77%, and the units are equipped with scrubbers. The average price paid for all coal supplied under the existing contract was slightly lower than, but comparable to, 1998. The Four Corners lease waives, until July 2001, the requirement that we, as well as our fuel supplier, pay certain taxes to the Navajo Nation. In September 1997, a settlement agreement was finalized between the coal supplier, the Navajo Nation, and Four Corners participants, which settled certain issues in the lease regarding the obligation of the fuel supplier to pay taxes prior to the expiration of tax waivers in 2001. Pursuant to this agreement, the coal supplier currently pays a possessory interest tax to the Navajo Nation, which is contractually reimbursed by participants. The parties also agreed to investigate alternative contractual arrangements and business relationships before 2001 in an effort to permit the electricity generated at Four Corners to be priced competitively. We anticipate that additional taxes will be levied by the Navajo Nation upon the expiration of the tax waivers; however, we cannot currently predict the outcome of this matter or the amount of the additional taxes.

     NGS is under contract with its coal supplier through 2011, with options to extend through the plant site lease. The sulfur content of coal at NGS for 1999 was 0.53%, and the units are equipped with scrubbers. Average price paid for coal supplied in 1999 under the existing contract was lower than, but comparable to, 1998. The NGS lease waives certain taxes through the lease expiration in 2019. The lease provides for the potential to renegotiate the coal royalty in 2007 and 2017, which may impact the fuel price.

     NATURAL GAS SUPPLY

     We are a party to contracts with a number of natural gas suppliers that allow us to purchase natural gas in the method we determine to be most economic. Currently, we are purchasing the majority of our natural gas requirements from numerous companies under these contracts. Our natural gas supply is transported pursuant to a firm transportation service contract with El Paso Natural Gas Company. We continue to analyze the market to determine the most favorable source and method of meeting our natural gas requirements.

     NUCLEAR FUEL SUPPLY

     The fuel cycle for Palo Verde is comprised of the following stages:

     *    the mining and milling of uranium ore to produce uranium concentrates,
     *    the conversion of uranium concentrates to uranium hexafluoride,
     *    the enrichment of uranium hexafluoride,
     *    the fabrication of fuel assemblies,

     *    the utilization of fuel assemblies in reactors and
     *    the storage of spent fuel and the disposal thereof.

The Palo Verde participants have made contractual arrangements to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 2002. Existing contracts and options could be utilized to meet approximately 88% of requirements in 2003, 88% of requirements in 2004, 49% of requirements in 2005, and 16% of requirements in 2006 and beyond. Spot purchases on the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contractual options.

     The Palo Verde participants have contracted for uranium conversion services. Existing contracts and options could be utilized to meet approximately 70% of requirements in 2000, 75% of requirements in 2001 and 80% of requirements in 2002. The Palo Verde participants have an enrichment services contract and an enriched uranium product contract that furnish enrichment services required for the operation of the three Palo Verde units through 2003. In addition, existing contracts will provide fuel assembly fabrication services until at least 2015 for each Palo Verde unit.

     SPENT NUCLEAR FUEL AND WASTE DISPOSAL. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987, the United States Department of Energy ("DOE") is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. The NRC, pursuant to the Waste Act, requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository. DOE has announced that such a repository now cannot be completed before 2010. In July 1996, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) ruled that the DOE has an obligation to start disposing of spent nuclear fuel no later than January 31, 1998. By way of letter dated December 17, 1996, DOE informed us and other contract holders that DOE anticipates that it would be unable to begin acceptance of spent nuclear fuel for disposal in a repository or interim storage facility by January 31, 1998. In November 1997, the D.C. Circuit issued a Writ of Mandamus precluding DOE from excusing its own delay on the grounds that DOE has not yet prepared a permanent repository or interim storage facility. On May 5, 1998, the D.C. Circuit issued a ruling refusing to order DOE to begin moving spent nuclear fuel. See "Palo Verde Nuclear Generating Station" in Note 12 of Notes to Financial Statements in Item 8 for a discussion of interim spent fuel storage costs.

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

     We have storage capacity in existing fuel storage pools at Palo Verde which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of Palo Verde through about 2002. Construction of a new facility for on-site dry storage of spent fuel is underway. Once this facility is completed and approvals are granted, we believe that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation beyond 2002.

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

PURCHASED POWER AGREEMENTS

     In addition to that available from its own generating capacity (see "Properties" in Item 2), we purchase electricity from other utilities under various arrangements. One of the most important of these is a long-term contract with Salt River Project. This contract may be canceled by Salt River Project on three years' notice and requires Salt River Project to make available, and us to pay for, certain amounts of electricity. The amount of electricity is based in large part on customer demand within certain areas now served by us pursuant to a related territorial agreement. The generating capacity available to us pursuant to the contract was 316 MW January through May 1999, and starting June 1999 changed to 302 MW. In 1999, we received approximately 1,056,200 MWh of energy under the contract and paid about $43.9 million for capacity availability and energy received. See Note 3 of Notes to Financial Statements for a discussion of amendments to this contract and other agreements with Salt River Project.

     In September 1990, we entered into a thirty year agreement under which we and PacifiCorp engage in one-for-one seasonal capacity exchanges. We receive electricity from PacifiCorp during our summer peak season. We will have 480 MW of generating capacity available to us under the agreements until 2020. In 1999, we had 480 MW of generating capacity available from PacifiCorp and we received approximately 572,382 MWh of energy under the capacity exchange.

CONSTRUCTION PROGRAM

     During the years 1997 through 1999, we incurred approximately $962 million in capital expenditures. Utility capital expenditures for the years 2000 through 2002 are expected to be primarily for expanding transmission and distribution capabilities to meet customer growth, upgrading existing facilities, and for environmental purposes. Capitalized expenditures, including expenditures for environmental control facilities, for the years 2000 through 2002 have been estimated as follows:

                              (Millions of Dollars)

              By Year                               By Major Facilities
              -------                               -------------------
2000                      $   384         Production                     $   255
2001                          342         Transmission and Distribution      691
2002                          334         General                            114
                          -------                                        -------
     Total                $ 1,060              Total                     $ 1,060
                          =======                                        =======

     The amounts for 2000 through 2002 exclude capitalized interest costs and include capitalized property taxes and about $30-$35 million each year for nuclear fuel. We conduct a continuing review of our construction program.

MORTGAGE REPLACEMENT FUND REQUIREMENTS

     So long as any of our first mortgage bonds are outstanding, we are required for each calendar year to deposit with the trustee under our mortgage cash in a formularized amount related to net additions to our mortgaged utility plant. We may satisfy all or any part of this "replacement fund" requirement by utilizing redeemed or retired bonds, net property additions, or property retirements. For 1999, the replacement fund requirement amounted to approximately $143 million. Certain of the bonds we have issued under the mortgage that are callable prior to maturity are redeemable at their par value plus accrued interest with cash we deposit in the replacement fund. This is subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed.

ENVIRONMENTAL MATTERS

     EPA ENVIRONMENTAL REGULATION

     CLEAN AIR ACT. We are subject to a number of requirements under the Clean Air Act. Pursuant to the Clean Air Act, the EPA adopted regulations that address visibility impairment in certain federally-protected areas which can be reasonably attributed to specific sources. In September 1991, the EPA issued a final rule that limited sulfur dioxide emissions at NGS. One NGS unit had to comply with this rule in 1997, one in 1998, and the last unit in 1999. Salt River Project is the NGS operating agent. Salt River Project estimates a capital cost of $430 million and annual operations and maintenance costs of approximately $14 million for all three units, for NGS to meet these requirements. We are required to fund 14% of these expenditures. About all of these capital costs have been incurred.

     The Clean Air Act also addresses, among other things:

     *    "acid rain,"
     *    visibility in certain specified areas,
     *    hazardous air pollutants and
     *    areas that have not attained national ambient air quality standards.

With respect to "acid rain," the Clean Air Act establishes a system of sulfur dioxide emissions "allowances." Each existing utility unit is granted a certain number of "allowances." For Phase II plants, which include our plants, allowances will be required beginning in the year 2000 to operate the plants. Based on EPA allowance allocations, we will have sufficient allowances to permit continued operation of our plants at current levels without installing additional equipment.

     The Clean Air Act also requires the EPA to set nitrogen oxides emissions limitations. These limitations require certain plants to install additional pollution control equipment. In December 1996, the EPA issued rules for nitrogen oxides emissions limitations that would have required us to install additional pollution control equipment at Four Corners by January 1, 2000. On February 14, 1997, we filed a Petition for Review in the United States Court of Appeals for the District of Columbia. We alleged that the EPA improperly classified Four Corners Unit 4 in these rules, thereby subjecting Unit 4 to a more stringent emission limitation. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 97-1091. In February 1998, the Court vacated the Unit 4 emission limitation and remanded the issue to EPA for reconsideration. In December 1999, EPA's direct final rule, which classified Four Corners Unit 4 as we had proposed, became final. We do not currently expect this rule to have a material impact on our financial position or results of operations.

     With respect to protection of visibility in certain specified areas, the Clean Air Act requires the EPA to conduct a study concerning visibility impairment in those areas and to identify sources contributing to such impairment. Interim findings of this study indicate that any beneficial effect on visibility as a result of the Amendments would be offset by expected population and industry growth. The Clean Air Act also requires EPA to establish a "Grand Canyon Visibility Transport Commission" to complete a study on visibility impairment in the "Golden Circle of National Parks" in the Colorado Plateau. NGS, Cholla, and Four Corners are located near the Golden Circle of
National Parks. The Commission completed its study and on June 10, 1996 submitted its final recommendations to the EPA.

     On April 22, 1999, the EPA announced final regional haze rules. These new regulations require states to submit, by 2008, implementation plans containing requirements to eliminate all man-made emissions causing visibility impairment in certain specified areas, including the Golden Circle of National Parks in the Colorado Plateau. The 2008 implementation plans must also include consideration and potential application of best available retrofit technology ("BART") for major stationary sources which came into operation between August

1962 and August 1977, such as the Navajo Generating Station, Cholla Power Plant and Four Corners Power Plant. The nine western states and tribes that participated in the Grand Canyon Visibility Transport Commission process will have the option to follow an alternate implementation plan and schedule for areas considered by the Commission. Under this option, those states and tribes would submit implementation plans by 2003, which would incorporate the emission reduction scheme adopted in the Commission's recommendations and application of BART by 2018, possibly using an emission trading program. Any states and tribes that implement this option will also have to submit revised implementation plans in 2008 to address visibility in certain specified areas that were not considered by the Commission. Because Arizona and the Navajo Nation have the discretion to choose between the national or Commission options and a variety of pollution controls to meet the requirements of the regional haze rules, the actual impact on us cannot be determined at this time.

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

     With respect to hazardous air pollutants emitted by electric utility steam generating units, the Clean Air Act requires two studies. The results of the first study indicated an impact from mercury emissions from such units in certain unspecified areas. The EPA has not yet stated whether or not mercury emissions limitations will be imposed. Secondly, the EPA will complete a general study by December 2000 concerning the necessity of regulating hazardous air pollutant emissions from such units under the Clean Air Act. Because we cannot speculate as to the ultimate requirements by the EPA, we cannot currently estimate the capital expenditures, if any, which may be required as a result of these studies.

     Certain aspects of the Clean Air Act may require us to make related expenditures, such as permit fees. We do not expect any of these to have a material impact on our financial position or results of operations.

     FEDERAL IMPLEMENTATION PLAN. In September 1999, the EPA proposed a Federal Implementation Plan ("FIP") to set air quality standards at certain power plants, including the Navajo Generating Station and the Four Corners Power Plant. The comment period on this proposal ended in November 1999. The FIP is similar to current Arizona regulation of NGS and New Mexico regulation of Four Corners, with minor modifications. We do not currently expect FIP to have a material impact on our financial position or results of operations.

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

     MANUFACTURED GAS PLANT SITES. We are currently investigating properties which we now own or which were at one time owned by us or our corporate predecessors, that were at one time sites of, or sites associated with, manufactured gas plants. The purpose of this investigation is to determine if:

     *    waste materials are present
     *    such materials constitute an environmental or health risk and
     *    we have any responsibility for remedial action.

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

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the "Acts"). Pursuant to the Acts, the Navajo Nation Environmental Protection Agency is authorized to promulgate regulations covering air quality, drinking water, and pesticide activities, including those that occur at Four Corners and NGS. By separate letters dated October 12 and October 13, 1995, the Four Corners participants and the NGS participants requested the United States Secretary of the Interior to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operations of Four Corners and NGS. On October 17, 1995, the Four Corners participants and the NGS participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that

     * their respective leases and federal easements preclude the application of the Acts to the operations of Four Corners and NGS and

     * the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners and NGS.

On October 18, 1995, the Navajo Nation and the Four Corners and NGS participants agreed to indefinitely stay these proceedings so that the parties may attempt to resolve the dispute without litigation. The Secretary and the Court have stayed these proceedings pursuant to a request by the parties. We cannot currently predict the outcome of this matter.

     In February 1998, the EPA promulgated regulations specifying those provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states. The EPA indicated that it believes that the Clean Air Act generally would supersede pre-existing binding agreements that may limit the scope of tribal authority over reservations. On April 10, 1998, we filed a Petition for Review in the United States Court of Appeals for the District of Columbia. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 98-1196. On February 19, 1999, the EPA promulgated regulations setting forth the EPA's approach to issuing Federal operating permits to covered stationary sources on Indian reservations. On April 15, 1999, we filed a Petition for Review in the United States Court of Appeals for the District of Columbia. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 99-1146.

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

     A summons served on us in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE GILA RIVER SYSTEM AND SOURCE, Supreme Court Nos. WC-79-0001 through WC 79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons. Our rights and the rights of the Palo Verde participants to the use of groundwater and effluent at Palo Verde is potentially at issue in this action. As project manager of Palo Verde, we filed claims that dispute the court's jurisdiction over the Palo Verde participants' groundwater rights and their contractual rights to effluent relating to Palo Verde. Alternatively, we seek confirmation of such rights. Three of our less-utilized power plants are also located within the geographic area subject to the summons. Our claims dispute the court's jurisdiction over our groundwater rights with respect to these plants. Alternatively, we seek confirmation of such rights. The Arizona Supreme Court recently issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. We and other parties have petitioned the U.S. Supreme Court for review of this decision. Another issue important to the claims is pending on appeal to the Arizona Supreme Court. No trial date concerning our water rights claims has been set in this matter.

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

     Although the foregoing matters remain subject to further evaluation, we expect that the described litigation will not have a material adverse impact on our financial position, results of operations or liquidity.

                               ITEM 2. PROPERTIES

ACCREDITED CAPACITY

     Our present generating facilities have an accredited capacity as follows:

                                                                   Capacity(kW)
                                                                    ---------
Coal:
  Units 1, 2, and 3 at Four Corners...............................    560,000
  15% owned Units 4 and 5 at Four Corners.........................    222,000
  Units 1, 2, and 3 at Cholla Plant...............................    615,000
  14% owned Units 1, 2, and 3 at the Navajo Plant.................    315,000
                                                                    ---------
                                                                    1,712,000
                                                                    ---------
Gas or Oil:
  Two steam units at Ocotillo and two steam units at Saguaro......    435,000(1)
  Eleven combustion turbine units.................................    493,000
  Three combined cycle units......................................    255,000
                                                                    ---------
                                                                    1,183,000
                                                                    ---------
Nuclear:
  29.1% owned or leased Units 1, 2, and 3 at Palo Verde...........  1,086,300
                                                                    ---------
Other.............................................................      5,600
                                                                    ---------
     Total                                                          3,986,900
                                                                    =========

----------
(1) West Phoenix steam units (108,300 kW) are currently mothballed.


RESERVE MARGIN

     Our 1999 peak one-hour demand on our electric system was recorded on August 24, 1999 at 4,934,700 kW, compared to the 1998 peak of 5,027,000 kW recorded on July 16. Taking into account additional capacity then available to us under traditional long-term purchase power contracts as well as our own generating capacity, our capability of meeting system demand on August 24, 1999 amounted to 4,754,600 kW, for an installed reserve margin of (4.4%). The power actually available to us from our resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 1999 peak amounted to 3,587,100 kW, for a margin of (27.5%). Firm purchases, including short-term seasonal purchases, totaling 1,643,000 kW were in place at the time of the peak ensuring the ability to meet the load requirement, with an actual reserve margin of 9.1%.

PLANT SITES LEASED FROM NAVAJO NATION

     LEASES NGS and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. These are long term agreements with options to extend, and we do not believe that the risk with respect to enforcement of these easements and leases is material. The majority of coal contracted for use in these plants and certain associated transmission lines are also located on Indian reservations. See "Generating Fuel and Purchased Power -- Coal Supply" in Item 1.

     TAX AND ROYALTY See "Generating  Fuel and Purchased Power - Coal Supply" in
Item 1 for a discussion of changes in the amount of royalty payments and expiration of tax waivers under the NGS and Four Corners leases.

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

     NUCLEAR DECOMMISSIONING COSTS

     The NRC recently amended its rules on financial assurance requirements for the decommissioning of nuclear power plants. The amended rules became effective on November 23, 1998. The amended rules provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge." Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on the external sinking fund mechanism are not met. We currently rely on the external sinking fund mechanism to meet the NRC financial assurance requirements for our interests in Palo Verde Units 1, 2, and 3. The decommissioning costs of Palo Verde Units 1, 2, and 3 are currently included in ACC jurisdictional rates. ACC rules regarding the introduction of retail electric competition in Arizona (see
Note 3 of Notes to Financial Statements) currently provide that decommissioning costs would be recovered through a non-bypassable "system benefits" charge, which would allow us to maintain our external sinking fund mechanism. See Note 2 of Notes to Financial Statements in Item 8 for additional information about our nuclear decommissioning costs.

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

     See "Construction Program" in Item 1 and "Financial Review -- Capital Needs and Resources" in Item 7 for a discussion of our construction plans.

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

     See "Environmental Matters" and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes. See "Regulatory Matters" in
Note 3 of Notes to Financial Statements in Item 8 for a discussion of competition and the rules regarding the introduction of retail electric competition in Arizona and related litigation. In December 1999, we filed a lawsuit to protect our legal rights regarding the rules, and in the complaint we asked the Court for (i) a judgment vacating the retail electric competition rules, (ii) a declaratory judgment that the rules are unlawful because, among other things, they were entered into without proper legal authorization, and
(iii) a permanent injunction barring the ACC from enforcing or implementing the rules and from promulgating any other regulations without lawful authority. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV 99-21907. On August 28, 1998, we filed two lawsuits to protect our legal rights under the stranded cost order and in its complaints the Company asked the Court to vacate and set aside the order. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV 98-15728. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, 1-CA-CC-98-0008.

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

     The chart below sets forth the dividends declared on the Company's common stock for each of the four quarters for 1999 and 1998.


                             COMMON STOCK DIVIDENDS
                             (THOUSANDS OF DOLLARS)

       QUARTER                                  1999             1998
       -------                                 -------          -------
     1st Quarter                               $42,500          $42,500
     2nd Quarter                                42,500           42,500
     3rd Quarter                                42,500           42,500
     4th Quarter                                42,500           42,500

     After payment or setting aside for payment of cumulative dividends and mandatory sinking fund requirements, where applicable, on all outstanding issues of preferred stock, the holders of common stock are entitled to dividends when and as declared out of funds legally available therefor. See Note 5 of Notes to Financial Statements in Item 8 for restrictions on retained earnings available for the payment of common stock dividends.

                         ITEM 6. SELECTED FINANCIAL DATA

                                               1999         1998         1997         1996         1995
                                            ----------   ----------   ----------   ----------   ----------
                                                                (Thousands of Dollars)
Electric Operating Revenues                 $2,292,798   $2,006,398   $1,878,553   $1,718,272   $1,614,952
Fuel Expenses                                  795,494      545,297      443,571      329,489      275,487

Operating Expenses                           1,108,380    1,090,290    1,063,157    1,023,575      957,711
                                            ----------   ----------   ----------   ----------   ----------
   Operating Income                            388,924      370,811      371,825      365,208      381,754
Other Income                                    20,990       20,448       21,586       35,217       25,548

Interest Deductions ___ Net                    141,592      136,012      141,918      156,954      167,732
                                            ----------   ----------   ----------   ----------   ----------
   Income Before Extraordinary Charge          268,322      255,247      251,493      243,471      239,570
Extraordinary Charge - Net of Tax              139,885           --           --           --           --
                                            ----------   ----------   ----------   ----------   ----------
Net Income                                     128,437      255,247      251,493      243,471      239,570

Preferred Dividends                              1,016        9,703       12,803       17,092       19,134
                                            ----------   ----------   ----------   ----------   ----------
Earnings for Common Stock                   $  127,421   $  245,544   $  238,690   $  226,379   $  220,436
                                            ==========   ==========   ==========   ==========   ==========
Total Assets                                $6,117,624   $6,393,299   $6,331,142   $6,423,222   $6,418,262
                                            ==========   ==========   ==========   ==========   ==========
Capital Structure:
   Common Stock Equity                      $1,983,174   $1,975,755   $1,849,324   $1,729,390   $1,621,555
   Non-Redeemable Preferred Stock                   --       85,840      142,051      165,673      193,561
   Redeemable Preferred Stock                       --        9,401       29,110       53,000       75,000

   Long-Term Debt Less Current Maturities    1,997,400    1,876,540    1,953,162    2,029,482    2,132,021
                                            ----------   ----------   ----------   ----------   ----------
     Total Capitalization                    3,980,574    3,947,536    3,973,647    3,977,545    4,022,137

   Commercial Paper                             38,300      178,830      130,750       16,900      177,800
   Current Maturities of Long-Term Debt        114,711      164,378      104,068      153,780        3,512
                                            ----------   ----------   ----------   ----------   ----------
     Total                                  $4,133,585   $4,290,744   $4,208,465   $4,148,225   $4,203,449
                                            ==========   ==========   ==========   ==========   ==========

----------
See "Financial Review" in Item 7 for a discussion of certain information in the foregoing table.

                            ITEM 7. FINANCIAL REVIEW


In this section, we explain our results of operations, general financial condition, and outlook, including:

     *    the changes in our earnings from 1998 to 1999 and from 1997 to 1998
     * the factors impacting our business, including competition and electric industry restructuring
     *    the effects of regulatory agreements on our results and outlook
     *    our capital needs and resources and
     *    our management of market risks.

Throughout this Financial Review, we refer to specific "Notes" in the Notes to Financial Statements that begin on page 30. These Notes add further details to the discussion.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998. Our 1999 earnings decreased $118 million from 1998 earnings primarily because of the effects of a $140 million after-tax extraordinary charge for a regulatory disallowance related to our comprehensive Settlement Agreement that was approved by the Arizona Corporation Commission
(ACC) in September 1999. See "Regulatory Agreements" below and Notes 1 and 3 for additional information about the regulatory disallowance and the Settlement Agreement. Earnings excluding the extraordinary charge increased $21 million - a 9% increase - over 1998 earnings primarily because of increases in the number of customers and in the average amount of electricity used by customers and lower financing costs. These positive impacts more than offset the effects of retail electricity price reductions and higher utility operations and maintenance expense. See Note 3 for additional information about the price reductions.

In 1999, electric operating revenues increased $286 million primarily because of:

     *    increased power marketing and trading revenues ($219 million)
     * increases in the number of customers and the average amount of electricity used by customers ($81 million) and
     *    miscellaneous factors ($8 million).

As mentioned above, these positive factors were partially offset by the effects of reductions in retail prices ($22 million).

The increase in power marketing revenues resulted from higher prices and increased activity in western U.S. bulk power markets. The revenues were accompanied by an increase in purchased power expenses. Although these activities contributed positively to earnings in both periods, the contribution in 1999 was lower than in 1998.

Operations and maintenance expenses increased $18 million primarily because of $19 million of non-recurring items recorded in 1999, including a provision for certain environmental costs. Other increases primarily related to customer growth were more than offset by lower employee benefit costs and movement of certain marketing functions to APS Energy Services in early 1999.

1998 COMPARED WITH 1997. Our 1998 earnings  increased $7 million - a 3% increase
- over 1997 earnings primarily because of an increase in customers, expanded power marketing and trading activities, and lower financing costs. In the comparison, these positive factors more than offset the effects of milder weather, the prior year's benefits of the two fuel-related settlements recorded in 1997, and retail price reductions. See Note 3 for additional information about the price reductions.

In 1998, electric operating revenues increased $128 million primarily because of:

     *    increased power marketing and trading revenues ($94 million)
     * increases in the number of customers and the average amount of electricity used by customers ($77 million) and
     *    miscellaneous factors ($8 million).

As mentioned above, these positive factors were partially offset by the effects of milder weather ($33 million) and reductions in retail prices ($18 million).

The increase in power marketing revenues resulted from higher prices and increased activity in western U.S. bulk power markets. The revenue increases were accompanied by an increase in purchased power expenses. These activities contributed positively to earnings in both periods; the contribution in 1998 was higher than in 1997.

The two fuel-related settlements increased 1997 pretax earnings by about $21 million. The income statement reflects these settlements as reductions in fuel expense and as other income.

Operations and maintenance expense increased $13 million primarily because of customer growth, initiatives related to competition, and expansion of our power marketing and trading function.

Depreciation and amortization expense increased $11 million because we had more plant in service.

Financing costs decreased by $9 million primarily because of lower amounts of outstanding debt and preferred stock.

REGULATORY AGREEMENTS. Regulatory agreements approved by the ACC affect the results of our operations. The following discussion focuses on three agreements approved by the ACC: the 1999 Settlement Agreement to implement retail electric competition; a 1996 agreement that accelerated the amortization of our regulatory assets; and a 1994 settlement that included accelerated amortization of our deferred investment tax credits (ITCs).

As part of the 1999 Settlement Agreement, we reduced our rates for standard offer service for customers with loads less than 3 megawatts in a series of annual retail electric price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease related to the 1996 regulatory agreement (see below). For customers having loads 3 megawatts or greater, standard offer rates will be reduced in annual increments that total 5% through 2002.

Also, under the Settlement Agreement a regulatory disallowance removed $234 million before income tax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement. Before the ACC approved the 1999 Settlement Agreement, we were recovering substantially all of our regulatory assets through accelerated amortization over an eight-year period that would end June 30, 2004 under the 1996 agreement. For more details, see Note 1.

The regulatory assets to be recovered under this Settlement Agreement are now being amortized as follows:

                              (Millions of Dollars)

                                                         1/1 - 6/30
     1999       2000       2001       2002       2003       2004      Total
     ----       ----       ----       ----       ----       ----      -----
     $164       $158       $145       $115        $86        $18       $686

Also, as part of the 1996 regulatory agreement, we reduced our retail electricity prices by 3.4% effective July 1, 1996. This reduction decreased annual revenue by about $49 million annually ($29 million after income taxes). We also agreed to share future cost savings with our customers during the term of the agreement, which resulted in the following additional retail price reductions:

     * $18 million annually ($11 million after income taxes), or 1.2%, effective July 1, 1997,

     * $17 million annually ($10 million after income taxes), or 1.1%, effective July 1, 1998, and

     * $11 million annually ($7 million after income taxes), or 0.7%, effective July 1, 1999, which was included in the July 1, 1999 1.5% price reduction under the 1999 Settlement Agreement.

CAPITAL NEEDS AND RESOURCES

Our capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. We pay for our capital requirements with cash from our operations and, to the extent necessary, external financing.

As part of the 1996 regulatory agreement, we received annual cash infusions from Pinnacle West of $50 million from 1996 through 1999. During the period from 1997 through 1999, we paid for all of our capital expenditures with cash from our operations. We expect to do so in 2000 through 2002 as well.

Our capital expenditures in 1999 were $332 million. Our projected capital expenditures for the next three years are: $384 million in 2000; $342 million in 2001; and $334 million in 2002. These amounts include about $30-$35 million each year for nuclear fuel. In general, most of the projected capital expenditures are for:

     * expanding transmission and distribution capabilities to meet customer growth
     *    upgrading existing utility property and
     *    environmental purposes.

During 1999, we redeemed about $323 million of long-term debt and $96 million of preferred stock, including premiums, with cash from operations and long- and short-term debt. We no longer have any outstanding preferred stock. Our long-term debt redemption requirements and payment obligations on a capitalized lease for the next three years are approximately: $115 million in 2000; $253 million in 2001; and $125 million in 2002. In addition, we made optional redemptions of about $89 million of long-term debt in January 2000. Based on market conditions and optional call provisions, we may make optional redemptions of long-term debt from time to time.

As of December 31, 1999, we had credit commitments from various banks totaling about $350 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At the end of 1999, we had about $38 million of commercial paper and $50 million of long-term bank borrowings outstanding.

In February 1999, we issued $125 million of unsecured long-term debt and in November 1999, we issued $250 million of unsecured long-term debt.

Although provisions in our first mortgage bond indenture and ACC financing orders establish maximum amounts of additional first mortgage bonds that we may issue, we do not expect any of these provisions to limit our ability to meet our capital requirements.

COMPETITION AND INDUSTRY RESTRUCTURING

The  electric  industry  is  undergoing  significant  change.  It is moving to a competitive, market-based structure from a highly-regulated, cost-based environment in which companies have been entitled to recover their costs and to earn fair returns on their invested capital in exchange for commitments to serve all customers within designated service territories. See "Results of Operations
- Regulatory Agreements" and Note 3 for additional information about our Settlement Agreement with the ACC related to the implementation of retail electric competition, the ACC rules that provide a framework for the introduction of retail electric competition in Arizona, and other competitive developments, including an agreement with Salt River Project.

In May 1998, a law was enacted by the Arizona legislature to facilitate implementation of retail electric competition in the state. Additionally, legislation related to electric competition has been proposed in the United States Congress. See Note 3 for a discussion of legislative developments.

We cannot accurately predict the impact of full retail competition on our financial position, cash flows, or results of operations. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a restructured industry.

We prepare our financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. As a result of our Settlement Agreement (see Note 3), we discontinued the application of SFAS No. 71 for our generation operations. This meant that the generation assets were tested for impairment and the portion of the regulatory assets deemed to be unrecoverable through ongoing regulated cash flows was eliminated. We determined that the generation assets were not impaired. A regulatory disallowance ($140 million after income taxes) was reported as an extraordinary charge on the income statement. See Note 1 for additional information on regulatory accounting and Note 3 for additional information on the Settlement Agreement.

YEAR 2000 READINESS DISCLOSURE

Some companies expected to face problems on January 1, 2000 in the case that computer systems and equipment would not properly recognize calendar dates. During 1997, we had initiated a comprehensive company-wide Year 2000 program to review and resolve all Year 2000 issues in mission critical systems in a timely manner to ensure the reliability of electric service to our customers. We have spent about $5 million to be Year 2000 ready. To date, we have not experienced any material Year 2000 related problems, and we do not anticipate any in the future.

ACCOUNTING MATTERS

We describe a new standard on accounting for derivatives in Note 2. The new standard on derivatives is effective for us in 2001. We are currently evaluating what impact it will have on our financial statements. Also, see Note 2 for a description of a proposed standard on accounting for certain liabilities related to closure or removal of long-lived assets.

RISK MANAGEMENT

Our operations include managing market risks related to changes in interest rates, commodity prices, and investments held by the nuclear decommissioning trust fund.

INTEREST  RATE AND EQUITY  RISK.  Our major  financial  market risk  exposure is changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and interest earned by our nuclear decommissioning trust fund (see Note 13). Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The nuclear decommissioning fund also has risks associated with changing market values of equity investments. Nuclear decommissioning costs are recovered in regulated electricity prices.

The tables below present contractual balances of our long-term debt and commercial paper at the expected maturity dates as well as the fair value of those instruments on December 31, 1999 and December 31, 1998. The interest rates presented in the tables below represent the weighted average interest rates for the years ended December 31, 1999 and December 31, 1998.

EXPECTED MATURITY/PRINCIPAL REPAYMENT
DECEMBER 31, 1999
(THOUSANDS OF DOLLARS)

                     Short-Term        Variable Long-Term     Fixed Long-Term
                  ------------------   ------------------   --------------------
                  Interest             Interest             Interest
                    Rates    Amount      Rates    Amount      Rates     Amount
                  --------  --------   --------  --------   --------  ----------
2000                5.33%   $ 38,300       --    $     --     5.79%   $  114,711
2001                  --          --     6.85%    250,000     7.48%        2,488
2002                  --          --       --          --     8.13%      125,000
2003                  --          --     5.50%     50,000       --            --
2004                  --          --       --          --     6.17%      205,000
Years thereafter      --          --     3.15%    476,860     7.87%      895,148
                            --------             --------             ----------
Total                       $ 38,300             $776,860             $1,342,347
                            ========             ========             ==========
Fair value                  $ 38,300             $776,860             $1,312,423
                            ========             ========             ==========

EXPECTED MATURITY/PRINCIPAL REPAYMENT
DECEMBER 31, 1998
(THOUSANDS OF DOLLARS)

                     Short-Term        Variable Long-Term     Fixed Long-Term
                  ------------------   ------------------   --------------------
                  Interest             Interest             Interest
                    Rates    Amount      Rates    Amount      Rates     Amount
                  --------  --------   --------  --------   --------  ----------
1999                5.88%   $178,830       --    $     --     7.24%   $  164,378
2000                  --          --       --          --     5.79%      114,711
2001                  --          --       --          --     7.48%        2,488
2002                  --          --       --          --     8.13%      125,000
2003                  --          --     5.94%    125,000       --         --
Years thereafter      --          --     3.39%    456,860     7.75%    1,058,963
                            --------             --------             ----------
Total                       $178,830             $581,860             $1,465,540
                            ========             ========             ==========
Fair value                  $178,830             $581,860             $1,525,900
                            ========             ========             ==========

COMMODITY PRICE RISK. We are exposed to the impact of market fluctuations in the price and distribution costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage our risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options, and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into these derivative transactions for trading and to hedge certain natural gas in storage as well as purchases and sales of electricity, fuels, and emissions allowances/credits.

As of December 31, 1999, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $6 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying position being hedged with the commodity derivative portfolio.

We are exposed to credit losses in the event of non-performance or non-payment by counterparties. We use a credit management process to assess and monitor our financial exposure to counterparties. We do not expect counterparty defaults to materially impact our financial condition, results of operations, or net cash flow.

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

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Management.......................................................  23

Independent Auditors' Report...............................................  24

Statements of Income for 1999, 1998, and 1997..............................  25

Balance Sheets as of December 31, 1999 and 1998............................  26

Statements of Cash Flows for 1999, 1998, and 1997..........................  28

Statements of Retained Earnings for 1999, 1998, and 1997...................  29

Notes to Financial Statements..............................................  30

     See Note 14 of Notes to Financial Statements for the selected quarterly financial data required to be presented in this Item.

                              REPORT OF MANAGEMENT


The primary responsibility for the integrity of our financial information rests with management, which has prepared the accompanying financial statements and related information. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances and based on management's best estimates and judgments. These financial statements have been audited by independent auditors and their report is included.

Management maintains and relies upon systems of internal accounting controls. A limiting factor in all systems of internal accounting control is that the cost of the system should not exceed the benefits to be derived. Management believes that our system provides the appropriate balance between such costs and benefits.

Periodically the internal accounting control system is reviewed by both our internal auditors and our independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports or summaries thereof are transmitted to the Audit Committee of the Board of Directors and the independent auditors on a timely basis.

The Audit Committee, composed solely of outside directors, meets periodically with the internal auditors and independent auditors (as well as management) to review the work of each. The internal auditors and independent auditors have free access to the Audit Committee, without management present, to discuss the results of their audit work.

Management  believes  that  our  systems,   policies,   and  procedures  provide
reasonable assurance that operations are conducted in conformity with the law and with management's commitment to a high standard of business conduct.


William J. Post                         Chris N. Froggatt
Chief Executive Officer                 Vice President and Controller
                                        Pinnacle West Capital Corporation

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Arizona Public Service Company as of December 31, 1999 and 1998 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Deloitte & Touche LLP
Phoenix, Arizona
February 18, 2000

                         ARIZONA PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME

                                                         Year Ended December 31,
                                                   -----------------------------------------
                                                      1999           1998           1997
                                                   -----------    -----------    -----------
                                                            (Thousands of Dollars)
Electric Operating Revenues ....................   $ 2,292,798    $ 2,006,398    $ 1,878,553
                                                   -----------    -----------    -----------
Fuel Expenses:
   Fuel for electric generation ................       243,849        231,967        201,341
   Purchased power .............................       551,645        313,330        242,230
                                                   -----------    -----------    -----------
     Total .....................................       795,494        545,297        443,571
                                                   -----------    -----------    -----------

Operating Revenues Less Fuel Expenses ..........     1,497,304      1,461,101      1,434,982
                                                   -----------    -----------    -----------
Other Operating Expenses:
   Operations and maintenance excluding
     fuel expenses .............................       437,729        419,433        406,025
   Depreciation and amortization (Note 1).......       382,057        376,574        365,671
   Income taxes (Note 10) ......................       192,015        192,207        184,737
   Other taxes .................................        96,579        102,076        106,724
                                                   -----------    -----------    -----------
     Total .....................................     1,108,380      1,090,290      1,063,157
                                                   -----------    -----------    -----------

Operating Income ...............................       388,924        370,811        371,825
                                                   -----------    -----------    -----------
Other Income (Deductions):
   Income taxes (Note 10) ......................        32,527         32,751         31,413
   Other -- net ................................       (11,537)       (12,303)        (9,827)
                                                   -----------    -----------    -----------
     Total .....................................        20,990         20,448         21,586
                                                   -----------    -----------    -----------

Income Before Interest Deductions ..............       409,914        391,259        393,411
                                                   -----------    -----------    -----------
Interest Deductions:
   Interest on long-term debt ..................       132,676        137,214        140,931
   Interest on short-term borrowings ...........         8,272          7,481          9,404
   Debt discount, premium and expense ..........         7,323          7,580          7,791
   Capitalized interest ........................        (6,679)       (16,263)       (16,208)
                                                   -----------    -----------    -----------
     Total .....................................       141,592        136,012        141,918
                                                   -----------    -----------    -----------
Income Before Extraordinary Charge .............       268,322        255,247        251,493
Extraordinary Charge - net of income
   taxes of $94,115 (Note 1) ...................       139,885             --             --
                                                   -----------    -----------    -----------
Net Income .....................................       128,437        255,247        251,493

Preferred Stock Dividend Requirements ..........         1,016          9,703         12,803
                                                   -----------    -----------    -----------
Earnings for Common Stock ......................   $   127,421    $   245,544    $   238,690
                                                   ===========    ===========    ===========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                            December 31,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
                                                        (Thousands of Dollars)
Utility Plant (Notes 5, 8 and 9):
 Electric plant in service and held for
  future use ......................................   $ 7,545,575   $ 7,265,604
 Less accumulated depreciation and amortization ...     3,026,041     2,814,762
                                                      -----------   -----------
   Total ..........................................     4,519,534     4,450,842
 Construction work in progress ....................       184,764       228,643
 Nuclear fuel, net of amortization of $66,357
   and $68,569 ....................................        49,114        51,078
                                                      -----------   -----------
   Utility Plant -- net ...........................     4,753,412     4,730,563
                                                      -----------   -----------

Investments and Other Assets (Note 13) ............       208,457       183,549
                                                      -----------   -----------
Current Assets:
 Cash and cash equivalents ........................         7,477         5,558
 Accounts receivable:
   Service customers ..............................       201,704       205,999
   Other ..........................................        35,684        23,213
   Allowance for doubtful accounts ................        (1,538)       (1,725)
 Accrued utility revenues .........................        72,919        67,740
 Materials and supplies (at average cost) .........        69,977        69,074
 Fossil fuel (at average cost) ....................        21,869        13,978
 Deferred income taxes (Note 10) ..................         8,163         3,999
 Other ............................................        30,885        26,695
                                                      -----------   -----------
   Total Current Assets ...........................       447,140       414,531
                                                      -----------   -----------

Deferred Debits:
 Regulatory assets (Note 1) .......................       613,729       980,084
 Unamortized debt issue costs .....................        15,172        14,916
 Other ............................................        79,714        69,656
                                                      -----------   -----------
   Total Deferred Debits ..........................       708,615     1,064,656
                                                      -----------   -----------
   Total ..........................................   $ 6,117,624   $ 6,393,299
                                                      ===========   ===========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                   LIABILITIES

                                                             December 31,
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------
                                                        (Thousands of Dollars)
Capitalization (Notes 4 and 5):
  Common stock ......................................  $  178,162    $  178,162
  Additional paid - in capital ......................   1,246,804     1,195,625
  Retained earnings .................................     558,208       601,968
                                                       ----------    ----------
    Common stock equity .............................   1,983,174     1,975,755
  Non-redeemable preferred stock ....................          --        85,840
  Redeemable preferred stock ........................          --         9,401
  Long-term debt less current maturities ............   1,997,400     1,876,540
                                                       ----------    ----------
    Total Capitalization ............................   3,980,574     3,947,536
                                                       ----------    ----------
Current Liabilities:
  Commercial paper (Note 6) .........................      38,300       178,830
  Current maturities of long-term debt (Note 5) .....     114,711       164,378
  Accounts payable ..................................     170,662       145,139
  Accrued taxes .....................................      62,858        59,827
  Accrued interest ..................................      32,299        31,218
  Customer deposits .................................      24,682        26,815

  Other .............................................      26,248        16,755
                                                       ----------    ----------
    Total Current Liabilities .......................     469,760       622,962
                                                       ----------    ----------
Deferred Credits and Other:
  Deferred income taxes (Note 10) ...................   1,178,085     1,312,007
  Deferred investment tax credit (Note 10) ..........       4,839        32,465
  Unamortized gain -- sale of utility
   plant (Note 9) ...................................      73,212        77,787
  Customer advances for construction ................      38,150        31,451

  Other .............................................     373,004       369,091
                                                       ----------    ----------
    Total Deferred Credits and Other ................   1,667,290     1,822,801
                                                       ----------    ----------
Commitments and Contingencies (Note 12)

  Total .............................................  $6,117,624    $6,393,299
                                                       ==========    ==========

                         ARIZONA PUBLIC SERVICE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------    ---------    ---------
                                                                     (Thousands of Dollars)
Cash Flows from Operations:
  Net income ............................................    $ 128,437     $ 255,247     $ 251,493
  Items not requiring cash:
    Depreciation and amortization .......................      382,057       376,574       365,671
    Nuclear fuel amortization ...........................       31,371        32,856        32,702
    Deferred income taxes -- net ........................      (29,654)      (26,374)      (55,278)
    Deferred investment tax credit -- net ...............      (27,626)      (27,628)      (27,630)
    Extraordinary Charge -- net of income taxes .........      139,885            --            --
  Changes in certain current assets and liabilities:
    Accounts receivable -- net ..........................       (8,363)      (56,490)      (11,069)
    Accrued utility revenues ............................       (5,179)       (9,181)       (3,089)
    Materials, supplies and fossil fuel .................       (8,794)       (2,797)        7,793
    Other current assets ................................       (4,190)       (2,166)       (1,762)
    Accounts payable ....................................       22,992        33,731       (56,710)
    Accrued taxes .......................................        3,031       (26,059)         (441)
    Accrued interest ....................................        1,081          (442)       (7,455)
    Other current liabilities ...........................        7,833        (4,654)       (3,997)
  Other -- net ..........................................       (4,922)      (29,641)       46,625
                                                             ---------     ---------     ---------
    Net cash provided ...................................      627,959       512,976       536,853
                                                             ---------     ---------     ---------
Cash Flows from Investing:
  Capital expenditures ..................................     (322,547)     (319,142)     (307,876)
  Capitalized interest ..................................       (6,679)      (16,263)      (16,208)
  Other .................................................       (8,173)       (8,593)      (15,982)
                                                             ---------     ---------     ---------
    Net cash used .......................................     (337,399)     (343,998)     (340,066)
                                                             ---------     ---------     ---------
Cash Flows from Financing:
  Long-term debt ........................................      392,952       126,245       109,906
  Short-term borrowings -- net ..........................     (140,530)       48,080       113,850
  Common equity infusion from parent ....................       50,000        50,000        50,000
  Dividends paid on common stock ........................     (170,000)     (170,000)     (170,000)
  Dividends paid on preferred stock .....................       (1,393)      (10,279)      (13,307)
  Repayment of preferred stock ..........................      (96,499)      (75,517)      (47,201)
  Repayment and reacquisition of long-term debt .........     (323,171)     (144,501)     (240,004)
                                                             ---------     ---------     ---------
    Net cash used .......................................     (288,641)     (175,972)     (196,756)
                                                             ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents.....        1,919        (6,994)           31
Cash and cash equivalents at beginning of year ..........        5,558        12,552        12,521
                                                             ---------     ---------     ---------

Cash and cash equivalents at end of year ................    $   7,477     $   5,558     $  12,552
                                                             =========     =========     =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest (excluding capitalized interest) ...........    $ 132,995     $ 128,627     $ 141,991
    Income taxes ........................................    $ 189,002     $ 235,475     $ 236,676

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         STATEMENTS OF RETAINED EARNINGS


                                                      Year Ended December 31,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
                                                      (Thousands of Dollars)

Retained earnings at beginning of year .........  $601,968   $528,798   $460,106
Add: Net income ................................   128,437    255,247    251,493
                                                  --------   --------   --------
  Total ........................................   730,405    784,045    711,599
                                                  --------   --------   --------
Deduct:
  Dividends:
    Common stock (Notes 4 and 5) ...............   170,000    170,000    170,000
    Preferred stock (at required rates)
     (Note 4) ..................................     1,016      9,703     12,801
  Other ........................................     1,181      2,374         --
                                                  --------   --------   --------
    Total deductions ...........................   172,197    182,077    182,801
                                                  --------   --------   --------
Retained earnings at end of year ...............  $558,208   $601,968   $528,798
                                                  ========   ========   ========

See Notes to Financial Statements.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS. We are Arizona's largest electric utility, with approximately 827,000 customers. We provide retail electric service to the entire state of Arizona, with the exception of Tucson and about one-half of the Phoenix area. We also generate, sell and deliver electricity and energy-related products and services to wholesale and retail customers in the western United States.

ACCOUNTING RECORDS. Our accounting records are maintained in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates by management. Actual results could differ from those estimates.

REGULATORY ACCOUNTING. We are regulated by the ACC and the Federal Energy Regulatory Commission (FERC). The accompanying financial statements reflect the rate-making policies of these commissions. For our regulated operations, we prepare our financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

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

In September 1999, our Settlement Agreement was approved by the ACC (see Note 3 for a discussion of the agreement). We have discontinued the application of SFAS No. 71 for our generation operations. This means that the generation assets were tested for impairment and the portion of regulatory assets that were deemed to be unrecoverable through ongoing regulated cash flows was eliminated. We determined that the generation assets were not impaired. A regulatory disallowance removed $234 million pre-tax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement. Prior to the Settlement Agreement, under the 1996 regulatory agreement (see Note 3), the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004.

The regulatory assets to be recovered under this Settlement Agreement are now being amortized as follows:

                              (Millions of Dollars)

                                                         1/1 - 6/30
     1999       2000       2001       2002       2003       2004      Total
     ----       ----       ----       ----       ----       ----      -----
     $164       $158       $145       $115        $86        $18       $686

The majority of our regulatory  assets relate to deferred income taxes (see Note
10) and rate synchronization cost deferrals (see "Rate Synchronization Cost Deferrals" in this Note).

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


The balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71:

                             (Thousands of Dollars)

                                                      December 31,  December 31,
                                                         1999          1998
                                                      -----------   -----------
Electric plant in service and held for future use ..  $ 3,770,234   $ 3,680,482
Accumulated depreciation and amortization ..........   (1,817,589)   (1,681,099)
Construction work in progress ......................       67,306       107,324
Nuclear fuel, net of amortization ..................       49,114        51,078

COMMON STOCK All of the outstanding shares of our common stock are owned by Pinnacle West (see Note 4).

REVENUES We record electric operating revenues on the accrual basis, which includes estimated amounts for service rendered but unbilled at the end of each accounting period.

UTILITY PLANT AND DEPRECIATION Utility plant is the term we use to describe the business property and equipment that supports electric service. We report utility plant at its original cost, which includes:

     *    material and labor
     *    contractor costs
     *    construction overhead costs (where applicable) and
     *    capitalized   interest   or  an   allowance   for  funds  used  during
          construction.

We charge retired utility plant, plus removal costs less salvage realized, to accumulated depreciation. See Note 2 for information on a proposed accounting standard that impacts accounting for removal costs.

We record depreciation on utility property on a straight-line basis. For the years 1997 through 1999 the rates, as prescribed by our regulators, ranged from a low of 1.51% to a high of 20%. The weighted-average rate for 1999 was 3.34%. We depreciate non-utility property and equipment over the estimated useful lives of the related assets, ranging from 3 to 50 years.

CAPITALIZED INTEREST Capitalized interest represents the cost of debt funds used to finance construction of utility plant. Plant construction costs, including capitalized interest, are expensed through depreciation when completed projects are placed into commercial operation. Capitalized interest does not represent current cash earnings. The rate used to calculate capitalized interest was a composite rate of 6.65% for 1999, 6.88% for 1998, and 7.25% for 1997.

RATE SYNCHRONIZATION COST DEFERRALS As authorized by the ACC, operating costs (excluding fuel) and financing costs of Palo Verde Units 2 and 3 were deferred from the commercial operation dates (September 1986 for Unit 2 and January 1988 for Unit 3) until the date the units were included in a rate order (April 1988 for Unit 2 and December 1991 for Unit 3). In accordance with the 1999 Settlement Agreement, we are continuing to accelerate the amortization of the deferrals over an eight-year period that will end June 30, 2004. Amortization of the deferrals is included in "Depreciation and Amortization" expense on the Statements of Income.

NUCLEAR   FUEL  We  charge   nuclear   fuel  to  fuel   expense   by  using  the
unit-of-production method. The unit-of-production method is an amortization method that is based on actual physical usage. We divide the cost of the fuel by the estimated number of thermal units that we expect to produce with that fuel. We then multiply that rate by

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


the number of thermal units that we produce within the current period. This calculation determines the current period nuclear fuel expense.

We also charge nuclear fuel expense for the permanent disposal of spent nuclear fuel. The United States Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel, and it charges us $0.001 per kWh of nuclear generation. See Note 12 for information about spent nuclear fuel disposal and Note 13 for information on nuclear decommissioning costs.

REACQUIRED DEBT COSTS For debt related to the regulated portion of our business, we amortize gains and losses incurred upon early retirement over the remaining life of the debt. In accordance with the 1999 Settlement Agreement, we are continuing to accelerate reacquired debt costs over an eight-year period that will end June 30, 2004. The accelerated portion of the regulatory asset amortization is included in "Depreciation and Amortization" expense in the Statements of Income.

CASH AND CASH EQUIVALENTS For purposes of reporting cash flows, we define cash equivalents as highly liquid investments that will mature in three months or less.

RECLASSIFICATIONS We reclassified certain prior year amounts for comparison purposes with the 1999 presentation.

2. ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for us in 2001. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. We are currently evaluating what impact this standard will have on our financial statements.

In 1999 we adopted EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires energy trading contracts to be measured at fair value as of the balance sheet date with the gains and losses included in earnings and separately disclosed in the financial statements or footnotes. The effects of adopting EITF 98-10 were not material to our financial statements.

In February 1996, the FASB issued an exposure draft, "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets." This proposed standard would require the estimated present value of the cost of decommissioning and certain other removal costs to be recorded as a liability, along with an offsetting plant asset when a decommissioning or other removal obligation is incurred. The FASB issued a revised exposure draft in February 2000 and we are evaluating the impacts.

3. REGULATORY MATTERS

ELECTRIC INDUSTRY RESTRUCTURING

STATE

SETTLEMENT  AGREEMENT.  On  May  14,  1999,  we  entered  into  a  comprehensive
Settlement Agreement with various parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the Settlement Agreement, with some modifications. On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the Settlement Agreement. One of the parties questioned the authority of the ACC to approve the Settlement Agreement and both parties challenged several specific provisions of the Settlement Agreement.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


The following are the major provisions of the Settlement Agreement, as approved:

     * We will reduce rates for standard offer service for customers with loads less than 3 megawatts in a series of annual retail electric price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) includes the July 1, 1999 retail price decrease of approximately $11 million annually ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. For customers having loads 3 megawatts or greater, standard offer rates will be reduced in annual increments that total 5% through 2002.

     * Unbundled rates being charged by us for competitive direct access service (for example, distribution services) became effective upon approval of the Settlement Agreement, retroactive to July 1, 1999, and also will be subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

     * There will be a moratorium on retail price changes for standard offer and unbundled competitive direct access services until July 1, 2004, except for the price reductions described above and certain other limited circumstances. Neither the ACC nor the Company will be prevented from seeking or authorizing rate changes prior to July 1, 2004 in the event of conditions or circumstances that constitute an emergency, such as an inability to finance on reasonable terms, or material changes in our cost of service for ACC-regulated services resulting from federal, tribal, state or local laws, regulatory requirements, judicial decisions, actions or orders.

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

     * Our distribution system opened for retail access effective September 24, 1999. Customers will be eligible for retail access in accordance with the phase-in adopted by the ACC under the electric competition rules (see "Retail Electric Competition Rules" below), with an additional 140 megawatts being made available to eligible non-residential customers. Unless subject to judicial or regulatory restraint, we will open our distribution system to retail access for all customers on January 1, 2001.

     * Prior to the Settlement Agreement, we were recovering substantially all of our regulatory assets through July 1, 2004, pursuant to the 1996 regulatory agreement. In addition, the Settlement Agreement states that we have demonstrated that our allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value. We will not be allowed to recover $183 million net present value of the above amounts. The Settlement Agreement provides that we will have the opportunity to recover $350 million net present value through a competitive transition charge
          (CTC) that will remain in effect through December 31, 2004, at which time it will terminate. Any over/under-recovery will be credited/debited against the costs subject to recovery under the adjustment clause described above.

     * We will form a separate corporate affiliate or affiliates and transfer to that affiliate(s) our generating assets and competitive services at book value as of the date of transfer, which transfer shall take place no later than December 31, 2002. We will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of our costs to accomplish the required transfer of generation assets to an affiliate.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


     * When the Settlement Agreement approved by the ACC is no longer subject to judicial review, we will move to dismiss all of our litigation pending against the ACC as of the date we entered into the Settlement Agreement. To protect our rights, we have several lawsuits pending on ACC orders relating to stranded cost recovery and the adoption and amendment of the ACC's electric competition rules, which would be voluntarily dismissed at the appropriate time under this provision.

As discussed in Note 1 above, we have discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," for our generation operations.

RETAIL ELECTRIC COMPETITION RULES. On September 21, 1999, the ACC voted to approve the rules that provide a framework for the introduction of retail electric competition in Arizona (Rules). If any of the Rules conflict with the Settlement Agreement, the terms of the Settlement Agreement govern. On December 8, 1999, we filed a lawsuit to protect our legal rights regarding the Rules. This lawsuit is pending, along with several other lawsuits on ACC orders relating to stranded cost recovery and the adoption or amendment of the Rules, but two related cases filed by other utilities have been partially decided in a manner adverse to those utilities' positions. On January 14, 2000, a special action was filed requesting the Arizona Supreme Court to enjoin implementation of the Rules and decide whether the ACC can allow the competitive marketplace, rather than the ACC, to set just and reasonable rates under the Arizona Constitution. The issue of competitively set rates has been decided by lower Arizona courts in favor of the ACC in four separate lawsuits, two of which relate to telecommunications companies. The Supreme Court denied to hear the case as a special action on March 17, 2000. The lower court litigation will continue.

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

     * Subject to the 20% requirement, all utility customers with single premise loads of one megawatt or greater will be eligible for competitive electric services on the Final Decision Date, which for the Company's customers was the approval of the Settlement Agreement. Customers may also aggregate smaller loads to meet this one megawatt requirement.

     * When effective, residential customers will be phased in at 1.25% per quarter calculated beginning on January 1, 1999, subject to the 20% requirement above.

     * Electric service providers that get Certificates of Convenience and Necessity (CC&Ns) from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

     * Affected utilities must file ACC tariffs that unbundle rates for non-competitive services.

     *    The  ACC  shall  allow  a  reasonable   opportunity  for  recovery  of
          unmitigated stranded costs.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


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

1996 REGULATORY AGREEMENT. In April 1996, the ACC approved a regulatory agreement between the ACC Staff and us. Based on the price reduction formula authorized in the agreement, the ACC approved retail price decreases of approximately $49 million ($29 million after income taxes), or 3.4%, effective July 1, 1996; approximately $18 million ($11 million after income taxes), or 1.2%, effective July 1, 1997; approximately $17 million ($10 million after income taxes), or 1.1%, effective July 1, 1998; and approximately $11 million ($7 million after income taxes), or 0.7%, effective as of July 1, 1999. The July 1, 1999 rate decrease was included in the first rate reduction under the Settlement Agreement discussed above. The regulatory agreement also required Pinnacle West to infuse $200 million of common equity into us in annual payments of $50 million from 1996 through 1999. All of these equity infusions were made by December 31, 1999.

LEGISLATION. In May 1998, a law was enacted to facilitate implementation of retail electric competition in Arizona. The law includes the following major provisions:

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

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


Several electric utility industry restructuring bills have been introduced during the 106th Congress. Several of these bills are written to allow consumers to choose their electricity suppliers beginning in 2000 and beyond. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any comprehensive restructuring of the electric utility industry can occur.

AGREEMENT WITH SALT RIVER PROJECT

On April 25, 1998, we entered into a Memorandum of Agreement with Salt River Project in anticipation of, and to facilitate, the opening of the Arizona electric industry. The ACC approved the Agreement on February 18, 1999. The Agreement contains the following major components:

     *    Both parties amended the Territorial  Agreement to remove any barriers
          to   the   provision   of   competitive    electricity    supply   and
          non-distribution services.

     * Both parties amended the Power Coordination Agreement to lower the price that we pay Salt River Project for purchased power. During 1999, the price we paid Salt River Project for purchased power was reduced by approximately $3 million (pretax) and we estimate the decrease to be approximately $16 million (pretax) in 2000 and annual lesser amounts through 2006.

     *    Both  parties  agreed  on  certain  legislative   positions  regarding
          electric utility restructuring at the state and federal levels.

Certain provisions of the Agreement (including those relating to the amendments of the Territorial Agreement and the Power Coordination Agreement) became effective upon the introduction of competition. See "Settlement Agreement" and "ACC Rules" above.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


4. COMMON AND PREFERRED STOCKS

On March 1, 1999, we redeemed all of our preferred stock. Common and preferred stock balances at December 31, 1999 and 1998 are shown below:

                                                       Number
                                                      of Shares              Par           Par Value
                                                     Outstanding            Value         Outstanding
                                              --------------------------     Per     -----------------------
                                Authorized       1999          1998         Share       1999         1998
                                -----------   -----------   ------------   -------   ----------   ----------
                                                                                     (Thousands of Dollars)
Common Stock.................   100,000,000    71,264,947     71,264,947   $  2.50   $  178,162   $  178,162
                                              ===========   ============             ==========   ==========
Preferred Stock:
   Non-Redeemable:
   $1.10.....................       160,000            --        139,030   $ 25.00   $       --   $    3,476
   $2.50.....................       105,000            --         86,440     50.00           --        4,322
   $2.36.....................       120,000            --         32,520     50.00           --        1,626
   $4.35.....................       150,000            --         62,986    100.00           --        6,299
   Serial preferred..........     1,000,000
     $2.40  Series A.........                          --        200,587     50.00           --       10,029
     $2.625 Series C.........                          --        214,895     50.00           --       10,745
     $2.275 Series D.........                          --         90,691     50.00           --        4,534
     $3.25  Series E.........                                    304,475     50.00           --       15,224
   Serial preferred..........     4,000,000
     Adjustable rate --
       Series Q..............                          --        295,851    100.00           --       29,585
                                              -----------   ------------             ----------   ----------
       Total.................                          --      1,427,475             $       --   $   85,840
                                              ===========   ============             ==========   ==========
   Redeemable:
   Serial preferred:
     $10.00  Series U........                          --         94,011   $100.00   $       --   $    9,401
                                              ===========   ============             ==========   ==========

Redeemable preferred stock transactions during each of the three years in the period ended December 31, 1999 are as follows:

                                           Number of Shares                     Par Value
                                             Outstanding                       Outstanding
                                    ------------------------------    ------------------------------
                                                                         (Thousands of Dollars)
        Description                  1999       1998       1997         1999       1998       1997
        -----------                 --------   --------   --------    --------   --------   --------
Balance, January 1...............     94,011    291,098    530,000    $  9,401   $ 29,110   $ 53,000
   Retirements:
     $10.00 Series U.............    (94,011)  (197,087)  (118,902)     (9,401)   (19,709)   (11,890)
     $7.875 Series V.............         --         --   (120,000)         --         --    (12,000)
                                    --------   --------   --------    --------   --------   --------
Balance, December 31.............         --     94,011    291,098    $     --   $  9,401   $ 29,110
                                    ========   ========   ========    ========   ========   ========

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


5. LONG-TERM DEBT

The following table presents the components of long-term debt outstanding at December 31, 1999 and December 31, 1998:

                                                                                  December 31
                                                                            -----------------------
                                              Maturity Dates    Interest       1999         1998
                                              --------------    --------    ----------   ----------
                                                   (A)           Rates      (Thousands of Dollars)
First mortgage bonds                               1999          7.625%     $       --   $  100,000
                                                   2000           5.75%        100,000      100,000
                                                   2002          8.125%        125,000      125,000
                                                   2004          6.625%         80,000       85,000
                                                   2020          10.25%        100,550      100,550
                                                   2021           9.5%          45,140       45,140
                                                   2021            9%           72,370       72,370
                                                   2023           7.25%         70,650       91,900
                                                   2024           8.75%        121,668      121,668
                                                   2025            8%           47,075       88,300
                                                   2028           5.5%          25,000       25,000
                                                   2028          5.875%        154,000      154,000
Unamortized discount and premium                                                (5,860)      (6,482)
Pollution control bonds                          2024-2034     Adjustable      476,860      456,860
                                                                rate (b)
Funds held in trust account for certain
pollution control bonds                                                         (1,236)          --
Collateralized loan                              1999-2000       5.375% -       10,000       20,000
                                                                 6.125%
Unsecured notes                                    2005           6.25%        100,000      100,000
Unsecured notes                                    2004          5.875%        125,000           --
Floating rate notes                                2001        Adjustable      250,000
                                                                rate (c)
Senior notes(d)                                    1999           6.72%             --       50,000
Senior notes(d)                                    2006           6.75%         83,695      100,000
Debentures                                         2025            10%          75,000       75,000
Bank loans                                         2003        Adjustable       50,000      125,000
                                                                rate (e)
Capitalized lease obligation                     1999-2001      7.48% (f)        7,199       11,612
                                                                            ----------   ----------
   Total long-term debt                                                      2,112,111    2,040,918

Less current maturities                                                        114,711      164,378
                                                                            ----------   ----------
   Total long-term debt less current maturities                             $1,997,400   $1,876,540
                                                                            ==========   ==========

----------
(a) This schedule does not reflect the timing of redemptions that may occur prior to maturity.

(b) The weighted-average rate for the year ended December 31, 1999 was 3.15% And for December 31, 1998 was 3.39%. Changes in short-term interest rates would affect the costs associated with this debt.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


(c)  The weighted average rate for the year ended December 31, 1999 was 6.8525%.

(d) We currently have outstanding $84 million of first mortgage bonds ("senior note mortgage bonds") issued to the senior note trustee as collateral for the senior notes. The senior note mortgage bonds have the same interest rate, interest payment dates, maturity, and redemption provisions as the senior notes. Our payments of principal, premium, and/or interest on the senior notes satisfy our corresponding payment obligations on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank equally with the first mortgage bonds. When we repay all of our first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.

(e) The weighted-average rate for the year ended December 31, 1999 was 5.50% And for December 31, 1998 was 5.94%. Changes in short-term interest rates would affect the costs associated with this debt.

(f) Represents the present value of future lease payments (discounted at an interest rate of 7.48%) On a combined cycle plant that was sold and leased back (see Note 9).

Principal payments due on total long-term debt and sinking fund requirements over the next five years are approximately:

     *    $115 million in 2000
     *    $253 million in 2001
     *    $125 million in 2002
     *    $50 million in 2003 and
     *    $205 million in 2004.

First mortgage bondholders share a lien on substantially all utility plant assets (other than nuclear fuel, transportation equipment, and the combined cycle plant). The mortgage bond indenture restricts the payment of common stock dividends under certain conditions. These conditions did not exist at December 31, 1999.

6. LINES OF CREDIT

We had committed lines of credit with various banks of $350 million at December 31, 1999 and $400 million at December 31, 1998, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees at December 31, 1999 and 1998 for these lines of credit ranged from 0.07% to 0.125% per annum. We had long-term bank borrowings of $50 million outstanding at December 31, 1999 and $125 million outstanding at December 31, 1998.

Our commercial paper borrowings outstanding were $38 million at December 31, 1999 and $179 million at December 31, 1998. The weighted average interest rate on commercial paper borrowings was 5.33% for the year ended December 31, 1999 and 5.88% for December 31, 1998. By Arizona statute, our short-term borrowings cannot exceed 7% of our total capitalization unless approved by the ACC.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

We believe that the carrying amounts of our cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 1999 and 1998 due to their short maturities. We hold investments in debt and equity securities for purposes other than trading. The December 31, 1999 and 1998 fair values of such

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


investments, which we determine by using quoted market values or by discounting cash flows at rates equal to our cost of capital, approximate their carrying amounts.

The carrying value of our long-term debt (excluding a capitalized lease obligation) was $2.10 billion on December 31, 1999, with an estimated fair value of $2.08 billion. On December 31, 1998, the carrying value of our long-term debt (excluding a capitalized lease obligation) was $2.03 billion, with an estimated fair value of $2.11 billion. The fair value estimates are based on quoted market prices of the same or similar issues.

8. JOINTLY-OWNED FACILITIES

We share ownership of some of our generating and transmission facilities with other companies. The following table shows our interest in those jointly-owned facilities at December 31, 1999. Our share of operating and maintaining these facilities is included in the income statement in operations and maintenance expense.

                                             Percent                               Construction
                                             Owned by    Plant in    Accumulated     Work in
                                             Company      Service    Depreciation    Progress
                                             -------      -------    ------------    --------
                                                          (Thousands of Dollars)
Generating Facilities:
   Palo Verde Nuclear Generating Station
     Units 1 and 3                            29.1%     $1,829,633     $751,567       $ 7,220
   Palo Verde Nuclear Generating Station
     Unit 2 (see Note 9)                      17.0%        572,574      240,696        17,145
   Four Corners Steam Generating Station
     Units 4 and 5                            15.0%        139,209       71,333           364
   Navajo Steam Generating Station
     Units 1, 2, and 3                        14.0%        230,536       94,332         4,555
   Cholla Steam Generating Station
     Common Facilities (a)                    62.8%(b)      68,643       38,068         1,679
Transmission Facilities:
   ANPP 500KV System                          35.8%(b)      68,133       21,446             7
   Navajo Southern System                     31.4%(b)      27,364       17,550            42
   Palo Verde-Yuma 500KV System               23.9%(b)      11,728        4,388            36
   Four Corners Switchyards                   27.5%(b)       3,071        1,855            --
   Phoenix-Mead System                        17.1%(b)      36,434        1,768            --

----------
(a) PacifiCorp owns Cholla Unit 4 and we operate the unit for them. The common facilities at the Cholla Plant are jointly-owned.

(b)  Weighted average of interests.

9. LEASES

In 1986, we sold about 42% of our share of Palo Verde Unit 2 and certain common facilities in three separate sale leaseback transactions. We account for these leases as operating leases. The gain of approximately $140 million was deferred and is being amortized to operations expense over 29.5 years, the original term of the leases. There are options to renew the leases for two additional years and to purchase the property for fair market value at the

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


end of the lease terms. Consistent with the ratemaking treatment, an amount equal to the annual lease payments is included in rent expense. A regulatory asset is recognized for the difference between lease payments and rent expense calculated on a straight-line basis.

The average amounts to be paid for the Palo Verde Unit 2 leases are approximately $46 million in 2000 and approximately $49 million per year in 2001-2015.

In accordance with the 1999 Settlement Agreement, we are continuing to accelerate amortization of the regulatory asset for leases over an eight-year period that will end June 30, 2004. The accelerated amortization is included in depreciation and amortization expense on the Statements of Income. The balance of this regulatory asset at December 31, 1999 was $43 million. Lease expense was approximately $42 million in each of the years 1997 through 1999.

We have a capital lease on a combined cycle plant, which we sold and leased back. The lease requires semiannual payments of $3 million through June 2001, and includes renewal and purchase options based on fair market value. The plant is included in plant in service at its original cost of $54 million; accumulated amortization at December 31, 1999 was $51 million.

In addition, we lease certain land, buildings, equipment, and miscellaneous other items through operating rental agreements with varying terms, provisions, and expiration dates.

Miscellaneous lease expense was approximately $7 million in 1999, $10 million in 1998 and $8 million in 1997.

Estimated future minimum lease commitments, excluding the Palo Verde and combined cycle leases, are as follows:

            Year                                (Dollars in Millions)
            ----
            2000                                       $  13
            2001                                          14
            2002                                          14
            2003                                          14
            2004                                          14
            Thereafter                                    82
                                                       -----
            Total future commitments                   $ 151
                                                       =====

10. INCOME TAXES

We are included in Pinnacle West's consolidated tax return. However, when Pinnacle West allocates income taxes to us, it does so based on our taxable income or loss alone. Because of a 1994 rate settlement agreement, we accelerated amortization of substantially all of our investment tax credits
(ITCs) over a five-year period (1995-1999).

Certain assets and liabilities are reported differently for income tax purposes than they are for financial statements. The tax effect of these differences is recorded as deferred taxes. We calculate deferred taxes using the current income tax rates.

We have recorded a regulatory asset related to income taxes on our Balance Sheet in accordance with SFAS No. 71. This regulatory asset is for certain temporary differences, primarily the allowance for equity funds used during

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


construction. We amortize this amount as the differences reverse. In accordance with the 1999 Settlement Agreement, we are continuing to accelerate the amortization of the regulatory asset for income taxes over an eight-year period that will end on June 30, 2004. We have included this accelerated amortization in depreciation and amortization expense on the Statements of Income.

The components of income tax expense for income before the extraordinary charge are as follows:

                                                  Year Ended December 31,
                                            -----------------------------------
                                              1999         1998         1997
                                            ---------    ---------    ---------
                                                   (Thousands of dollars)
Current:
   Federal ..............................   $ 175,227    $ 170,806    $ 187,701
   State ................................      41,541       42,652       48,531
                                            ---------    ---------    ---------
     Total current ......................     216,768      213,458      236,232

Deferred ................................     (29,654)     (26,374)     (55,278)
Investment tax credit amortization ......     (27,626)     (27,628)     (27,630)
                                            ---------    ---------    ---------
     Total expense ......................   $ 159,488    $ 159,456    $ 153,324
                                            =========    =========    =========

The following chart compares pretax income at the 35% federal income tax rate to income tax expense:

                                                                 Year Ended December 31,
                                                           -----------------------------------
                                                             1999         1998         1997
                                                           ---------    ---------    ---------
                                                                  (Thousands of Dollars)
Federal income tax expense at 35% statutory rate .......   $ 149,710    $ 145,146    $ 141,686
Increases (reductions) in tax expense resulting from:
   Tax under book depreciation .........................      14,575       17,848       14,694
   Investment tax credit amortization ..................     (27,626)     (27,628)     (27,630)
   State income tax -- net of federal
     income tax benefit.................................      24,135       23,024       23,160
   Other ...............................................      (1,306)       1,066        1,414
                                                           ---------    ---------    ---------
     Income tax expense ................................   $ 159,488    $ 159,456    $ 153,324
                                                           =========    =========    =========

The components of the net deferred income tax liability were as follows:

                                                              December 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
                                                         (Thousands of Dollars)
Deferred tax assets:
   Deferred gain on Palo Verde Unit 2 sale/leaseback ..  $   29,446   $   31,285
   Other ..............................................     139,518      159,432
                                                         ----------   ----------
     Total deferred tax assets ........................     168,964      190,717
                                                         ----------   ----------
Deferred tax liabilities:
   Plant related ......................................   1,104,769    1,117,253
   Regulatory assets ..................................     234,117      381,472
                                                         ----------   ----------
     Total deferred tax liabilities ...................   1,338,886    1,498,725
                                                         ----------   ----------
Deferred income taxes -- net ..........................  $1,169,922   $1,308,008
                                                         ==========   ==========

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


11. RETIREMENT PLANS AND OTHER BENEFITS

PENSION PLAN. Through 1999, we sponsored a defined benefit pension plan for our employees. As of January 1, 2000, this plan is now sponsored by Pinnacle West. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. The plan covers nearly all of our employees. Our employees do not contribute to this plan. Generally, we calculate the benefits under this plan based on age, years of service, and pay. We fund the plan by contributing at least the minimum amount required under Internal Revenue Service regulations but no more than the maximum tax-deductible amount. The assets in the plan at December 31, 1999 were mostly domestic and international common stocks and bonds and real estate. Pension expense, including administrative costs, was:

     *    $4 million in 1999
     *    $10 million in 1998 and
     *    $9 million in 1997.

The   following   table  shows  the   components  of  net  pension  cost  before
consideration of amounts capitalized or billed to others:

                                                             1999        1998        1997
                                                           --------    --------    --------
                                                                (Thousands of Dollars)
Service cost -- benefits earned during the period......   $ 24,266    $ 24,126    $ 19,881
Interest cost on projected benefit obligation .........     52,208      50,863      47,824
Expected return on plan assets ........................    (67,528)    (53,883)    (47,422)
Amortization of:
  Transition asset ....................................     (3,216)     (3,216)     (3,216)
  Prior service cost ..................................      2,063       2,063       2,063
                                                          --------    --------    --------
Net periodic pension cost .............................   $  7,793    $ 19,953    $ 19,130
                                                          ========    ========    ========

The following table shows a reconciliation of the funded status of the plan to the amounts recognized in the balance sheets:

                                                             1999        1998
                                                           --------    --------
                                                          (Thousands of Dollars)

Funded status -- Pension plan assets more than
  (less than) projected benefit obligation ..............  $ 37,784    $(38,957)
Unrecognized net transition asset .......................   (19,943)    (23,159)
Unrecognized prior service cost .........................    20,499      22,562
Unrecognized net actuarial gains ........................   (99,602)    (38,916)
                                                           --------    --------
Net pension liability recognized in the balance sheets ..  $(61,262)   $(78,470)
                                                           ========    ========

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


The following table sets forth the defined benefit pension plan's change in projected benefit obligation for the plan years 1999 and 1998:

                                                           1999         1998
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Projected pension benefit obligation
  at beginning of year ...............................   $ 721,229    $ 699,600
Service cost .........................................      24,266       24,126
Interest cost ........................................      52,208       50,863
Benefit payments .....................................     (29,444)     (29,384)
Actuarial gains ......................................     (35,348)     (23,976)
                                                         ---------    ---------
Projected pension benefit obligation
  at end of year .....................................   $ 732,911    $ 721,229
                                                         =========    =========


The following table sets forth the defined benefit pension plan's change in the fair value of plan assets for the plan years 1999 and 1998:

                                                           1999         1998
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Fair value of pension plan assets at
 beginning of year ...................................   $ 682,272    $ 612,392
Actual return on plan assets .........................      92,867       85,764
Employer contributions ...............................      25,000       13,500
Benefit payments .....................................     (29,444)     (29,384)
                                                         ---------    ---------
Fair value of pension plan assets at end of year .....   $ 770,695    $ 682,272
                                                         =========    =========

We made the assumptions below to calculate
  the pension liability:
    Discount rate ....................................        7.75%        7.00%
    Rate of increase in compensation levels ..........        4.25%        3.50%
    Expected long-term rate of return on assets ......       10.00%       10.00%

EMPLOYEE SAVINGS PLAN BENEFITS. Through 1999, we sponsored a defined contribution savings plan for nearly all of our employees. As of January 1, 2000, this plan is now sponsored by Pinnacle West and covers nearly all of our employees. In a defined contribution plan, the benefits a participant will receive result from regular contributions they make to a participant account. Under this plan, we make matching contributions to participant accounts. We recorded expenses for this plan of approximately $4 million for each of the last three years (1997-1999).

POSTRETIREMENT PLANS. We provide medical and life insurance benefits to retired employees. Employees must retire to become eligible for these retirement benefits, which are based on years of service and age. For the medical insurance plans, retirees make contributions to cover a portion of the plan costs. For the life insurance plan, retirees do not make contributions to cover a portion of the plan costs. We retain the right to change or eliminate these benefits.

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The postretirement benefit expense was:

     *    $6 million for 1999
     *    $9 million for 1998 and
     *    $9 million for 1997.

The following table shows the components of net periodic postretirement benefit costs before consideration of amounts capitalized or billed to others:

                                                      1999        1998        1997
                                                    --------    --------    --------
                                                         (Thousands of Dollars)
Service cost -- benefits earned during
 the period .....................................   $  8,676    $  7,676    $  6,865
Interest cost on accumulated benefit
 obligation .....................................     17,188      15,610      14,315
Expected return on plan assets ..................    (18,454)    (12,001)     (8,706)
Amortization of:
    Transition obligation .......................      7,652       7,652       7,652
    Net actuarial gains .........................     (5,095)     (2,927)     (2,647)
                                                    --------    --------    --------
Net periodic postretirement benefit cost ........   $  9,967    $ 16,010    $ 17,479
                                                    ========    ========    ========

The following table shows a reconciliation of the funded status of the plan to the amounts recognized in the balance sheets:

                                                           1999         1998
                                                         ---------    ---------
                                                         (Thousands of Dollars)

Funded status -- postretirement plan assets more than
  (less than) accumulated benefit obligation .........   $  27,930    $ (21,912)
Unrecognized net obligation at transition ............      99,482      107,134
Unrecognized net actuarial gains .....................    (127,338)     (86,131)
                                                         ---------    ---------
Net postretirement amount recognized
  in the balance sheets ..............................   $      74    $    (909)
                                                         =========    =========

The following table sets forth the postretirement benefit plan's change in accumulated benefit obligation for the plan years 1999 and 1998:

                                                           1999         1998
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Accumulated postretirement benefit
  obligation at beginning of year ....................   $ 235,322    $ 197,581
Service cost .........................................       8,675        7,676
Interest cost ........................................      17,188       15,610
Benefit payments .....................................      (8,761)     (10,347)
Actuarial (gains) losses .............................     (22,816)      24,802
                                                         ---------    ---------
Accumulated postretirement benefit
  obligation at end of year ..........................   $ 229,608    $ 235,322
                                                         =========    =========

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


The following table sets forth the postretirement benefit plan's change in the fair value of plan assets for the plan years 1999 and 1998:

                                                           1999         1998
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Fair value of postretirement plan
  assets at beginning of year ........................   $ 213,410    $ 151,146
Actual return on plan assets .........................      42,975       47,284
Employer contributions ...............................       9,914       25,327
Benefit payments .....................................      (8,761)     (10,347)
                                                         ---------    ---------
Fair value of postretirement plan
  assets at end of year ..............................   $ 257,538    $ 213,410
                                                         =========    =========

We made the assumptions below to calculate the postretirement liability:

   Discount rate...........................................................   7.75%    7.00%
   Expected long-term rate of return on assets-after tax...................   8.77%    8.73%
   Initial health care cost trend rate - under age 65......................   7.00%    7.50%
   Initial health care cost trend rate - age 65 and over...................   6.00%    6.50%
   Ultimate health care cost trend rate (reached in the year 2002) ........   5.00%    5.00%

Assuming a 1% increase in the health care cost trend rate, the 1999 cost of postretirement benefits other than pensions would increase by approximately $5 million and the accumulated benefit obligation as of December 31, 1999 would increase by approximately $37 million.

Assuming a 1% decrease in the health care cost trend rate, the 1999 cost of postretirement benefits other than pensions would decrease by approximately $4 million and the accumulated benefit obligations as of December 31, 1999 would decrease by approximately $29 million.

12. COMMITMENTS AND CONTINGENCIES

LITIGATION. We are a party to various claims, legal actions, and complaints arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial statements.

PALO VERDE NUCLEAR GENERATING STATION. Under the Nuclear Waste Policy Act, DOE was to develop the facilities necessary for the storage and disposal of spent fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. In response to lawsuits filed over DOE's obligation to accept used nuclear fuel, the United States Court of Appeals for the D.C. Circuit has ruled that DOE had an obligation to begin accepting used nuclear fuel in 1998. However, the Court refused to issue an order compelling DOE to begin moving used fuel. Instead, the Court ruled that any damages to utilities should be sought under the standard contract signed between DOE and utilities, including us. The United States Supreme Court has refused to grant review of the D.C. Circuit's decision.

We have capacity in existing fuel storage pools at Palo Verde which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of Palo Verde through about 2002, and believe we could augment that wet storage with new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. We currently estimate that we will incur $113 million (in 1999 dollars) over the life of Palo Verde for our share of the costs related to the on-site interim storage of spent nuclear fuel. As of December 31, 1999, we had recorded a liability and regulatory asset of $37 million for on-site interim nuclear fuel storage costs related to nuclear fuel

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


burned to date. We currently believe that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation beyond 2002.

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

FUEL AND PURCHASED POWER COMMITMENTS. We are a party to various fuel and purchased power contracts with terms expiring from 2000 through 2020 that include required purchase provisions. We estimate our 2000 contract requirements to be about $177 million. However, this amount may vary significantly pursuant to certain provisions in such contracts that permit us to decrease our required purchases under certain circumstances.

We must reimburse certain coal providers for amounts incurred for coal mine reclamation. We estimate our share of the total obligation to be about $103 million. The portion of the coal mine reclamation obligation related to coal already burned is about $57 million at December 31, 1999 and is included in "Deferred Credits -- Other" in the Balance Sheet. A regulatory asset has been established for amounts not yet recovered from ratepayers. In accordance with the 1999 Settlement Agreement approved by the ACC, we are continuing to accelerate the amortization of the regulatory asset for coal mine reclamation over an eight-year period that will end June 30, 2004. Amortization is included in depreciation and amortization expense on the Statements of Income. The balance of the regulatory asset at December 31, 1999 was about $41 million.

CONSTRUCTION PROGRAM. Total capital expenditures in 2000 are estimated at $384 million.

13. NUCLEAR DECOMMISSIONING COSTS

We recorded $11 million for decommissioning expense in each of the years 1999, 1998, and 1997. We estimate it will cost about $1.8 billion ($472 million in 1999 dollars) to decommission our 29.1% share of the three Palo Verde units. The decommissioning costs are expected to be incurred over a 14-year period beginning in 2024. We charge decommissioning costs to expense over each unit's operating license term and include them in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are recovered in rates.

Our current estimates are based on a 1998 site-specific study for Palo Verde that assumes the prompt removal/dismantlement method of decommissioning. An independent consultant prepared this study for us. We are required to update the study every three years.

To fund the costs we expect to incur to decommission the plant, we established external trusts in accordance with Nuclear Regulatory Commission (NRC) regulations. The trust accounts are reported in "Investments and Other Assets" in our Balance Sheets at their market value of $176 million at December 31, 1999 and $146 million at

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


December 31, 1998. We invest the trust funds primarily in fixed-income securities and domestic stock and classify them as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation.

See Note 2 for a proposed accounting standard on accounting for certain liabilities related to closure or removal of long-lived assets.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for 1999 and 1998 is as follows:


                            Electric                                  Earnings/
                            Operating    Operating    Net Income/    (Loss) for
Quarter Ended               Revenues     Income (a)    (Loss) (b)   Common Stock
-------------               --------     ----------    ----------   ------------
                                          (Thousands of Dollars)
1999
   March 31                 $413,983      $ 66,956     $ 33,795       $ 32,779
   June 30                   511,434        98,503       69,542         69,542
   September 30              867,504       150,914      (10,377)       (10,377)
   December 31               499,877        72,551       35,477         35,477

1998
   March 31                 $380,423      $ 63,541     $ 31,935       $ 29,057
   June 30                   441,715        81,299       52,184         49,749
   September 30              740,734       155,079      133,193        130,846
   December 31               443,526        70,892       37,935         35,892

----------
(a) Our utility business is seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.

(b) The quarter ended September 30, 1999 includes an extraordinary charge of $139,885, net of income taxes of $94,115.

15. STOCK-BASED COMPENSATION

Pinnacle West offers two stock incentive plans for our officers and key employees.

The most recent plan provides for the granting of new options (which may be non-qualified stock options or incentive stock options) of up to 3.5 million shares at a price per option not less than the fair market value on the date the option is granted. The plan also provides for the granting of any combination of restricted stock, stock appreciation rights or dividend equivalents. The awards outstanding under the incentive plans at December 31, 1999 approximate 1,441,124 non-qualified stock options, 159,837 restricted stock, and no incentive stock options, stock appreciation rights or dividend equivalents.

The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective beginning in 1996. This statement encourages, but does not require, that a company record compensation expense based on the fair value method. We continue to recognize expense based on Accounting Principles Board Opinion No. 25,

                                       APS
                          NOTES TO FINANCIAL STATEMENTS


"Accounting for Stock Issued to Employees." If we had recorded compensation expense based on the fair value method, our net income would have been reduced to the following pro forma amounts:

                                             1999          1998          1997
                                           --------      --------      --------
                                                  (Thousands of Dollars)
Net income
  As reported..........................    $128,437      $255,247      $251,493
  Pro forma (fair value method)........    $127,658      $254,640      $251,142

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

In order to present the pro forma information above, we calculated the fair value of each fixed stock option in the incentive plans using the Black-Scholes option-pricing model. The fair value was calculated based on the date the option was granted. The following weighted-average assumptions were also used in order to calculate the fair value of the stock options:

                                             1999          1998          1997
                                           --------      --------      --------
Risk-free interest rate................      5.68%         4.54%         5.66%
Dividend yield.........................      3.33%         3.03%         4.50%
Volatility.............................     20.50%        18.80%        15.63%
Expected life (months).................        60            60            60

16. BUSINESS SEGMENTS

Historically, we reported our operations as a single, integrated business segment due to our regulated operating environment. The ACC authorized a combined rate for supplying and delivering electricity to customers which was cost-based and was designed to recover the Company's operating expenses and investment in electric utility assets and to provide a return on the investment.

As a result of the 1999 Settlement Agreement, our generation operations are now deregulated for accounting purposes. For the purposes of complying with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), we are required to disclose information about our business segments separately. Accordingly, we have separately identified expenses between the two segments and allocated revenues and other expenses using a study that identifies the portion of our base rates related to generation and delivery. We then used that information to develop the financial information of the business segments for each of the three years ended December 31, 1999 (or as of December 31, 1999 and 1998, with respect to assets).

Beginning in 1999, we have two principal business segments (determined by products, services and regulatory environment) which consist of the generation of electricity (generation business segment) and the transmission and distribution of electricity (delivery business segment). Intercompany eliminations primarily relate to intercompany sales of electricity. Financial data for business segments is provided as follows:

                                       APS
                          NOTES TO FINANCIAL STATEMENTS

                                                Business Segments
                                              -----------------------
                                              Generation    Delivery   Eliminations    Total
                                              ----------   ----------   ----------   ----------
(Thousands of Dollars)
YEAR ENDED DECEMBER 31, 1999
Operating Revenues ........................   $  853,755   $2,292,798   $ (853,755)  $2,292,798
Operating Expenses ........................      522,925    1,672,169     (853,755)   1,341,339
                                              ----------   ----------   ----------   ----------
  Operating Margin ........................      330,830      620,629           --      951,459
Depreciation and Amortization .............      121,683      260,374           --      382,057
Interest and Preferred Stock Dividend
  Requirements ............................       40,753      101,855           --      142,608
                                              ----------   ----------   ----------   ----------
  Pre-Tax Margin ..........................      168,394      258,400           --      426,794
  Income Taxes ............................       47,976      111,512           --      159,488
  Extraordinary Charge-Net of Income Tax
   of $94,115 .............................           --      139,885           --      139,885
                                              ----------   ----------   ----------   ----------
  Earnings for Common Stock ...............   $  120,418   $    7,003   $       --   $  127,421
                                              ==========   ==========   ==========   ==========
Total Assets ..............................   $2,321,778   $3,795,846   $       --   $6,117,624
                                              ==========   ==========   ==========   ==========
Capital Expenditures ......................   $   90,285   $  241,469   $       --   $  331,754
                                              ==========   ==========   ==========   ==========

YEAR ENDED DECEMBER 31, 1998
Operating Revenues ........................   $  858,340   $2,006,398   $ (858,340)  $2,006,398
Operating Expenses ........................      522,696    1,414,753     (858,340)   1,079,109
                                              ----------   ----------   ----------   ----------
  Operating Margin ........................      335,644      591,645           --      927,289
Depreciation and Amortization .............      135,406      241,168           --      376,574
Interest and Preferred Stock Dividend
  Requirements ............................       37,045      108,670           --      145,715
                                              ----------   ----------   ----------   ----------
  Pre-Tax Margin ..........................      163,193      241,807           --      405,000
Income Taxes ..............................       49,969      109,487           --      159,456
                                              ----------   ----------   ----------   ----------
  Earnings for Common Stock ...............   $  113,224   $  132,320   $       --   $  245,544
                                              ==========   ==========   ==========   ==========
Total Assets ..............................   $2,399,560   $3,993,740   $       --   $6,393,300
                                              ==========   ==========   ==========   ==========
Capital Expenditures ......................   $   85,767   $  241,638   $       --   $  327,405
                                              ==========   ==========   ==========   ==========

YEAR ENDED DECEMBER 31, 1997
Operating Revenues ........................   $  803,647   $1,878,553   $ (803,647)  $1,878,553
Operating Expenses ........................      471,992    1,297,802     (803,647)     966,147
                                              ----------   ----------   ----------   ----------
  Operating Margin ........................      331,655      580,751           --      912,406
Depreciation and Amortization .............      131,684      233,987           --      365,671
Interest and Preferred Stock Dividend
  Requirements ............................       50,311      104,410           --      154,721
                                              ----------   ----------   ----------   ----------
  Pre-Tax Margin ..........................      149,660      242,354           --      392,014
Income Taxes ..............................       44,898      108,426           --      153,324
                                              ----------   ----------   ----------   ----------
  Earnings for Common Stock ...............   $  104,762   $  133,928   $       --   $  238,690
                                              ==========   ==========   ==========   ==========
Capital Expenditures ......................   $   84,960   $  217,047   $       --   $  302,007
                                              ==========   ==========   ==========   ==========

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

                                     PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     See the Index to Financial Statements in Part II, Item 8.

EXHIBITS FILED

Exhibit No.                        Description
-----------                        -----------
12.1      --     Computation of Ratio of Earnings to Fixed Charges

23.1      --     Consent of Deloitte & Touche LLP

27.1      --     Financial Data Schedule

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  3.1           Bylaws, amended as of              3.1 to 1995 Form 10-K             1-4473            3-29-96
                February 20, 1996                  Report

  3.2           Resolution of Board of             3.2 to 1994 Form 10-K             1-4473            3-30-95
                Directors temporarily              Report
                suspending Bylaws in part

  3.3           Articles of Incorporation,         4.2 to Form S-3                   1-4473            9-29-93
                restated as of May 25, 1988        Registration Nos.
                                                   33-33910 and 33-55248 by
                                                   means of September 24,
                                                   1993 Form 8-K Report

  4.1           Mortgage and Deed of Trust         4.1 to September 1992             1-4473            11-9-92
                Relating to the Company's          Form 10-Q Report
                First Mortgage Bonds,
                together with forty-eight
                indentures supplemental
                thereto

  4.2           Forty-ninth Supplemental           4.1 to 1992 Form 10-K             1-4473            3-30-93
                Indenture                          Report

  4.3           Fiftieth Supplemental              4.2 to 1993 Form 10-K             1-4473            3-30-94
                Indenture                          Report

  4.4           Fifty-first Supplemental           4.1 to August 1, 1993             1-4473            9-27-93
                Indenture                          Form 8-K Report

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  4.5           Fifty-second Supplemental          4.1 to September 30, 1993         1-4473            11-15-93
                Indenture                          Form 10-Q Report

  4.6           Fifty-third Supplemental           4.5 to Registration               1-4473            3-1-94
                Indenture                          Statement No. 33-61228
                                                   by means of February 23,
                                                   1994 Form 8-K Report

  4.7           Fifty-fourth Supplemental          4.1 to Registration               1-4473            11-22-96
                Indenture                          Statements Nos. 33-61228,
                                                   33-55473, 33-64455 and
                                                   333-15379 by means of
                                                   November 19, 1996
                                                   Form 8-K Report

  4.8           Fifty-fifth Supplemental           4.8 to Registration               1-4473            4-9-97
                Indenture                          Statement Nos. 33-55473,
                33-64455 and 333-15379
                by means of April 7, 1997
                Form 8-K Report

  4.9           Agreement, dated March 21,         4.1 to 1993 Form 10-K             1-4473            3-30-94
                1994, relating to the filing of    Report
                instruments defining the
                rights of holders of long-term
                debt not in excess of 10% of
                the Company's total assets

  4.10          Indenture dated as of January      4.6 to Registration               1-4473            1-11-95
                1, 1995 among the Company          Statement Nos. 33-61228
                and The Bank of New York,          and 33-55473 by means of
                as Trustee                         January 1, 1995 Form 8-K
                                                   Report

  4.11          First Supplemental Indenture       4.4 to Registration               1-4473            1-11-95
                dated as of January 1, 1995        Statement Nos. 33-61228
                                                   and 33-55473 by means of
                                                   January 1, 1995 Form 8-K
                                                   Report

  4.12          Indenture dated as of              4.5 to Registration               1-4473            11-22-96
                November 15, 1996 among            Statements Nos. 33-61228,
                the Company and The Bank           33-55473, 33-64455 and
                of New York, as Trustee            333-15379 by means of
                                                   November 19, 1996
                                                   Form 8-K Report

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  4.13          First Supplemental Indenture       4.6 to Registration               1-4473            11-22-96
                                                   Statements Nos. 33-61228,
                                                   33-55473, 33-64455 and
                                                   333-15379 by means of
                                                   November 19, 1996
                                                   Form 8-K Report

  4.14          Second Supplemental Indenture      4.10 to Registration              1-4473            4-9-97
                dated as of April 1, 1997          Statement Nos. 33-55473,
                33-64455 and 333-15379
                by means of April 7, 1997
                Form 8-K Report

  4.15          Indenture dated as of January      4.10 to Registration              1-4473            1-16-98
                15, 1998 among the Company         Statement Nos. 333-15379
                and The Chase Manhattan            and 333-27551 by means
                Bank, as Trustee                   of January 13, 1998
                Form 8-K Report

  4.16          First Supplemental Indenture       4.3 to Registration               1-4473            1-16-98
                dated as of January 15, 1998       Statement Nos. 333-15379
                and 333-27551 by means
                of January 13, 1998
                Form 8-K Report
  4.17          Second Supplemental                4.3 to Registration               1-4473            2-22-99
                Indenture dated as of              Statement Nos. 333-27551
                February 15, 1999                  and 333-58445 by means of
                February 18, 1999
                Form 8-K Report

  4.18          Third Supplemental Indenture       4.5 to Registration               1-4473            11-5-99
                dated as of November 1, 1999       Statement No. 333-58445
                                                   by means of November 2,
                                                   1999 Form 8-K Report

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  10.1          Two separate                       10.2 to September 1991            1-4473            11-14-91
                Decommissioning Trust              Form 10-Q
                Agreements (relating to
                PVNGS Units 1 and 3,
                respectively), each dated July
                1, 1991, between the Company
                and Mellon Bank, N.A., as
                Decommissioning Trustee

  10.2          Amendment No. 1 to                 10.1 to 1994 Form 10-K            1-4473            3-30-95
                Decommissioning Trust              Report
                Agreement (PVNGS Unit 1)
                dated as of December 1, 1994

  10.3          Amendment No. 2 to                 10.4 to 1996 Form 10-K            1-4473            3-28-97
                Decommissioning Trust              Report
                Agreement (PVNGS Unit 1)
                dated as of July 1, 1991

  10.4          Amendment No. 1 to                 10.2 to 1994 Form 10-K            1-4473            3-30-95
                Decommissioning Trust              Report
                Agreement (PVNGS Unit 3)
                dated as of December 1, 1994

  10.5          Amendment No. 2 to                 10.6 to 1996 Form 10-K            1-4473            3-28-97
                Decommissioning Trust              Report
                Agreement (PVNGS Unit 3)
                dated as of July 1, 1991

  10.6          Amended and Restated               10.1 to Pinnacle West             1-8962            3-26-92
                Decommissioning Trust              1991 Form 10-K Report
                Agreement (PVNGS Unit 2)
                dated as of January 31, 1992,
                among the Company, Mellon
                Bank, N.A., as
                Decommissioning Trustee, and
                State Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, as Owner Trustee
                under two separate Trust
                Agreements, each with a
                separate Equity Participant,
                and as Lessor under two
                separate Facility Leases, each
                relating to an undivided
                interest in PVNGS Unit 2

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  10.7          First Amendment to Amended         10.2 to 1992 Form 10-K            1-4473            3-30-93
                and Restated                       Report
                Decommissioning Trust
                Agreement (PVNGS Unit 2),
                dated as of November 1, 1992

  10.8          Amendment No. 2 to Amended         10.3 to 1994 Form 10-K            1-4473            3-30-95
                and Restated                       Report
                Decommissioning Trust
                Agreement (PVNGS Unit 2)
                dated as of November 1, 1994

  10.9          Amendment No. 3 to Amended         10.1 to June 1996 Form            1-4473            8-9-96
                and Restated                       10-Q Report
                Decommissioning Trust
                Agreement (PVNGS Unit 2)
                dated as of January 31, 1992

  10.10         Amendment No. 4 to Amended         10.5 to 1996 Form 10-K            1-4473            3-28-97
                and Restated                       Report
                Decommissioning Trust
                Agreement (PVNGS Unit 2)
                dated as of January 31, 1992

  10.11         Asset Purchase and Power           10.1 to June 1991 Form            1-4473            8-8-91
                Exchange Agreement dated           10-Q Report
                September 21, 1990 between
                the Company and PacifiCorp,
                as amended as of October 11,
                1990 and as of July 18, 1991

  10.12         Long-Term Power                    10.2 to June 1991 Form            1-4473            8-8-91
                Transactions Agreement dated       10-Q Report
                September 21, 1990 between
                the Company and PacifiCorp,
                as amended as of October 11,
                1990 and as of July 8, 1991

  10.13         Contract, dated July 21, 1984,     10.31 to Pinnacle West's          2-96386           3-13-85
                with DOE providing for the         Form S-14 Registration
                disposal of nuclear fuel and/or    Statement
                high-level radioactive waste,
                ANPP

  10.14         Amendment No. 1 dated              10.3 to 1995 Form 10-K            1-4473            3-29-96
                April 5, 1995 to the Long-Term     Report
                Power Transactions Agreement
                and Asset Purchase and Power
                Exchange Agreement between
                PacifiCorp and the Company

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  10.15         Restated Transmission              10.4 to 1995 Form 10-K            1-4473            3-29-96
                Agreement between PacifiCorp       Report
                and the Company dated
                April 5, 1995

  10.16         Contract among PacifiCorp,         10.5 to 1995 Form 10-K            1-4473            3-29-96
                the Company and United             Report
                States Department of Energy
                Western Area Power
                Administration, Salt Lake
                Area Integrated Projects
                for Firm Transmission
                Service dated May 5, 1995

  10.17         Reciprocal Transmission            10.6 to 1995 Form 10-K            1-4473            3-29-96
                Service Agreement between          Report
                the Company and PacifiCorp
                dated as of March 2, 1994

  10.18         Indenture of Lease with            5.01 to Form S-7                  2-59644           9-1-77
                Navajo Tribe of Indians, Four      Registration Statement
                Corners Plant

  10.19         Supplemental and Additional        5.02 to Form S-7                  2-59644           9-1-77
                Indenture of Lease, including      Registration Statement
                amendments and supplements
                to original lease with Navajo
                Tribe of Indians, Four Corners
                Plant

  10.20         Amendment and Supplement           10.36 to Registration             1-8962            7-25-85
                No. 1 to Supplemental and          Statement on Form 8-B of
                Additional Indenture of Lease,     Pinnacle West
                Four Corners, dated April 25,
                1985

  10.21         Application and Grant of           5.04 to Form S-7                  2-59644           9-1-77
                multi-party rights-of-way and      Registration Statement
                easements, Four Corners
                Plant Site

  10.22         Application and Amendment          10.37 to Registration             1-8962            7-25-85
                No. 1 to Grant of multi-party      Statement on Form 8-B of
                rights-of-way and easements,       Pinnacle West
                Four Corners Power Plant
                Site, dated April 25, 1985

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  10.23         Application and Grant of           5.05 to Form S-7                  2-59644           9-1-77
                Arizona Public Service             Registration Statement
                Company rights-of-way and
                easements, Four Corners
                Plant Site

  10.24         Application and Amendment          10.38 to Registration             1-8962            7-25-85
                No. 1 to Grant of Arizona          Statement on Form 8-B of
                Public Service Company             Pinnacle West
                rights-of-way and easements,
                Four Corners Power Plant
                Site, dated April 25, 1985

  10.25         Indenture of Lease, Navajo         5(g) to Form S-7                  2-36505           3-23-70
                Units 1, 2, and 3                  Registration Statement

  10.26         Application and Grant of           5(h) to Form S-7                  2-36505           3-23-70
                rights-of-way and easements,       Registration Statement
                Navajo Plant

  10.27         Water Service Contract             5(l) to Form S-7                  2-39442           3-16-71
                Assignment with the United         Registration Statement
                States Department of Interior,
                Bureau of Reclamation,
                Navajo Plant

  10.28         Arizona Nuclear Power              10.1 to 1988 Form 10-K            1-4473            3-8-89
                Project Participation              Report
                Agreement, dated August 23,
                1973, among the Company,
                Salt River Project Agricultural
                Improvement and Power
                District, Southern California
                Edison Company, Public
                Service Company of New
                Mexico, El Paso Electric
                Company, Southern California
                Public Power Authority, and
                Department of Water and
                Power of the City of Los
                Angeles, and amendments
                1-12 thereto

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  10.29         Amendment No. 13 dated as          10.1 to March 1991 Form           1-4473            5-15-91
                of April 22, 1991, to Arizona      10-Q Report
                Nuclear Power Project
                Participation Agreement,
                dated August 23, 1973, among
                the Company, Salt River
                Project Agricultural
                Improvement and Power
                District, Southern California
                Edison Company, Public
                Service Company of New
                Mexico, El Paso Electric
                Company, Southern California
                Public Power Authority, and
                Department of Water and
                Power of the City of Los
                Angeles

  10.30(c)      Facility Lease, dated as of        4.3 to Form S-3                   33-9480           10-24-86
                August 1, 1986, between            Registration Statement
                State Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, in its capacity as
                Owner Trustee, as Lessor, and
                the Company, as Lessee

  10.31(c)      Amendment No. 1, dated as of       10.5 to September 1986            1-4473            12-4-86
                November 1, 1986, to Facility      Form 10-Q Report by
                Lease, dated as of August 1,       means of Amendment No.
                1986, between State Street         1 on December 3, 1986
                Bank and Trust Company, as         Form 8
                successor to The First
                National Bank of Boston, in
                its capacity as Owner Trustee,
                as Lessor, and the Company,
                as Lessee

  10.32(c)      Amendment No. 2 dated as of        10.3 to 1988 Form 10-K            1-4473            3-8-89
                June 1, 1987 to Facility Lease     Report
                dated as of August 1, 1986
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Lessor, and APS, as Lessee

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  10.33(c)      Amendment No. 3, dated as of       10.3 to 1992 Form 10-K            1-4473            3-30-93
                March 17, 1993, to Facility        Report
                Lease, dated as of August 1,
                1986, between State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Lessor, and the Company, as
                Lessee

  10.34         Facility Lease, dated as of        10.1 to November 18, 1986         1-4473            1-20-87
                December 15, 1986, between         Form 8-K Report
                State Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, in its capacity as
                Owner Trustee, as Lessor, and
                the Company, as Lessee

  10.35         Amendment No. 1, dated as of       4.13 to Form S-3                  1-4473            8-24-87
                August 1, 1987, to Facility        Registration Statement
                Lease, dated as of December        No. 33-9480 by means of
                15, 1986, between State Street     August 1, 1987 Form 8-K
                Bank and Trust Company, as         Report
                successor to The First
                National Bank of Boston, as
                Lessor, and the Company, as
                Lessee

  10.36         Amendment No. 2, dated as of       10.4 to 1992 Form 10-K            1-4473            3-30-93
                March 17, 1993, to Facility        Report
                Lease, dated as of December
                15, 1986, between State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Lessor, and the Company, as
                Lessee

  10.37(a)      Directors' Deferred                10.1 to June 1986 Form            1-4473            8-13-86
                Compensation Plan, as              10-Q Report
                restated, effective January 1,
                1986

  10.38(a)      Second Amendment to the            10.2 to 1993 Form 10-K            1-4473            3-30-94
                Arizona Public Service             Report
                Company Directors' Deferred
                Compensation Plan, effective
                as of January 1, 1993

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  10.39(a)      Third Amendment to the             10.1 to September 1994            1-4473            11-10-94
                Arizona Public Service             Form 10-Q
                Company Directors' Deferred
                Compensation Plan effective
                as of May 1, 1993

  10.40(a)      Fourth Amendment dated             10.8 to Pinnacle West's           1-8962            3-30-00
                December 28, 1999 to the           1999 Form 10-K
                Arizona Public Service
                Company Directors Deferred
                Compensation Plan

  10.41(a)      Arizona Public Service             10.4 to 1988 Form 10-K            1-4473            3-8-89
                Company Deferred                   Report
                Compensation Plan, as
                restated, effective January 1,
                1984, and the second and
                third amendments thereto,
                dated December 22, 1986, and
                December 23, 1987, respectively

  10.42(a)      Third Amendment to the             10.3 to 1993 Form 10-K            1-4473            3-30-94
                Arizona Public Service             Report
                Company Deferred
                Compensation Plan, effective
                as of January 1, 1993

  10.43(a)      Fourth Amendment to the            10.2 to September 1994            1-4473            11-10-94
                Arizona Public Service             Form 10-Q Report
                Company Deferred
                Compensation Plan effective
                as of May 1, 1993

  10.44(a)      Fifth Amendment to the             10.3 to 1997 Form 10-K            1-4473            3-28-97
                Arizona Public Service             Report
                Company Deferred
                Compensation Plan

  10.45(a)      Pinnacle West Capital              10.10 to 1995 Form 10-K           1-4473            3-29-96
                Corporation, Arizona Public        Report
                Service Company, SunCor
                Development Company
                and El Dorado Investment
                Company Deferred
                Compensation Plan as
                amended and restated
                effective January 1, 1996

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  10.46(a)      First Amendment effective as       10.6 to Pinnacle West's           1-8962            3-30-00
                of January 1, 1998, to the         1999 Form 10-K Report
                Pinnacle West Capital
                Corporation, Arizona Public
                Service Company, SunCor
                Development Company and
                El Dorado Investment
                Company Deferred Compen-
                sation Plan

  10.47(a)      Second Amendment effective as      10.10 to Pinnacle West's          1-8962            3-30-00
                of January 1, 2000, to the         1999 Form 10-K Report
                Pinnacle West Capital
                Corporation, Arizona Public
                Service Company, SunCor
                Development Company and
                El Dorado Investment
                Company Deferred Compen-
                sation Plan

  10.48(a)      Arizona Public Service             10.11 to 1995 Form 10-K           1-4473            3-29-96
                Company Supplemental               Report
                Excess Benefit Retirement
                Plan as amended and
                restated on December 20, 1995

  10.49(a)      Pinnacle West Capital              10.13 to Pinnacle West's          1-8962            3-30-00
                Corporation Supplemental           1999 Form 10-K Report
                Excess Benefit Retirement
                Plan, as amended and
                restated, dated December 7, 1999

  10.50(a)      Pinnacle West Capital              10.7 to 1994 Form 10-K            1-4473            3-30-95
                Corporation and Arizona            Report
                Public Service Company
                Directors' Retirement Plan
                effective as of January 1, 1995

  10.51(a)      Arizona Public Service             10.1 to September 1997            1-4473            11-12-97
                Company Director                   Form 10-K Report
                Equity Plan

  10.52(a)      Letter Agreement dated             10.6 to 1994 Form 10-K            1-4473            3-30-95
                December 21, 1993, between         Report
                the Company and William L.
                Stewart

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  10.53(a)      Letter Agreement dated             10.8 to 1996 Form 10-K            1-4473            3-28-97
                August 16, 1996 between            Report
                the Company and
                William L. Stewart

  10.54(a)      Letter Agreement between           10.2 to September 1997            1-4473            11-12-97
                the Company and                    Form 10-Q Report
                William L. Stewart

  10.55(a)      Letter Agreement dated             10.9 to Pinnacle West's           1-8962            3-30-00
                December 13, 1999 between          1999 Form 10-K Report
                the Company and
                William L. Stewart

  10.56(a)      Letter Agreement dated as          10.8 to 1995 Form 10-K            1-4473            3-29-96
                of January 1, 1996 between         Report
                the Company and Robert G.
                Matlock & Associates, Inc.
                for consulting services

  10.57(a)      Letter Agreement dated             10.17 to Pinnacle West's          1-8962            3-30-00
                October 3, 1997 between            1999 Form 10-K Report
                the Company and James M.
                Levine

  10.58(a)      Employment Agreement,              10.1 to Pinnacle West's           1-8962            3-28-91
                effective as of February 5,        1990 Form 10-K
                1990, between Richard Snell
                and Pinnacle West

  10.59(a)      First Amendment to                 10.2 to Pinnacle West's           1-8962            4-1-96
                Employment Agreement,              1995 Form 10-K Report
                effective March 31, 1995,
                between Richard Snell and
                Pinnacle West

  10.60(a)      Second Amendment to                10.2 to Pinnacle West's           1-8962            3-31-97
                Employment Agreement,              1996 Form 10-K Report
                effective February 5, 1997,
                between Richard Snell and
                Pinnacle West

  10.61(a)(d)   Key Executive Employment and       10.1 to Pinnacle West's           1-8962            8-16-99
                Severance Agreement between        June 1999 Form 10-Q
                Pinnacle West and certain          Report
                executive officers of Pinnacle
                West and its subsidiaries

  10.62(a)      Pinnacle West Capital              10.1 to 1992 Form 10-K            1-4473            3-30-93
                Corporation Stock Option and       Report
                Incentive Plan

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  10.63(a)      First Amendment dated              10.11 to Pinnacle West's          1-8962            3-30-00
                December 7, 1999 to the            1999 Form 10-K Report
                Pinnacle West Capital
                Corporation Stock Option
                and Incentive Plan

  10.64(a)      Pinnacle West Capital              A to the Proxy Statement          1-8962            4-16-94
                Corporation 1994 Long-Term         for the Plan Report
                Incentive Plan effective as of     Pinnacle West 1994
                March 23, 1994                     Annual Meeting of
                                                   Shareholders

  10.65(a)      First Amendment dated              10.12 to Pinnacle West's          1-8962            3-30-00
                December 7, 1999 to the            1999 Form 10-K Report
                Pinnacle West Capital
                Corporation 1994 Long-Term
                Incentive Plan

  10.66         Trust for the Pinnacle West        10.14 to Pinnacle West's          1-8962            3-30-00
                Capital Corporation, Arizona       1999 Form 10-K Report
                Public Service Company and
                SunCor Development Company
                Deferred Compensation Plans
                dated August 1, 1996

  10.67         First Amendment dated              10.15 to Pinnacle West's          1-8962            3-30-00
                December 7, 1999 to the Trust      1999 Form 10-K Report
                for the Pinnacle West Capital
                Corporation, Arizona Public
                Service Company and SunCor
                Development Company
                Deferred Compensation Plans

  10.68(a)      2000 Management Variable           10.4 to Pinnacle West's           1-8962            3-30-00
                Incentive Plan (APS)               1999 Form 10-K Report

  10.69(a)      2000 Senior Management             10.5 to Pinnacle West's           1-8962            3-30-00
                Variable Incentive Plan (APS)      1999 Form 10-K Report

  10.70(a)      2000 Officer Variable              10.6 to Pinnacle West's           1-8962            3-30-00
                Incentive Plan (APS)               1999 Form 10-K Report

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  10.71         Agreement No. 13904 (Option        10.3 to 1991 Form 10-K            1-4473            3-19-92
                and Purchase of Effluent)          Report
                with Cities of Phoenix,
                Glendale, Mesa, Scottsdale,
                Tempe, Town of Youngtown,
                and Salt River Project
                Agricultural Improvement and
                Power District, dated April 23,
                1973

  10.72         Agreement for the Sale and         10.4 to 1991 Form 10-K            1-4473            3-19-92
                Purchase of Wastewater             Report
                Effluent with City of Tolleson
                and Salt River Agricultural
                Improvement and Power
                District, dated June 12, 1981,
                including Amendment No. 1
                dated as of November 12,
                1981 and Amendment No. 2
                dated as of June 4, 1986

  10.73         Territorial Agreement              10.1 to March 1998                1-4473            5-15-98
                between the Company                Form 10-Q Report
                and Salt River Project

  10.74         Power Coordination                 10.2 to March 1998                1-4473            5-15-98
                Agreement between                  Form 10-Q Report
                the Company and Salt
                River Project

  10.75         Memorandum of Agreement            10.3 to March 1998                1-4473            5-15-98
                between the Company and            Form 10-Q Report
                Salt River Project

  10.76         Addendum to Memorandum             10.2 to May 19, 1998              1-4473            6-26-98
                of Agreement between the           Form 8-K Report
                Company and Salt River
                Project dated as of May
                19, 1998

  99.1          Collateral Trust Indenture         4.2 to 1992 Form 10-K             1-4473            3-30-93
                among PVNGS II Funding             Report
                Corp., Inc., the Company and
                Chemical Bank, as Trustee

  99.2          Supplemental Indenture to          4.3 to 1992 Form 10-K             1-4473            3-30-93
                Collateral Trust Indenture         Report
                among PVNGS II Funding
                Corp., Inc., the Company and
                Chemical Bank, as Trustee

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  99.3(c)       Participation Agreement,           28.1 to September 1992            1-4473            11-9-92
                dated as of August 1, 1986,        Form 10-Q Report
                among PVNGS Funding
                Corp., Inc., Bank of America
                National Trust and Savings
                Association, State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, in
                its individual capacity and as
                Owner Trustee, Chemical
                Bank, in its individual
                capacity and as Indenture
                Trustee, the Company, and
                the Equity Participant named
                therein

  99.4(c)       Amendment No. 1 dated as of        10.8 to September 1986            1-4473            12-4-86
                November 1, 1986, to               Form 10-Q Report by
                Participation Agreement,           means of Amendment No.
                dated as of August 1,1986,         1, on December 3, 1986
                among PVNGS Funding                Form 8
                Corp., Inc., Bank of America
                National Trust and Savings
                Association, State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, in
                its individual capacity and as
                Owner Trustee, Chemical
                Bank, in its individual
                capacity and as Indenture
                Trustee, the Company, and
                the Equity Participant named
                therein

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  99.5(c)       Amendment No. 2, dated as of       28.4 to 1992 Form 10-K            1-4473            3-30-93
                March 17, 1993, to                 Report
                Participation Agreement,
                dated as of August 1, 1986,
                among PVNGS Funding
                Corp., Inc., PVNGS II
                Funding Corp., Inc., State
                Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, in its individual
                capacity and as Owner
                Trustee, Chemical Bank, in its
                individual capacity and as
                Indenture Trustee, the
                Company, and the Equity
                Participant named therein

  99.6(c)       Trust Indenture, Mortgage,         4.5 to Form S-3                   33-9480           10-24-86
                Security Agreement and             Registration Statement
                Assignment of Facility Lease,
                dated as of August 1, 1986,
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

  99.7(c)       Supplemental Indenture No.         10.6 to September 1986            1-4473            12-4-86
                1, dated as of November 1,         Form 10-Q Report by
                1986 to Trust Indenture,           means of Amendment No.
                Mortgage, Security Agreement       1 on December 3, 1986
                and Assignment of Facility         Form 8
                Lease, dated as of August 1,
                1986, between State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  99.8(c)       Supplemental Indenture No. 2       4.4 to 1992 Form 10-K             1-4473            3-30-93
                to Trust Indenture, Mortgage,      Report
                Security Agreement and
                Assignment of Facility Lease,
                dated as of August 1, 1986,
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

  99.9(c)       Assignment, Assumption and         28.3 to Form S-3                  33-9480           10-24-86
                Further Agreement, dated as        Registration Statement
                of August 1, 1986, between
                the Company and State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee

  99.10(c)      Amendment No. 1, dated as of       10.10 to September 1986           1-4473            12-4-86
                November 1, 1986, to               Form 10-Q Report by
                Assignment, Assumption and         means of Amendment No.
                Further Agreement, dated as        1 on December 3, 1986
                of August 1, 1986, between         Form 8
                the Company and State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee

  99.11(c)      Amendment No. 2, dated as of       28.6 to 1992 Form 10-K            1-4473            3-30-93
                March 17, 1993, to                 Report
                Assignment, Assumption and
                Further Agreement, dated as
                of August 1, 1986, between
                the Company and State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  99.12         Participation Agreement,           28.2 to September 1992            1-4473            11-9-92
                dated as of December 15,           Form 10-Q Report
                1986, among PVNGS Funding
                Corp., Inc., State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, in
                its individual capacity and as
                Owner Trustee, Chemical
                Bank, in its individual
                capacity and as Indenture
                Trustee under a Trust
                Indenture, the Company, and
                the Owner Participant named
                therein

  99.13         Amendment No. 1, dated as of       28.20 to Form S-3                 1-4473            8-10-87
                August 1, 1987, to                 Registration Statement
                Participation Agreement,           No. 33-9480 by means of a
                dated as of December 15,           November 6, 1986 Form
                1986, among PVNGS Funding          8-K Report
                Corp., Inc. as Funding
                Corporation, State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, Chemical
                Bank, as Indenture Trustee,
                the Company, and the Owner
                Participant named therein

  99.14         Amendment No. 2, dated as of       28.5 to 1992 Form 10-K            1-4473            3-30-93
                March 17, 1993, to                 Report
                Participation Agreement,
                dated as of December 15,
                1986, among PVNGS Funding
                Corp., Inc., PVNGS II
                Funding Corp., Inc., State
                Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, in its individual
                capacity and as Owner
                Trustee, Chemical Bank, in its
                individual capacity and as
                Indenture Trustee, the
                Company, and the Owner
                Participant named therein

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  99.15         Trust Indenture, Mortgage,         10.2 to November 18, 1986         1-4473            1-20-87
                Security Agreement and             Form 8-K Report
                Assignment of Facility Lease,
                dated as of December 15,
                1986, between State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

  99.16         Supplemental Indenture No.         4.13 to Form S-3                  1-4473            8-24-87
                1, dated as of August 1, 1987,     Registration Statement
                to Trust Indenture, Mortgage,      No. 33-9480 by means of
                Security Agreement and             August 1, 1987 Form 8-K
                Assignment of Facility Lease,      Report
                dated as of December 15,
                1986, between State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

  99.17         Supplemental Indenture No. 2       4.5 to 1992 Form 10-K             1-4473            3-30-93
                to Trust Indenture, Mortgage,      Report
                Security Agreement and
                Assignment of Facility Lease,
                dated as of December 15,
                1986, between State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

  99.18         Assignment, Assumption and         10.5 to November 18, 1986         1-4473            1-20-87
                Further Agreement, dated as        Form 8-K Report
                of December 15, 1986,
                between the Company and
                State Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, as Owner Trustee

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  99.19         Amendment No. 1, dated as of       28.7 to 1992 Form 10-K            1-4473            3-30-93
                March 17, 1993, to                 Report
                Assignment, Assumption and
                Further Agreement, dated as
                of December 15, 1986,
                between the Company and
                State Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, as Owner Trustee

  99.20(c)      Indemnity Agreement dated          28.3 to 1992 Form 10-K            1-4473            3-30-93
                as of March 17, 1993 by the        Report
                Company

  99.21         Extension Letter, dated as of      28.20 to Form S-3                 1-4473            8-10-87
                August 13, 1987, from the          Registration Statement
                signatories of the                 No. 33-9480 by means of a
                Participation Agreement to         November 6, 1986 Form
                Chemical Bank                      8-K Report

  99.22         Arizona Corporation                28.1 to 1991 Form 10-K            1-4473            3-19-92
                Commission Order dated             Report
                December 6, 1991

  99.23         Arizona Corporation                10.1 to June Form 10-Q            1-4473            8-12-94
                Commission Order dated             Report
                June 1, 1994

  99.24         Rate Reduction Agreement           10.1 to December 4, 1995          1-4473            12-14-95
                dated December 4, 1995             Form 8-K Report
                between the Company and the
                ACC Staff

  99.25         Arizona Corporation                10.1 to March 1996                1-4473            5-14-96
                Commission Order                   Form 10-Q Report
                dated April 24, 1996

  99.26         Arizona Corporation                99.1 to 1996 Form 10-K            1-4473            3-28-97
                Commission Order,                  Report
                Decision No. 59943, dated
                December 26, 1996,
                including the Rules regarding
                the introduction of retail
                competition in Arizona


  99.27         Retail Electric Competition        10.1 to June 1998                 1-4473            8-14-98
                Rules                              Form 10-Q Report

Exhibit No.     Description                        Originally Filed as Exhibit:      File No.(b)   Date Effective
-----------     -----------                        ----------------------------      -----------   --------------
  99.28         Arizona Corporation                10.1 to September 1999            1-4473            11-15-99
                Commission Order,                  10-Q Report
                Decision No. 61973, dated
                October 6, 1999, approving
                our Settlement Agreement

  99.29         Arizona Corporation                10.2 to September 1999            1-4473            11-15-99
                Commission Order,                  10-Q Report
                Decision No. 61969, dated
                September 29, 1999, including
                the Retail Electric Competition
                Rules

----------
(a) Management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

REPORTS ON FORM 8-K

     During the quarter ended December 31, 1999 and the period ended March 29, 2000, the Company filed the following Reports on Form 8-K:

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


                                            ARIZONA PUBLIC SERVICE COMPANY
                                                     (Registrant)

Date: March 29, 2000                               William J. Post
                                      ------------------------------------------
                                      (William J. Post, Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                      DATE
          ---------                         -----                      ----


      William J. Post            Principal Executive Officer,     March 29, 2000
----------------------------     Principal Accounting Officer
     (William J. Post,                   and Director
  Chief Executive Officer)


     Michael V. Palmeri          Principal Financial Officer      March 29, 2000
----------------------------
    (Michael V. Palmeri,
  Vice President, Finance)


       Jack E. Davis                President and Director        March 29, 2000
----------------------------
      (Jack E. Davis)


    Michael L. Gallagher                   Director               March 29, 2000
----------------------------
   (Michael L. Gallagher)


      Martha O. Hesse                      Director               March 29, 2000
----------------------------
     (Martha O. Hesse)


    Marianne M. Jennings                   Director               March 29, 2000
----------------------------
   (Marianne M. Jennings)


      Robert E. Keever                     Director               March 29, 2000
----------------------------
     (Robert E. Keever)


     Robert G. Matlock                     Director               March 29, 2000
----------------------------
    (Robert G. Matlock)

      Kathryn L. Munro                     Director               March 29, 2000
----------------------------
     (Kathryn L. Munro)

     Bruce J. Nordstrom                    Director               March 29, 2000
----------------------------
    (Bruce J. Nordstrom)

      Donald M. Riley                      Director               March 29, 2000
----------------------------
     (Donald M. Riley)

   Quentin P. Smith, Jr.                   Director               March 29, 2000
----------------------------
  (Quentin P. Smith, Jr.)

       Richard Snell                       Director               March 29, 2000
----------------------------
      (Richard Snell)

     William L. Stewart             President and Director        March 29, 2000
----------------------------
    (William L. Stewart)

      Dianne C. Walker                     Director               March 29, 2000
----------------------------
     (Dianne C. Walker)

    Ben F. Williams, Jr.                   Director               March 29, 2000
----------------------------
   (Ben F. Williams, Jr.)

                                                   Commission File Number 1-4473
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------









                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                   EXHIBITS TO

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                -----------------

                         Arizona Public Service Company
               (Exact name of registrant as specified in charter)












--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


Exhibit No.      Description
-----------      -----------
12.1      --     Computation of Ratio of Earnings to Fixed Charges

23.1      --     Consent of Deloitte & Touche LLP

27.1      --     Financial Data Schedule

For a description of the Exhibits  incorported in this filing by reference,  see
Part IV, Item 14.