Form 10-Q
period 2000-03-31
ARIZONA PUBLIC SERVICE CO
filed 2000-05-15
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to ________________


                          Commission file number 1-4473


                         ARIZONA PUBLIC SERVICE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Arizona                                    86-0011170
          -------------------------------                    -------------------
          (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                    Identification No.)


400 N. Fifth Street, P.O. Box 53999, Phoenix, Arizona            85072-3999
-----------------------------------------------------            ----------
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

               Number of shares of common stock, $2.50 par value, outstanding as of May 15, 2000: 71,264,947

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

FERC - Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

ITC - Investment tax credit

MW - Megawatts

NGS - Navajo Generating Station

1999 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999

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

Salt River Project - Salt River Project Agricultural Improvement and Power District

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ...........................  $ 445,981    $ 413,983
                                                         ---------    ---------
FUEL EXPENSES:
  Fuel for electric generation ........................     58,811       52,116
  Purchased power .....................................     66,953       48,229
                                                         ---------    ---------
     Total ............................................    125,764      100,345
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES .................    320,217      313,638
                                                         ---------    ---------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel
     expenses..........................................    108,528      100,262
  Depreciation and amortization .......................     95,947       96,139
  Income taxes ........................................     24,267       24,803
  Other taxes .........................................     25,381       25,478
                                                         ---------    ---------
     Total ............................................    254,123      246,682
                                                         ---------    ---------
OPERATING INCOME ......................................     66,094       66,956
                                                         ---------    ---------
OTHER INCOME (DEDUCTIONS):
  Other - net .........................................      1,628       (2,934)
  Income taxes ........................................       (675)       4,256
                                                         ---------    ---------
     Total ............................................        953        1,322
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS .....................     67,047       68,278
                                                         ---------    ---------
INTEREST DEDUCTIONS:
  Interest on long-term debt ..........................     33,338       33,556
  Interest on short-term borrowings ...................      1,267        2,068
  Debt discount, premium and expense ..................      1,893        1,845
  Capitalized interest ................................     (2,226)      (2,986)
                                                         ---------    ---------
     Total ............................................     34,272       34,483
                                                         ---------    ---------

NET INCOME ............................................     32,775       33,795

PREFERRED STOCK DIVIDEND REQUIREMENTS .................         --        1,016
                                                         ---------    ---------

EARNINGS FOR COMMON STOCK .............................  $  32,775    $  32,779
                                                         =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           Twelve Months
                                                           Ended March 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
                                                       (Thousands of Dollars)

ELECTRIC OPERATING REVENUES .......................  $ 2,324,795    $ 2,039,958
                                                     -----------    -----------
FUEL EXPENSES:
  Fuel for electric generation ....................      250,544        233,755
  Purchased power .................................      570,369        336,940
                                                     -----------    -----------
     Total ........................................      820,913        570,695
                                                     -----------    -----------
OPERATING REVENUES LESS FUEL EXPENSES .............    1,503,882      1,469,263
                                                     -----------    -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel .......      446,008        420,820
  Depreciation and amortization ...................      381,865        380,566
  Income taxes ....................................      191,479        192,546
  Other taxes .....................................       96,469        101,105
                                                     -----------    -----------
     Total ........................................    1,115,821      1,095,037
                                                     -----------    -----------
OPERATING INCOME ..................................      388,061        374,226
                                                     -----------    -----------
OTHER INCOME (DEDUCTIONS):
  Other - net .....................................       (6,975)       (12,841)
  Income taxes ....................................       27,597         32,552
                                                     -----------    -----------
     Total ........................................       20,622         19,711
                                                     -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS .................      408,683        393,937
                                                     -----------    -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt ......................      132,458        135,587
  Interest on short-term borrowings ...............        7,471          8,865
  Debt discount, premium and expense ..............        7,371          7,476
  Capitalized interest ............................       (5,919)       (15,098)
                                                     -----------    -----------
     Total ........................................      141,381        136,830
                                                     -----------    -----------

INCOME BEFORE EXTRAORDINARY CHARGE ................      267,302        257,107

  Extraordinary charge - net of income
    taxes of $94,115 ..............................      139,885             --
                                                     -----------    -----------

NET INCOME ........................................      127,417        257,107

PREFERRED STOCK DIVIDEND REQUIREMENTS .............           --          7,841
                                                     -----------    -----------

EARNINGS FOR COMMON STOCK .........................  $   127,417    $   249,266
                                                     ===========    ===========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)


                                                       March 31,    December 31,
                                                         2000          1999
                                                      -----------   -----------
                                                        (Thousands of Dollars)
UTILITY PLANT:
Electric plant in service and held for
 future use ........................................  $ 7,610,576   $ 7,545,575
Less accumulated depreciation and amortization .....    3,082,572     3,026,041
                                                      -----------   -----------
   Total ...........................................    4,528,004     4,519,534
Construction work in progress ......................      181,801       184,764
Nuclear fuel, net of amortization ..................       52,390        49,114
                                                      -----------   -----------
   Utility plant - net .............................    4,762,195     4,753,412
                                                      -----------   -----------

INVESTMENTS AND OTHER ASSETS .......................      213,411       208,457
                                                      -----------   -----------
CURRENT ASSETS:
Cash and cash equivalents ..........................      110,624         7,477
Accounts receivable:
   Service customers ...............................      149,668       201,704
   Other ...........................................       43,023        35,684
   Allowance for doubtful accounts .................       (1,776)       (1,538)
Accrued utility revenues ...........................       63,093        72,919
Materials and supplies, at average cost ............       73,779        69,977
Fossil fuel, at average cost .......................       21,260        21,869
Deferred income taxes ..............................        8,163         8,163
Other ..............................................       34,828        30,885
                                                      -----------   -----------
   Total current assets ............................      502,662       447,140
                                                      -----------   -----------
DEFERRED DEBITS:
Regulatory assets ..................................      580,158       613,729
Unamortized debt issue costs .......................       14,788        15,172
Other ..............................................       73,561        79,714
                                                      -----------   -----------
   Total deferred debits ...........................      668,507       708,615
                                                      -----------   -----------

   TOTAL ...........................................  $ 6,146,775   $ 6,117,624
                                                      ===========   ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES
                                   (Unaudited)


                                                       March 31,    December 31,
                                                         2000          1999
                                                      ----------    ----------
                                                       (Thousands of Dollars)
CAPITALIZATION:
Common stock .......................................  $  178,162    $  178,162
Additional paid-in capital .........................   1,246,804     1,246,804
Retained earnings ..................................     505,982       558,208
                                                      ----------    ----------
   Common stock equity .............................   1,930,948     1,983,174

Long-term debt less current maturities .............   1,807,952     1,997,400
                                                      ----------    ----------

   Total capitalization ............................   3,738,900     3,980,574
                                                      ----------    ----------
CURRENT LIABILITIES:
Commercial paper ...................................     128,800        38,300
Current maturities of long-term debt ...............     215,261       114,711
Accounts payable ...................................     119,467       170,662
Accrued taxes ......................................     123,302        62,858
Accrued interest ...................................      17,482        32,299
Common dividends payable ...........................      85,000            --
Customer deposits ..................................      24,570        24,682
Other ..............................................      41,727        26,248
                                                      ----------    ----------
   Total current liabilities .......................     755,609       469,760
                                                      ----------    ----------
DEFERRED CREDITS AND OTHER:
Deferred income taxes ..............................   1,167,569     1,178,085
Unamortized gain - sale of utility plant ...........      72,068        73,212
Customer advances for construction .................      38,606        38,150
Other ..............................................     374,023       377,843
                                                      ----------    ----------
   Total deferred credits and other ................   1,652,266     1,667,290
                                                      ----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 9)

   TOTAL ...........................................  $6,146,775    $6,117,624
                                                      ==========    ==========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
                                                         (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income ..........................................  $  32,775    $  33,795
  Items not requiring cash:
    Depreciation and amortization .....................     95,947       96,139
    Nuclear fuel amortization .........................      7,931        8,269
    Deferred income taxes - net .......................     (7,058)      (7,193)
  Changes in certain current assets and liabilities:
    Accounts receivable - net .........................     44,935       23,981
    Accrued utility revenues ..........................      9,826        8,804
    Materials, supplies and fossil fuel ...............     (3,193)      (1,189)
    Other current assets ..............................     (3,943)      (1,384)
    Accounts payable ..................................    (51,087)     (49,632)
    Accrued taxes .....................................     60,444       54,797
    Accrued interest ..................................    (14,817)      (4,714)
    Other current liabilities .........................     15,367        9,711
  Other - net .........................................      1,901       (6,305)
                                                         ---------    ---------
      Net cash flow provided by operating
       activities .....................................    189,028      165,079
                                                         ---------    ---------
Cash Flows from Investing Activities:
  Capital expenditures ................................    (82,342)     (67,467)
  Capitalized interest ................................     (2,226)      (2,986)
  Other ...............................................     (2,675)      (2,629)
                                                         ---------    ---------
      Net cash flow used for investing activities .....    (87,243)     (73,082)
                                                         ---------    ---------
Cash Flows from Financing Activities:
  Long-term debt ......................................         --      124,189
  Short-term borrowings - net .........................     90,500      (66,105)
  Dividends paid on common stock ......................         --      (42,500)
  Dividends paid on preferred stock ...................         --       (1,393)
  Repayment of preferred stock ........................         --      (96,499)
  Repayment and reacquisition of long-term debt .......    (89,138)     (10,070)
                                                         ---------    ---------
      Net cash flow provided (used) for
        financing activities ..........................      1,362      (92,378)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents ..    103,147         (381)
Cash and cash equivalents at beginning of period ......      7,477        5,558
                                                         ---------    ---------
Cash and cash equivalents at end of period ............  $ 110,624    $   5,177
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest)            $  31,932    $  37,294
    Income taxes                                         $      --    $      --

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. Our unaudited condensed financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the extraordinary item. We suggest that these condensed financial statements and notes to condensed financial statements be read along with the financial statements and notes to financial statements included in our 1999 10-K. We have reclassified certain prior year amounts to conform to the current year presentation.

2. Weather conditions can have a significant impact on our results for interim periods. For this and other reasons, results for interim periods do not necessarily represent results to be expected for the year.

3. We are a wholly-owned subsidiary of Pinnacle West.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the three months ended March 31, 2000.

5. Regulatory Accounting

For regulated operations, we prepare our financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

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

In September 1999, our Settlement Agreement (Settlement Agreement) was approved by the ACC (see Note 6 for a discussion of the agreement). We have discontinued the application of SFAS No. 71 for our generation operations. This means that the generation assets were tested for impairment and the portion of regulatory assets deemed to be unrecoverable through ongoing regulated cash flows was eliminated. We determined that the generation assets were not impaired. A regulatory disallowance removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement during the third quarter of 1999. Prior to the Settlement Agreement, under the 1996 regulatory agreement (see Note 6), the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004.

The regulatory assets to be recovered under the 1999 Settlement Agreement are now being amortized as follows (millions of dollars):

                                                     1/1 - 6/30
     1999      2000      2001      2002      2003       2004       Total
     ----      ----      ----      ----      ----       ----       -----
     $164      $158      $145      $115       $86        $18        $686

The majority of our regulatory assets relate to deferred income taxes and rate synchronization cost deferrals.

The condensed balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (thousands of dollars):

                                                      March 31,     December 31,
                                                        2000           1999
                                                     -----------    -----------
Electric plant in service & held for future use      $ 3,767,769    $ 3,770,234
Accumulated depreciation and amortization             (1,845,080)    (1,817,589)
Construction work in progress                             68,652         67,306
Nuclear fuel, net of amortization                         52,390         49,114

6. Regulatory Matters -- Electric Industry Restructuring

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

The following are the major provisions of the Settlement Agreement, as approved:

     * We will reduce rates for standard offer service for customers with loads less than 3 megawatts in a series of annual retail electric price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million annually ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. For customers having loads 3 megawatts or greater, standard offer rates will be reduced in annual increments that total 5% through 2002.

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

As discussed in Note 5 above, we have discontinued the application of SFAS No. 71 for our generation operations.

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

     * The Rules require each affected utility, including us, to make available at least 20% of its 1995 system retail peak demand for competitive generation supply beginning when the ACC makes a final decision on each utility's stranded costs and unbundled rates (Final Decision Date) or January 1, 2001, whichever is earlier, and 100% beginning January 1, 2001. Under the Settlement Agreement, we will provide retail access to customers representing the minimum 20% required by the ACC and an additional 140 megawatts of non-residential load in 1999, and to all customers as of January 1, 2001, or such other dates as approved by the ACC.

     * Subject to the 20% requirement, all utility customers with single premise loads of one megawatt or greater will be eligible for competitive electric services on the Final Decision Date, which for our customers was the approval of the Settlement Agreement. Customers may also aggregate smaller loads to meet this one megawatt requirement.

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

     * Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate. Under the Settlement Agreement, we received a waiver to allow transfer of our competitive generation assets and services to affiliates no later than December 31, 2002.

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

7. Nuclear Insurance

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

8. Business Segments

We have two principal business segments (determined by products, services and regulatory environment) which consist of the generation of electricity (generation business segment) and the transmission and distribution of electricity (delivery business segment). Eliminations primarily relate to intersegment sales of electricity. Segment information for the three and twelve months ended March 31, 2000, and 1999 is as follows (millions of dollars):

                                        3 Months Ended        12 Months Ended
                                           March 31,             March 31,
                                       ------------------    ------------------
                                        2000       1999       2000       1999
                                       -------    -------    -------    -------
Operating Revenues:
Generation                             $   181    $   178    $   858    $   856
Delivery                                   446        414      2,325      2,040
Eliminations                              (181)      (178)      (858)      (856)
                                       -------    -------    -------    -------
     Total                             $   446    $   414    $ 2,325    $ 2,040
                                       =======    =======    =======    =======

Earnings excluding Extraordinary
Charge:
Generation                             $     8    $    11    $   118    $   113
Delivery                                    25         22        149        136
                                       -------    -------    -------    -------
     Total                             $    33    $    33    $   267    $   249
                                       =======    =======    =======    =======

                                         As of March 31,      As of December 31,
                                             2000                   1999
                                            -------                -------
Assets:
Generation                                  $ 2,302                $ 2,322
Delivery                                      3,845                  3,796
                                            -------                -------
     Total                                  $ 6,147                $ 6,118
                                            =======                =======

9. Accounting Matters

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

                         ARIZONA PUBLIC SERVICE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we explain our results of operations, general financial condition, and outlook, including:

     *    the changes in our earnings for the periods presented
     *    the factors impacting our business, including competition
     *    the effects of regulatory agreements on our results and outlook
     *    our capital needs and resources, and
     *    our management of market risks.

We are Arizona's largest electric utility, providing wholesale and retail electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. We also generate, sell, and deliver electricity and energy-related products and services to wholesale and retail customers in the western United States.

We suggest this section be read along with the 1999 10-K. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we refer to specific "Notes" in the Notes to Condensed Financial Statements. These Notes add further details to the discussion.

OPERATING RESULTS

The following table summarizes our revenues and earnings for the three-month and twelve-month periods ended March 31, 2000 and 1999:

                             Periods ended March 31
                                   (Unaudited)
                             (Thousands of Dollars)

                                 Three Months               Twelve Months
                            -----------------------   --------------------------
                               2000         1999         2000            1999
                            ----------   ----------   ----------      ----------
Operating Revenues          $  445,981   $  413,983   $2,324,795      $2,039,958
Earnings for Common Stock   $   32,775   $   32,779   $  127,417(1)   $  249,266

(1) The twelve months ended March 31, 2000 period includes an extraordinary charge of $139,885 net of income taxes of $94,115.

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 1999

First quarter earnings were flat at $33 million in the three-month comparison. Increased revenue related to customer growth was offset by higher utility operations and maintenance expenses; a reduction in retail electricity prices; and the completion of the amortization of investment tax credits in 1999. See
Note 6 for information on the price reduction. See "Income Taxes" for a discussion of the investment tax credit amortization.

Electric operating revenues increased $32 million because of:

     *    increased power marketing and trading revenues ($23 million) and
     *    increases in the number of customers ($15 million).

As mentioned above, these positive factors were partially offset by the effect of a reduction in retail electricity prices ($5 million) and miscellaneous factors ($1 million).

The increase in power marketing revenues resulted from higher prices and increased activity in the western U.S. bulk power markets. The revenues were accompanied by an increase in purchased power and fuel expenses. Although these activities contributed positively to earnings in both periods, the contribution in 2000 was modestly lower than in 1999.

Utility operations and maintenance expense increased primarily due to the timing of customer related expenses.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED WITH TWELVE-MONTH PERIOD MARCH 31, 1999

Earnings for the twelve months ended March 31, 2000 were $127 million compared with $249 million for the same period in the prior year. The decrease primarily relates to an extraordinary charge recorded in the third quarter of 1999, partially offset by higher income excluding the extraordinary charge.

The extraordinary charge related to a regulatory disallowance that resulted from our comprehensive Settlement Agreement that was approved by the ACC in September 1999. See Notes 5 and 6 for additional information about the regulatory disallowance and the Settlement Agreement.

Earnings excluding the extraordinary charge increased $18 million over the comparable period primarily because of increases in the number of customers and in the average amount of electricity used by customers; and favorable weather impacts. These positive factors more than offset higher utility operations and maintenance expense, a reduction in retail electricity prices, and the completion of the amortization of investment tax credits in 1999. See Note 6 for information on the price reduction. See "Income Taxes" below for a discussion of the investment tax credit amortization.

Electric operating revenues increased $285 million because of:

     *    increased power marketing and trading revenues ($209 million)
     * increases in the number of customers and the average amount of electricity used by customers ($82 million)
     *    favorable weather impacts ($10 million) and
     *    miscellaneous factors ($8 million).

As mentioned above, these positive factors were partially offset by the effect of a reduction in retail prices ($24 million).

The increase in power marketing revenues resulted primarily from increased activity in western bulk power markets and higher prices. The revenues were accompanied by increases in purchased power and fuel expenses. Although these activities contributed positively to earnings in both periods, the contribution in the current period was modestly lower than the prior period. Fuel expenses were also higher because of increased fuel prices and higher retail sales volumes.

Utility operations and maintenance expenses increased primarily because of $19 million of non-recurring items recorded in the current period, including a provision for certain environmental costs. Other increases primarily related to customer growth, power marketing costs, and technology related costs were partially offset by the movement of certain marketing functions to APS Energy Services.

INCOME TAXES

As part of a 1994 rate settlement with the ACC, we accelerated amortization of substantially all deferred ITCs over a five-year period that ended on December 31, 1999. It decreased annual income tax expense by approximately $28 million. Beginning in 2000, no further benefits from these deferred ITCs will be reflected in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2000, we incurred approximately $81 million in capital expenditures, which is approximately 21% of the most recently estimated 2000 capital expenditures. Our projected capital expenditures for the next three years are $384 million in 2000; $342 million in 2001; and $334 million in 2002. These amounts include about $30 - $35 million each year for nuclear fuel expenditures.

Our long-term debt redemption requirements, optional repayments on long-term debt, and payment obligations on a capitalized lease for the next three years are: $304 million in 2000; $252 million in 2001; and $125 million in 2002. During the three months ended March 31, 2000, we redeemed approximately $89 million of our long-term debt with cash from operations and long- and short-term debt. On May 15, 2000, we will redeem approximately $100 million of our First Mortgage Bonds, 10.25% Series due 2020.

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

RATE MATTERS

See Note 6 for a discussion of a price reduction effective as of July 1, 1999, and for a discussion of a Settlement Agreement that will, among other things, result in five price reductions over a four-year period ending July 1, 2003.

FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax, and environmental legislation; our ability to successfully compete outside traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; and technological developments in the electric industry.

These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

ITEM 3. MARKET RISKS

Our operations include managing market risks related to changes in interest rates, commodity prices, and investments held by the nuclear decommissioning trust fund.

Our major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and interest earned by the nuclear decommissioning trust fund. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The nuclear decommissioning fund also has risks associated with changing market values of equity investments. Nuclear decommissioning costs are recovered in regulated electricity prices.

We are exposed to the impact of market fluctuations in the price and distribution costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage our risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into these derivative transactions for trading and to hedge certain natural gas in storage as well as purchases and sales of electricity, fuels, and emissions allowances/credits.

As of March 31, 2000, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $17 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying positions being hedged with the commodity derivative portfolio.

We are exposed to credit losses in the event of non-performance or non-payment by counterparties. We use a credit management process to assess and monitor the financial exposure of counterparties. We do not expect counterparty defaults to materially impact our financial condition, results of operations or net cash flow.

                           PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     CONSTRUCTION AND FINANCING PROGRAMS

See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of our construction and financing programs.

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

See Note 6 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of competition and the rules regarding the introduction of retail electric competition in Arizona and a settlement agreement with the ACC.

     ENVIRONMENTAL MATTERS

As previously reported, in April 1998 we filed a Petition for Review regarding EPA's regulations specifying those provisions of the Clean Air Act for which it is appropriate to treat Indian Tribes in the same manner as states. See "Environmental Matters - Purported Navajo Environmental Regulation" in Part I,
Item 1 of our 1999 Form 10-K. Partly in response to the litigation, EPA indicated it had not determined whether the Clean Air Act would supersede pre-existing binding agreements involving Four Corners and NGS. On May 5, 2000, the United States Court of Appeals for the District of Columbia upheld EPA's regulations on treatment of Indian Tribes in the same manner as states. However, the Court determined that the impact of this ruling on the pre-existing binding agreements involving Four Corners and NGS was not ripe for adjudication because EPA had not made a determination that the Clean Air Act superseded those agreements. We cannot currently predict the outcome of this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit No.       Description
     -----------       -----------
     12.1              Computation of Ratio of Earnings to Fixed Charges

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

     (b)  Reports on Form 8-K

     During the quarter ended March 31, 2000, and the period from April 1 through May 15, 2000, we did not file any reports on Form 8-K.

----------
(a) Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARIZONA PUBLIC SERVICE COMPANY
                                                  (Registrant)


Dated: May 15, 2000                     By: Michael V. Palmeri
                                            ------------------------------------
                                            Michael V. Palmeri
                                            Vice President, Finance
                                            (Principal Financial Officer
                                            and Officer Duly Authorized
                                            to sign this Report)