Form 10-Q
period 2000-06-30
ARIZONA PUBLIC SERVICE CO
filed 2000-08-14
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to _______________

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


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

               Number of shares of common stock, $2.50 par value,
                  outstanding as of August 14, 2000: 71,264,947

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

FERC - United States Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

ITC - Investment tax credit

MW - Megawatts

NGS - Navajo Generating Station

1999 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999

Settlement Agreement - APS' Settlement Agreement approved by the ACC in 1999

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

Salt River Project - Salt River Project Agricultural Improvement and Power District

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months
                                                             Ended June 30,
                                                         ----------------------
                                                            2000        1999
                                                         ---------    ---------
                                                         (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ..........................   $ 719,394    $ 511,434
                                                         ---------    ---------
FUEL EXPENSES:
  Fuel for electric generation .......................      73,808       58,283
  Purchased power ....................................     215,095       76,473
                                                         ---------    ---------
     Total ...........................................     288,903      134,756
                                                         ---------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ................     430,491      376,678
                                                         ---------    ---------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses .     104,583      106,434
  Depreciation and amortization ......................      96,526       96,533
  Income taxes .......................................      71,441       49,856
  Other taxes ........................................      25,596       25,352
                                                         ---------    ---------
     Total ...........................................     298,146      278,175
                                                         ---------    ---------
OPERATING INCOME .....................................     132,345       98,503
                                                         ---------    ---------

OTHER INCOME (DEDUCTIONS):
  Other - net ........................................      (1,940)      (1,485)
  Income taxes .......................................         801        7,227
                                                         ---------    ---------
     Total ...........................................      (1,139)       5,742
                                                         ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ....................     131,206      104,245
                                                         ---------    ---------
INTEREST DEDUCTIONS:
  Interest on long-term debt .........................      32,607       33,868
  Interest on short-term borrowings ..................       3,853        1,936
  Debt discount, premium and expense .................       1,575        1,912
  Capitalized interest ...............................      (2,680)      (3,013)
                                                         ---------    ---------
     Total ...........................................      35,355       34,703
                                                         ---------    ---------

EARNINGS FOR COMMON STOCK ............................   $  95,851    $  69,542
                                                         =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Six Months
                                                            Ended June 30,
                                                       ------------------------
                                                           2000         1999
                                                       -----------    ---------
                                                        (Thousands of Dollars)

ELECTRIC OPERATING REVENUES ........................   $ 1,165,375    $ 925,417
                                                       -----------    ---------
FUEL EXPENSES:
  Fuel for electric generation .....................       132,619      110,399
  Purchased power ..................................       282,048      124,703
                                                       -----------    ---------
     Total .........................................       414,667      235,102
                                                       -----------    ---------
OPERATING REVENUES LESS FUEL EXPENSES ..............       750,708      690,315
                                                       -----------    ---------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel expenses       213,111      206,696
  Depreciation and amortization ....................       192,473      192,672
  Income taxes .....................................        95,708       74,659
  Other taxes ......................................        50,977       50,829
                                                       -----------    ---------
     Total .........................................       552,269      524,856
                                                       -----------    ---------
OPERATING INCOME ...................................       198,439      165,459
                                                       -----------    ---------
OTHER INCOME (DEDUCTIONS):
  Other - net ......................................          (312)      (4,419)
  Income taxes .....................................           126       11,482
                                                       -----------    ---------
     Total .........................................          (186)       7,063
                                                       -----------    ---------
INCOME BEFORE INTEREST DEDUCTIONS ..................       198,253      172,522
                                                       -----------    ---------
INTEREST DEDUCTIONS:
  Interest on long-term debt .......................        65,945       67,424
  Interest on short-term borrowings ................         5,120        4,004
  Debt discount, premium and expense ...............         3,468        3,757
  Capitalized interest .............................        (4,906)      (5,999)
                                                       -----------    ---------
     Total .........................................        69,627       69,186
                                                       -----------    ---------

NET INCOME .........................................       128,626      103,336
PREFERRED STOCK DIVIDEND REQUIREMENTS ..............            --        1,016
                                                       -----------    ---------
EARNINGS FOR COMMON STOCK ..........................   $   128,626    $ 102,320
                                                       ===========    =========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Twelve Months
                                                           Ended June 30,
                                                    ---------------------------
                                                       2000            1999
                                                    -----------     -----------
                                                       (Thousands of Dollars)
ELECTRIC OPERATING REVENUES ....................    $ 2,532,755     $ 2,109,677
                                                    -----------     -----------
FUEL EXPENSES:
  Fuel for electric generation .................        266,069         241,604
  Purchased power ..............................        708,991         366,155
                                                    -----------     -----------
     Total .....................................        975,060         607,759
                                                    -----------     -----------
OPERATING REVENUES LESS FUEL EXPENSES ..........      1,557,695       1,501,918
                                                    -----------     -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel
   expenses.....................................        444,156         423,452
  Depreciation and amortization ................        381,858         384,433
  Income taxes .................................        213,064         202,469
  Other taxes ..................................         96,714         100,134
                                                    -----------     -----------
     Total .....................................      1,135,792       1,110,488
                                                    -----------     -----------
OPERATING INCOME ...............................        421,903         391,430
                                                    -----------     -----------
OTHER INCOME (DEDUCTIONS):
  Other - net ..................................         (7,430)        (11,807)
  Income taxes .................................         21,171          32,291
                                                    -----------     -----------
     Total .....................................         13,741          20,484
                                                    -----------     -----------
INCOME BEFORE INTEREST DEDUCTIONS ..............        435,644         411,914
                                                    -----------     -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt ...................        131,197         135,295
  Interest on short-term borrowings ............          9,388           8,425
  Debt discount, premium and expense ...........          7,034           7,470
  Capitalized interest .........................         (5,586)        (13,741)
                                                    -----------     -----------
     Total .....................................        142,033         137,449
                                                    -----------     -----------

INCOME BEFORE EXTRAORDINARY CHARGE .............        293,611         274,465

  Extraordinary charge - net of income
   taxes of $94,115.............................        139,885              --
                                                    -----------     -----------

NET INCOME .....................................        153,726         274,465
PREFERRED STOCK DIVIDEND REQUIREMENTS ..........             --           5,406
                                                    -----------     -----------
EARNINGS FOR COMMON STOCK ......................    $   153,726     $   269,059
                                                    ===========     ===========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)


                                                     June 30,       December 31,
                                                       2000             1999
                                                   -----------      -----------
                                                      (Thousands of Dollars)
UTILITY PLANT:
  Electric plant in service and held for
   future use ................................     $ 7,671,230      $ 7,545,575
  Less accumulated depreciation and
   amortization ..............................       3,139,302        3,026,041
                                                   -----------      -----------
     Total ...................................       4,531,928        4,519,534
  Construction work in progress ..............         195,770          184,764
  Nuclear fuel, net of amortization ..........          47,864           49,114
                                                   -----------      -----------
     Utility plant - net .....................       4,775,562        4,753,412
                                                   -----------      -----------

INVESTMENTS AND OTHER ASSETS .................         230,950          208,457
                                                   -----------      -----------
CURRENT ASSETS:
  Cash and cash equivalents ..................           8,172            7,477
  Accounts receivable:
     Service customers .......................         307,572          201,704
     Other ...................................          57,822           35,684
     Allowance for doubtful accounts .........          (1,566)          (1,538)
  Accrued utility revenues ...................         112,261           72,919
  Materials and supplies, at average cost ....          73,038           69,977
  Fossil fuel, at average cost ...............          18,727           21,869
  Deferred income taxes ......................           8,163            8,163
  Other ......................................          40,096           30,885
                                                   -----------      -----------
     Total current assets ....................         624,285          447,140
                                                   -----------      -----------
DEFERRED DEBITS:
  Regulatory assets ..........................         545,622          613,729
  Unamortized debt issue costs ...............          11,664           15,172
  Other ......................................          75,760           79,714
                                                   -----------      -----------
     Total deferred debits ...................         633,046          708,615
                                                   -----------      -----------

     TOTAL ...................................     $ 6,263,843      $ 6,117,624
                                                   ===========      ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                   LIABILITIES
                                   (Unaudited)


                                                        June 30,    December 31,
                                                          2000          1999
                                                       ----------   ------------
                                                        (Thousands of Dollars)
CAPITALIZATION:
  Common stock ......................................  $  178,162    $  178,162
  Additional paid-in capital ........................   1,246,804     1,246,804
  Retained earnings .................................     559,333       558,208
                                                       ----------    ----------
     Common stock equity ............................   1,984,299     1,983,174

  Long-term debt less current maturities ............   1,756,388     1,997,400
                                                       ----------    ----------
     Total capitalization ...........................   3,740,687     3,980,574
                                                       ----------    ----------
CURRENT LIABILITIES:
  Commercial paper ..................................     200,875        38,300
  Current maturities of long-term debt ..............     114,886       114,711
  Accounts payable ..................................     222,977       170,662
  Accrued taxes .....................................     189,552        62,858
  Accrued interest ..................................      31,361        32,299
  Common dividends payable ..........................      85,000            --
  Customer deposits .................................      25,016        24,682
  Other .............................................      34,095        26,248
                                                       ----------    ----------
     Total current liabilities ......................     903,762       469,760
                                                       ----------    ----------
DEFERRED CREDITS AND OTHER:
  Deferred income taxes .............................   1,143,153     1,178,085
  Unamortized gain - sale of utility plant ..........      70,924        73,212
  Customer advances for construction ................      40,409        38,150
  Other .............................................     364,908       377,843
                                                       ----------    ----------
     Total deferred credits and other ...............   1,619,394     1,667,290
                                                       ----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, and 9)

     TOTAL ..........................................  $6,263,843    $6,117,624
                                                       ==========    ==========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                          ---------------------
                                                           2000         1999
                                                          ---------   ---------
                                                         (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................ $ 128,626   $ 103,336
  Items not requiring cash:
    Depreciation and amortization .......................   192,473     192,672
    Nuclear fuel amortization ...........................    15,124      15,673
    Deferred income taxes - net .........................   (22,609)    (21,445)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ...........................  (127,978)     32,376
    Accrued utility revenues ............................   (39,342)    (30,306)
    Materials, supplies and fossil fuel .................        81      (5,653)
    Other current assets ................................    (9,211)     (3,952)
    Accounts payable ....................................    56,919     (17,952)
    Accrued taxes .......................................   126,694      89,322
    Accrued interest ....................................      (938)        991
    Other current liabilities ...........................     8,181      (2,416)
  Other - net ...........................................    (7,979)    (19,457)
                                                          ---------   ---------
       Net cash flow provided by operating activities....   320,041     333,189
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..................................  (189,401)   (153,730)
  Capitalized interest ..................................    (4,906)     (5,999)
  Other .................................................    (3,114)      1,172
                                                          ---------   ---------
       Net cash flow used for investing activities ......  (197,421)   (158,557)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt ........................................        --     142,952
  Short-term borrowings - net ...........................   162,575      45,120
  Dividends paid on common stock ........................   (42,500)    (42,500)
  Dividends paid on preferred stock .....................        --      (1,393)
  Repayment of preferred stock ..........................        --     (96,499)
  Repayment and reacquisition of long-term debt .........  (242,000)   (216,184)
                                                          ---------   ---------
        Net cash flow used for financing activities......  (121,925)   (168,504)
                                                          ---------   ---------

 Net increase in cash and cash equivalents ..............       695       6,128
 Cash and cash equivalents at beginning of period .......     7,477       5,558
                                                          ---------   ---------
 Cash and cash equivalents at end of period ............. $   8,172   $  11,686
                                                          =========   =========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (excluding capitalized interest) .......... $  64,470   $  64,233
     Income taxes ....................................... $      --   $   7,849

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Our unaudited condensed financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the extraordinary charge. We suggest that these Condensed Financial Statements and Notes to Condensed Financial Statements be read along with the Financial Statements and Notes to Financial Statements included in our 1999 10-K. We have reclassified certain prior year amounts to conform to the current year presentation.

2. Weather conditions and wholesale power marketing and trading activities can have significant impacts on our results for interim periods. For these and other reasons, results for interim periods do not necessarily represent results to be expected for the year.

3. We are a wholly owned subsidiary of Pinnacle West.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the six months ended June 30, 2000.

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

The Settlement Agreement was approved by the ACC in September 1999 (see Note 6 for a discussion of the agreement). Consequently, we have discontinued the application of SFAS No. 71 for our generation operations. This means that the generation assets were tested for impairment and the portion of regulatory assets deemed to be unrecoverable through ongoing regulated cash flows was eliminated. We determined that the generation assets were not impaired. A regulatory disallowance removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement during the third quarter of 1999. Prior to the Settlement Agreement, under the 1996 regulatory agreement (see Note 6), the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period ending June 30, 2004.

The regulatory assets to be recovered under the 1999 Settlement Agreement are now being amortized as follows (millions of dollars):

                                                     1/1 - 6/30
 1999       2000       2001       2002       2003       2004      Total
-----      -----      -----      -----      -----      -----      ----

$ 164      $ 158      $ 145      $ 115      $  86      $  18      $686

The majority of our regulatory assets relate to deferred income taxes and rate synchronization cost deferrals.

The condensed balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (thousands of dollars):

                                                    June 30,      December 31,
                                                      2000            1999
                                                   -----------     -----------

Electric plant in service & held for future use    $ 3,761,855     $ 3,770,234
Accumulated depreciation and amortization           (1,678,752)     (1,641,855)
Construction work in progress                           85,220          67,306
Nuclear fuel, net of amortization                       47,864          49,114

6. Regulatory Matters - Electric Industry Restructuring

STATE

SETTLEMENT AGREEMENT. On May 14, 1999, we entered into a comprehensive Settlement Agreement with various parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the Settlement Agreement, with some modifications. On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the Settlement Agreement. One of the parties questioned the authority of the ACC to approve the Settlement Agreement and both parties challenged several specific provisions of the Settlement Agreement. A decision on the appeals to the Settlement Agreement is not expected until later this year or next year.

The following are the major provisions of the Settlement Agreement, as approved:

     * We will reduce rates for standard offer service for customers with loads less than 3 megawatts in a series of annual retail electric price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million annually ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. Based on the price reduction authorized in the Settlement Agreement, there was a retail price decrease of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000. For customers having loads 3 megawatts or greater, standard offer rates will be reduced in varying annual increments that total 5% through 2002.

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

     * Prior to the Settlement Agreement, we were recovering substantially all of our regulatory assets through July 1, 2004, pursuant to the 1996 regulatory agreement. In addition, the Settlement Agreement states that we have demonstrated that our allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value. We will not be allowed to recover $183 million net present value of the above amounts. The Settlement Agreement provides that we will have the opportunity to recover $350 million net present value through a competitive transition charge
          (CTC) that will remain in effect through December 31, 2004, at which time it will terminate. Any over/under-recovery will be credited/ debited against the costs subject to recovery under the adjustment clause described above.

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

On July 12, 2000, a Maricopa County Superior Court judge issued a preliminary ruling in favor of the ACC and denied substantive challenges to the Rules that had been made by the electric cooperatives. However, he concluded that some of the Rules were invalid because of procedural deficiencies. Specifically, the judge concluded that several non-ratemaking Rules were required to be presented to the Arizona Attorney General for certification. Additionally, the judge determined that the Arizona Constitution requires the ACC to make findings regarding the fair value of property in Arizona of competitive electric service providers. We do not believe that the ruling affects the Settlement Agreement with the ACC. The Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to fair value of our property in the order approving our Settlement Agreement.

The ruling does not immediately affect the Rules. We expect that, in the next few weeks, the court will consider proposed forms of judgment which will establish the specific impact of the ruling. Although the ACC has not yet indicated what steps it intends to take after a judgment is issued, the ACC could appeal the ruling to the Court of Appeals or could elect to take corrective action to correct the procedural deficiencies identified in the judge's ruling. The cooperatives may also appeal the ruling. There is authority indicating that if the order is appealed by the ACC, it will be automatically stayed pending further judicial review. Certain other appeals of the Rules are still pending in the Maricopa County Superior Court. We believe that the court may rule on the remaining appeals later this year or next year.

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

1996 REGULATORY AGREEMENT. In April 1996, the ACC approved a regulatory agreement between the ACC Staff and us. Based on the price reduction formula authorized in the agreement, the ACC approved retail price decreases (approximate) as follows (millions of dollars):

          Annual Electric              Percentage
          Revenue Decrease              Decrease            Effective Date
          ----------------              --------            --------------

                $49                       3.4%               July 1, 1996
                $18                       1.2%               July 1, 1997
                $17                       1.1%               July 1, 1998
                $11                       0.7%               July 1, 1999 (a)

     (a) Included in the first rate reduction under the Settlement Agreement (see above).

The regulatory agreement also required the parent company to infuse $200 million of common equity into us in annual payments of $50 million from 1996 through 1999. All of these equity infusions were made by December 31, 1999.

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

Several electric utility industry restructuring bills have been introduced during the current congressional session. Several of these bills are written to allow consumers to choose their electricity suppliers beginning in 2000 and beyond. These bills, other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any comprehensive restructuring of the electric utility industry can occur.

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

8. Business Segments

We have two principal business segments (determined by products, services and regulatory environment) which consist of the transmission and distribution of electricity and wholesale power marketing and trading activities (delivery business segment) and the generation of electricity (generation business segment). We plan to move our wholesale power marketing and trading activities to Pinnacle West by the end of 2000. Eliminations primarily relate to intersegment sales of electricity. Segment information for the three, six and twelve months ended June 30, 2000 and 1999 is as follows (millions of dollars):

                                      3 Months Ended      6 Months Ended         12 Months Ended
                                         June 30,             June 30,               June 30,
                                     ---------------     -----------------     -------------------
                                     2000      1999       2000       1999       2000        1999
                                     -----     -----     -------     -----     -------     -------
Operating Revenues:
  Delivery                           $ 719     $ 511     $ 1,165     $ 925     $ 2,533     $ 2,110
  Generation                           249       220         428       396         886         877
  Eliminations                        (249)     (220)       (428)     (396)       (886)       (877)
                                     -----     -----     -------     -----     -------     -------
     Total                           $ 719     $ 511     $ 1,165     $ 925     $ 2,533     $ 2,110
                                     =====     =====     =======     =====     =======     =======
Earnings excluding Extraordinary
 Charge:
  Delivery                           $  55     $  34     $    80     $  55     $   172     $   144
  Generation                            41        36          49        47         122         125
                                     -----     -----     -------     -----     -------     -------
       Total                         $  96     $  70     $   129     $ 102     $   294     $   269
                                     =====     =====     =======     =====     =======     =======

                                 As of June 30,      As of December 31,
                                     2000                  1999
                                    ------                ------
Assets:
 Delivery                           $3,938                $3,796
 Generation                          2,326                 2,322
                                    ------                ------
     Total                          $6,264                $6,118
                                    ======                ======

9. Accounting Matters

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is effective for us in 2001. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. We are currently evaluating what impact this standard will have on our financial statements.

                         ARIZONA PUBLIC SERVICE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we explain our results of operations, general financial condition, and outlook including:

     *    the changes in our earnings for the periods presented

     *    the factors impacting our business, including competition

     *    the effects of regulatory decisions on our results and outlook

     *    our capital needs and resources and

     *    our management of market risks.

We are Arizona's largest electric utility, providing retail and wholesale electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. We also generate, sell, and deliver electricity to wholesale customers in the western United States.

We suggest this section be read along with the 1999 10-K. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we refer to specific "Notes" in the Notes to Condensed Financial Statements. These Notes add further details to the discussion.

OPERATING RESULTS

The following table summarizes our revenues and earnings for the three-month, six-month and twelve-month periods ended June 30, 2000 and 1999:

                              Periods ended June 30
                                   (Unaudited)
                             (Thousands of Dollars)

                                 Three Months            Six Months              Twelve Months
                             -------------------  --------------------  -------------------------
                               2000       1999       2000       1999       2000           1999
                             --------   --------  ----------  --------  ----------     ----------
Operating Revenues           $719,394   $511,434  $1,165,375  $925,417  $2,532,755     $2,109,677

Earnings for Common Stock    $ 95,851   $ 69,542  $  128,626  $102,320  $  153,726(1)  $  269,059

(1) The twelve months ended June 30, 2000 includes an extraordinary charge of $139,885 net of income taxes of $94,115.

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH THREE-MONTH PERIOD ENDED JUNE 30, 1999

Earnings for the three months ended June 30, 2000 were $96 million compared with $70 million for the same period in the prior year. Earnings increased for the three-month period primarily because of an increase in the profitability of wholesale power marketing and trading activities and increases in the number of customers and in the average amount of electricity used by customers. These positive factors more than offset decreases due to the effects of increased fuel and purchased power costs, the completion of the amortization of ITCs in 1999, and an electricity price reduction. See Note 6 for information on the price reduction. See "Income Taxes" below for a discussion of the ITC amortization.

Electric operating revenues increased $208 million because of:

     *    increased power marketing and trading revenues ($150 million)
     * increases in the number of customers and the average amount of electricity used by customers ($44 million)
     *    warmer weather impacts ($18 million) and
     *    miscellaneous factors ($3 million).

As mentioned above, these positive factors were partially offset by the effect of a reduction in retail electricity prices ($7 million).

The increase in power marketing and trading revenues resulted from higher prices and increased activity in the western U.S. wholesale power markets. The revenues were accompanied by an increase in purchased power and fuel expenses of $105 million.

Fuel and purchased power expenses were also higher because of higher retail sales volumes and increased fuel prices.

     OPERATING RESULTS - SIX-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 30, 1999

Earnings for the six months ended June 30, 2000 were $129 million compared with $102 million for the same period in the prior year. The increase primarily relates to an increase in the profitability of wholesale power marketing and trading activities, and increases in the number of customers and in the average amount of electricity used by customers. These positive factors more than offset decreases due to the effects of increased fuel and purchased power costs, the completion of the amortization of ITCs in 1999, an electricity price reduction, and higher utility operations and maintenance expense. See Note 6 for information on the price reduction. See "Income Taxes" below for a discussion of the ITC amortization.

Electric operating revenues increased $240 million because of:

     *    increased power marketing and trading revenues ($173 million)
     * increases in the number of customers and the average amount of electricity used by customers ($55 million)
     *    warmer weather impacts ($19 million) and
     *    miscellaneous factors ($6 million).

These positive factors were partially offset by the effect of a reduction in retail electricity prices ($13 million).

The increase in power marketing and trading revenues resulted from higher prices and increased activity in the western U.S. wholesale power markets. The revenues were accompanied by an increase in purchased power and fuel expenses of $129 million.

Fuel and purchased power expenses were also higher because of higher retail sales volumes and increased fuel prices.

Utility operations and maintenance expenses increased primarily because of higher costs related to customer growth.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH TWELVE-MONTH PERIOD ENDED JUNE 30, 1999

Earnings for the twelve months ended June 30, 2000 were $154 million compared with $269 million for the same period in the prior year. The decrease primarily relates to an extraordinary charge recorded in the third quarter of 1999, partially offset by higher income excluding the extraordinary charge.

The extraordinary charge related to a regulatory disallowance that resulted from our comprehensive Settlement Agreement that was approved by the ACC in September 1999. See Notes 5 and 6 for additional information about the regulatory disallowance and the Settlement Agreement.

Earnings excluding the extraordinary charge increased $25 million over the comparable prior period primarily because of increases in the number of customers and in the average amount of electricity used by customers, and an increase in the profitability of wholesale power marketing and trading activities. These positive factors more than offset decreases due to a reduction in retail electricity prices, higher utility operations and maintenance expense, and the completion of the amortization of ITCs in 1999. See Note 6 for information on the price reduction. See "Income Taxes" below for a discussion of the ITC amortization.

Electric operating revenues increased $423 million because of:

     *    increased power marketing and trading revenues ($338 million)
     * increases in the number of customers and the average amount of electricity used by customers ($94 million) and
     *    miscellaneous factors ($18 million).

These positive factors were partially offset by the effect of a reduction in retail prices ($27 million).

The increase in power marketing and trading revenues resulted primarily from increased activity in western U.S. wholesale power markets and higher prices. The revenues were accompanied by increases in purchased power and fuel expenses of $306 million.

Fuel and purchased power expenses were also higher because of higher retail sales volumes and increased fuel prices.

Utility operations and maintenance expenses increased primarily because of $16 million of non-recurring items recorded in the current twelve-month period, including a provision for certain environmental costs. Other increases primarily related to customer growth, power marketing costs, and technology related costs.

INCOME TAXES

As part of a 1994 rate settlement with the ACC, we accelerated amortization of substantially all deferred ITCs over a five-year period that ended on December 31, 1999. The ITC amortization decreased annual income tax expense by approximately $28 million. Beginning in 2000, no further benefits from these deferred ITCs will be reflected in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2000, we incurred approximately $181 million in capital expenditures, which is approximately 48% of the most recently estimated 2000 capital expenditures. Our projected capital expenditures for the next three years are $380 million in 2000; $395 million in 2001; and $373 in 2002. These amounts include about $30 - $35 million each year for nuclear fuel expenditures.

Our long-term debt redemption requirements, optional repayments on long-term debt, and payment obligations on a capitalized lease are: $354 million in 2000; $252 million in 2001; and $125 million in 2002. During the six months ended June 30, 2000, we redeemed approximately $242 million of our long-term debt with cash from operations and short-term borrowings. On August 7, 2000, we issued $300 million of our 7-5/8% Notes Due 2005.

In 2001 we will purchase Units 1, 2 and 3 of the West Phoenix Power Plant at the expiration of its lease term.

Although provisions in our first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that we may issue, we do not expect any of these provisions to limit our ability to meet our capital requirements.

COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

See Note 5 for a discussion of regulatory accounting. See Note 6 for a discussion of a Settlement Agreement related to the implementation of retail electric competition and to Arizona and federal legal and regulatory developments.

RATE MATTERS

See Note 6 for a discussion of a price reduction effective as of July 1, 2000, and for a discussion of a Settlement Agreement that will, among other things, result in five annual price reductions over a four-year period ending July 1, 2003.

FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements that involve risks and uncertainties. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. These risks and uncertainties include, but are not limited to, the ongoing restructuring of the electric industry;

the outcome of the regulatory proceedings relating to the restructuring; regulatory, tax, and environmental legislation; our ability to successfully compete outside traditional regulated markets; regional economic conditions, which could affect customer growth; the cost of debt and equity capital; weather variations affecting customer usage; successfully managing market risks; and technological developments in the electric industry.

These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

ITEM 3. MARKET RISKS

Our operations include managing market risks related to changes in commodity prices, interest rates, and investments held by the nuclear decommissioning trust fund.

We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage our risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into these derivative transactions to hedge purchases and sales of electricity, fuels and emissions allowances/credits. In addition, we engage in trading activities intended to profit from favorable movements of market prices.

As of June 30, 2000, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $53 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying physical exposures being hedged with the commodity derivative portfolio. We plan to move our wholesale power marketing and trading activities to Pinnacle West by the end of 2000.

We are exposed to credit losses in the event of non-performance or non-payment by counterparties. We use a credit management process to assess and monitor the financial exposure of counterparties. Despite the fact that the great majority of our trading counterparties are rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on earnings for a given period.

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     CONSTRUCTION AND FINANCING PROGRAMS

See "Liquidity and Capital Resources" in Part I, Item 2 of this report for a discussion of construction and financing programs of the Company.

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

See Note 6 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of competition and the rules regarding the introduction of retail electric competition in Arizona and a settlement agreement with the ACC.

     ENVIRONMENTAL MATTERS

     EPA Environmental Regulation - Clean Air Act

As previously reported, EPA's final National Ambient Air Quality Standards for ozone and particulate matter were challenged, and the court determined that EPA's promulgation of the standards violated the constitutional prohibition on delegation of legislative power. See "Environmental Matters--EPA Environmental Regulation--Clean Air Act" in Part I, Item 1 of the 1999 10-K. The court remanded the ozone and fine particulate standards and vacated the coarse particulate matter standard. The U.S. Supreme Court recently agreed to review these decisions. We cannot currently predict the outcome of this matter.

     Purported Navajo Environmental Regulation

In April 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. We believe that the regulations do not recognize that the Tribe did not intend to assert jurisdiction over Four Corners and NGS. On July 12, 2000, the Four Corners participants and the NGS participants each filed a petition with the Navajo Supreme Court for review of the operating permit regulations. We cannot currently predict the outcome of this matter.

As previously reported, in April 1999, we filed a Petition for Review of EPA's regulations regarding issuing Federal operating permits to cover stationary sources on Indian reservations. See "Environmental Matters--Purported Navajo Environmental Regulation" in Part I, Item 1 of the 1999 10-K. On June 29, 2000, at the request of the Court, we filed a motion to dismiss Four Corners from this petition on the grounds that the impact of the regulations on pre-existing binding agreements was not "ripe" for judicial resolution based on EPA's issuance of an official notice indicating that it had not yet determined whether the pre-existing binding agreements with Four Corners and NGS were abrogated by the Clean Air Act.

     WATER SUPPLY

As previously reported, we and other parties petitioned the U.S. Supreme Court for review of the decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. See "Water Supply" in
Item I, Part 1 of the 1999 10-K. This petition was denied, and the pending lower court litigation will continue.

     PURCHASED POWER AGREEMENTS

As previously reported, in September 1990, we entered into a thirty year agreement under which we and Pacificorp engage in a one-for-one seasonal capacity exchange. We are entitled to receive up to 480 MW of capacity from PacifiCorp during our summer peak season (through September 15). See "Generating Fuel and Purchased Power - Purchased Power Agreements" in Part I, Item 1 of the 1999 10-K. There is currently a dispute under the Long-Term Power Transaction Agreement (the "Agreement") relating to the value of power delivered to PacifiCorp under the Supplemental Energy provisions of the Agreement. As a result of the dispute, we understand that PacificCorp believes it is owed monies by us and, since August 8, 2000, has been withholding power due to us under the terms of Agreement. We believe PacificCorp is in breach of the Agreement, and the breach has been and is resulting in damage claims against PacifiCorp which are accruing daily in an amount dependent upon daily energy cost rates. The parties are currently attempting to resolve the dispute and no litigation or arbitration has been commenced.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit No.       Description
-----------       -----------

   27.1           Financial Data Schedule

In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

Exhibit No.   Description                    Originally Filed as Exhibit:    File No.(a)   Date Effective
-----------   -----------                    ----------------------------    --------      --------------
10.1          Articles of Incorporation      4.2 to Form S-3 Registration    1-4473          9-29-93
              restated as of May 25, 1988    Nos. 33-33910 and 33-55248
                                             by means of September 24,
                                             1993 Form 8-K Report

10.2          Bylaws, amended as of          3.1 to 1995 Form 10-K Report    1-4473          3-29-96
              February 20, 1996

10.3          Amendment No. 14 to the        10.4 to the Pinnacle West       1-8962          8-14-00
              ANPP Participation             June 30, 2000 Form
              Agreement                      10-Q Report

10.4          Pinnacle West Capital          99.2 to Pinnacle West's         1-8962          7-3-00
              Corporation and Arizona        Registration Statement on
              Public Service Company         Form S-8 No. 333-40796
              Directors' Retirement Plan
              (as Amended and Restated)

     (b) Reports on Form 8-K

     During the quarter ended June 30, 2000, and the period from July 1 through August 14, 2000, we filed the following reports on Form 8-K.

     Report dated July 12, 2000, relating to a preliminary ruling issued by a Maricopa County Superior Court judge on cross-motions for summary judgment in connection with lawsuits filed relating to the adoption or amendment of the retail electric competition rules.

     Report dated August 2, 2000 comprised of Exhibits to the Company's Registration Statements (Registration Nos. 333-58445 and 333-94277) relating to the Company's offering of $300 million of Notes.

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



                                        ARIZONA PUBLIC SERVICE COMPANY
                                        (Registrant)





Dated: August 14, 2000                  By: Michael V. Palmeri
                                            ------------------------------------
                                            Michael V. Palmeri
                                            Vice President, Finance
                                            (Principal Accounting Officer
                                            and Officer Duly Authorized
                                            to sign this Report)