Form 10-K405
period 2000-12-31
ARIZONA PUBLIC SERVICE CO
filed 2001-03-14
CIK 7286

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

                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     As of March 13, 2001, there were issued and outstanding 71,264,947 shares of the registrant's common stock, $2.50 par value, all of which were held beneficially and of record by Pinnacle West Capital Corporation.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I1(a) AND (b) AND IS THEREFORE FILING THIS DOCUMENT WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

GLOSSARY....................................................................   1

PART I
     Item 1.  Business......................................................   3
     Item 2.  Properties....................................................  15
     Item 3.  Legal Proceedings.............................................  19
     Item 4.  Submission of Matters to a Vote of Security Holders...........  19

PART II
     Item 5.  Market for Registrant's Common Stock and Related Security
              Holder Matters................................................  20
     Item 6.  Selected Financial Data.......................................  21
     Item 7.  Financial Review..............................................  22
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk....  32
     Item 8.  Financial Statements and Supplementary Data...................  33
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  69

PART III
     Item 10. Directors and Executive Officers of the Registrant............  69
     Item 11. Executive Compensation........................................  69
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management....................................................  69
     Item 13. Certain Relationships and Related Transactions................  69

PART IV
     Item 14. Exhibits, Financial Statements, Financial Statement Schedules,
              and Reports on Form 8-K.......................................  70

SIGNATURES..................................................................  94

                                    GLOSSARY


ACC -- Arizona Corporation Commission

ACC Staff -- Staff of the Arizona Corporation Commission

AFUDC -- Allowance for Funds Used During Construction

AISA -- Arizona Independent Scheduling Administrator

ANPP -- Arizona Nuclear Power Project, also known as Palo Verde

APS -- Arizona Public Service Company

Cholla -- Cholla Power Plant

Cholla 4 -- Unit 4 of the Cholla Power Plant

Citizens - Citizens Communication Company

Company -- Arizona Public Service Company

CPUC -- California Public Utility Commission

DIG -- Derivatives Implementation Group

DOE -- United States Department of Energy

EITF -- Emerging Issues Task Force

EPA -- United States Environmental Protection Agency

FASB -- Financial Accounting Standards Board

FERC -- United States Federal Energy Regulatory Commission

FIP -- Federal Implementation Plan

Four Corners -- Four Corners Power Plant

GAAP -- generally accepted accounting principles in the United States of America

ISO -- California Independent System Operator

ITC -- Investment tax credit

kW -- Kilowatt, one thousand watts

kWh -- Kilowatt-hour, one thousand watts per hour

MW -- Megawatt, one million watts

MWh -- Megawatt hours, one million watts per hour

1992 Energy Act -- National Energy Policy Act of 1992

NRC -- United States Nuclear Regulatory Commission

Nuclear Waste Act -- Nuclear Waste Policy Act of 1982, as amended

Palo Verde -- Palo Verde Nuclear Generating Station

PG&E -- PG&E Corp.

Pinnacle West -- Pinnacle West Capital Corporation, an Arizona corporation, the
                 Company's parent

PX -- California Power Exchange

RTO -- Regional Transmission Organization

Rules -- ACC retail electric competition rules

Salt River Project -- Salt River Project Agricultural Improvement and Power
                      District

SCE -- Southern California Edison

SEC -- United States Securities and Exchange Commission

SFAS -- Statement of Financial Accounting Standards

                                     PART I

                                ITEM 1. BUSINESS

     GENERAL

     We were incorporated in 1920 under the laws of Arizona and are Arizona's largest electric utility, with more than 850,000 customers. We provide wholesale or retail electric service to the entire state of Arizona, with the exception of Tucson and about one-half of the Phoenix area. We also generate and, directly or through Pinnacle West's power marketing division, sell and deliver electricity to wholesale customers in the western United States. During 2000, no single purchaser or user of energy accounted for more than 3.5% of total electric revenues.

     At December 31, 2000, we employed about 5,300 people, which includes employees assigned to joint projects where we are project manager. Our principal executive offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000).

     See Note 16 of Notes to Financial Statements in Item 8 for a discussion of our business segments.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements based on current expectations and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry; the outcome of regulatory and legislative proceedings relating to the restructuring; regional economic and market conditions, including the California energy situation, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; our ability to compete successfully outside traditional regulated markets (including the wholesale market); and technological developments in the electric industry.

REGULATION AND COMPETITION

     RETAIL

     The ACC regulates our retail electric rates and our issuance of securities. The ACC must also approve any transfer of our utility property and transactions between us and affiliated parties. See "Financial Review - Business Outlook - Competition and Industry Restructuring" in Item 7 and Note 3 of Notes to Financial Statements in Item 8 for a discussion of electric industry restructuring in Arizona, including our 1999 Settlement Agreement, the ACC retail electric competition rules, and the legal challenges to both the 1999 Settlement Agreement and the Rules.

     Although the Rules allow retail customers to have access to competitive providers of energy and energy services, we are the " provider of last resort" for standard offer customers under rates that have been approved by the ACC. These rates are fixed until July 1, 2004. The 1999 Settlement

Agreement allows us to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms, or material changes in our cost of service for ACC-regulated services resulting from federal, tribal, state or local laws, regulatory requirements, judicial decisions, actions or orders. Energy prices in the western wholesale market vary and, during the course of the last year, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in our current retail rates. We expect these market conditions to continue in 2001. We believe that our current generation portfolio has been adequately supplemented with power purchased through contracts and hedging techniques that limit exposure to the volatile spot wholesale power market. However, in the event of shortfalls due to unforeseen increases in load demand or generation outages, we may need to purchase additional supplemental power in the wholesale spot market. Unless we are able to obtain an adjustment of our rates under the 1999 Settlement Agreement, there can be no assurance that we would be able to fully recover the costs of this power.

     As discussed in "Financial Review - Electric Competition (Retail)" in Item 7 and in Note 3 of Notes to Financial Statements in Item 8, the 1999 Settlement Agreement authorizes us to transfer our competitive generation assets and services to one or more corporate affiliates no later than December 31, 2002. We intend to move our generation assets to Pinnacle West Energy within that timeframe. Following its receipt of these generation assets, Pinnacle West Energy expects to sell its power at wholesale to Pinnacle West's power marketing division (Power Marketing). Power Marketing, in turn, is expected to sell power to us and to non-affiliated power purchasers. We expect to meet fifty percent of our energy needs under a power purchase agreement with Power Marketing. As required by the Rules, we will acquire the remaining fifty percent of our energy needs through a competitive bid process in which Power Marketing may participate. We believe that these arrangements will allow us to manage our exposure to the wholesale power market during the period within which our rates are fixed, as discussed in the preceding paragraph.

     In addition to the introduction of competition pursuant to the 1999 Settlement Agreement and the Rules, we are subject to varying degrees of competition from other utilities in our region (such as Tucson Electric Power Company, Southwest Gas Corporation, and Citizens Communications Company) as well as cooperatives, municipalities, electrical districts, and similar types of governmental organizations (principally Salt River Project). We also face competition from low-cost hydroelectric power and parties that have access to preferential low-priced federal power and other subsidies. In addition, some customers, particularly industrial and large commercial customers, may own and operate facilities to generate their own electric energy requirements.

     WHOLESALE

     We compete with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy in the wholesale market. We expect competition in the wholesale market will remain vigorous. The FERC regulates rates for wholesale power sales and transmission services. During 2000, approximately 46% of our electric operating revenues resulted from such sales and services. We transferred the wholesale power marketing function to Pinnacle West during 2000.

     The 1992 Energy Act and the FERC's rulemaking activities have established the regulatory framework to open the wholesale energy market to competition. The 1992 Energy Act permits utilities to develop independent electric generating plants for sales to wholesale customers, and authorizes the FERC to order transmission access for third parties to transmission facilities owned by another entity. The 1992 Energy Act does not, however, permit the FERC to require transmission access to retail customers. Open-access transmission for wholesale customers provides energy suppliers, including us, with opportunities to sell and deliver electricity at market-based prices.

     On December 20, 1999, the FERC issued its Order No. 2000 regarding Regional Transmission Organizations (RTO). In its order, the FERC stressed the voluntary nature of RTO participation by utilities and set minimum characteristics and functions that must be met by utilities that participate in RTOs. The order provides for an open, flexible structure for RTOs to meet the needs of the market, and provides for the possibility of incentive ratemaking and other benefits for utilities that participate in an RTO.

     The characteristics for an acceptable RTO include independence from market participants, operational control over a region large enough to support efficient and nondiscriminatory markets, and exclusive authority to maintain short-term reliability. As required by the FERC order, we, along with several neighboring transmission owners located in the southwestern United States, filed a report with the FERC on October 16, 2000 that detailed the progress in establishing an RTO that would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. We expect that Desert STAR, the non-profit corporation named in the filing, will make additional filings with the FERC in the near future to establish itself as an RTO for the region.

     See "Financial Review - Business Outlook - California Energy Market Issues" in Item 7 for a discussion of the energy situation in California.

     The ACC retail electric competition rules require the formation and implementation of an Arizona Independent Scheduling Administrator Association. The AISA is anticipated to be a temporary organization until the formation and implementation of an independent system operator or RTO. We, as an "Affected Utility" under the Rules, participated in the creation of the AISA. Recently, the board of AISA approved a set of operating protocols that have been filed with the FERC. The operating protocols were partially rejected and the remainder are currently under review.

     See "Financial Review - Business Outlook - Competition and Industry Restructuring" in Item 7 and Note 3 of Notes to Financial Statements in Item 8 for additional information about the ACC Rules and the legal challenges to the Rules.

     REGULATORY ASSETS

     Our major regulatory assets are deferred income taxes and rate synchronization cost deferrals. As a result of our 1999 Settlement Agreement, we discontinued the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," for our generation operations. As a result, we tested the generation assets for impairment and determined that the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, we reported a regulatory disallowance ($140 million after income taxes) as an extraordinary charge on the 1999 income statement. Prior to the 1999 Settlement Agreement, under a 1996 regulatory agreement, the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004. The regulatory assets to be recovered under the 1999 Settlement Agreement are being amortized pursuant to a revised amortization schedule. See Notes 1, 3, and 9 of Notes to Financial Statements in Item 8 for additional information.

GENERATING FUEL AND PURCHASED POWER

     2000 ENERGY MIX

     Our sources of energy during 2000 were: purchased power - 46.0% (approximately 88% of which was for wholesale power operations); coal - 27.9%; nuclear - 19.8%; gas - 6.0%; and other (including oil, hydro and solar) - 0.3%.

     COAL SUPPLY

     CHOLLA We purchase most of Cholla's coal requirements from a coal supplier who mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government, and private landholders. Cholla has sufficient coal under current contracts to ensure a reliable fuel supply through 2005. We purchase a portion of Cholla's coal requirements on the spot market to take advantage of competitive pricing options. Following expiration of current contracts, we believe that numerous competitive fuel supply options will exist to ensure continuous plant operation. We expect the current supplier to continue to provide most of Cholla's low sulfur coal requirements through the current contract. We believe that there are sufficient reserves of low sulfur coal available from other suppliers to ensure the continued operation of Cholla for its useful life.

     FOUR CORNERS We purchase all of Four Corners' coal requirements from a coal supplier with a long-term lease of coal reserves owned by the Navajo Nation. Four Corners is under contract for coal through 2004, with options to extend the contract through the plant site lease expiration in 2017. The Four Corners lease waives, until July 2001, the requirement that we and our fuel supplier pay certain taxes to the Navajo Nation. The coal supplier currently pays a possessory interest tax to the Navajo Nation, which is reimbursed by the Four Corners participants. The coal supplier, the Navajo Nation, and the Four Corners participants agreed to investigate alternative contractual arrangements and business relationships before the expiration of tax waivers in an effort to permit the electricity generated at Four Corners to be priced competitively. We anticipate that the Navajo Nation will levy additional taxes upon the expiration of the tax waivers; however, we cannot currently predict the outcome of this matter or the amount of any additional taxes.

     NAVAJO GENERATING STATION The Navajo Generating Station's coal requirements are purchased from a supplier with long-term leases from the Navajo Nation and the Hopi Tribe. The Navajo Generating Station is under contract with its coal supplier through 2011, with options to extend through the plant site lease expiration in 2019. The Navajo Generating Station lease waives certain taxes through the lease expiration in 2019. The lease provides for the potential to renegotiate the coal royalty in 2007 and 2017, which may impact the fuel price.

     See "Properties - Accredited Capacity" in Item 2 for information about our ownership interest in Cholla, Four Corners, and the Navajo Generating Station. See Note 12 of Notes to Financial Statements in Item 8 for information regarding our coal mine reclamation obligations.

     NATURAL GAS SUPPLY

     We purchase the majority of our natural gas requirements under contracts with a number of natural gas suppliers. Our natural gas supply is transported pursuant to a firm transportation service contract with El Paso Natural Gas Company. We continue to analyze the market to determine the most favorable source and method of meeting our natural gas requirements.

     NUCLEAR FUEL SUPPLY

     The fuel cycle for Palo Verde is comprised of the following stages:

     *    mining and milling of uranium ore to produce uranium concentrates;
     *    conversion of uranium concentrates to uranium hexafluoride;
     *    enrichment of uranium hexafluoride;
     *    fabrication of fuel assemblies;
     *    utilization of fuel assemblies in reactors; and
     *    storage and disposal of spent fuel.

     The Palo Verde participants have made contractual arrangements to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 2002. Spot purchases on the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contractual options. Existing uranium concentrates contracts and options could be utilized to meet approximately:

     *    77% of requirements in 2003;
     *    77% of requirements in 2004;
     *    44% of requirements in 2005 through 2007; and
     *    16% of requirements in 2008 and beyond.

     The Palo Verde participants have contracts and options for uranium conversion services that could be utilized to meet approximately:

     *    75% of requirements in 2001; and
     *    80% of requirements in 2002.

     The Palo Verde participants have an enrichment services contract and an enriched uranium product contract that furnish enrichment services required for the operation of the three Palo Verde units through 2003. In addition, existing contracts will provide fuel assembly fabrication services until at least 2015 for each Palo Verde unit.

     We are currently pursuing several offers to procure the uranium, conversion services and the enrichment services components of nuclear fuel to meet all of Palo Verde's requirements through 2008.

     SPENT NUCLEAR FUEL AND WASTE DISPOSAL Pursuant to the Nuclear Waste Act, the DOE must accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. The NRC requires operators of nuclear power reactors to enter into spent fuel disposal contracts with the DOE. Under the Nuclear Waste Act, the DOE was to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998. The DOE has announced that such a permanent repository cannot be completed before 2010, and that it does not intend to begin accepting spent fuel prior to that date.

     In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision precluding the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision, a number of utilities filed damages lawsuits against DOE in the Court of Federal Claims. In decisions that became final in December 2000, the United States Court of Appeals for the Federal Circuit held that utilities do not have to exhaust the DOE administrative claims before filing lawsuits for damages against the DOE in the Court of Federal Claims.

     Bills have been introduced in prior sessions of the U.S. Congress contemplating the construction of a central interim storage facility, but no bill has been enacted into law. We cannot currently predict what steps will be taken in this area by the current Congress and the Administration.

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

     We have existing fuel storage pools at Palo Verde and are in the process of completing construction of a new facility for on-site dry storage of spent fuel. With the existing storage pools and the addition of the new facility, we believe that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the operating license for each Palo Verde unit. See "Palo Verde Nuclear Generating Station" in Note 12 of Notes to Financial Statements in Item 8 for a discussion of interim spent fuel storage costs.

     Although some low-level waste has been stored on-site in a low-level waste facility, we are currently shipping low-level waste to off-site facilities. We currently believe that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

     We believe that scientific and financial aspects of the issues of spent fuel and low-level waste storage and disposal can be resolved satisfactorily. However, we also acknowledge that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which we are less able to predict. We expect to vigorously protect and pursue our rights related to this matter.

PURCHASED POWER AGREEMENTS

     In addition to that available from our own generating capacity (see "Properties" in Item 2), we purchase electricity under various arrangements. One of the most important of these is a long-term contract with Salt River Project. The amount of electricity available to us is based in large part on customer demand within certain areas now served by us pursuant to a related territorial agreement. The generating capacity available to us pursuant to the contract was 322 MW from January through May 2000, and starting June 2000, it changed to 329 MW. In 2000, we received approximately 1,422,000 MWh of energy under the contract and paid about $76.7 million for capacity availability and energy received. This contract may be canceled by Salt River Project on three years' notice, given no earlier than December 31, 2003. We may also cancel this contract on five years' notice, given no earlier than December 31, 2006.

     In September 1990, we entered into a thirty-year seasonal capacity exchange agreement with PacifiCorp. Under this agreement, we receive electricity from PacifiCorp during the summer peak season (from May 15 to September 15) and we return electricity to PacifiCorp during the winter season (from October 15 to February 15). Until 2020, PacifiCorp and APS each has 480 MW per hour of capacity and a related amount of energy available to it under the agreement for our respective seasons. In 2000, we received approximately 396,000 MWh of energy under the capacity exchange. We must also make additional offers of energy to PacifiCorp each year through October 31, 2020. Pursuant to this requirement, during 2000, PacifiCorp received offers of 865,800 MWh and purchased about 218,000 MWh.

CONSTRUCTION PROGRAM

     During the years 1998 through 2000, we incurred approximately $1.2 billion in capital expenditures. Our capital expenditures for the years 2001 through 2003 are expected to be primarily for expanding transmission and distribution capabilities to meet growing customer needs, upgrading existing utility property, and for environmental purposes. Our capital expenditures, including expenditures for environmental control facilities, for the years 2001 through 2003 have been estimated as follows:

                              (DOLLARS IN MILLIONS)

               BY YEAR                              BY MAJOR FACILITIES
-------------------------------------      -------------------------------------
2001                           $  455      Production                     $  226
2002                              401      Transmission and Distribution     924
2003                              294                                     ------
                               ------      Total                          $1,150
Total                          $1,150                                     ======
                               ======

     The amounts for 2001 through 2003 exclude capitalized interest costs and include capitalized property taxes and about $30-$35 million annually (except
2003) for nuclear fuel. We conduct a continuing review of our construction program. See "Financial Review - Capital Needs and Resources" in Item 7 for additional information.

MORTGAGE REPLACEMENT FUND REQUIREMENTS

     So long as any of our first mortgage bonds are outstanding, we are required for each calendar year to deposit with the trustee under our mortgage cash in a formularized amount related to net additions to our mortgaged utility plant. We may satisfy all or any part of this "replacement fund" requirement by using redeemed or retired bonds, net property additions, or property retirements. For 2000, the replacement fund requirement amounted to approximately $149 million. Certain of the bonds we have issued under the mortgage that are callable prior to maturity are redeemable at their par value plus accrued interest with cash we deposit in the replacement fund. These call provisions are subject in many cases to a period of time after the original issuance of the bonds during which they may not be so redeemed.

ENVIRONMENTAL MATTERS

     EPA ENVIRONMENTAL REGULATION

     CLEAN AIR ACT We are subject to a number of requirements under the Clean Air Act. The Clean Air Act addresses, among other things:

     *    "acid rain";
     *    visibility in certain specified areas;
     *    hazardous air pollutants; and
     *    areas that have not attained national ambient air quality standards.

     With respect to "acid rain," the Clean Air Act establishes a system of sulfur dioxide emissions "allowances" to offset each ton of sulfur dioxide emitted by affected power plants. Based on EPA allowance allocations, we will have sufficient allowances to permit continued operation of our plants at current levels without installing additional equipment. The Clean Air Act also requires the EPA to set nitrogen oxides emissions limitations for certain coal-fired units. The EPA rule allows emissions from all units within a plant to be averaged to demonstrate compliance with the emission limitation. Currently, nitrogen oxides emissions from all of our units are within the limitations specified under the EPA's rules. We do not currently expect this rule to have a material impact on our financial position, results of operations, or liquidity.

     The Clean Air Act requires the EPA to establish a Grand Canyon Visibility Transport Commission to complete a study on visibility impairment in sixteen "Class I Areas" (large national parks and wilderness areas) on the Colorado Plateau. The Navajo Generating Station, Cholla, and Four Corners are located near several Class I Areas on the Colorado Plateau. The Visibility Commission completed its study and on June 10, 1996 submitted its final recommendations to the EPA.

     On April 22, 1999, the EPA announced final regional haze rules. These new regulations require states to submit, by 2008, implementation plans to eliminate all man-made emissions causing visibility impairment in certain specified areas, including Class I Areas in the Colorado Plateau. The 2008 implementation plans must also include consideration and potential application of best available retrofit technology for major stationary sources which came into operation between August 1962 and August 1977, such as the Navajo Generating Station, Cholla, and Four Corners.

     The rules allow the nine western states and tribes that participated in the Visibility Commission process to follow an alternate implementation plan and schedule for the Class I Areas considered by the Visibility Commission. Under this option, those states and tribes would submit implementation plans by 2003, which would incorporate certain regional sulfur dioxide emissions milestones for the years 2003, 2008, 2013, and 2018 (which includes the application of best available retrofit technology). If the regional emissions in those years were within those milestones, there would be no further emission reduction requirements, and if they were exceeded, then an emission trading program would be implemented to maintain the emissions within those milestones.

     The EPA is currently reviewing an "Annex" to the Visibility Commission recommendations that specifies the regional sulfur dioxide emission milestones. The EPA's approval of the Annex would allow the Visibility Commission states and tribes to pursue the alternate implementation of the regional haze rules through 2018. Any states and tribes that implement this option would have to submit revised implementation plans in 2008 to address visibility in those Class I Areas which were not included in the Visibility Commission process. Because the Annex is not final and Arizona and the Navajo Nation have the discretion to choose between the national or the alternate options, the actual impact on us cannot be determined at this time.

     In July 1997, the EPA promulgated final National Ambient Air Quality Standards for ozone and particulate matter. Pursuant to these rules, the ozone standard is more stringent and a new ambient standard for very fine particles has been established. Congress has enacted legislation that could delay the implementation of regional haze requirements and the particulate matter ambient standard; however, the legislation does not preclude the Visibility Commission states and tribes from implementing the alternate regional haze rules discussed above. A federal court determined that the EPA's promulgation of the National Ambient Air Quality Standards violated the constitutional prohibition on delegation of legislative power. The court remanded the ozone standard, vacated the particulate matter standard, and invited the parties that challenged the standards to brief the court on vacating or remanding the very fine particulates standard. On February 27, 2001, the U.S. Supreme Court overruled the federal court's ruling. The Court further held that the EPA could not consider the cost of reducing harmful emissions when setting air quality standards. However, the Court found the EPA implementation policy for the revised ozone standards to be unlawful, and remanded this issue for consideration along with the other preserved challenges to the National Ambient Air Quality Standards. Because the actual level of emissions controls, if any, for any unit cannot be determined at this time, we currently cannot estimate the capital expenditures, if any, which would result from the final rules. However, we do not currently expect these rules to have a material adverse effect on our financial position, results of operations, or liquidity.

     With respect to hazardous air pollutants emitted by electric utility steam generating units, the EPA recently determined that mercury emissions and other hazardous air pollutants from coal and oil-fired power plants will be regulated. We expect that the EPA will propose specific rules for this purpose in 2003 and finalize them by 2004, with compliance required by 2008. Because the ultimate requirements that the EPA may impose are not yet known, we cannot currently estimate the capital expenditures, if any, which may be required.

     Certain aspects of the Clean Air Act may require us to make related expenditures, such as permit fees. We do not expect any of these expenditures to have a material impact on our financial position, results of operations, or liquidity.

     FEDERAL IMPLEMENTATION PLAN In September 1999, the EPA proposed a FIP to set air quality standards at certain power plants, including the Navajo Generating Station and Four Corners. The comment period on this proposal ended in November 1999. The FIP is similar to current Arizona regulation of the Navajo Generating Station and New Mexico regulation of Four Corners, with minor modifications. We do not currently expect the FIP to have a material impact on our financial position, results of operations, or liquidity.

     SUPERFUND The Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) establishes liability for the cleanup of hazardous substances found contaminating the soil, water, or air. Those who generated, transported, or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties. PRPs may be strictly, and often jointly and severally, liable for the cost of any necessary remediation of the substances. The EPA had previously advised us that the EPA considers us to be a PRP in the Indian Bend Wash Superfund Site, South Area. Our Ocotillo Power Plant is located in this area. We are in the process of conducting an investigation to determine the extent and scope of contamination at the plant site. Based on the information to date, including available insurance coverage and an EPA estimate of cleanup costs, we do not expect this matter to have a material impact on our financial position, results of operations, or liquidity.

     MANUFACTURED GAS PLANT SITES We are currently investigating properties which we now own or which were at one time owned by us or our corporate predecessors, that were at one time sites of, or sites associated with, manufactured gas plants. The purpose of this investigation is to determine if:

     *    waste materials are present;
     *    such materials constitute an environmental or health risk; and
     *    we have any responsibility for remedial action.

     Where appropriate, we have begun remediation of certain of these sites. We do not expect these matters to have a material adverse effect on our financial position, results of operations, or liquidity.

     PURPORTED NAVAJO ENVIRONMENTAL REGULATION

     Four Corners and the Navajo Generating Station are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Nation. We are the Four Corners operating agent. We own a 100% interest in Four Corners Units 1, 2, and 3, and a 15% interest in Four Corners Units 4 and 5. We own a 14% interest in Navajo Generating Station Units 1, 2, and 3.

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the Acts). Pursuant to the Acts, the Navajo Nation Environmental Protection Agency is authorized to promulgate regulations covering air quality, drinking water, and pesticide activities, including those that occur at Four Corners and the Navajo Generating Station. By separate letters dated October 12 and October 13, 1995, the Four Corners participants and the Navajo Generating Station participants requested the United States Secretary of the Interior to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operations of Four Corners and the Navajo Generating Station. On October 17, 1995, the Four Corners participants and the Navajo Generating Station participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that:

     * their respective leases and federal easements preclude the application of the Acts to the operations of Four Corners and the Navajo Generating Station; and

     * the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners and the Navajo Generating Station.

     On October 18, 1995, the Navajo Nation and the Four Corners and Navajo Generating Station participants agreed to indefinitely stay these proceedings so that the parties may attempt to resolve the dispute without litigation. The Secretary and the Court have stayed these proceedings pursuant to a request by the parties. We cannot currently predict the outcome of this matter.

     In February 1998, the EPA promulgated regulations specifying those provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states. The EPA indicated that it believes that the Clean Air Act generally would supersede pre-existing binding agreements that may limit the scope of tribal authority over reservations. On April 10, 1998, we filed a Petition for Review in the United States Court of Appeals for the District of Columbia. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 98-1196. On February 19, 1999, the EPA promulgated regulations setting forth the EPA's approach to issuing Federal operating permits to covered stationary sources on Indian reservations. On April 15, 1999, we filed a Petition for Review in the United States Court of Appeals for the District of Columbia. ARIZONA PUBLIC SERVICE COMPANY V. UNITED STATES ENVIRONMENTAL PROTECTION AGENCY, No. 99-1146. After the litigation was filed, the EPA indicated it had not determined whether the Clean Air Act would supersede pre-existing binding agreements involving Four Corners and the Navajo Generating Station. On May 5, 2000, the United States Court of Appeals for the District of Columbia upheld the EPA's regulations on treatment of Indian tribes in the same manner as states. However, the Court determined that the impact of this ruling on the pre-existing binding agreements involving Four Corners and the Navajo Generating Station was not ripe for adjudication because the EPA had not made a determination that the Clean Air Act superseded those agreements. On June 29, 2000, at the request of the Court, we filed a motion to dismiss Four Corners from this petition on the grounds that the impact of the regulations on pre-existing binding agreements was not "ripe" for judicial resolution based on the EPA's issuance of an official notice indicating that it had not yet determined whether the pre-existing binding agreements with Four Corners and Navajo Generating Station were abrogated by the Clean Air Act. The Court ultimately dismissed Four Corners on these grounds.

     In April 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. We believe that the regulations fail to recognize that the Tribe did not intend to assert jurisdiction over Four Corners and the Navajo Generating Station. On July 12, 2000, the Four Corners participants and the Navajo Generating Station participants each filed a petition with the Navajo Supreme Court for review of the operating permit regulations. We cannot currently predict the outcome of this matter.

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

     A summons served on us in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE GILA RIVER SYSTEM AND SOURCE, Supreme Court Nos. WC-79-0001 through WC 79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons. Our rights and the rights of the Palo Verde participants to the use of groundwater and effluent at Palo Verde are potentially at issue in this action. As project manager of Palo Verde, we filed claims that dispute the court's jurisdiction over the Palo Verde participants' groundwater rights and their contractual rights to effluent relating to Palo Verde. Alternatively, we seek confirmation of such rights. Three of our other power plants are also located within the geographic area subject to the summons. Our claims dispute the court's jurisdiction over our groundwater rights with respect to these plants. Alternatively, we seek confirmation of such rights. The Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. We and other parties petitioned the U.S. Supreme Court for review of this decision and the petition was denied. In addition, the Arizona Supreme Court issued a decision affirming the lower court's criteria for solving groundwater claims. We and other parties filed motions for reconsideration on one aspect of that decision. Those motions have been denied by the Arizona Supreme Court. Litigation on both of these issues will continue in the trial court. No trial date concerning APS' water rights claims has been set in this matter.

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

                               ITEM 2. PROPERTIES

ACCREDITED CAPACITY

Our present generating facilities have an accredited capacity as follows:

                                                                  Capacity(kW)
                                                                   ----------
Coal:
  Units 1, 2, and 3 at Four Corners.............................      560,000
  15% owned Units 4 and 5 at Four Corners.......................      222,000
  Units 1, 2, and 3 at Cholla Plant.............................      615,000
  14% owned Units 1, 2, and 3 at the Navajo Plant...............      315,000
                                                                   ----------

                                                                    1,712,000
Gas or Oil:
  Two steam units at Ocotillo and two steam units at Saguaro....      435,000(1)
  Eleven combustion turbine units...............................      493,000
  Three combined cycle units....................................      255,000
                                                                   ----------

                                                                    1,183,000
Nuclear:
  29.1% owned or leased Units 1, 2, and 3 at Palo Verde.........    1,086,300
                                                                   ----------

Hydro and Solar.................................................        6,000
                                                                   ----------

  Total                                                             3,987,300
                                                                   ==========

----------
(1) West Phoenix steam units (108,300 kW) are currently mothballed, but are expected to be back in service by summer 2001.

RESERVE MARGIN

     Our 2000 peak one-hour demand on its electric system was recorded on July 25, 2000 at 5,478,500 kW, compared to the 1999 peak of 4,934,700 kW recorded on August 24. Taking into account additional capacity then available to us under long-term purchase power contracts as well as our own generating capacity, our capability of meeting system demand on July 25, 2000, amounted to 4,774,600 kW, for an installed reserve margin of (15.3%). The power actually available to us from our resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 2000 peak amounted to 3,501,600 kW, for a margin of (27.5%). Firm purchases, including short-term seasonal purchases, totaling 2,238,000 kW were in place at the time of the peak ensuring the ability to meet the load requirement, with an actual reserve margin of 6.4%.

     See "Business - Purchased Power Agreements" in Item 1 for information about certain of our long-term power agreements.

PLANT SITES LEASED FROM NAVAJO NATION

     The Navajo Generating Station and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. These are long term agreements with options to extend, and we do not believe that the risk with respect to enforcement of these easements and leases is material. The majority of coal contracted for use in these plants and certain associated transmission lines are also located on Indian reservations. See "Generating Fuel and Purchased Power ___ Coal Supply" in Item 1.

     See "Generating Fuel and Purchased Power - Coal Supply" in Item 1 for a discussion of changes in the amount of royalty payments and expiration of tax waivers under the Navajo Generating Station and Four Corners leases.

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

     NUCLEAR DECOMMISSIONING COSTS

     NRC rules on financial assurance requirements for the decommissioning of nuclear power plants provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge." Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on the external sinking fund mechanism are not met. We currently rely on the external sinking fund mechanism to meet the NRC financial assurance requirements for our interests in Palo Verde Units 1, 2, and 3. The decommissioning costs of Palo Verde Units 1, 2, and 3 are currently included in ACC jurisdictional rates. ACC retail electric competition rules provide that decommissioning costs would be recovered through a non-bypassable "system benefits" charge, which would allow us to maintain our external sinking fund mechanism. See Note 13 of Notes to Financial Statements in
Item 8 for additional information about our nuclear decommissioning costs. See "Financial Review - Business Outlook - Competition and Industry Restructuring" in Item 7 and Note 3 of Notes to Financial Statements in Item 8 for additional information about the ACC retail electric competition rules and the legal challenges to these rules.

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

                            ITEM 3. LEGAL PROCEEDINGS

     In June 1999, the Navajo Nation served Salt River Project with a lawsuit naming Salt River Project, several Peabody Coal Company entities, Southern California Edison Company and other defendants, and citing various claims in connection with the renegotiations of the coal royalty and lease agreements under which Peabody mines coal for Navajo Generating Station and the Mohave Generating Station. THE NAVAJO NATION V. PEABODY HOLDING COMPANY, INC., ET AL., UNITED STATES DISTRICT COURT FOR THE DISTRICT OF COLUMBIA, CA-99-0469-EGS. We are a 14% owner of the Navajo Generating Station, which Salt River Project operates. The suit alleges, among other things, that the defendants obtained a favorable coal royalty rate by improperly influencing the outcome of a federal administrative process under which the royalty rate was to be adjusted. The suit seeks $600 million in damages, treble damages, punitive damages of not less than $1 billion, and the ejection of defendants "from all possessory interests and Navajo Tribal lands" arising out of the [primary coal lease]. Salt River Project has advised us that it denies all charges and will vigorously defend itself. Because the litigation is in preliminary stages, we cannot currently predict the outcome of this matter.

     See "Environmental Matters" and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes. See Note 3 of Notes to Financial Statements in Item 8 for a discussion of competition and the ACC retail electric competition rules and related litigation. In December 1999, we filed a lawsuit to protect our legal rights regarding the rules, and in the complaint we asked the Court for (i) a judgment vacating the retail electric competition rules, (ii) a declaratory judgment that the rules are unlawful because, among other things, they were entered into without proper legal authorization, and (iii) a permanent injunction barring the ACC from enforcing or implementing the rules and from promulgating any other regulations without lawful authority. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV 99-21907. On August 28, 1998, we filed two lawsuits to protect our legal rights under the stranded cost order and in our complaints we asked the Court to vacate and set aside the order. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV 98-15728. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, 1-CA-CC-98-0008.

We are a party to a power service agreement with Citizens Communications Company under which we supply Citizens with power. By letter dated March 7, 2001, Citizens advised us that it believes we have overcharged Citizens by over $50 million under the agreement since the summer of 2000. We believe that our charges to Citizens under the agreement are fully in accordance with the terms of the agreement and we will vigorously defend any contrary claims raised by Citizens.

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

     The chart below sets forth the dividends declared on the Company's common stock for each of the four quarters for 2000 and 1999.

                             COMMON STOCK DIVIDENDS
                             (DOLLARS IN THOUSANDS)

       QUARTER                                  2000                 1999
       -------                                 -------              -------
     1st Quarter                               $42,500              $42,500
     2nd Quarter                                42,500               42,500
     3rd Quarter                                42,500               42,500
     4th Quarter                                42,500               42,500

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

                         ITEM 6. SELECTED FINANCIAL DATA

                                                    2000           1999          1998          1997          1996
                                                 -----------    -----------   -----------   -----------   -----------
                                                                        (Dollars in Thousands)
Electric operating revenues ..................   $ 3,480,252    $ 2,292,798   $ 2,006,398   $ 1,878,553   $ 1,718,272
Fuel and purchased power .....................     1,880,729        795,494       545,297       443,571       329,489
Operating expenses ...........................     1,148,628      1,108,380     1,090,290     1,063,157     1,023,575
                                                 -----------    -----------   -----------   -----------   -----------
  Operating income ...........................       450,895        388,924       370,811       371,825       365,208
Other income/(expense) .......................        (6,412)        20,990        20,448        21,586        35,217
Interest deductions -- net ...................       137,889        141,592       136,012       141,918       156,954
                                                 -----------    -----------   -----------   -----------   -----------
  Income before extraordinary charge .........       306,594        268,322       255,247       251,493       243,471
  Extraordinary charge - net of tax ..........            --        139,885            --            --            --
                                                 -----------    -----------   -----------   -----------   -----------
  Net income .................................       306,594        128,437       255,247       251,493       243,471
  Preferred dividends ........................            --          1,016         9,703        12,803        17,092
                                                 -----------    -----------   -----------   -----------   -----------

  Earnings for common stock ..................   $   306,594    $   127,421   $   245,544   $   238,690   $   226,379
                                                 ===========    ===========   ===========   ===========   ===========

Total Assets .................................   $ 6,399,715    $ 6,117,624   $ 6,393,299   $ 6,331,142   $ 6,423,222
                                                 ===========    ===========   ===========   ===========   ===========

Capital Structure:
  Common stock equity ........................   $ 2,119,768    $ 1,983,174   $ 1,975,755   $ 1,849,324   $ 1,729,390
  Non-redeemable preferred stock .............            --             --        85,840       142,051       165,673
  Redeemable preferred stock .................            --             --         9,401        29,110        53,000
  Long-term debt less current maturities......     1,806,908      1,997,400     1,876,540     1,953,162     2,029,482
                                                 -----------    -----------   -----------   -----------   -----------
    Total capitalization .....................     3,926,676      3,980,574     3,947,536     3,973,647     3,977,545
  Commercial paper ...........................        82,100         38,300       178,830       130,750        16,900
  Current maturities of long-term debt........       250,266        114,711       164,378       104,068       153,780
                                                 -----------    -----------   -----------   -----------   -----------
    Total ....................................   $ 4,259,042    $ 4,133,585   $ 4,290,744   $ 4,208,465   $ 4,148,225
                                                 ===========    ===========   ===========   ===========   ===========

     See "Financial Review" in Item 7 for a discussion of certain information in the foregoing table.

                            ITEM 7. FINANCIAL REVIEW

INTRODUCTION

     In this section, we explain the results of operations, general financial condition, and outlook including:

     *    the changes in our earnings from 1999 to 2000 and from 1998 to 1999;

     *    the effects of regulatory agreements on our results and outlook;

     *    our capital needs and resources;

     *    major factors that affect our financial outlook; and

     *    our management of market risks.

OVERVIEW OF OUR BUSINESS

     We are Arizona's largest electric utility and provide retail and wholesale electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. We also generate and, directly or through Pinnacle West's power marketing division, sell and deliver electricity to wholesale customers in the western United States. Pinnacle West owns all of our outstanding common stock.

     Throughout this Financial Review, we refer to specific "Notes" in the Notes to Financial Statements that begin on page 42. These Notes add further details to the discussion.

RESULTS OF OPERATIONS

     2000 COMPARED WITH 1999

     Our 2000 earnings were $307 million compared with $127 million in 1999. Our 2000 earnings increased $180 million over 1999 primarily because of a $140 million after-tax extraordinary charge that we recorded in 1999. This charge reflected a regulatory disallowance resulting from an ACC-approved Settlement Agreement related to the implementation of retail electric competition. See "Regulatory Agreements" below and Notes 1 and 3 for additional information about the 1999 Settlement Agreement and the resulting regulatory disallowance.

     Earnings excluding the extraordinary charge increased $39 million, or 15%, over 1999 primarily because of increases in wholesale and retail electric sales. These positive factors more than offset decreases resulting from the completion of investment tax credit (ITC) amortization in 1999, reductions in retail electricity prices and miscellaneous factors. See "Regulatory Agreements" below and Note 3 for information on the price reductions. See "Regulatory Agreements" below and Note 10 for additional information about ITC amortization.

     In 2000, electric operating revenues increased $1.2 billion primarily because of:

     *    increased wholesale revenues ($1.1 billion);

     * increases in the number of retail electricity customers and the average amount of electricity used by customers ($98 million); and

     *    weather impacts ($33 million).

     As mentioned above, these positive factors were partially offset by the effects of reductions in retail electricity prices ($28 million).

     The increase in wholesale revenues resulted primarily from higher prices and increased activity in western United States wholesale power markets. These revenues were accompanied by increases in purchased power and fuel expense of $1.0 billion.

     Fuel and purchased power expenses were also higher because of higher retail sales volumes and increased prices.

     The increase in operations and maintenance expenses, which primarily related to customer growth, was substantially offset by $19 million of non-recurring items recorded in 1999.

     1999 COMPARED WITH 1998

     Our 1999 earnings were $127 million compared with $246 million in 1998. Our 1999 earnings decreased $119 million from 1998 primarily because of a $140 million after-tax extraordinary charge that we recorded in 1999. This charge reflected a regulatory disallowance resulting from an ACC-approved Settlement Agreement related to the implementation of retail electric competition. See "Regulatory Agreements" below and Notes 1 and 3 for additional information about the 1999 Settlement Agreement and the resulting regulatory disallowance.

     Earnings excluding the extraordinary charge increased $21 million, or 9%, over 1998 primarily because of increases in retail electricity revenues and lower financing costs. These positive factors more than offset the effects of retail electricity price reductions and higher utility operations and maintenance expense. See "Regulatory Agreements" below and Note 3 for additional information about the price reductions.

     In 1999, electric operating revenues increased $286 million primarily because of:

     *    increased wholesale revenues ($219 million);

     * increases in retail electricity customers and the average amount of electricity used by customers ($81 million); and

     *    miscellaneous factors ($8 million).

     As mentioned above, these positive factors were partially offset by the effects of reductions in retail prices ($22 million).

     The increase in wholesale revenues resulted from higher prices and increased activity in western United States wholesale markets. The revenues were accompanied by an increase in purchased power expenses. Although these activities contributed positively to earnings in both periods, the contribution in 1999 was lower than in 1998.

     Operations and maintenance expenses increased $18 million primarily because of $19 million of non-recurring items recorded in 1999, including a provision for certain environmental costs. Other increases primarily related to customer growth were partially offset by lower employee benefit costs.

     REGULATORY AGREEMENTS

     Regulatory agreements approved by the ACC affect the results of our operations. The following discussion focuses on three agreements approved by the ACC, each of which included retail electricity price reductions:

     * The 1999 Settlement Agreement to implement retail electric competition;

     * A 1996 agreement that accelerated the amortization of our regulatory assets; and

     *    A 1994 settlement that accelerated the amortization of our deferred
          ITCs.

     1999 SETTLEMENT AGREEMENT

     As part of the 1999 Settlement Agreement, we agreed to reduce retail electricity prices for standard, full offer service customers with loads less than three megawatts in a series of annual decreases of 1.5% on July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease required by the 1996 regulatory agreement (see below). For customers having loads three megawatts or greater, standard offer rates will be reduced in annual increments that total 5% in the years 1999 through 2002.

     The 1999 Settlement Agreement also removed, as a regulatory disallowance, $234 million before income taxes ($183 million net present value) from ongoing regulatory cash flows. We recorded this regulatory disallowance as a net reduction of regulatory assets and reported it as a $140 million after-tax extraordinary charge on the 1999 income statement.

     Under the 1996 Regulatory Agreement, we were recovering substantially all of our regulatory assets through accelerated amortization over an eight-year period that would have ended June 30, 2004. For more details, see Note 1. The regulatory assets to be recovered under the 1999 Settlement Agreement are now being amortized as follows:

                              (dollars in millions)

                                                          1/1 - 6/30
 1999        2000        2001        2002        2003        2004        Total
 ----        ----        ----        ----        ----        ----        -----
 $164        $158        $145        $115         $86         $18         $686

See Note 3 and "Business Outlook - Electric Competition (Retail)" below for additional information regarding the 1999 Settlement Agreement.

     1996 REGULATORY AGREEMENT

     As part of the 1996 regulatory agreement, we reduced our retail electricity prices by 3.4% effective July 1, 1996. This reduction decreased annual revenue by about $49 million annually ($29 million after income taxes). We also agreed to share future cost savings with our customers during the term of this agreement, which resulted in the following additional retail price reductions:

     * $18 million annually ($11 million after income taxes), or 1.2%, effective July 1, 1997;

     * $17 million annually ($10 million after income taxes), or 1.1%, effective July 1, 1998; and

     * $11 million annually ($7 million after income taxes), or 0.7%, effective July 1, 1999 (as noted above, this reduction was included in the July 1, 1999 price reduction under the 1999 Settlement Agreement).

     1994 RATE SETTLEMENT

     As part of a 1994 rate settlement, we accelerated amortization of substantially all of our ITCs over a five-year period that ended on December 31, 1999. The amortization of ITCs decreased annual income tax expense by about $28 million. Beginning in 2000, no further benefits were reflected in income tax expense related to the acceleration of the ITCs (see Note 10).

CAPITAL NEEDS AND RESOURCES

     CAPITAL RESOURCES AND CASH REQUIREMENTS

     Our capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. We pay for our capital requirements with cash from operations and, to the extent necessary, external financing.

     During the period from 1998 through 2000, we paid for substantially all of our capital expenditures with cash from operations. We expect to do so in 2001 through 2003, as well.

     Our capital expenditures in 2000 were $472 million. Our projected capital expenditures for the next three years are: $455 million in 2001; $401 million in 2002; and $294 million in 2003. These amounts include about $30 - $35 million each year for nuclear fuel. In general, most of our projected capital expenditures are for:

     * expanding transmission and distribution capabilities to serve growing customer needs;

     *    upgrading existing utility property; and

     *    environmental purposes.

     During 2000, we redeemed approximately $357 million of long-term debt, including premiums, with cash from operations and from the issuance of long- and short-term debt. Our long-term debt redemption requirements for the next three years are approximately: $380 million in 2001; $125 million in 2002; and zero in 2003. We made optional redemptions of about $13 million of long-term debt in February 2001. Based on market conditions and optional call provisions, we may make optional redemptions of long-term debt from time to time.

     As of December 31, 2000, we had credit commitments from various banks totaling about $250 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At the end of 2000, we had about $82 million of commercial paper and no long-term bank borrowings outstanding.

     Our long-term debt was $2.1 billion at December 31, 2000 and 1999.

     Although provisions in our first mortgage bond indenture and ACC financing orders establish maximum amounts of additional first mortgage bonds that we may issue, we do not expect any of these provisions to limit our ability to meet our capital requirements.

ACCOUNTING MATTERS

     We adopted a new standard on accounting for derivatives in 2001. As a result, in January 2001 we recognized a $3 million after-tax loss in net income as a cumulative effect of a change in accounting principles and a $64 million after-tax gain in equity (as a component of other comprehensive income). The gain resulted from unrealized gains on cash flow hedges. There are still several unresolved issues related to the application of certain provisions of this new standard as it relates to the electric utility industry. The ultimate resolution of these issues by the Financial Accounting Standards Board (FASB) could result in a material impact to our financial statements and increased volatility in future net income and comprehensive income. See Note 2 for further information. Also, see Note 2 for a description of a proposed standard on accounting for certain liabilities related to closure or removal of long-lived assets.

     We prepare our financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. As a result of the 1999 Settlement Agreement (see "Regulatory Agreements" above and Note 3), we discontinued the application of SFAS No. 71 for our generation operations. As a result, we tested the generation assets for impairment and determined that the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, we reported a regulatory disallowance ($140 million after income taxes) as an extraordinary charge on the 1999 income statement. See Note 1 for additional information on regulatory accounting and
Note 3 for additional information on the 1999 Settlement Agreement.

BUSINESS OUTLOOK

     This section describes several major factors affecting our financial outlook.

     COMPETITION AND INDUSTRY RESTRUCTURING

     ELECTRIC COMPETITION (WHOLESALE)

     The National Energy Policy Act of 1992 (1992 Energy Act) and the FERC's subsequent rulemaking activities have established the regulatory framework to open the wholesale electricity market to competition. The 1992 Energy Act amended provisions of the Public Utility Holding Company Act of 1935 and the Federal Power Act to remove certain barriers to a competitive wholesale market. The 1992 Energy Act permits utilities to participate in the development of independent electric generating plants for electricity sales to wholesale customers, and also permits the FERC to order transmission access for third parties to transmission facilities owned by another entity. The 1992 Energy Act does not, however, permit the FERC to issue an order requiring transmission access to retail customers. Open-access transmission for wholesale customers as defined by the FERC's final rules provides energy suppliers, including us, with opportunities to sell and deliver electricity at market-based prices.

     ELECTRIC COMPETITION (RETAIL)

     On September 21, 1999, the Arizona Corporation Commission (ACC) voted to approve the rules that provide a framework for the introduction of retail electric competition in Arizona (the Rules). Among other things, the Rules require most utilities, including us, to transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate. The Rules require the transfer to take place by January 1, 2001, absent a waiver. We received a waiver in the 1999 Settlement Agreement to allow the transfer of our competitive generation assets and services to affiliates no later than December 31, 2002. Accordingly, we plan to complete the move of such assets and services to the parent company or to Pinnacle West Energy by the end of 2002, as required.

     Although the Rules allow retail customers to have access to competitive providers of energy and energy services, we are the "provider of last resort" for standard offer customers under rates that have been approved by the ACC. These rates are fixed until July 1, 2004. The 1999 Settlement Agreement allows us to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms, or material changes in our cost of service for ACC-regulated services resulting from federal, tribal, state, or local laws, regulatory requirements, judicial decisions, actions or orders. Energy prices in the western wholesale market vary and, during the course of the last year, have been volatile. At various times prices in the spot wholesale market have significantly exceeded the amount included in our current retail rates. We expect these market conditions to continue in 2001. We believe we have adequately supplemented our current generation portfolio with power purchased through contracts and hedging techniques that limit exposure to the volatile spot wholesale power market. However, in the event of shortfalls due to unforeseen increases in load demand or generation outages, we may need to purchase additional supplemental power in the wholesale spot market. Unless we are able to obtain an adjustment of our rates under the 1999 Settlement Agreement, there can be no assurance that we would be able to fully recover the costs of this power.

     As discussed in Note 3 of Notes to Financial Statements in Item 8, the 1999 Settlement authorizes us to transfer our competitive generation assets and services to one or more corporate affiliates no later than December 31, 2002. We intend to move our generation assets to Pinnacle West Energy within that timeframe. Following its receipt of these generation assets,

Pinnacle West Energy expects to sell its power at wholesale to Pinnacle West's power marketing division (Power Marketing). Power Marketing, in turn, is expected to sell power to us and to non-affiliated power purchasers. We expect to meet fifty percent of our energy needs under a power purchase agreement with Power Marketing. As required by the Rules, we will acquire the remaining fifty percent of our energy needs through a competitive bid process in which Power Marketing may participate. We believe that these arrangements will allow us to manage our exposure to the wholesale power market during the period within which our rates are fixed, as discussed in the preceding paragraph.

     Under the 1999 Settlement Agreement, the Rules are to be interpreted and applied, to the greatest extent possible, in a manner consistent with the 1999 Settlement Agreement. If the two cannot be reconciled, we must seek, and the other parties to the 1999 Settlement Agreement must support, a waiver of the Rules in favor of the 1999 Settlement Agreement. Several rural electric cooperatives and the Arizona Consumers Council, a private non-profit public interest group (represented by the Arizona Center for Law in the Public Interest, also a private non-profit public interest organization) have filed court challenges to the Rules. Although these actions do not directly challenge the divestiture provisions of the Rules, they do raise fundamental constitutional issues concerning the ability of the ACC to permit the forces of competition to determine retail electric prices.

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of our property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have appealed the ruling to the Court of Appeals, as a result of which the ruling is automatically stayed pending further judicial review.

     On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the 1999 Settlement Agreement. Each party bringing the lawsuits appealed the ACC's order approving our 1999 Settlement Agreement directly to the Arizona Court of Appeals, as provided by Arizona law. In one of the appeals, on December 26, 2000, the Arizona Court of Appeals affirmed the ACC's approval of the 1999 Settlement Agreement. A decision is still pending on the other appeal, which raises a number of different issues.

     Neither party challenging the 1999 Settlement Agreement has raised issues regarding the 1999 Settlement Agreement that could not be remedied by the ACC if the Arizona Court of Appeals remands the 1999 Settlement Agreement to the ACC. However, it is impossible to predict with certainty exactly what the ACC would do in the event the order approving the 1999 Settlement Agreement were invalidated, either in whole or in part. Even aside from the pending litigation, the ACC retains continuing jurisdiction over all orders issued by it and can attempt to "rescind, alter or amend" such order under appropriate circumstances and upon notice and hearing.

     In May 1998, a law was enacted by the Arizona legislature to facilitate implementation of retail electric competition in the state. Additionally, legislation related to electric competition has been proposed in the United States Congress. See Note 3 for additional information about the Rules, the 1999 Settlement Agreement, the ongoing litigation related to each, and for legislative developments.

     As a result of the foregoing matters, as well as energy market developments, particularly in California (see "California Energy Market Issues" below), electric utility restructuring is in a state of flux in the western United States and around the country.

     CALIFORNIA ENERGY MARKET ISSUES

     Southern California Edison (SCE) and PG&E Corp. (PG&E) have publicly disclosed that their liquidity has been materially and adversely affected because of, among other things, their inability to pass on to ratepayers the prices each has paid for energy and ancillary services procured through the California Power Exchange (PX) and California Independent System Operator (ISO).

     We are closely monitoring developments in the California energy market and the potential impact of these developments on us. We have evaluated, among other things, SCE's role as a Palo Verde and Four Corners participant; our transactions with the PX and the ISO; contractual relationships with SCE and PG&E; and power marketing exposures. Based upon the financial transactions to date, we do not believe the foregoing matters will have a material adverse effect on our financial position or liquidity. We cannot predict with certainty, however, the impact that any future resolution, or attempted resolution, of the California energy market situation may have on us or the regional energy market in general.

     FACTORS AFFECTING OPERATING REVENUES

     Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona, and from competitive retail and wholesale bulk power markets in the western United States. These revenues are expected to be affected by electricity sales volumes related to customer mix, customer growth and average usage per customer, as well as electricity prices and variations in weather from period to period.

     In our regulated retail market area, we will provide electricity services to standard-offer, full-service customers and to energy delivery customers who have chosen another provider for their electricity commodity needs (unbundled customers). Customer growth in our service territory averaged 3.8% a year for the three years 1998 through 2000; we currently expect customer growth to average 3.5% to 4% a year for 2001 through 2003. We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 4.5% a year in 2001 through 2003, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph apply to energy delivery customers. As industry restructuring evolves in the regulated market area, we cannot predict the number of our standard offer customers that will switch to unbundled service.

     Wholesale activities will be affected by electricity prices and costs of available fuel and purchased power in the western United States, as well as competitive market conditions and regulatory and legislative changes in various state and federal jurisdictions. These factors have significantly affected our wholesale power activities and their resultant earnings contributions over the last several years. We cannot predict future contributions from wholesale activities.

     OTHER FACTORS AFFECTING FUTURE FINANCIAL RESULTS

     Fuel and purchased power costs are impacted by our electricity sales volumes, existing contracts for generation fuel and purchased power, our power plant performance, prevailing market prices, and our hedging program for managing such costs.

     Operations and maintenance expenses are expected to be affected by sales mix and volumes, inflation, and other factors.

     Depreciation and amortization expenses are expected to be affected by net additions to existing utility plant and other property, and changes in regulatory asset amortization. See Note 1 for the regulatory asset amortization that is being recorded in 1999 through 2004 pursuant to the 1999 Settlement Agreement. Also, see Note 1 regarding current depreciation rates.

     Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in service and under construction. We expect property taxes to increase primarily due to our additions to existing facilities.

     Interest expense is affected by the amount of debt outstanding and the interest rates on that debt.

     Our financial results may be affected by a number of broad factors. See "Forward-Looking Statements" below for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

     We cannot accurately predict the impact of full retail competition on our financial position, cash flows, results of operations, or liquidity. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a restructured industry.

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

     The tables below present contractual balances of our long-term debt and commercial paper at the expected maturity dates as well as the fair value of those instruments on December 31, 2000 and December 31, 1999. The interest rates presented in the tables below represent the weighted average interest rates for the years ended December 31, 2000 and December 31, 1999.

Expected Maturity/Principal Repayment
December 31, 2000
(dollars in thousands)

                      Short-Term        Variable Long-Term     Fixed Long-Term
                  ------------------    ------------------    ------------------
                 Interest              Interest              Interest
                  Rates     Amount      Rates     Amount      Rates     Amount
                  -----   ----------    -----   ----------    -----   ----------
2001              6.64%   $   82,100    7.33%   $  250,000    7.75%   $      266
2002                              --                          8.13%      125,000
2003                              --                          7.75%          443
2004                              --                          6.17%      205,000
2005                              --                          7.28%      400,000
Years thereafter                  --    4.06%      476,860    7.48%      605,598
                          ----------            ----------            ----------
Total                     $   82,100            $  726,860            $1,336,307
                          ==========            ==========            ==========
Fair value                $   82,100            $  726,860            $1,393,251
                          ==========            ==========            ==========

Expected Maturity/Principal Repayment
December 31, 1999
(dollars in thousands)

                      Short-Term        Variable Long-Term     Fixed Long-Term
                  ------------------    ------------------    ------------------
                 Interest              Interest              Interest
                  Rates     Amount      Rates     Amount      Rates     Amount
                  -----   ----------    -----   ----------    -----   ----------
2000               5.33%  $   38,300            $              5.79%  $  114,711
2001                 --           --     6.85%     250,000     7.48%       2,488
2002                 --           --                           8.13%     125,000

2003                 --           --     5.50%      50,000
2004                 --           --                           6.17%     205,000
Years thereafter     --           --     3.15%     476,860     7.87%     895,148
                          ----------            ----------            ----------
Total                     $   38,300            $  776,860            $1,342,347
                          ==========            ==========            ==========
Fair value                $   38,300            $  776,860            $1,312,423
                          ==========            ==========            ==========

     COMMODITY PRICE RISK

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances/credits. In addition, subject to specified risk parameters, we engage in trading activities intended to profit from market price movements. In accordance with Emerging Issues Task Force (EITF) 98-10, "Accounting for contracts involved in energy trading and risk management activities," such trading positions are marked to market. These trading activities are part of our wholesale activities and are reflected in the wholesale revenues and expenses.

     As of December 31, 2000, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would have decreased the fair market value of these contracts by approximately $29 million, compared to a $6 million decrease that would have been realized as of December 31, 1999. The increase in this exposure over 1999 is a result of the increased volume of hedged positions and increased prices in this portfolio. This analysis does not include the favorable impact this same hypothetical price move would have had on certain underlying physical exposures being hedged with the commodity derivative portfolio.

     We are exposed to losses in the event of non-performance or non-payment by counterparties. We use a risk management process to assess and monitor the financial exposure of counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on earnings for a given period.

FORWARD-LOOKING STATEMENTS

     The above discussion contains forward-looking statements based on current expectations and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry; the outcome of the regulatory proceedings relating to the restructuring; regional economic and market conditions, including the California energy situation, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; our ability to compete successfully outside traditional regulated markets (including the wholesale market); and technological developments in the electric industry.

     These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     See "Market Risks" in Item 7 for a discussion of quantitative and qualitative disclosures about market risk.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

Report of Management........................................................  34
Independent Auditors' Report................................................  35
Statements of Income for 2000, 1999 and 1998................................  37
Balance Sheets as of December 31, 2000 and 1999.............................  38
Statements of Cash Flows for 2000, 1999 and 1998............................  40
Statements of Retained Earnings for 2000, 1999 and 1998.....................  41
Notes to Financial Statements...............................................  42


See Note 14 of Notes to Financial Statements for the selected quarterly financial data required to be presented in this Item.

                              REPORT OF MANAGEMENT

     The primary responsibility for the integrity of our financial information rests with management, which has prepared the accompanying financial statements and related information. This information was prepared in accordance with generally accepted accounting principles as appropriate in the circumstances, and based on management's best estimates and judgments. These financial statements have been audited by independent auditors and their report is included on the following page.

     Management maintains and relies upon systems of internal control. A limiting factor in all systems of internal control is that the cost of the system should not exceed the benefits to be derived. Management believes that our system provides the appropriate balance between such costs and benefits.

     Periodically the internal control system is reviewed by both our internal auditors and our independent auditors to test for compliance. Reports issued by the internal auditors are released to management, and such reports or summaries thereof, are transmitted to the Audit Committee of the Board of Directors and the independent auditors on a timely basis.

     The Audit Committee, composed solely of outside directors, meets periodically with the internal auditors and independent auditors (as well as management) to review the work of each. The internal auditors and independent auditors have free access to the Audit Committee, without management present, to discuss the results of their audit work.

     Management believes that our systems, policies and procedures provide reasonable assurance that operations are conducted in conformity with the law and with management's commitment to a high standard of business conduct.


William J. Post                         Chris N. Froggatt

William J. Post                         Chris N. Froggatt
Chairman and                            Vice President and Controller
Chief Executive Officer                 Pinnacle West Capital Corporation

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Arizona Public Service Company
Phoenix, Arizona

     We have audited the accompanying balance sheets of Arizona Public Service Company as of December 31, 2000 and 1999 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Arizona Public Service Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP

Deloitte & Touche LLP
Phoenix, Arizona
February 9, 2001

                     [THIS PAGE INTENTIONALLY LEFT BLANK.]

                         ARIZONA PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME

                                                           Year Ended December 31,
                                                  -------------------------------------------
                                                     2000            1999            1998
                                                  -----------     -----------     -----------
                                                            (Dollars in Thousands)
Electric Operating Revenues ..................    $ 3,480,252     $ 2,292,798     $ 2,006,398
                                                  -----------     -----------     -----------
Fuel Expenses:
  Fuel for electric generation ...............        333,265         243,849         231,967
  Purchased power ............................      1,547,464         551,645         313,330
                                                  -----------     -----------     -----------
        Total.................................      1,880,729         795,494         545,297
                                                  -----------     -----------     -----------

Operating Revenues Less Fuel Expenses ........      1,599,523       1,497,304       1,461,101
                                                  -----------     -----------     -----------
Other Operating Expenses:
  Operations and maintenance excluding
    fuel expenses ............................        430,696         437,729         419,433
  Depreciation and amortization (Note 1)......        388,660         382,057         376,574
  Income taxes (Note 10) .....................        229,542         192,015         192,207
  Other taxes ................................         99,730          96,579         102,076
                                                  -----------     -----------     -----------
        Total.................................      1,148,628       1,108,380       1,090,290
                                                  -----------     -----------     -----------

Operating Income .............................        450,895         388,924         370,811
                                                  -----------     -----------     -----------
Other Income (Deductions):
  Income taxes (Note 10) .....................          4,225          32,527          32,751
  Other -- net ...............................        (10,637)        (11,537)        (12,303)
                                                  -----------     -----------     -----------
        Total.................................         (6,412)         20,990          20,448
                                                  -----------     -----------     -----------

Income Before Interest Deductions ............        444,483         409,914         391,259
                                                  -----------     -----------     -----------

Interest Deductions:
  Interest on long-term debt .................        134,431         132,676         137,214
  Interest on short-term borrowings ..........          7,455           8,272           7,481
  Debt discount, premium and expense .........          6,897           7,323           7,580
  Capitalized interest .......................        (10,894)         (6,679)        (16,263)
                                                  -----------     -----------     -----------
        Total.................................        137,889         141,592         136,012
                                                  -----------     -----------     -----------
Income Before Extraordinary Charge ...........        306,594         268,322         255,247
Extraordinary Charge - net of income taxes
  of $94,115 (Note 1) ........................             --         139,885              --
                                                  -----------     -----------     -----------
Net Income ...................................        306,594         128,437         255,247
Preferred Stock Dividend Requirements ........             --           1,016           9,703
                                                  -----------     -----------     -----------

Earnings for Common Stock ....................    $   306,594     $   127,421     $   245,544
                                                  ===========     ===========     ===========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                                        December 31,
                                                               -----------------------------
                                                                  2000              1999
                                                               -----------       -----------
                                                                 (Dollars in Thousands)
Utility Plant (Notes 5, 8 and 9):
  Electric plant in service and held for future use......      $ 7,805,025       $ 7,545,575
  Less accumulated depreciation and amortization ........        3,187,328         3,026,041
                                                               -----------       -----------
        Total ...........................................        4,617,697         4,519,534
  Construction work in progress .........................          245,749           184,764
  Nuclear fuel, net of amortization of $61,256
    and $66,357 .........................................           47,389            49,114
                                                               -----------       -----------
        Utility Plant -- net.............................        4,910,835         4,753,412
                                                               -----------       -----------

Investments and Other Assets (Note 13) ..................          269,678           208,457
                                                               -----------       -----------
Current Assets:
  Cash and cash equivalents .............................            2,609             7,477
  Accounts receivable:
    Service customers ...................................          422,012           201,704
    Other ...............................................           48,711            35,684
    Allowance for doubtful accounts .....................           (2,380)           (1,538)
  Accrued utility revenues ..............................           74,566            72,919
  Materials and supplies (at average cost) ..............           71,966            69,977
  Fossil fuel (at average cost) .........................           19,405            21,869
  Deferred income taxes (Note 10) .......................            5,793             8,163
  Other .................................................           55,920            30,885
                                                               -----------       -----------
        Total Current Assets ............................          698,602           447,140
                                                               -----------       -----------
Deferred Debits:
  Regulatory assets (Note 1) ............................          469,867           613,729
  Unamortized debt issue costs ..........................           12,805            15,172
  Other .................................................           37,928            79,714
                                                               -----------       -----------
        Total Deferred Debits ...........................          520,600           708,615
                                                               -----------       -----------
        Total ...........................................      $ 6,399,715       $ 6,117,624
                                                               ===========       ===========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                   LIABILITIES

                                                                           December 31,
                                                                   ---------------------------
                                                                      2000             1999
                                                                   ----------       ----------
                                                                     (Dollars in Thousands)
Capitalization (Notes 4 and 5):
  Common stock .............................................       $  178,162       $  178,162
  Additional paid - in capital .............................        1,246,804        1,246,804
  Retained earnings ........................................          694,802          558,208
                                                                   ----------       ----------
        Common stock equity ................................        2,119,768        1,983,174
  Long-term debt less current maturities ...................        1,806,908        1,997,400
                                                                   ----------       ----------
        Total Capitalization ...............................        3,926,676        3,980,574
                                                                   ----------       ----------
Current Liabilities:
  Commercial paper (Note 6) ................................           82,100           38,300
  Current maturities of long-term debt (Note 5) ............          250,266          114,711
  Accounts payable .........................................          267,999          170,662
  Accrued taxes ............................................          106,515           62,858
  Accrued interest .........................................           39,488           32,299
  Customer deposits ........................................           24,498           24,682
  Other ....................................................          142,126           26,248
                                                                   ----------       ----------
        Total Current Liabilities ..........................          912,992          469,760
                                                                   ----------       ----------
Deferred Credits and Other:
  Deferred income taxes (Note 10) ..........................        1,110,437        1,178,085
  Deferred investment tax credit (Note 10) .................            4,570            4,839
  Unamortized gain -- sale of utility plant (Note 9)........           68,636           73,212
  Customer advances for construction .......................           40,694           38,150
  Other ....................................................          335,710          373,004
                                                                   ----------       ----------
        Total Deferred Credits and Other ...................        1,560,047        1,667,290
                                                                   ----------       ----------
Commitments and Contingencies (Notes 3, 12, 13)

        Total ..............................................       $6,399,715       $6,117,624
                                                                   ==========       ==========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                  -----------------------------------------
                                                                    2000            1999            1998
                                                                  ---------       ---------       ---------
                                                                            (Dollars in Thousands)
Cash Flows from Operations:
 Net income ................................................      $ 306,594       $ 128,437       $ 255,247
 Items not requiring cash:
  Depreciation and amortization ............................        388,660         382,057         376,574
  Nuclear fuel amortization ................................         30,083          31,371          32,856
  Deferred income taxes - net ..............................        (35,805)        (29,654)        (26,374)
  Deferred investment tax credit - net .....................           (269)        (27,626)        (27,628)
  Extraordinary Charge - net of income taxes ...............             --         139,885              --
 Changes in certain current assets and liabilities:
  Accounts receivable - net ................................       (232,493)         (8,363)        (56,490)
  Accrued utility revenues .................................         (1,647)         (5,179)         (9,181)
  Materials, supplies and fossil fuel ......................            475          (8,794)         (2,797)
  Other current assets .....................................        (25,035)         (4,190)         (2,166)
  Accounts payable .........................................        101,558          22,992          33,731
  Accrued taxes ............................................         43,657           3,031         (26,059)
  Accrued interest .........................................          7,189           1,081            (442)
  Other current liabilities ................................        115,694           7,833          (4,654)
 Other - net ...............................................         11,176          (4,922)        (29,641)
                                                                  ---------       ---------       ---------
        Net cash provided ..................................        709,837         627,959         512,976
                                                                  ---------       ---------       ---------
Cash Flows from Investing:
 Capital expenditures ......................................       (464,368)       (322,547)       (319,142)
 Capitalized interest ......................................        (10,894)         (6,679)        (16,263)
 Other .....................................................        (58,355)         (8,173)         (8,593)
                                                                  ---------       ---------       ---------
        Net cash used ......................................       (533,617)       (337,399)       (343,998)
                                                                  ---------       ---------       ---------
Cash Flows from Financing:
 Issuance of long-term debt ................................        300,000         392,952         126,245
 Short-term borrowings - net ...............................         43,800        (140,530)         48,080
 Common equity infusion from parent ........................             --          50,000          50,000
 Dividends paid on common stock ............................       (170,000)       (170,000)       (170,000)
 Dividends paid on preferred stock .........................             --          (1,393)        (10,279)
 Repayment of preferred stock ..............................             --         (96,499)        (75,517)
 Repayment and reacquisition of long-term debt .............       (354,888)       (323,171)       (144,501)
                                                                  ---------       ---------       ---------
        Net cash used ......................................       (181,088)       (288,641)       (175,972)
                                                                  ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents........         (4,868)          1,919          (6,994)
Cash and cash equivalents at beginning of year .............          7,477           5,558          12,552
                                                                  ---------       ---------       ---------
Cash and cash equivalents at end of year ...................      $   2,609       $   7,477       $   5,558
                                                                  =========       =========       =========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
   Interest (excluding capitalized interest) ...............      $ 123,895       $ 132,995       $ 128,627
   Income taxes ............................................      $ 222,866       $ 189,002       $ 235,475

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         STATEMENTS OF RETAINED EARNINGS

                                                                     Year Ended December 31,
                                                           --------------------------------------
                                                             2000           1999           1998
                                                           --------       --------       --------
                                                                  (Dollars in Thousands)
Retained earnings at beginning of year .............       $558,208       $601,968       $528,798
Add: Net income ....................................        306,594        128,437        255,247
                                                           --------       --------       --------
        Total ......................................        864,802        730,405        784,045
                                                           --------       --------       --------
Deduct:
  Dividends:
    Common stock (Notes 4 and 5) ...................        170,000        170,000        170,000
    Preferred stock (at required rates) (Note 4)....             --          1,016          9,703
  Other ............................................             --          1,181          2,374
                                                           --------       --------       --------
        Total deductions ...........................        170,000        172,197        182,077
                                                           --------       --------       --------

Retained earnings at end of year ...................       $694,802       $558,208       $601,968
                                                           ========       ========       ========

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     We are Arizona's largest electric utility. We provide retail and wholesale electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. We also generate and, directly or through Pinnacle West's power marketing division, sell and deliver electricity to wholesale customers in the western United States.

ACCOUNTING RECORDS

     Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates by management. Actual results could differ from those estimates.

REGULATORY ACCOUNTING

     We are regulated by the ACC and the FERC. The accompanying financial statements reflect the rate-making policies of these commissions. For regulated operations, we prepare our financial statements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

     During 1997, the EITF of the FASB issued EITF 97-4. EITF 97-4 requires that SFAS No. 71 be discontinued no later than when legislation is passed or a rate order is issued that contains sufficient detail to determine its effect on the portion of the business being deregulated, which could result in write-downs or write-offs of physical and/or regulatory assets. Additionally, the EITF determined that regulatory assets should not be written off if they are to be recovered from a portion of the entity which continues to apply SFAS No. 71.

     The 1999 Settlement Agreement was approved by the ACC in September 1999 (see Note 3 for a discussion of the agreement). Consequently, we have discontinued the application of SFAS No. 71 for our generation operations. Accordingly, we tested the generation assets for impairment and determined that the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, a regulatory disallowance removed $234 million pre-tax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement during the third quarter of 1999. Prior to the 1999 Settlement Agreement, under the 1996 regulatory agreement (see Note 3), the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004.

     The regulatory assets to be recovered under the 1999 Settlement Agreement are now being amortized as follows:

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


                              (dollars in millions)

                                                          1/1 - 6/30
 1999        2000        2001        2002        2003        2004        Total
 ----        ----        ----        ----        ----        ----        -----
 $164        $158        $145        $115        $86         $18         $686

     The majority of our remaining regulatory assets relate to deferred income taxes (see Note 10) and rate synchronization cost deferrals (see "Rate Synchronization Cost Deferrals" in this Note).

     The balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (for additional generation information see Note16):

                             (dollars in thousands)

                                                     December 31,   December 31,
                                                        2000           1999
                                                     -----------    -----------
Electric plant in service and held for future use    $ 3,856,600    $ 3,817,919
Accumulated depreciation and amortization ........    (1,693,079)    (1,664,782)
Construction work in progress ....................        86,329         67,306
Nuclear fuel, net of amortization ................        47,389         49,114

UTILITY PLANT AND DEPRECIATION

     Utility plant is the term we use to describe the business property and equipment that supports electric service consisting primarily of generation, transmission and distribution facilities. We report utility plant at our original cost, which includes:

     *    material and labor;
     *    contractor costs;
     *    construction overhead costs (where applicable); and
     * capitalized interest or an allowance for funds used during construction.

     We charge retired utility plant, plus removal costs less salvage realized, to accumulated depreciation. See Note 2 for information on a proposed accounting standard that impacts accounting for removal costs.

     We record depreciation on utility property on a straight-line basis. For the years 1998 through 2000 the rates, as prescribed by our regulators, ranged from a low of 3.33% to a high of 20%. The weighted-average rate was 3.40% for 2000, 3.34% for 1999, and 3.32% for 1998. We depreciate non-utility property and equipment over the estimated useful lives of the related assets, ranging from 3 to 30 years.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


CAPITALIZED INTEREST

     Capitalized interest represents the cost of debt funds used to finance construction of utility plants. Plant construction costs, including capitalized interest, are expensed through depreciation when completed projects are placed into commercial operation. Capitalized interest does not represent current cash earnings. The rate used to calculate capitalized interest was a composite rate of 6.62% for 2000, 6.65% for 1999, and 6.88% for 1998.

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

NUCLEAR FUEL

     We charge nuclear fuel to fuel expense by using the unit-of-production method. The unit-of-production method is an amortization method that is based on actual physical usage. We divide the cost of the fuel by the estimated number of thermal units that we expects to produce with that fuel. We then multiply that rate by the number of thermal units that we produce within the current period. This calculation determines the current period nuclear fuel expense.

     We also charge nuclear fuel expense for the permanent disposal of spent nuclear fuel. The United States Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel, and it charges us $0.001 per kWh of nuclear generation. See Note 12 for information about spent nuclear fuel disposal and Note 13 for information on nuclear decommissioning costs.

REACQUIRED DEBT COSTS

     For debt related to the regulated portion of our business, we amortize those gains and losses incurred upon early retirement over the remaining life of the debt. In accordance with the 1999 Settlement Agreement, we are continuing to accelerate reacquired debt costs over an eight-year period that will end June 30, 2004. The accelerated portion of the regulatory asset amortization is included in depreciation and amortization expense in the Statements of Income.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


DERIVATIVE INSTRUMENTS

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances/credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodity. In addition, subject to specified risk parameters, we engage in trading activities intended to profit from market price movements.

     Gains and losses related to derivatives that qualify as hedges of expected transactions are recognized in revenue or fuel and purchased power expense as an offset to the related item being hedged when the underlying hedged physical transaction closes (deferral method).

     Net gains and losses on derivatives utilized for trading are recognized in wholesale revenues on a current basis (the mark to market method). Trading positions are measured at fair value as of the balance sheet date. The net gain was $9 million for 2000 and $1 million for 1999.

CASH AND CASH EQUIVALENTS

     We consider temporary cash investments and marketable securities, with original maturities of less than 90 days, to be cash equivalents for purposes of reporting cash flows.

2. ACCOUNTING MATTERS

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of other comprehensive income), depending on whether or not the derivative meets specific hedge accounting criteria. Hedge effectiveness is measured based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in net income. This new standard may result in additional volatility in our net income and comprehensive income.

     As a result of adopting SFAS No. 133, we recognized $118 million of derivative assets and $16 million of derivative liabilities in our balance sheet as of January 1, 2001. We recorded a $3 million after-tax loss in net income as a cumulative effect of change in accounting principles and a $64 million after-tax gain in equity (as a component of other comprehensive income). The gain resulted from unrealized gains on cash flow hedges.

     In December 2000, the FASB's Derivatives Implementation Group (DIG) discussed whether contracts in the electric industry that have some of the characteristics of purchased and written options

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


should qualify for the "normal purchases and sales" scope exception. The DIG did not reach a conclusion on this issue. We account for electricity contracts with characteristics of options as normal purchases and sales if it is probable that the contract will not be settled in cash and will result in the physical delivery of electricity. The DIG also discussed but did not conclude on whether electricity contracts subject to "bookout" should qualify for the normal exception. A bookout occurs when one party appears more than once in a contract path for the sale and purchase of energy. In that instance, the counterparties may agree that they will not schedule or deliver physical energy that originates and ends with the same counterparty, but rather will settle in cash the amounts due to or from each counterparty. We account for transactions that bookout as gross settlement with physical delivery (and eligible for the normal scope exception) if title transfers, gross cash payment is made, and the transaction retains both performance and credit risk. The contracts we are referring to here are not trading contracts, which we already measure at fair value (mark to market) as discussed in Note 1.

     Our accounting is reflective of the non-storability of our product and the lack of predictability of the demand for electricity at any point in time. If the FASB or DIG ultimately provide contrary guidance, we may be required to mark certain contracts to their fair market values each reporting period, which could have a material impact on our financial statements and add significant net income and comprehensive income volatility that would not be reflective of the nature of our business. If these agreements are required to be treated as derivative instruments, a cumulative effect of a change in accounting principles would be applied in the quarter following final resolution of the issues.

     In 1999 we adopted EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires energy trading contracts to be measured at fair value as of the balance sheet date with the gains and losses included in earnings and separately disclosed in the financial statements or footnotes. The effects of adopting EITF 98-10 were not material to our 1999 financial statements.

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

3. REGULATORY MATTERS

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     1999 SETTLEMENT AGREEMENT. On May 14, 1999, we entered into a comprehensive Settlement Agreement with various parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the 1999 Settlement Agreement, with some modifications. On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the 1999 Settlement Agreement. Each party

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


bringing the lawsuits appealed the ACC's order approving our 1999 Settlement Agreement directly to the Arizona Court of Appeals, as provided by Arizona law. In one of the appeals, on December 26, 2000, the Arizona Court of Appeals affirmed the ACC's approval of the 1999 Settlement Agreement. A decision is still pending on the other appeal, which raises a number of different issues.

     The following are the major provisions of the 1999 Settlement Agreement, as approved:

* We have reduced, and will reduce, rates for standard offer service for customers with loads less than three megawatts (MW) in a series of annual retail electric price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. Based on the price reduction authorized in the 1999 Settlement Agreement, there was a retail price decrease of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000. For customers having loads three MW or greater, standard offer rates will be reduced in varying annual increments that total 5% in the years 1999 through 2002.

* Unbundled rates being charged by us for competitive direct access service (for example, distribution services) became effective upon approval of the 1999 Settlement Agreement, retroactive to July 1, 1999, and also became subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

* There will be a moratorium on retail price changes for standard offer and unbundled competitive direct access services until July 1, 2004, except for the price reductions described above and certain other limited circumstances. Neither the ACC nor we will be prevented from seeking or authorizing rate changes prior to July 1, 2004 in the event of conditions or circumstances that constitute an emergency, such as an inability to finance on reasonable terms, or material changes in our cost of service for ACC-regulated services resulting from federal, tribal, state or local laws, regulatory requirements, judicial decisions, actions or orders.

* We will be permitted to defer for later recovery prudent and reasonable costs of complying with the ACC electric competition rules, system benefits costs in excess of the levels included in current rates, and costs associated with the "provider of last resort" and standard offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004.

* Our distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the electric competition rules (see "Retail Electric Competition Rules" below), including an additional 140 MW being made available to eligible non-residential customers. We opened our distribution system to retail access for all customers on January 1, 2001.

* Prior to the 1999 Settlement Agreement, we were recovering substantially all of our regulatory assets through July 1, 2004, pursuant to the 1996 regulatory agreement. In

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


     addition, the 1999 Settlement Agreement states that we have demonstrated that our allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value. We will not be allowed to recover $183 million net present value of the above amounts. The 1999 Settlement Agreement provides that we will have the opportunity to recover $350 million net present value through a competitive transition charge (CTC) that will remain in effect through December 31, 2004, at which time it will terminate. Any over/under-recovery due to sales volume variances will be credited/debited against the costs subject to recovery under the adjustment clause described above.

* We will form a separate corporate affiliate or affiliates and transfer to such affiliate(s) our generating assets and competitive services at book value as of the date of transfer, which transfer shall take place no later than December 31, 2002. Accordingly, we plan to complete the move of such assets and services to the parent company or to Pinnacle West Energy by the end of 2002, as required. We will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of our costs to accomplish the required transfer of generation assets to an affiliate.

* When the 1999 Settlement Agreement approved by the ACC is no longer subject to judicial review, we will move to dismiss all of our litigation pending against the ACC as of the date we entered into the 1999 Settlement Agreement. To protect our rights, we have several lawsuits pending on ACC orders relating to stranded cost recovery and the adoption and amendment of the ACC's electric competition rules, which would be voluntarily dismissed at the appropriate time under this provision.

     As discussed in Note 1 above, we have discontinued the application of SFAS No. 71 for our generation operations.

     RETAIL ELECTRIC COMPETITION RULES. On September 21, 1999, the ACC voted to approve the rules that provide a framework for the introduction of retail electric competition in Arizona. Under the 1999 Settlement Agreement, the Rules are to be interpreted and applied, to the greatest extent possible, in a manner consistent with the 1999 Settlement Agreement. If the two cannot be reconciled, we must seek, and the other parties to the 1999 Settlement Agreement must support, a waiver of the Rules in favor of the 1999 Settlement Agreement. On December 8, 1999, we filed a lawsuit to protect our legal rights regarding the Rules. This lawsuit is pending, along with several other lawsuits on ACC orders relating to stranded cost recovery, the adoption or amendment of the Rules, and the certification of competitive electric service providers.

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


value of our property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have appealed the ruling to the Court of Appeals, as a result of which the ruling is automatically stayed pending further judicial review.

     The Rules approved by the ACC include the following major provisions:

     * They apply to virtually all Arizona electric utilities regulated by the ACC, including us.

     * Effective January 1, 2001 retail access was available to all of our retail customers.

     * Electric service providers that get Certificates of Convenience and Necessity from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

     * Affected utilities must file ACC tariffs that unbundle rates for non-competitive services.

     * The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs.

     * Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate. Under the 1999 Settlement Agreement, we received a waiver to allow transfer of our generation and other competitive assets and services to affiliates no later than December 31, 2002. See "1999 Settlement Agreement" above for a discussion of the planned timing of the transfer.

     1996 REGULATORY AGREEMENT. In April 1996, the ACC approved a regulatory agreement between the ACC Staff and us. Based on the price reduction formula authorized in the agreement, the ACC approved retail price decreases (approximate) as follows (dollars in millions):

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

(a) Included in the first rate reduction under the 1999 Settlement Agreement (see above).

     The regulatory agreement also required that the parent company infuse $200 million of common equity into us in annual payments of $50 million from 1996 through 1999. All of these equity infusions were made by December 31, 1999.

     LEGISLATION. In May 1998, a law was enacted to facilitate implementation of retail electric competition in Arizona. The law includes the following major provisions:

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


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

GENERAL

     We cannot accurately predict the impact of full retail competition on our financial position, cash flows, results of operations, or liquidity. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

FEDERAL

     The 1992 Energy Act and recent rulemakings by FERC have promoted increased competition in the wholesale energy markets. We do not expect these rules to have a material impact on our financial statements.

     Several electric utility industry restructuring bills will undoubtedly be introduced during the current congressional session. Several of these bills are written to allow consumers to choose their electricity suppliers beginning in 2001 and beyond. These bills and other bills are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any comprehensive restructuring of the electric utility industry can occur.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


4. COMMON AND PREFERRED STOCKS

     On March 1, 1999, we redeemed all of our preferred stock. Common stock balances at December 31, 2000 and 1999 are shown below:

                                          Number
                                         of Shares             Par          Par Value
                                        Outstanding           Value        Outstanding
                                 -------------------------     Per      --------------------
                  Authorized        2000          1999        Share       2000        1999
                  -----------    -----------   -----------    -----     --------    --------
                                                                       (dollars in thousands)
Common Stock....  100,000,000     71,264,947    71,264,947    $2.50     $178,162    $178,162
                                 ===========   ===========              ========    ========

Preferred Stock:

Redeemable preferred stock transactions during each of the three years in the period ended December 31, 2000 are as follows:

                                    Number of Shares                      Par Value
                                      Outstanding                        Outstanding
                             ------------------------------    --------------------------------
                                                                    (dollars in thousands)
Description                    2000       1999       1998        2000        1999        1998
-----------                  --------   --------   --------    --------    --------    --------
Balance, January 1........         --     94,011    291,098    $     --    $  9,401    $ 29,110
  Retirements:
    $10.00 Series U.......         --    (94,011)  (197,087)         --      (9,401)    (19,709)
    $7.875 Series V.......                    --         --                      --          --
                             --------   --------   --------    --------    --------    --------
Balance, December 31......         --         --     94,011    $     --    $     --    $  9,401
                             ========   ========   ========    ========    ========    ========

5. LONG-TERM DEBT

     Borrowings under our mortgage bond indenture are secured by substantially all utility plant; we also have unsecured debt. The following table presents the components of long-term debt outstanding at December 31, 2000 and December 31, 1999:

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


                             (dollars in thousands)

                                                                           December 31,
                                                                      -----------------------
                                    Maturity         Interest
                                    Dates (a)          Rates             2000         1999
                                    ---------          -----          ----------   ----------
First mortgage bonds                   2000              5.75%        $       --   $  100,000
                                       2002             8.125%           125,000      125,000
                                       2004             6.625%            80,000       80,000
                                       2020             10.25%                --      100,550
                                       2021               9.5%            45,140       45,140
                                       2021                 9%            72,370       72,370
                                       2023              7.25%            70,650       70,650
                                       2024              8.75%           121,668      121,668
                                       2025                 8%            33,075       47,075
                                       2028               5.5%            25,000       25,000
                                       2028             5.875%           154,000      154,000
Unamortized discount and premium                                          (5,993)      (5,860)

Pollution control bonds              2024-2034   Adjustable rate(b)      476,860      476,860
Funds held in trust account for
  certain pollution control bonds                                             --       (1,236)
Collateralized loan                    2000      5.375%-6.125%                --       10,000
Unsecured notes                        2004             5.875%           125,000      125,000
Unsecured notes                        2005              6.25%           100,000      100,000
Unsecured notes                        2005             7.625%           300,000           --

Floating rate notes                    2001      Adjustable rate(c)      250,000      250,000
Senior notes (d)                       2006              6.75%            83,695       83,695

Debentures                             2025                10%                --       75,000

Bank loans                             2003      Adjustable rate(e)           --       50,000
Capitalized lease obligation           2000              7.48%(f)             --        7,199
Capitalized lease obligation        2001-2003            7.75%               709           --
                                                                      ----------   ----------
Total long-term debt                                                   2,057,174    2,112,111
Less current maturities                                                  250,266      114,711
                                                                      ----------   ----------
Total long-term debt less current
maturities                                                            $1,806,908   $1,997,400
                                                                      ==========   ==========

----------
(a) This schedule does not reflect the timing of redemptions that may occur prior to maturity.
(b) The weighted-average rate for the year ended December 31, 2000 was 4.06% and for December 31, 1999 was 3.15%. Changes in short-term interest rates would affect the costs associated with this debt.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


(c) The weighted-average rate for the year ended December 31, 2000 was 7.33% and for December 31, 1999 was 6.8525%.
(d) We currently have outstanding $84 million of first mortgage bonds (senior note mortgage bonds) issued to the senior note trustee as collateral for the senior notes. The senior note mortgage bonds have the same interest rate, interest payment dates, maturity, and redemption provisions as the senior notes. Our payments of principal, premium, and/or interest on the senior notes satisfy our corresponding payment obligations on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank equally with the first mortgage bonds. When we repay all of our first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.
(e) The weighted-average rate for the year ended December 31, 2000 was 6.53% and for December 31, 1999 was 5.5%. Changes in short-term interest rates would affect the costs associated with this debt. At December 31, 2000, we had no long-term bank borrowings outstanding.
(f) Represents the present value of future lease payments (discounted at an interest rate of 7.48%) on a combined cycle plant that was sold and leased back. The capital lease was paid off early and the related asset was purchased in December 2000 (See Note 9).

     The following is a list of principal payments due on total long-term debt and sinking fund requirements through 2005:

                              (dollars in millions)

                         Year                      Amount
                        ------                     ------
                         2001                      $  250
                         2002                         125
                         2003                          --
                         2004                         205
                         2005                         400

     First mortgage bondholders share a lien on substantially all utility plant assets (other than nuclear fuel and transportation equipment). The mortgage bond indenture restricts the payment of common stock dividends under certain conditions. These conditions did not exist at December 31, 2000.

6. LINES OF CREDIT

     We had committed lines of credit with various banks of $250 million at December 31, 2000 and $350 million at December 31, 1999, which were available either to support the issuance of commercial paper or to be used for bank borrowings. The commitment fees at December 31, 2000 and 1999 for these lines of credit ranged from 0.09% to 0.125% per annum. We have no long-term bank borrowings at December 31, 2000 and $50 million outstanding at December 31, 1999.

     Our commercial paper borrowings outstanding were $82 million at December 31, 2000 and $38 million at December 31, 1999. The weighted average interest rate on commercial paper borrowings was 6.64% for the year ended December 31, 2000 and 5.33% for the year ended

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


December 31, 1999. By Arizona statute, our short-term borrowings cannot exceed 7% of our total capitalization unless approved by the ACC.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     We believe that the carrying amounts of our cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 2000 and 1999 due to their short maturities.

     We hold investments in debt and equity securities for purposes other than trading. The December 31, 2000 and 1999 fair values of such investments, which we determine by using quoted market values, approximate their carrying amount.

     The carrying value of our long-term debt (excluding a capitalized lease obligation) was $2.06 billion on December 31, 2000, with an estimated fair value of $2.11 billion. On December 31, 1999, the carrying value of our long-term debt (excluding a capitalized lease obligation) was $2.10 billion, with an estimated fair value of $2.08 billion. The fair value estimates are based on quoted market prices of the same or similar issues.

8. JOINTLY-OWNED FACILITIES

     We share ownership of some of our generating and transmission facilities with other companies. The following table shows our interest in those jointly-owned facilities at December 31, 2000. Our share of operating and maintaining these facilities is included in the income statement in operations and maintenance expense.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


                                           Percent                                 Construction
                                           Owned by     Plant in     Accumulated     Work in
                                           Company      Service     Depreciation     Progress
                                           --------    ----------   ------------     --------
                                                         (dollars in thousands)
Generating Facilities:
  Palo Verde Nuclear Generating Station
    Units 1 and 3                            29.1%     $1,824,480     $814,693        $ 7,414
  Palo Verde Nuclear Generating Station
    Unit 2 (see Note 9)                      17.0%        571,573      265,571         29,593
  Four Corners Steam Generating Station
    Units 4 and 5                            15.0%        152,717       75,797             --
  Navajo Steam Generating Station
    Units 1, 2, and 3                        14.0%        231,509       99,623          4,899
  Cholla Steam Generating Station
    Common Facilities (a)                    62.8%(b)      73,382       40,023            686
Transmission Facilities:
  ANPP 500KV System                          35.8%(b)      67,987       22,813             --
  Navajo Southern System                     31.4%(b)      27,290       17,804             55
  Palo Verde-Yuma 500KV System               23.9%(b)       9,712        3,844              1
  Four Corners Switchyards                   27.5%(b)       3,071        1,925             --
  Phoenix-Mead System                        17.1%(b)      36,418        2,681             --
  Palo Verde - Estrella 500KV System         50.0%(b)          --           --            610

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

     The average amounts to be paid for the Palo Verde Unit 2 leases are approximately $49 million per year for the years 2001-2015.

     In accordance with the 1999 Settlement Agreement, we are continuing to accelerate amortization of the regulatory asset for leases over an eight-year period that will end June 30, 2004 (see Note 1). The accelerated amortization is included in depreciation and amortization expense on

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


the Statements of Income. The balance of this regulatory asset at December 31, 2000 was $33 million.

     In December 2000, we purchased Units 1, 2, and 3 of West Phoenix Power Plant. These units were previously reflected as a capital lease.

     In addition, we lease certain land, buildings, equipment, and miscellaneous other items through operating rental agreements with varying terms, provisions, and expiration dates.

     Total lease expense was $53 million in 2000, $49 million in 1999, and $52 million in 1998.

     Estimated future minimum lease commitments, are approximately $64 million for each of the years 2001 to 2005 and $613 million thereafter.

10. INCOME TAXES

INCOME TAXES

     We are included in Pinnacle West's consolidated tax return. However, when Pinnacle West allocates income taxes to us, it does so based on our taxable income or loss alone. Because of a 1994 rate settlement agreement, we accelerated amortization of substantially all of our ITCs over a five-year period (1995-1999).

     Certain assets and liabilities are reported differently for income tax purposes than they are for financial statements. The tax effect of these differences is recorded as deferred taxes. We calculate deferred taxes using the current income tax rates.

     We have recorded a regulatory asset related to income taxes on our Balance Sheet in accordance with SFAS No. 71. This regulatory asset is for certain temporary differences, primarily the allowance for equity funds used during construction. We amortize this amount as the differences reverse. In accordance with the 1999 Settlement Agreement, we are continuing to accelerate our amortization of the regulatory asset for income taxes over an eight-year period that will end June 30, 2004 (see Note 1). We are including this accelerated amortization in depreciation and amortization expense on the Statements of Income. The components of income tax expense for continuing operations are:

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


                             (dollars in thousands)

                                                  Year Ended December 31,
                                            -----------------------------------
                                              2000         1999         1998
                                            ---------    ---------    ---------
Current
  Federal                                   $ 211,139    $ 175,227    $ 170,806
  State                                        50,252       41,541       42,652
                                            ---------    ---------    ---------
Total current                                 261,391      216,768      213,458

Deferred                                      (35,805)     (29,654)     (26,374)
ITC amortization                                 (269)     (27,626)     (27,628)
                                            ---------    ---------    ---------
Total expense                               $ 225,317    $ 159,488    $ 159,456
                                            =========    =========    =========

     The following chart compares pretax income at the 35% federal income tax rate to income tax expense:

                             (dollars in thousands)

                                                  Year Ended December 31,
                                            -----------------------------------
                                              2000         1999         1998
                                            ---------    ---------    ---------
Federal income tax expense at 35%
statutory rate                              $ 186,169    $ 149,710    $ 145,146
Increases (reductions) in tax expense
resulting from:
  Tax under book depreciation                  12,328       14,575       17,848
  ITC amortization                               (269)     (27,626)     (27,628)
  State income tax net of federal income
  tax benefit                                  23,714       24,135       23,024
  Other                                         3,375       (1,306)       1,066
                                            ---------    ---------    ---------
Income tax expense                          $ 225,317    $ 159,488    $ 159,456
                                            =========    =========    =========

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


The components of the net deferred income tax liability were as follows:

                             (dollars in thousands)

                                                        Year Ended December 31,
                                                        ------------------------
                                                           2000          1999
                                                        ----------    ----------
DEFERRED TAX ASSETS
  Deferred gain on Palo Verde Unit 2 sale/leaseback     $   27,056    $   29,446
  Other                                                    122,019       139,518
                                                        ----------    ----------
Total deferred tax assets                                  149,075       168,964
                                                        ----------    ----------
DEFERRED TAX LIABILITIES
  Plant-related                                          1,081,637     1,104,769
  Regulatory asset for income taxes                        172,082       234,117
                                                        ----------    ----------
Total deferred tax liabilities                           1,253,719     1,338,886
                                                        ----------    ----------
Accumulated deferred income taxes - net                 $1,104,644    $1,169,922
                                                        ==========    ==========

11. RETIREMENT PLANS AND OTHER BENEFITS

PENSION PLANS

     Through 1999, we sponsored defined benefit pension plans for our employees. As of January 1, 2000, this plan is sponsored by Pinnacle West. In 2000, we represent 71% of the total cost of this plan. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. The plan covers nearly all of our employees. Our employees do not contribute to this plan. Generally, we calculate the benefits under these plans based on age, years of service, and pay. We fund the plan by contributing at least the minimum amount required under Internal Revenue Service regulations but no more than the maximum tax-deductible amount. The assets in the plan at December 31, 2000 were mostly domestic and international common stocks and bonds and real estate.

     Pension expense, including administrative costs, was:

     *    $2 million in 2000;
     *    $4 million in 1999; and
     *    $10 million in 1998.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


     The following table shows the components of net pension cost before consideration of amounts capitalized or billed to others:

                             (dollars in thousands)

                                                      2000         1999         1998
                                                    --------     --------     --------
Service cost - benefits earned during the period    $ 24,197     $ 24,266     $ 24,126
Interest cost on projected benefit obligation         57,785       52,208       50,863
Expected return on plan assets                       (76,524)     (67,528)     (53,883)
Amortization of:
  Transition asset                                    (3,198)      (3,216)      (3,216)
  Prior service cost                                   2,059        2,063        2,063
Net actuarial gain                                    (1,617)          --           --
                                                    --------     --------     --------
Net periodic pension cost                           $  2,702     $  7,793     $ 19,953
                                                    ========     ========     ========

     The following table shows a reconciliation of the funded status of the plans to the amounts recognized in the balance sheets:

                             (dollars in thousands)

                                                             2000        1999
                                                           --------    --------
Fund status - pension plan assets more than (less than)
  projected benefit obligation                             $(22,438)   $ 37,784
Unrecognized net transition asset                           (16,745)    (19,943)
Unrecognized prior service cost                              18,440      20,499
Unrecognized net actuarial gains                            (20,075)    (99,602)
                                                           --------    --------
Net pension liability recognized in the balance sheets     $(40,818)   $(61,262)
                                                           ========    ========

     The following table sets forth the defined benefit pension plans' change in projected benefit obligation for the plan years 2000 and 1999:

                             (dollars in thousands)

                                                             2000        1999
                                                           --------    --------

Projected pension benefit obligation at beginning of year  $732,911    $721,229
Service cost                                                 24,197      24,266
Interest cost                                                57,785      52,208
Benefit payments                                            (30,498)    (29,444)
Actuarial (gains)/losses                                      3,461     (35,348)
                                                           --------    --------
Projected pension benefit obligation at end of year        $787,856    $732,911
                                                           ========    ========

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


     The following table sets forth the defined benefit pension plans' change in the fair value of plan assets for the plan years 2000 and 1999:

                             (dollars in thousands)

                                                           2000         1999
                                                         ---------    ---------

Fair value of pension plan assets at beginning of year   $ 770,695    $ 682,272
Actual return on plan assets                                 1,830       92,867
Employer contributions                                      23,391       25,000
Benefit payments                                           (30,498)     (29,444)
                                                         ---------    ---------
Fair value of pension plan assets at end of year         $ 765,418    $ 770,695
                                                         =========    =========

     We made the assumptions below to calculate the pension liability:

                                                           2000           1999
                                                           -----          -----

Discount rate                                               7.75%          7.75%
Rate of increase in compensation levels                     4.25%          4.25%
Expected long-term rate of return on assets                10.00%         10.00%

EMPLOYEE SAVINGS PLAN BENEFITS

     Through 1999, we sponsored defined contribution savings plans for our employees. As of January 1, 2000, this plan is sponsored by Pinnacle West. In 2000, we represent 92% of the total cost of this plan. In a defined contribution plan, the benefits a participant will receive result from regular contributions they make to a participant account. Under this plan, we make matching contributions to participant accounts. We recorded expenses for this plan of approximately $3 million for 2000 and $4 million for each of the years 1999 and 1998.

POSTRETIREMENT PLANS

     We provide medical and life insurance benefits to retired employees. Employees must retire to become eligible for these retirement benefits, which are based on years of service and age. For the medical insurance plans, retirees make contributions to cover a portion of the plan costs. For the life insurance plan, retirees do not make contributions to cover a portion of the plan costs. We retain the right to change or eliminate these benefits. In 2000, we represent 84% of the total cost of this plan.

     Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds. The postretirement benefit expense was:

     *    $ 2 million for 2000;
     *    $ 6 million for 1999; and
     *    $ 9 million for 1998.

     The following table shows the components of net periodic postretirement benefit costs before consideration of amounts capitalized or billed to others:

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


                             (dollars in thousands)

                                                      2000         1999         1998
                                                    --------     --------     --------
Service cost - benefits earned during the period    $  8,312     $  8,676     $  7,676
Interest cost on accumulated benefit obligation       19,169       17,188       15,610
Expected return on plan assets                       (22,381)     (18,454)     (12,001)
Amortization of:
  Transition obligation                                7,638        7,652        7,652
  Net actuarial gains                                 (7,931)      (5,095)      (2,927)
                                                    --------     --------     --------
Net periodic postretirement benefit cost            $  4,807     $  9,967     $ 16,010
                                                    ========     ========     ========

     The following table shows a reconciliation of the funded status of the plan to the amounts recognized in the balance sheets:

                             (dollars in thousands)

                                                           2000         1999
                                                         ---------    ---------
Funded status - postretirement plan assets more than
  (less than) projected benefit obligation               $ (12,786)   $  27,930
Unrecognized net obligation at transition                   91,844       99,482
Unrecognized net actuarial gains                           (79,596)    (127,338)
                                                         ---------    ---------
Net postretirement amount recognized in the balance
  sheets                                                 $    (538)   $      74
                                                         =========    =========

     The following table sets forth the postretirement benefit plans' change in accumulated benefit obligation for the plan years 2000 and 1999:

                             (dollars in thousands)

                                                           2000         1999
                                                         ---------    ---------
Accumulated postretirement benefit obligation at
  beginning of year                                      $ 229,608    $ 235,322
Service cost                                                 8,312        8,675
Interest cost                                               19,169       17,188
Benefit payments                                            (8,905)      (8,761)
Actuarial (gains) losses                                    13,756      (22,816)
                                                         ---------    ---------
Accumulated postretirement benefit obligation at
  end of year                                            $ 261,940    $ 229,608
                                                         =========    =========

     The following table sets forth the postretirement benefit plans' change in the fair value of plan assets for the plan years 2000 and 1999:

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                             (dollars in thousands)

                                                           2000         1999
                                                         ---------    ---------
Fair value of postretirement plan assets at beginning
  of year                                                $ 257,538    $ 213,410
Actual return on plan assets                                (4,436)      42,975
Employer contributions                                       4,957        9,914
Benefit payments                                            (8,905)      (8,761)
                                                         ---------    ---------
Fair value of postretirement plan assets at
  the end of year                                        $ 249,154    $ 257,538
                                                         =========    =========

     We made the assumptions below to calculate the postretirement liability:

                                                                2000       1999
                                                                -----      -----

Discount rate                                                   7.75%      7.75%
Expected long-term rate of return on assets - after tax         8.77%      8.77%
Initial health care cost trend rate - under age 65              7.00%      7.00%
Initial health care cost trend rate - age 65 and over           6.00%      6.00%
Ultimate health care cost trend rate (reached in the
  year 2002)                                                    5.00%      5.00%

     The following table shows the effect of a 1% increase or decrease in the health care cost trend rate:

                              (dollars in millions)

                                                      1% increase    1% decrease
                                                      -----------    -----------
Effect on 2000 cost of postretirement benefits
  other than pensions                                     $  5           $ (4)
Effect on the accumulated postretirement benefit
  obligation at December 31, 2000                           42            (34)

12. COMMITMENTS AND CONTINGENCIES

LITIGATION

     We are party to various claims, legal actions, and complaints arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial statements.

POWER SERVICE AGREEMENT

     We are a party to a power service agreement with Citizens Communications Company (Citizens) under which we supply Citizens with power. By letter dated March 7, 2001, Citizens advised us that it believes we have overcharged Citizens by over $50 million under the agreement since the summer of 2000. We believe that our charges to Citizens under the agreement are fully in accordance with the terms of the agreement and will vigorously defend any contrary claims raised by Citizens.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

PALO VERDE NUCLEAR GENERATING STATION

     Pursuant to the Nuclear Waste Policy Act of 1982, the DOE must accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. The United States Nuclear Regulatory Commission (NRC) requires operators of nuclear power reactors to enter into spent fuel disposal contracts with the DOE. Under the Nuclear Waste Policy Act of 1982, the DOE was to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998. The DOE has announced that such a permanent repository cannot be completed before 2010, and that it does not intend to begin accepting spent fuel prior to that date.

     In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision precluding the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision, a number of utilities filed damages actions against DOE in the Court of Federal Claims. In decisions that became final in December 2000, the United States Court of Appeals for the Federal Circuit held that utilities do not have to exhaust the DOE administrative claims before filing lawsuits for damages against the DOE in the Court of Federal Claims.

     We have existing fuel storage pools at Palo Verde and are in the process of completing construction of a new facility for on-site dry storage of spent fuel. With the existing storage pools and the addition of the new facility, we believe that spent fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the operating license for each Palo Verde unit.

     Although some low-level waste has been stored on-site in a low-level waste facility, we are currently shipping low-level waste to off-site facilities. We currently believe that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

     We currently estimate that we will incur $113 million (in 2000 dollars) over the life of Palo Verde for our share of the costs related to the on-site interim storage of spent nuclear fuel. As of December 31, 2000, we have recorded a liability and regulatory asset of $40 million for on-site interim nuclear fuel storage costs related to nuclear fuel burned to date.

     The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, we could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based upon our interest in the three Palo Verde units, our maximum potential assessment per incident for all three units is approximately $77 million, with an annual payment limitation of approximately $9 million.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

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

FUEL AND PURCHASED POWER COMMITMENTS

     We are a party to various fuel and purchased power contracts with terms expiring from 2001 through 2021 that include required purchase provisions. We estimate our 2001 contract requirements to be approximately $277 million in 2001; $145 million in 2002; $90 million in 2003; $83 million in 2004; and $55 million in 2005. However, this amount may vary significantly pursuant to certain provisions in such contracts that permit us to decrease our required purchases under certain circumstances.

     We must reimburse certain coal providers for amounts incurred for coal mine reclamation. We estimate our share of the total obligation to be about $103 million. The portion of the coal mine reclamation obligation related to coal already burned is about $58 million at December 31, 2000 and is included in "Deferred Credits-Other" in the Balance Sheet.

     A regulatory asset has been established for amounts not yet recovered from ratepayers. In accordance with the 1999 Settlement Agreement with the ACC, we are continuing to accelerate the amortization of the regulatory asset for coal mine reclamation over an eight-year period that will end June 30, 2004. Amortization is included in depreciation and amortization expense on the Statements of Income. The balance of the regulatory asset at December 31, 2000 was about $32 million.

     CALIFORNIA ENERGY MARKET ISSUES

     SCE and PG&E have publicly disclosed that their liquidity has been materially and adversely affected because of, among other things, their inability to pass on to ratepayers the prices each has paid for energy and ancillary services procured through the PX and the ISO.

     We are closely monitoring developments in the California energy market and the potential impact of these developments on us. We have evaluated, among other things, SCE's role as a Palo Verde and Four Corners participant; our transactions with the PX and the ISO; contractual relationships with SCE and PG&E; and power marketing exposures. Based upon the financial transactions to date, we do not believe the foregoing matters will have a material adverse effect on our financial position or liquidity. We cannot predict with certainty, however, the impact that any future resolution or attempted resolution, of the California energy market situation may have on us or the regional market in general.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

CONSTRUCTION PROGRAM

     Total capital expenditures in 2001 are estimated at $455 million.

13. NUCLEAR DECOMMISSIONING COSTS

     We recorded $11 million for nuclear decommissioning expense in each of the years 2000, 1999, and 1998. We estimate it will cost about $1.8 billion ($493 million in 2000) to decommission our share of the three Palo Verde units. The decommissioning costs are expected to be incurred over a 14-year period beginning in 2024. We charge decommissioning costs to expense over each unit's operating license term and includes them in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are recovered in rates.

     Our current estimates are based on a 1998 site-specific study for Palo Verde that assumes the prompt removal/dismantlement method of decommissioning. An independent consultant prepared this study. We are required to update the study every three years.

     To fund the costs we expect to incur to decommission the plant, we established external decommissioning trusts in accordance with NRC regulations. The trust accounts are reported in investments and other assets on the Balance Sheets at their market value of $205 million at December 31, 2000 and $176 million at December 31, 1999. We invest the trust funds primarily in fixed income securities and domestic stock and classify them as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation.

     See Note 2 for a proposed accounting standard on accounting for certain liabilities related to closure or removal of long-lived assets.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial information for 2000 and 1999 is as follows:

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                             (dollars in thousands)

                                                   2000
                               -------------------------------------------------
QUARTER ENDED                  March 31    June 30    September 30   December 31
                               --------    -------    ------------   -----------

Electric operating revenues    $445,981    $719,394     $1,565,622     $749,255
Operating income (a)           $ 66,094    $132,345     $  160,646     $ 91,810
Net income and
Earnings for Common Stock      $ 32,775    $ 95,851     $  124,231     $ 53,737

                             (dollars in thousands)

                                                   1999
                               -------------------------------------------------
QUARTER ENDED                  March 31    June 30    September 30   December 31
                               --------    -------    ------------   -----------

Electric operating revenues    $413,983    $511,434      $867,504      $499,877
Operating income (a)           $ 66,956    $ 98,503      $150,914      $ 72,551
Net Income/(Loss) (b)          $ 33,795    $ 69,542      $(10,377)     $ 35,477
Earnings/(Loss) for Common
  Stock                        $ 32,779    $ 69,542      $(10,377)     $ 35,477

----------
(a) Our utility business is seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.

(b) The quarter ending September 30, 1999 includes and extraordinary charge of $139,885, net of income taxes of $94,115.

15. STOCK-BASED COMPENSATION

     Pinnacle West offers two stock incentive plans for our officers and key employees.

     The plan provides for the granting of new options (which may be non-qualified stock options or incentive stock options) of up to 3.5 million shares at a price per option not less than the fair market value on the date the option is granted. Options vest one-third of the grant per year beginning one year after the date the option is granted and expire ten years from the date of the grant. The plan also provides for the granting of any combination of shares of restricted stock, stock appreciation rights or dividend equivalents.

     The awards outstanding under the incentive plans at December 31, 2000 approximate 1,569,171 non-qualified stock options, 193,992 shares of restricted stock, and no incentive stock options, stock appreciation rights or dividend equivalents.

     The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which was effective beginning in 1996. The statement encourages, but does not require, that a company record compensation expense based on the fair value of options granted (the fair value method). We continue to recognize expense based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     If we had recorded compensation expense based on the fair value method, our net income would have been reduced to the following pro forma amounts:

                             (dollars in thousands)

                                              2000          1999          1998
                                            --------      --------      --------
Net income
  As reported                               $306,594      $128,437      $255,247
  Pro forma (fair value method)             $305,610      $127,658      $254,640

     In order to present the pro forma information above, we calculated the fair value of each fixed stock option in the incentive plans using the Black-Scholes option-pricing model. The fair value was calculated based on the date the option was granted. The following weighted-average assumptions were also used in order to calculate the fair value of the stock options:

                                                       2000     1999      1998
                                                      -----     -----     -----

Risk-free interest rate                                5.81%     5.68%     4.54%
Dividend yield                                         3.48%     3.33%     3.03%
Volatility                                            32.00%    20.50%    18.80%
Expected life (months)                                   60        60        60

16. BUSINESS SEGMENTS

     We have two principal business segments (determined by products, services and regulatory environment) which consist of the transmission and distribution of electricity and wholesale activities (delivery business segment) and the generation of electricity (generation business segment). Eliminations primarily relate to intersegment sales of electricity. Financial data for the business segments is provided as follows:

               Business Segments For Year Ended December 31, 2000
                             (dollars in thousands)

                                 Generation      Delivery     Eliminations     Total
                                 ----------     ----------     ---------     ----------
Operating revenues               $  990,415     $3,480,252     $(990,415)    $3,480,252
Operating expense                   597,948      2,814,259      (990,415)     2,421,792
                                 ----------     ----------     ---------     ----------
Operating margin                    392,467        665,993            --      1,058,460
Depreciation and Amortization       125,220        263,440            --        388,660
Interest                             41,808         96,081            --        137,889
                                 ----------     ----------     ---------     ----------
Pretax margin                       225,439        306,472            --        531,911
Income taxes                         88,755        136,562            --        225,317
                                 ----------     ----------     ---------     ----------
Earnings for common stock        $  136,684     $  169,910     $      --     $  306,594
                                 ==========     ==========     =========     ==========
Total assets                     $2,377,499     $4,022,216     $      --     $6,399,715
                                 ==========     ==========     =========     ==========
Capital expenditures             $  186,521     $  285,455     $      --     $  471,976
                                 ==========     ==========     =========     ==========

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


               Business Segments For Year Ended December 31, 1999
                             (dollars in thousands)

                                        Generation     Delivery    Eliminations     Total
                                        ----------    ----------    ----------    ----------
Operating revenues                      $  853,755    $2,292,798    $ (853,755)   $2,292,798
Operating expense                          522,925     1,672,169      (853,755)    1,341,339
                                        ----------    ----------    ----------    ----------
Operating margin                           330,830       620,629            --       951,459
Depreciation and Amortization              121,683       260,374            --       382,057
Interest and preferred stock dividend
requirements
                                            40,753       101,855            --       142,608
                                        ----------    ----------    ----------    ----------
Pretax margin                              168,394       258,400            --       426,794
Income taxes                                47,976       111,512            --       159,488
Extraordinary charge - net
  of income tax of $94,115
                                                --       139,885            --       139,885
                                        ----------    ----------    ----------    ----------
Earnings for common stock               $  120,418    $    7,003    $       --    $  127,421
                                        ==========    ==========    ==========    ==========
Total assets                            $2,371,014    $3,746,611    $       --    $6,117,624
                                        ==========    ==========    ==========    ==========

Capital expenditures                    $   90,285    $  241,469    $       --    $  331,754
                                        ==========    ==========    ==========    ==========

               Business Segments For Year Ended December 31, 1998
                             (dollars in thousands)

                                        Generation     Delivery    Eliminations     Total
                                        ----------    ----------    ----------    ----------
Operating revenues                      $  858,340    $2,006,398    $ (858,340)   $2,006,398
Operating expense                          522,696     1,414,753      (858,340)    1,079,109
                                        ----------    ----------    ----------    ----------
Operating margin                           335,644       591,645            --       927,289
Depreciation and Amortization              135,406       241,168            --       376,574
Interest and preferred stock
  dividend requirements                     37,045       108,670            --       145,715
                                        ----------    ----------    ----------    ----------
Pretax margin                              163,193       241,807            --       405,000
Income taxes                                49,969       109,487            --       159,456
                                        ----------    ----------    ----------    ----------
Earnings for common stock               $  113,224    $  132,320    $       --    $  245,544
                                        ==========    ==========    ==========    ==========
Total assets                            $2,399,560    $3,993,739    $       --    $6,393,299
                                        ==========    ==========    ==========    ==========
Capital expenditures                    $   85,767    $  241,638    $       --    $  327,405
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

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
  3.1           Bylaws, amended as of               3.1 to 1995 Form 10-K             1-4473            3-29-96
                February 20, 1996                   Report

  3.2           Resolution of Board of              3.2 to 1994 Form 10-K             1-4473            3-30-95
                Directors temporarily               Report
                suspending Bylaws in part

  3.3           Articles of Incorporation,          4.2 to Form S-3                   1-4473            9-29-93
                restated as of May 25, 1988         Registration Nos.
                                                    33-33910 and 33-55248 by
                                                    means of September 24,
                                                    1993 Form 8-K Report

  4.1           Mortgage and Deed of Trust          4.1 to September 1992             1-4473            11-9-92
                Relating to the Company's           Form 10-Q Report
                First Mortgage Bonds,
                together with forty-eight
                indentures supplemental
                thereto

  4.2           Forty-ninth Supplemental            4.1 to 1992 Form 10-K             1-4473            3-30-93
                Indenture                           Report

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------

  4.3           Fiftieth Supplemental               4.2 to 1993 Form 10-K             1-4473            3-30-94
                Indenture                           Report

  4.4           Fifty-first Supplemental            4.1 to August 1, 1993             1-4473            9-27-93
                Indenture                           Form 8-K Report

  4.5           Fifty-second Supplemental           4.1 to September 30, 1993         1-4473            11-15-93
                Indenture                           Form 10-Q Report

  4.6           Fifty-third Supplemental            4.5 to Registration               1-4473            3-1-94
                Indenture                           Statement No. 33-61228
                                                    by means of February 23,
                                                    1994 Form 8-K Report

  4.7           Fifty-fourth Supplemental           4.1 to Registration               1-4473            11-22-96
                Indenture                           Statements Nos. 33-61228,
                                                    33-55473, 33-64455 and
                                                    333-15379 by means of
                                                    November 19, 1996
                                                    Form 8-K Report

  4.8           Fifty-fifth Supplemental            4.8 to Registration               1-4473            4-9-97
                Indenture                           Statement Nos. 33-55473,
                                                    33-64455 and 333-15379
                                                    by means of April 7, 1997
                                                    Form 8-K Report

  4.9           Agreement, dated March 21,          4.1 to 1993 Form 10-K             1-4473            3-30-94
                1994, relating to the filing        Report
                of instruments defining the
                rights of holders of long-term
                debt not in excess of 10% of
                the Company's total assets

  4.10          Indenture dated as of January       4.6 to Registration               1-4473            1-11-95
                1, 1995 among the Company           Statement Nos. 33-61228
                and The Bank of New York,           and 33-55473 by means of
                as Trustee                          January 1, 1995 Form 8-K
                                                    Report

  4.11          First Supplemental Indenture        4.4 to Registration               1-4473            1-11-95
                dated as of January 1, 1995         Statement Nos. 33-61228
                                                    and 33-55473 by means of
                                                    January 1, 1995 Form 8-K
                                                    Report

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
  4.12          Indenture dated as of               4.5 to Registration               1-4473            11-22-96
                November 15, 1996 among             Statements Nos. 33-61228,
                the Company and The Bank            33-55473, 33-64455 and
                of New York, as Trustee             333-15379 by means of
                                                    November 19, 1996
                                                    Form 8-K Report

  4.13          First Supplemental Indenture        4.6 to Registration               1-4473            11-22-96
                                                    Statements Nos. 33-61228,
                                                    33-55473, 33-64455 and
                                                    333-15379 by means of
                                                    November 19, 1996
                                                    Form 8-K Report

  4.14          Second Supplemental Inden-          4.10 to Registration              1-4473            4-9-97
                ture dated as of April 1, 1997      Statement Nos. 33-55473,
                                                    33-64455 and 333-15379
                                                    by means of April 7, 1997
                                                    Form 8-K Report

  4.15          Indenture dated as of January       4.10 to Registration              1-4473            1-16-98
                15, 1998 among the Company          Statement Nos. 333-15379
                and The Chase Manhattan             and 333-27551 by means
                Bank, as Trustee                    of January 13, 1998
                                                    Form 8-K Report

  4.16          First Supplemental Indenture        4.3 to Registration               1-4473            1-16-98
                dated as of January 15, 1998        Statement Nos. 333-15379
                                                    and 333-27551 by means
                                                    of January 13, 1998
                                                    Form 8-K Report

  4.17          Second Supplemental                 4.3 to Registration               1-4473            2-22-99
                Indenture dated as of               Statement Nos. 333-27551
                February 15, 1999                   and 333-58445 by means of
                                                    February 18, 1999
                                                    Form 8-K Report

  4.18          Third Supplemental Indenture        4.5 to Registration               1-4473            11-5-99
                dated as of November 1, 1999        Statement No. 333-58445
                                                    by means of November 2,
                                                    1999 Form 8-K Report

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
  4.19          Fourth Supplemental Inden-          4.1 to Registration               1-4473            8-4-00
                ture dated as of August 1,          Statement Nos. 333-58445
                2000                                and 333-94277 by means
                                                    of August 2, 2000 Form
                                                    8-K Report

10.1            Two separate                        10.2 to September 1991            1-4473            11-14-91
                Decommissioning Trust               Form 10-Q
                Agreements (relating to
                PVNGS Units 1 and 3,
                respectively), each dated
                July 1, 1991, between the
                Company and Mellon Bank,
                N.A., as Decommissioning
                Trustee

10.2            Amendment No. 1 to                  10.1 to 1994 Form 10-K            1-4473            3-30-95
                Decommissioning Trust               Report
                Agreement (PVNGS Unit 1)
                dated as of December 1,
                1994

10.3            Amendment No. 2 to                  10.4 to 1996 Form 10-K            1-4473            3-28-97
                Decommissioning Trust               Report
                Agreement (PVNGS
                Unit 1) dated as of
                July 1, 1991

10.4            Amendment No. 1 to                  10.2 to 1994 Form 10-K            1-4473            3-30-95
                Decommissioning Trust               Report
                Agreement (PVNGS
                Unit 3) dated as of
                December 1, 1994

10.5            Amendment No. 2 to                  10.6 to 1996 Form 10-K            1-4473            3-28-97
                Decommissioning Trust               Report
                Agreement (PVNGS
                Unit 3) dated as of
                July 1, 1991

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
10.6            Amended and Restated                10.1 to Pinnacle West             1-8962            3-26-92
                Decommissioning Trust               1991 Form 10-K Report
                Agreement (PVNGS Unit 2)
                dated as of January 31, 1992,
                among the Company, Mellon
                Bank, N.A., as Decommissioning
                Trustee, and State Street Bank
                and Trust Company, as successor
                to The First National Bank of
                Boston, as Owner Trustee under
                two separate Trust Agreements,
                each with a separate Equity
                Participant, and as Lessor
                under two separate Facility
                Leases, each relating to an
                undivided interest in PVNGS
                Unit 2

10.7            First Amendment to Amended          10.2 to 1992 Form 10-K            1-4473            3-30-93
                and Restated                        Report
                Decommissioning Trust
                Agreement (PVNGS
                Unit 2), dated as of
                November 1, 1992

10.8            Amendment No. 2 to                  10.3 to 1994 Form 10-K            1-4473            3-30-95
                Amended and Restated                Report
                Decommissioning Trust
                Agreement (PVNGS
                Unit 2) dated as of
                November 1, 1994

10.9            Amendment No. 3 to                  10.1 to June 1996 Form            1-4473            8-9-96
                Amended and Restated                10-Q Report
                Decommissioning Trust
                Agreement (PVNGS
                Unit 2) dated as of
                January 31, 1992

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
10.10           Amendment No. 4 to                  10.5 to 1996 Form 10-K            1-4473            3-28-97
                Amended and Restated                Report
                Decommissioning Trust
                Agreement (PVNGS
                Unit 2) dated as of
                January 31, 1992

10.11           Asset Purchase and Power            10.1 to June 1991 Form            1-4473            8-8-91
                Exchange Agreement dated            10-Q Report
                September 21, 1990 between
                the Company and PacifiCorp,
                as amended as of October 11,
                1990 and as of July 18, 1991

10.12           Long-Term Power Trans-              10.2 to June 1991 Form            1-4473            8-8-91
                actions Agreement dated             10-Q Report
                September 21, 1990
                between the Company and
                PacifiCorp, as amended as
                of October 11, 1990 and
                as of July 8, 1991

10.13           Contract, dated July 21, 1984,      10.31 to Pinnacle West's          2-96386           3-13-85
                with DOE providing for the          Form S-14 Registration
                disposal of nuclear fuel            Statement
                and/or high-level radioactive
                waste, ANPP

10.14           Amendment No. 1 dated               10.3 to 1995 Form 10-K            1-4473            3-29-96
                April 5, 1995 to the Long-          Report
                Term Power Transactions
                Agreement and Asset Purchase
                and Power Exchange Agree-
                ment between PacifiCorp and
                the Company

10.15           Restated Transmission               10.4 to 1995 Form 10-K            1-4473            3-29-96
                Agreement between                   Report
                PacifiCorp and the Company
                dated April 5, 1995

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
10.16           Contract among PacifiCorp,          10.5 to 1995 Form 10-K            1-4473            3-29-96
                the Company and United              Report
                States Department of Energy
                Western Area Power
                Administration, Salt Lake
                Area Integrated Projects
                for Firm Transmission
                Service dated May 5, 1995

10.17           Reciprocal Transmission             10.6 to 1995 Form 10-K            1-4473            3-29-96
                Service Agreement between           Report
                the Company and PacifiCorp
                dated as of March 2, 1994

10.18           Indenture of Lease with             5.01 to Form S-7                  2-59644           9-1-77
                Navajo Tribe of Indians,            Registration Statement
                Four Corners Plant

10.19           Supplemental and Additional         5.02 to Form S-7                  2-59644           9-1-77
                Indenture of Lease, including       Registration Statement
                amendments and supplements
                to original lease with Navajo
                Tribe of Indians, Four
                Corners Plant

10.20           Amendment and Supplement            10.36 to Registration             1-8962            7-25-85
                No. 1 to Supplemental and           Statement on Form 8-B of
                Additional Indenture of             Pinnacle West
                Lease, Four Corners, dated
                April 25,1985

10.21           Application and Grant of            5.04 to Form S-7                  2-59644           9-1-77
                multi-party rights-of-way           Registration Statement
                and easements, Four
                Corners Plant Site

10.22           Application and Amendment           10.37 to Registration             1-8962            7-25-85
                No. 1 to Grant of multi-party       Statement on Form 8-B of
                rights-of-way and easements,        Pinnacle West
                Four Corners Power Plant
                Site, dated April 25, 1985

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
10.23           Four Corners Project                10.7 to Pinnacle West             1-8962            3-14-01
                Co-Tenancy Agreement                2000 Form 10-K Report
                Amendment No. 6

10.24           Application and Grant of            5.05 to Form S-7                  2-59644           9-1-77
                Arizona Public Service              Registration Statement
                Company rights-of-way
                and easements, Four
                Corners Plant Site

10.25           Application and Amendment           10.38 to Registration             1-8962            7-25-85
                No. 1 to Grant of Arizona           Statement on Form 8-B of
                Public Service Company              Pinnacle West
                rights-of-way and easements,
                Four Corners Power Plant
                Site, dated April 25, 1985

10.26           Indenture of Lease, Navajo          5(g) to Form S-7                  2-36505           3-23-70
                Units 1, 2, and 3                   Registration Statement

10.27           Application and Grant of            5(h) to Form S-7                  2-36505           3-23-70
                rights-of-way and ease-             Registration Statement
                ments, Navajo Plant

10.28           Water Service Contract              5(l) to Form S-7                  2-39442           3-16-71
                Assignment with the United          Registration Statement
                States Department of
                Interior, Bureau of
                Reclamation, Navajo Plant

10.29           Arizona Nuclear Power               10.1 to 1988 Form 10-K            1-4473            3-8-89
                Project Participation Agree-        Report
                ment, dated August 23, 1973,
                among the Company, Salt
                River Project Agricultural
                Improvement and Power
                District, Southern California
                Edison Company, Public
                Service Company of New
                Mexico, El Paso Electric
                Company, Southern
                California Public Power
                Authority, and Department
                of Water and Power of the
                City of Los Angeles, and
                amendments 1-12 thereto

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
10.30           Amendment No. 13 dated as           10.1 to March 1991 Form           1-4473            5-15-91
                of April 22, 1991, to Arizona       10-Q Report
                Nuclear Power Project Partici-
                pation Agreement, dated
                August 23, 1973, among
                the Company, Salt River
                Project Agricultural Improve-
                ment and Power District,
                Southern California Edison
                Company, Public Service
                Company of New Mexico,
                El Paso Electric Company,
                Southern California Public
                Power Authority, and
                Department of Water and
                Power of the City of Los
                Angeles

10.31           Amendment No. 14, to                10.4 to the Pinnacle West         1-8962            8-14-00
                Arizona Nuclear Power               June 30, 2000 Form 10-Q
                Project Participation               Report
                Agreement, dated August
                23, 1973, among the
                Company, Salt River
                Project Agricultural Improve-
                ment and Power District,
                Southern California Edison
                Company, Public Service
                Company of New Mexico,
                El Paso Electric Company,
                Southern California Public
                Power Authority, and
                Department of Water and
                Power of the City of
                Los Angeles

10.32c          Facility Lease, dated as of         4.3 to Form S-3                   33-9480           10-24-86
                August 1, 1986, between             Registration Statement
                State Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, in its capacity as
                Owner Trustee, as Lessor,
                and the Company, as Lessee

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
10.33c          Amendment No. 1, dated as           10.5 to September 1986            1-4473            12-4-86
                of November 1, 1986, to             Form 10-Q Report by
                Facility Lease, dated as of         means of Amendment No.
                August 1, 1986, between             1 on December 3, 1986
                State Street Bank and Trust         Form 8
                Company, as successor to
                The First National Bank of
                Boston, in its capacity as
                Owner Trustee, as Lessor,
                and the Company, as Lessee

10.34c          Amendment No. 2 dated as            10.3 to 1988 Form 10-K            1-4473            3-8-89
                of June 1, 1987 to Facility         Report
                Lease dated as of August 1,
                1986between State Street
                Bank and Trust Company,
                as successor to The First
                National Bank of Boston, as
                Lessor, and APS, as Lessee

10.35c          Amendment No. 3, dated as           10.3 to 1992 Form 10-K            1-4473            3-30-93
                of March 17, 1993, to               Report
                Facility Lease, dated as
                of August 1, 1986, between
                State Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, as Lessor, and the
                Company, as Lessee

10.36           Facility Lease, dated as of         10.1 to November 18, 1986         1-4473            1-20-87
                December 15, 1986, between          Form 8-K Report
                State Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, in its capacity as
                Owner Trustee, as Lessor,
                and the Company, as Lessee

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
10.37           Amendment No. 1, dated as of        4.13 to Form S-3                  1-4473            8-24-87
                August 1, 1987, to Facility         Registration Statement
                Lease, dated as of December         No. 33-9480 by means of
                15, 1986, between State Street      August 1, 1987 Form 8-K
                Bank and Trust Company, as          Report
                successor to The First
                National Bank of Boston, as
                Lessor, and the Company, as
                Lessee

10.38           Amendment No. 2, dated as           10.4 to 1992 Form 10-K            1-4473            3-30-93
                of March 17, 1993, to               Report
                Facility Lease, dated as
                of December 15, 1986,
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston,
                as Lessor, and the Company,
                as Lessee

10.39a          Directors' Deferred                 10.1 to June 1986 Form            1-4473            8-13-86
                Compensation Plan, as               10-Q Report
                restated, effective January 1,
                1986

10.40a          Second Amendment to the             10.2 to 1993 Form 10-K            1-4473            3-30-94
                Arizona Public Service              Report
                Company Directors'
                Deferred Compensation
                Plan, effective as of
                January 1, 1993

10.41a          Third Amendment to the              10.1 to September 1994            1-4473            11-10-94
                Arizona Public Service              Form 10-Q
                Company Directors'
                Deferred Compensation
                Plan effective as of
                May 1, 1993

10.42a          Fourth Amendment dated              10.8 to Pinnacle West's           1-8962            3-30-00
                December 28, 1999 to the            1999 Form 10-K
                Arizona Public Service
                Company Directors
                Deferred Compensation
                Plan

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
10.43a          Arizona Public Service              10.4 to 1988 Form 10-K            1-4473            3-8-89
                Company Deferred                    Report
                Compensation Plan, as
                restated, effective January
                1, 1984, and the second and
                third amendments thereto,
                dated December 22, 1986, and
                December 23, 1987, respectively

10.44a          Third Amendment to the              10.3 to 1993 Form 10-K            1-4473            3-30-94
                Arizona Public Service              Report
                Company Deferred
                Compensation Plan, effective
                as of January 1, 1993

10.45a          Fourth Amendment to the             10.2 to September 1994            1-4473            11-10-94
                Arizona Public Service              Form 10-Q Report
                Company Deferred
                Compensation Plan effective
                as of May 1, 1993

10.46a          Fifth Amendment to the              10.3 to 1997 Form 10-K            1-4473            3-28-97
                Arizona Public Service              Report
                Company Deferred
                Compensation Plan

10.47a          Sixth Amendment to                  10.8 to Pinnacle West             1-8962            3-14-01
                Arizona Public Service              2000 Form 10-K Report
                Company Deferred
                Compensation Plan

10.48a          Pinnacle West Capital               10.10 to 1995 Form 10-K           1-4473            3-29-96
                Corporation, Arizona Public         Report
                Service Company, SunCor
                Development Company
                and El Dorado Investment
                Company Deferred
                Compensation Plan as
                amended and restated
                effective January 1, 1996

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
10.49a          First Amendment effective as        10.6 to Pinnacle West's           1-8962            3-30-00
                of January 1, 1999, to the          1999 Form 10-K Report
                Pinnacle West Capital
                Corporation, Arizona Public
                Service Company, SunCor
                Development Company and
                El Dorado Investment
                Company Deferred Compen-
                sation Plan

10.50a          Second Amendment effective          10.10 to Pinnacle West's          1-8962            3-30-00
                as of January 1, 2000, to the       1999 Form 10-K Report
                Pinnacle West Capital
                Corporation, Arizona Public
                Service Company, SunCor
                Development Company and
                El Dorado Investment
                Company Deferred Compen-
                sation Plan

10.51a          Pinnacle West Capital               10.13 to Pinnacle West's          1-8962            3-30-00
                Corporation Supplemental            1999 Form 10-K Report
                Excess Benefit Retirement
                Plan, as amended and
                restated, dated December 7,
                1999

10.52a          Pinnacle West Capital               10.7 to 1994 Form 10-K            1-4473            3-30-95
                Corporation and Arizona             Report
                Public Service Company
                Directors' Retirement Plan
                effective as of January 1,
                1995

10.53a          Pinnacle West Capital               99.2 to Pinnacle West's           1-8962            7-3-00
                Corporation and Arizona             Registration Statement on
                Public Service Company              Form S-8 No. 333-40796
                Directors' Retirement Plan,
                as amended and restated on
                June 21, 2000

10.54a          Arizona Public Service              10.1 to September 1997            1-4473            11-12-97
                Company Director                    Form 10-K Report
                Equity Plan

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
10.55a          Letter Agreement dated              10.6 to 1994 Form 10-K            1-4473            3-30-95
                December 21, 1993, between          Report
                the Company and William L.
                Stewart

10.56a          Letter Agreement dated              10.8 to 1996 Form 10-K            1-4473            3-28-97
                August 16, 1996 between             Report
                the Company and
                William L. Stewart

10.57a          Letter Agreement between            10.2 to September 1997            1-4473            11-12-97
                the Company and                     Form 10-Q Report
                William L. Stewart

10.58a          Letter Agreement dated              10.9 to Pinnacle West's           1-8962            3-30-00
                December 13, 1999 between           1999 Form 10-K Report
                the Company and
                William L. Stewart

10.59a          Letter Agreement dated as           10.8 to 1995 Form 10-K            1-4473            3-29-96
                of January 1, 1996 between          Report
                the Company and Robert G.
                Matlock & Associates, Inc.
                for consulting services

10.60a          Letter Agreement dated              10.17 to Pinnacle West's          1-8962            3-30-00
                October 3, 1997 between             1999 Form 10-K Report
                the Company and James M.
                Levine

10.61ad         Key Executive Employment            10.1 to Pinnacle West's           1-8962            8-16-99
                and Severance Agreement             June 1999 Form 10-Q
                between Pinnacle West and           Report
                certain executive officers of
                Pinnacle West and its
                subsidiaries

10.62a          Pinnacle West Capital               10.1 to 1992 Form 10-K            1-4473            3-30-93
                Corporation Stock Option            Report
                and Incentive Plan

10.63a          First Amendment dated               10.11 to Pinnacle West's          1-8962            3-30-00
                December 7, 1999 to the             1999 Form 10-K Report
                Pinnacle West Capital
                Corporation Stock Option
                and Incentive Plan

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
10.64a          Pinnacle West Capital               A to the Proxy Statement          1-8962            4-16-94
                Corporation 1994 Long-              for the Plan Report
                Term Incentive Plan                 Pinnacle West 1994
                effective as of                     Annual Meeting of
                March 23, 1994                      Shareholders

10.65a          First Amendment dated               10.12 to Pinnacle West's          1-8962            3-30-00
                December 7, 1999, to the            1999 Form 10-K Report
                Pinnacle West Capital
                Corporation 1994 Long-
                Term Incentive Plan

10.66a          Trust for the Pinnacle West         10.14 to Pinnacle West's          1-8962            3-30-00
                Capital Corporation, Arizona        1999 Form 10-K Report
                Public Service Company
                and SunCor Development
                Company Deferred
                Compensation Plans
                dated August 1, 1996

10.67a          First Amendment dated               10.15 to Pinnacle West's          1-8962            3-30-00
                December 7, 1999, to the            1999 Form 10-K Report
                Trust for the Pinnacle West
                Capital Corporation, Arizona
                Public Service Company and
                SunCor Development
                Company Deferred
                Compensation Plans

10.68a          2001 Management Variable            10.4 to Pinnacle West's           1-8962            3-14-01
                Incentive Plan (APS)                1999 Form 10-K Report

10.69a          2001 Senior Management              10.5 to Pinnacle West's           1-8962            3-14-01
                Variable Incentive Plan (APS)       1999 Form 10-K Report

10.70a          2001 Officer Variable               10.6 to Pinnacle West's           1-8962            3-14-01
                Incentive Plan (APS)                1999 Form 10-K Report

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
10.71           Agreement No. 13904 (Option         10.3 to 1991 Form 10-K            1-4473            3-19-92
                and Purchase of Effluent)           Report
                with Cities of Phoenix,
                Glendale, Mesa, Scottsdale,
                Tempe, Town of Youngtown,
                and Salt River Project
                Agricultural Improvement and
                Power District, dated April 23,
                1973

10.72           Agreement for the Sale and          10.4 to 1991 Form 10-K            1-4473            3-19-92
                Purchase of Wastewater              Report
                Effluent with City of
                Tolleson and Salt River
                Agricultural Improvement
                and Power District, dated
                June 12, 1981,including
                Amendment No. 1 dated
                as of November 12, 1981
                and Amendment No. 2
                dated as of June 4, 1986

10.73           Territorial Agreement               10.1 to March 1998                1-4473            5-15-98
                between the Company                 Form 10-Q Report
                and Salt River Project

10.74           Power Coordination                  10.2 to March 1998                1-4473            5-15-98
                Agreement between                   Form 10-Q Report
                the Company and Salt
                River Project

10.75           Memorandum of Agreement             10.3 to March 1998                1-4473            5-15-98
                between the Company and             Form 10-Q Report
                Salt River Project

10.76           Addendum to Memorandum              10.2 to May 19, 1998              1-4473            6-26-98
                of Agreement between the            Form 8-K Report
                Company and Salt River
                Project dated as of May
                19, 1998

99.1            Collateral Trust Indenture          4.2 to 1992 Form 10-K             1-4473            3-30-93
                among PVNGS II Funding              Report
                Corp., Inc., the Company and
                Chemical Bank, as Trustee

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
99.2            Supplemental Indenture to           4.3 to 1992 Form 10-K             1-4473            3-30-93
                Collateral Trust Indenture          Report
                among PVNGS II Funding
                Corp., Inc., the Company and
                Chemical Bank, as Trustee

99.3c           Participation Agreement,            28.1 to September 1992            1-4473            11-9-92
                dated as of August 1, 1986,         Form 10-Q Report
                among PVNGS Funding
                Corp., Inc., Bank of America
                National Trust and Savings
                Association, State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, in
                its individual capacity and as
                Owner Trustee, Chemical
                Bank, in its individual
                capacity and as Indenture
                Trustee, the Company, and
                the Equity Participant named
                therein

99.4c           Amendment No. 1 dated as            10.8 to September 1986            1-4473            12-4-86
                of November 1, 1986, to             Form 10-Q Report by
                Participation Agreement,            means of Amendment No.
                dated as of August 1,1986,          1, on December 3, 1986
                among PVNGS Funding                 Form 8
                Corp., Inc., Bank of America
                National Trust and Savings
                Association, State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, in
                its individual capacity and as
                Owner Trustee, Chemical
                Bank, in its individual
                capacity and as Indenture
                Trustee, the Company, and
                the Equity Participant named
                therein

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
99.5c           Amendment No. 2, dated as           28.4 to 1992 Form 10-K            1-4473            3-30-93
                of March 17, 1993, to               Report
                Participation Agreement,
                dated as of August 1, 1986,
                among PVNGS Funding
                Corp., Inc., PVNGS II
                Funding Corp., Inc., State
                Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, in its individual
                capacity and as Owner
                Trustee, Chemical Bank, in
                its individual capacity and
                as Indenture Trustee, the
                Company, and the Equity
                Participant named therein

99.6c           Trust Indenture, Mortgage,          4.5 to Form S-3                   33-9480           10-24-86
                Security Agreement and              Registration Statement
                Assignment of Facility Lease,
                dated as of August 1, 1986,
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

99.7c           Supplemental Indenture No.          10.6 to September 1986            1-4473            12-4-86
                1, dated as of November 1,          Form 10-Q Report by
                1986 to Trust Indenture,            means of Amendment No.
                Mortgage, Security Agree-           1 on December 3, 1986
                ment and Assignment of              Form 8
                Facility Lease, dated as of
                August 1, 1986, between
                State Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, as Owner Trustee,
                and Chemical Bank, as
                Indenture Trustee

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
99.8c           Supplemental Indenture No. 2        4.4 to 1992 Form 10-K             1-4473            3-30-93
                to Trust Indenture, Mortgage,       Report
                Security Agreement and
                Assignment of Facility Lease,
                dated as of August 1, 1986,
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

99.9c           Assignment, Assumption and          28.3 to Form S-3                  33-9480           10-24-86
                Further Agreement, dated as         Registration Statement
                of August 1, 1986, between
                the Company and State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee

99.10c          Amendment No. 1, dated              10.10 to September 1986           1-4473            12-4-86
                as of November 1, 1986, to          Form 10-Q Report by
                Assignment, Assumption and          means of Amendment No.
                Further Agreement, dated as         1 on December 3, 1986
                of August 1, 1986, between          Form 8
                the Company and State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee

99.11c          Amendment No. 2, dated              28.6 to 1992 Form 10-K            1-4473            3-30-93
                as of March 17, 1993, to            Report
                Assignment, Assumption and
                Further Agreement, dated as
                of August 1, 1986, between
                the Company and State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
99.12           Participation Agreement,            28.2 to September 1992            1-4473            11-9-92
                dated as of December 15,            Form 10-Q Report
                1986, among PVNGS
                Funding Corp., Inc., State
                Street Bank and Trust
                Company, as successor
                to The First National Bank
                of Boston, in its individual
                capacity and as Owner
                Trustee, Chemical Bank,
                in its individual capacity
                and as Indenture Trustee
                under a Trust Indenture,
                the Company, and the
                Owner Participant named
                therein

99.13           Amendment No. 1, dated              28.20 to Form S-3                 1-4473            8-10-87
                as of August 1, 1987, to            Registration Statement
                Participation Agreement,            No. 33-9480 by means of a
                dated as of December 15,            November 6, 1986 Form
                1986, among PVNGS                   8-K Report
                Funding Corp., Inc. as
                Funding Corporation, State
                Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, as Owner Trustee,
                Chemical Bank, as Indenture
                Trustee, the Company, and
                the Owner Participant named
                therein

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
99.14           Amendment No. 2, dated              28.5 to 1992 Form 10-K            1-4473            3-30-93
                as of March 17, 1993, to            Report
                Participation Agreement,
                dated as of December 15,
                1986, among PVNGS Fund-
                ing Corp., Inc., PVNGS II
                Funding Corp., Inc., State
                Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, in its individual
                capacity and as Owner
                Trustee, Chemical Bank, in
                its individual capacity and
                as Indenture Trustee, the
                Company, and the Owner
                Participant named therein

99.15           Trust Indenture, Mortgage,          10.2 to November 18, 1986         1-4473            1-20-87
                Security Agreement and              Form 8-K Report
                Assignment of Facility
                Lease, dated as of December
                15, 1986, between State
                Street Bank and Trust
                Company, as successor to
                The First National Bank
                of Boston, as Owner
                Trustee, and Chemical
                Bank, as Indenture Trustee

99.16           Supplemental Indenture No.          4.13 to Form S-3                  1-4473            8-24-87
                1, dated as of August 1, 1987,      Registration Statement
                to Trust Indenture, Mortgage,       No. 33-9480 by means of
                Security Agreement and              August 1, 1987 Form 8-K
                Assignment of Facility              Report
                Lease, dated as of December
                15, 1986, between State
                Street Bank and Trust
                Company, as successor to
                The First National Bank
                of Boston, as Owner
                Trustee, and Chemical Bank,
                as Indenture Trustee

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
99.17           Supplemental Indenture              4.5 to 1992 Form 10-K             1-4473            3-30-93
                No. 2 to Trust Indenture,           Report
                Mortgage, Security Agree-
                ment and Assignment of
                Facility Lease, dated as of
                December 15, 1986,
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston,
                as Owner Trustee, and
                Chemical Bank, as Indenture
                Trustee

99.18           Assignment, Assumption and          10.5 to November 18, 1986         1-4473            1-20-87
                Further Agreement, dated as         Form 8-K Report
                of December 15, 1986,
                between the Company and
                State Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, as Owner Trustee

99.19           Amendment No. 1, dated              28.7 to 1992 Form 10-K            1-4473            3-30-93
                as of March 17, 1993, to            Report
                Assignment, Assumption
                and Further Agreement,
                dated as of December 15, 1986,
                between the Company and State
                Street Bank and Trust Company,
                as successor to The First
                National Bank of Boston, as
                Owner Trustee

99.20c          Indemnity Agreement dated           28.3 to 1992 Form 10-K            1-4473            3-30-93
                as of March 17, 1993 by the         Report
                Company

99.21           Extension Letter, dated as of       28.20 to Form S-3                 1-4473            8-10-87
                August 13, 1987, from the           Registration Statement
                signatories of the                  No. 33-9480 by means of a
                Participation Agreement to          November 6, 1986 Form
                Chemical Bank                       8-K Report

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.b     DATE EFFECTIVE
-----------     -----------                        ----------------------------      --------      --------------
99.22           Arizona Corporation                 28.1 to 1991 Form 10-K            1-4473            3-19-92
                Commission Order dated              Report
                December 6, 1991

99.23           Arizona Corporation                 10.1 to June Form 10-Q            1-4473            8-12-94
                Commission Order dated              Report
                June 1, 1994

99.24           Rate Reduction Agreement            10.1 to December 4, 1995          1-4473            12-14-95
                dated December 4, 1995              Form 8-K Report
                between the Company and
                the ACC Staff

99.25           Arizona Corporation                 10.1 to March 1996                1-4473            5-14-96
                Commission Order                    Form 10-Q Report
                dated April 24, 1996

99.26           Arizona Corporation                 99.1 to 1996 Form 10-K            1-4473            3-28-97
                Commission Order,                   Report
                Decision No. 59943,
                dated December 26, 1996,
                including the Rules regard-
                ing the introduction of retail
                competition in Arizona

99.27           Retail Electric Competition         10.1 to June 1998                 1-4473            8-14-98
                Rules                               Form 10-Q Report

99.28           Arizona Corporation                 10.1 to September 1999            1-4473            11-15-99
                Commission Order,                   10-Q Report
                Decision No. 61973, dated
                October 6, 1999, approving
                our Settlement Agreement

99.29           Arizona Corporation                 10.2 to September 1999            1-4473            11-15-99
                Commission Order,                   10-Q Report
                Decision No. 61969, dated
                September 29, 1999, includ-
                ing the Retail Electric
                Competition Rules

99.30           Addendum to Settlement              10.1 to Pinnacle West             1-8962            11-14-00
                Agreement                           September 2000 10-Q

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

REPORTS ON FORM 8-K

     During the quarter ended December 31, 2000 and the period ended March 13, 2001, the Company filed the following Reports on Form 8-K:

     Report dated November 27, 2000, regarding (i) the Court of Appeals affirming the ACC's approval of the 1999 Settlement Agreement; (ii) a Maricopa County Superior Court judge's final judgment related to the Rules; (iii) the proposed timing of the transfer of generation assets; and (iv) the issues related to generation expansion.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARIZONA PUBLIC SERVICE COMPANY
                                       (Registrant)


Date: March 13, 2001                   William J. Post
                                       -----------------------------------------
                                       (William J. Post, Chairman of the Board
                                       of Directors and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Title                     Date
        ---------                           -----                     ----

William J. Post                   Principal Executive Officer     March 13, 2001
-----------------------------     and Director
(William J. Post, Chairman
of the Board of Directors and
Chief Executive Officer)


Jack E. Davis                     Principal Accounting Officer,   March 13, 2001
-----------------------------     President and Director
(Jack E. Davis, President)


Michael V. Palmeri                Principal Financial Officer     March 13, 2001
-----------------------------
(Michael V. Palmeri,
Vice President, Finance)


Edward N. Basha, Jr.              Director                        March 13, 2001
-----------------------------
(Edward N. Basha, Jr.)


Michael L. Gallagher              Director                        March 13, 2001
-----------------------------
(Michael L. Gallagher)


Pamela Grant                      Director                        March 13, 2001
-----------------------------
(Pamela Grant)

Roy A. Herberger, Jr.             Director                        March 13, 2001
-----------------------------
(Roy A. Herberger, Jr.)


Martha O. Hesse                   Director                        March 13, 2001
-----------------------------
(Martha O. Hesse)


William S. Jamieson, Jr.          Director                        March 13, 2001
-----------------------------
(William S. Jamieson, Jr.)


Humberto S. Lopez                 Director                        March 13, 2001
-----------------------------
(Humberto S. Lopez)


Robert G. Matlock                 Director                        March 13, 2001
-----------------------------
(Robert G. Matlock)


Kathryn L. Munro                  Director                        March 13, 2001
-----------------------------
(Kathryn L. Munro)


Bruce J. Nordstrom                Director                        March 13, 2001
-----------------------------
(Bruce J. Nordstrom)

                                                   Commission File Number 1-4473
================================================================================










                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   EXHIBITS TO

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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