Form 10-Q
period 2001-03-31
ARIZONA PUBLIC SERVICE CO
filed 2001-05-15
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                                 (602) 250-1000
              (Registrant's telephone number, including area code)


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

     Number of shares of common stock, $2.50 par value, outstanding as of May 15, 2001: 71,264,947

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                    Glossary

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

APS Energy Services - APS Energy Services Company, Inc., a subsidiary of Pinnacle West

CC&N - Certificate of Convenience and Necessity

Citizens - Citizens Communications Company

Company - Arizona Public Service Company

DIG - Derivatives Implementation Group

EITF - Emerging Issues Task Force

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

ISO - California Independent System Operator

ITC - investment tax credit

KW - kilowatt, one thousand watts

KWh - kilowatt-hour, one thousand watts per hour

MW - megawatt, one million watts

MWh - megawatt-hour, one million watts per hour

1999 Settlement Agreement - comprehensive settlement agreement related to the implementation of retail electric competition

Palo Verde - Palo Verde Nuclear Generating Station

PG&E - PG&E Corp.

Pinnacle West - Pinnacle West Capital Corporation

Pinnacle West Energy - Pinnacle West Energy Corporation, a Pinnacle West subsidiary

PX - California Power Exchange

Rules - ACC retail electric competition rules

SCE - Southern California Edison

SFAS- Statement of Financial Accounting Standards

Salt River Project - Salt River Project Agricultural Improvement and Power District

2000 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                   ---------------------------
                                                                                     2001              2000
                                                                                   ---------         ---------
                                                                                     (dollars in thousands)
ELECTRIC OPERATING REVENUES ............................................           $ 681,271         $ 445,981
                                                                                   ---------         ---------
FUEL AND PURCHASED POWER COSTS:
  Fuel for electric generation .........................................             121,179            58,246
  Purchased power ......................................................             175,957            66,953
                                                                                   ---------         ---------
       Total ...........................................................             297,136           125,199
                                                                                   ---------         ---------
OPERATING REVENUES LESS FUEL AND PURCHASED POWER COSTS .................             384,135           320,782
                                                                                   ---------         ---------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel and purchased power cost....             114,541           108,377
  Depreciation and amortization ........................................             103,696           101,475
  Income taxes .........................................................              43,568            20,767
  Other taxes ..........................................................              25,296            25,381
                                                                                   ---------         ---------
       Total ...........................................................             287,101           256,000
                                                                                   ---------         ---------
OPERATING INCOME .......................................................              97,034            64,782
                                                                                   ---------         ---------
OTHER INCOME (DEDUCTIONS):
  Income taxes .........................................................               1,220              (697)
  Other - net ..........................................................              (3,406)            1,683
                                                                                   ---------         ---------
       Total ...........................................................              (2,186)              986
                                                                                   ---------         ---------
INCOME BEFORE INTEREST DEDUCTIONS ......................................              94,848            65,768
                                                                                   ---------         ---------
INTEREST DEDUCTIONS:
  Interest on long-term debt ...........................................              32,581            33,338
  Interest on short-term borrowings ....................................                 961             1,267
  Debt discount, premium and expense ...................................                 329               614
  Capitalized interest .................................................              (3,629)           (2,226)
                                                                                   ---------         ---------
       Total ...........................................................              30,242            32,993
                                                                                   ---------         ---------

INCOME BEFORE ACCOUNTING CHANGE ........................................              64,606            32,775

  Cumulative Effect of a Change in Accounting for Derivatives -
    net of income taxes of $1,793 ......................................              (2,755)               --
                                                                                   ---------         ---------

EARNINGS FOR COMMON STOCK ..............................................           $  61,851         $  32,775
                                                                                   =========         =========

                  See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                            Twelve Months
                                                                                           Ended March 31,
                                                                                     ---------------------------
                                                                                       2001              2000
                                                                                     ---------         ---------
                                                                                        (dollars in thousands)

ELECTRIC OPERATING REVENUES .............................................            $ 3,715,542       $ 2,324,796
                                                                                     -----------       -----------
FUEL AND PURCHASED POWER COSTS:
  Fuel for electric generation ..........................................                394,207           248,352
  Purchased power .......................................................              1,656,468           570,369
                                                                                     -----------       -----------
       Total ............................................................              2,050,675           818,721
                                                                                     -----------       -----------
OPERATING REVENUES LESS FUEL AND PURCHASED POWER COSTS ..................              1,664,867         1,506,075
                                                                                     -----------       -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding fuel and purchased power costs....                436,256           445,391
  Depreciation and amortization .........................................                428,140           417,088
  Income taxes ..........................................................                222,604           164,393
  Other taxes ...........................................................                 99,645            96,482
                                                                                     -----------       -----------
       Total ............................................................              1,186,645         1,123,354
                                                                                     -----------       -----------
OPERATING INCOME ........................................................                478,222           382,721
                                                                                     -----------       -----------
OTHER INCOME (DEDUCTIONS):
  Income taxes ..........................................................                  6,055            27,510
  Other - net ...........................................................                (15,506)           (6,755)
                                                                                     -----------       -----------
       Total ............................................................                 (9,451)           20,755
                                                                                     -----------       -----------
INCOME BEFORE INTEREST DEDUCTIONS .......................................                468,771           403,476
                                                                                     -----------       -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt ............................................                133,674           132,458
  Interest on short-term borrowings .....................................                  7,149             7,471
  Debt discount, premium and expense ....................................                  1,820             2,164
  Capitalized interest ..................................................                (12,297)           (5,919)
                                                                                     -----------       -----------
       Total ............................................................                130,346           136,174
                                                                                     -----------       -----------
INCOME FROM CONTINUING OPERATIONS .......................................                338,425           267,302

  Extraordinary charge - net of income taxes of $94,115 .................                     --          (139,885)

  Cumulative Effect of a Change in Accounting for Derivatives -
    net of income taxes of $1,793 .......................................                 (2,755)               --
                                                                                     -----------       -----------
EARNINGS FOR COMMON STOCK ...............................................            $   335,670       $   127,417
                                                                                     ===========       ===========

                   See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)

                                                                        March 31,         December 31,
                                                                       -----------        ------------
                                                                          2001               2000
                                                                       -----------        -----------
                                                                       (Unaudited)
UTILITY PLANT:
Electric plant in service and held for future use ......               $ 7,880,943        $ 7,805,025
Less accumulated depreciation and amortization .........                 3,238,049          3,187,328
                                                                       -----------        -----------
       Total ...........................................                 4,642,894          4,617,697
Construction work in progress ..........................                   248,601            245,749
Nuclear fuel, net of amortization ......................                    51,686             47,389
                                                                       -----------        -----------
       Utility plant - net .............................                 4,943,181          4,910,835
                                                                       -----------        -----------

INVESTMENTS AND OTHER ASSETS ...........................                   323,458            269,678
                                                                       -----------        -----------
CURRENT ASSETS:
Cash and cash equivalents ..............................                   124,502              2,609
Accounts receivable:
  Service customers ....................................                   264,439            422,012
  Other ................................................                    79,303             48,711
  Allowance for doubtful accounts ......................                    (2,218)            (2,380)
Accrued utility revenues ...............................                    61,600             74,566
Materials and supplies, at average cost ................                    75,523             71,966
Fossil fuel, at average cost ...........................                    19,976             19,405
Deferred income taxes ..................................                     5,793              5,793
Assets from risk management activities..................                   168,562             17,506
Other ..................................................                    38,911             38,414
                                                                       -----------        -----------
       Total current assets ............................                   836,391            698,602
                                                                       -----------        -----------
DEFERRED DEBITS:
Regulatory assets ......................................                   436,474            469,867
Unamortized debt issue costs ...........................                    12,739             12,805
Other ..................................................                    50,401             37,928
                                                                       -----------        -----------
       Total deferred debits ...........................                   499,614            520,600
                                                                       -----------        -----------

       TOTAL ...........................................               $ 6,602,644        $ 6,399,715
                                                                       ===========        ===========

                  See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES
                             (Dollars in Thousands)

                                                                          March 31,        December 31,
                                                                            2001               2000
                                                                         ----------         ----------
                                                                         (Unaudited)
CAPITALIZATION:
Common stock .................................................           $  178,162         $  178,162
Additional paid-in capital ...................................            1,246,804          1,246,804
Retained earnings ............................................              714,152            694,802
Accumulated Other Comprehensive Income .......................               37,425                 --
                                                                         ----------         ----------
   Common stock equity .......................................            2,176,543          2,119,768

Long-term debt less current maturities .......................            1,669,001          1,806,908
                                                                         ----------         ----------

   Total capitalization ......................................            3,845,544          3,926,676
                                                                         ----------         ----------
CURRENT LIABILITIES:
Commercial paper .............................................              137,950             82,100
Current maturities of long-term debt .........................              375,266            250,266
Accounts payable .............................................              169,863            267,999
Accrued taxes ................................................              167,148            106,515
Accrued interest .............................................               13,787             39,488
Customer deposits ............................................               25,689             24,498
Liabilities from risk management activities...................               81,297             37,179
Other ........................................................              188,669            104,947
                                                                         ----------         ----------
   Total current liabilities .................................            1,159,669            912,992
                                                                         ----------         ----------
DEFERRED CREDITS AND OTHER:
Deferred income taxes ........................................            1,120,439          1,110,437
Unamortized gain - sale of utility plant .....................               67,492             68,636
Customer advances for construction ...........................               41,994             40,694
Other ........................................................              367,506            340,280
                                                                         ----------         ----------
   Total deferred credits and other ..........................            1,597,431          1,560,047
                                                                         ----------         ----------
COMMITMENTS AND CONTINGENCIES  (Notes 6, 7 and 9)

   TOTAL .....................................................           $6,602,644         $6,399,715
                                                                         ==========         ==========

                  See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                             ---------        ---------
                                                                               2001              2000
                                                                             ---------        ---------
                                                                               (dollars in thousands)

Cash Flows from Operating Activities:
 INCOME BEFORE ACCOUNTING CHANGE ....................................        $  64,606        $  32,775
 Items not requiring cash:
   Depreciation and amortization ....................................          103,696          101,475
   Nuclear fuel amortization ........................................            7,581            7,931
   Deferred income taxes - net ......................................          (12,558)          (7,058)
 Changes in certain current assets and liabilities:
   Accounts receivable - net ........................................          126,820           44,935
   Accrued utility revenues .........................................           12,966            9,826
   Materials, supplies and fossil fuel ..............................           (4,127)          (3,193)
   Other current assets .............................................          (14,748)          (3,943)
   Accounts payable .................................................          (99,618)         (51,087)
   Accrued taxes ....................................................           60,633           60,444
   Accrued interest .................................................          (25,701)         (14,817)
   Other current liabilities ........................................          122,090           21,025
   Risk management activities - net .................................          (99,504)          (5,658)
 Other - net ........................................................           (4,176)          (3,627)
                                                                             ---------        ---------
       Net cash flow provided by operating activities ...............          237,960          189,028
                                                                             ---------        ---------
Cash Flows from Investing Activities:
 Capital expenditures ...............................................          (99,430)         (82,342)
 Capitalized interest ...............................................           (3,629)          (2,226)
 Other ..............................................................          (13,291)          (2,675)
                                                                             ---------        ---------
       Net cash flow used for investing activities ..................         (116,350)         (87,243)
                                                                             ---------        ---------
Cash Flows from Financing Activities:
 Short-term borrowings - net ........................................           55,850           90,500
 Dividends paid on common stock .....................................          (42,500)              --
 Repayment and reacquisition of long-term debt ......................          (13,067)         (89,138)
                                                                             ---------        ---------
       Net cash flow provided (used) for financing activities........              283            1,362
                                                                             ---------        ---------
Net increase (decrease) in cash and cash equivalents ................          121,893          103,147
Cash and cash equivalents at beginning of period ....................            2,609            7,477
                                                                             ---------        ---------
Cash and cash equivalents at end of period ..........................        $ 124,502        $ 110,624
                                                                             =========        =========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest (excluding capitalized interest) ........................        $  55,515        $  31,932
   Income taxes .....................................................        $  19,721        $      --

                  See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Our unaudited condensed financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the cumulative effect of a change in accounting for derivatives (see Note 9) and the extraordinary charge (see
Note 5). We suggest that these Condensed Financial Statements and Notes to Condensed Financial Statements be read along with the Financial Statements and Notes to Financial Statements included in our 2000 10-K. We have reclassified certain prior year amounts to conform to the current year presentation.

2. Weather conditions and wholesale power marketing activities can have significant impacts on our results for interim periods. Results for interim periods do not necessarily represent results to be expected for the year.

3. We are a wholly-owned subsidiary of Pinnacle West.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the three months ended March 31, 2001.

5. Regulatory Accounting

We are regulated by the ACC and the FERC. The accompanying financial statements reflect the ratemaking policies of these commissions. For regulated operations, we prepare our financial statements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

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

The 1999 Settlement Agreement was approved by the ACC in September 1999 (see
Note 6 for a discussion of the agreement). Consequently, we have discontinued the application of SFAS No. 71 for our generation operations. As a result, we tested the generation assets for impairment and determined that the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, a regulatory disallowance removed $234 million pre-tax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement during the third quarter of 1999. Prior to the 1999 Settlement Agreement, under the 1996 regulatory agreement (see Note 6), the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004.

The regulatory assets to be recovered under the 1999 Settlement Agreement are now being amortized through June 30, 2004 as follows (dollars in millions):

                                                       1/1 - 6/30
   1999       2000       2001       2002       2003       2004       Total
   ----       ----       ----       ----       ----       ----       -----
   $164       $158       $145       $115        $86        $18       $686

The majority of our remaining regulatory assets relate to deferred income taxes and rate synchronization cost deferrals.

The condensed balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (for additional generation information see
Note 8):

                             (dollars in thousands)
                                                      March 31,     December 31,
                                                         2001           2000
                                                         ----           ----
Electric plant in service and held for future use    $ 3,862,127    $ 3,856,600
Accumulated depreciation and amortization             (1,725,287)    (1,693,079)
Construction work in progress                             87,634         86,329
Nuclear fuel, net of amortization                         51,686         47,389

6. Regulatory Matters

ELECTRIC INDUSTRY RESTRUCTURING

STATE

1999 SETTLEMENT AGREEMENT. On May 14, 1999, we entered into a comprehensive Settlement Agreement with various parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the 1999 Settlement Agreement, with some modifications. On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the 1999 Settlement Agreement. Each party bringing the lawsuits appealed the ACC's order approving the 1999 Settlement Agreement directly to the Arizona Court of Appeals, as provided by Arizona law. In one of the appeals, on December 26, 2000, the Arizona Court of Appeals affirmed the ACC's approval of the 1999 Settlement Agreement. This decision was not appealed and has become final. In the other appeal, on April 5, 2001, the Arizona Court of Appeals again affirmed the ACC's approval of the 1999 Settlement Agreement. The Arizona Consumers Council, which filed that appeal, has petitioned the Arizona Supreme Court for review of the Court of Appeals' decision.

The following are the major provisions of the 1999 Settlement Agreement, as approved:

     * We have reduced, and will reduce, rates for standard offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. Based on the price reduction authorized in the 1999 Settlement Agreement, there was a retail price decrease of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000. For customers having loads three MW or greater, standard offer rates will be reduced in varying annual increments that total 5% in the years 1999 through 2002.

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

     * Prior to the 1999 Settlement Agreement, we were recovering substantially all of our regulatory assets through July 1, 2004, pursuant to the 1996 regulatory agreement. In addition, the 1999 Settlement Agreement states that we have demonstrated that our allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value. We will not be allowed to recover $183 million net present value of the above amounts. The 1999 Settlement Agreement provides that we will have the opportunity to recover $350 million net present value through a competitive transition charge that will remain in effect through December 31, 2004, at which time it will terminate. The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery due to sales volume variances.

     * We will form a separate corporate affiliate or affiliates and transfer to such affiliate(s) our generating assets and competitive services at book value as of the date of transfer, and will complete the transfer no later than December 31, 2002. Accordingly, we plan to complete the move of such assets and services to the parent company or to Pinnacle West Energy by the end of 2002, as required. We will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of our costs to accomplish the required transfer of generation assets to an affiliate.

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

Although the Rules allow retail customers to have access to competitive providers of energy and energy services (see "Retail Electric Competition Rules" below), we are the "provider of last resort" for standard offer customers under rates that have been approved by the ACC. Energy prices in the western wholesale market vary and, during the course of the last year, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in our current retail rates. We expect these market conditions to continue in 2001. We believe we have adequately supplemented our current generation portfolio with power purchased through contracts and hedging techniques that limit exposure to the volatile spot wholesale power market. However, in the event of shortfalls due to unforeseen increases in load demand or generation outages, we may need to purchase additional supplemental power in the wholesale spot market. Unless we are able to obtain an adjustment of our rates under the 1999 Settlement Agreement, there can be no assurance that we would be able to fully recover the costs of this power.

RETAIL ELECTRIC COMPETITION RULES. On September 21, 1999, the ACC voted to approve rules that provide a framework for the introduction of retail electric competition in Arizona. Under the 1999 Settlement Agreement, the Rules are to be interpreted and applied, to the greatest extent possible, in a manner consistent with the 1999 Settlement Agreement. If the two cannot be reconciled, we must seek, and the other parties to the 1999 Settlement Agreement must support, a waiver of the Rules in favor of the 1999 Settlement Agreement. On December 8, 1999, we filed a lawsuit to protect our legal rights regarding the Rules. This lawsuit is pending, along with several other lawsuits on ACC orders relating to stranded cost recovery (including those described above), the adoption or amendment of the Rules and the certification of competitive electric service providers.

On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgement holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgement also invalidates all ACC orders authorizing competitive electric service providers, including APS Energy Services, to operate in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of our property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have appealed the ruling to the Arizona Court of Appeals, as a result of which the Superior Court's ruling is automatically stayed pending further judicial review. In a similar appeal concerning the issuance of telecommunications CC&N's, the Arizona Court of Appeals invalidated rates for competitive carriers due to failure to establish a fair value rate base.

The Rules approved by the ACC include the following major provisions:

     * They apply to virtually all Arizona electric utilities regulated by the ACC, including us.

     * Effective January 1, 2001, retail access became available to all of our retail electricity customers.

     * Electric service providers that get CC&N's from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

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

GENERAL

We cannot accurately predict the impact of full retail competition on our financial position, cash flows, results of operations or liquidity. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

FEDERAL

The 1992 Energy Act and recent rulemakings by FERC have promoted increased competition in the wholesale energy markets. We do not expect these rules to have a material impact on our financial statements.

Several electric utility industry restructuring bills will undoubtedly be introduced during the current congressional session. Several bills have been written to allow consumers to choose their electricity suppliers beginning in 2001 and beyond. These bills and other bills are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any comprehensive restructuring of the electric utility industry can occur.

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

8. Business Segments

We have two principal business segments (determined by products, services and regulatory environment) which consist of the transmission and distribution of electricity activities (delivery business segment) and the generation of electricity and wholesale activities (generation business segment).

These reportable segments reflect a change in the reporting of our functional activities. Previously reported segment information combined transmission and distribution of electricity activities with wholesale activities. Our current operational activities are more closely based on the strong integration of our wholesale activities and our generation of electricity activities, and have been combined for segment reporting purposes. The corresponding information for earlier periods has been restated.

Eliminations primarily relate to intersegment sales of electricity. Segment information for the three and twelve months ended March 31, 2001 and 2000 is as follows (dollars in millions):

                                        3 Months Ended        12 Months Ended
                                            March 31,             March 31,
                                       ------------------    ------------------
                                         2001       2000       2001       2000
                                       -------    -------    -------    -------
Operating Revenues:
  Delivery                             $   408    $   372    $ 2,006    $ 1,817
  Generation                               468        246      2,632      1,337
  Eliminations                            (195)      (172)      (922)      (829)
                                       -------    -------    -------    -------
     Total                             $   681    $   446    $ 3,716    $ 2,325
                                       =======    =======    =======    =======
Income from Continuing Operations:
  Delivery                             $    24    $    24    $   105    $   146
  Generation                                41          9        233        121
                                       -------    -------    -------    -------
     Total                             $    65    $    33    $   338    $   267
                                       =======    =======    =======    =======

                                         As of March 31,     As of December 31,
                                              2001                 2000
                                             ------               ------
Assets:
Delivery                                     $3,949               $3,987
Generation                                    2,654                2,413
                                             ------               ------
     Total                                   $6,603               $6,400
                                             ======               ======

9. Accounting Matters

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

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of other comprehensive income), depending on whether or not the derivative meets specific hedge accounting criteria. Hedge effectiveness is measured based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness is recognized immediately in net income. This new standard may result in additional volatility in our net income and comprehensive income.

As a result of adopting SFAS No. 133, we recognized $118 million of derivative assets and $16 million of derivative liabilities in our balance sheet as of January 1, 2001. Also as of January 1, 2001, we recorded a $3 million after-tax loss in net income as a cumulative effect of a change in accounting principles and a $65 million after-tax gain in equity (as a component of other comprehensive income). The gain resulted from unrealized gains on cash flow hedges.

For the three and twelve months ended March 31, 2001, a net gain of approximately $2 million pretax was recognized in earnings (recorded in fuel and purchased power) representing the amount of hedge ineffectiveness. We excluded the time value component of options from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges. As of March 31, 2001, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is forty-five months. During the twelve months ending March 31, 2002, we estimate that a net gain of $43 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transactions.

In December 2000, the FASB's DIG discussed whether contracts in the electric industry that have some of the characteristics of purchased and written options should qualify for the "normal purchases and sales" scope exception. The DIG did not reach a conclusion on this issue. We account for electricity contracts with characteristics of options as normal purchases and sales if it is probable that the contract, if exercised, will not be settled in cash and will result in the physical delivery of electricity. As a result, we do not mark these contracts to their fair market values each reporting period. The DIG also discussed but did not determine whether electricity contracts subject to "bookout" should qualify for the normal scope exception. A bookout occurs when one party appears more than once in a contract path for the sale and purchase of energy. In that instance, the counterparties may agree that they will not schedule or deliver physical energy that originates and ends with the same counterparty, but rather will settle in cash the amounts due to or from each counterparty. We account for our non-trading electricity transactions that bookout as gross settlement with physical delivery (and eligible for the normal scope exception) if title transfers, gross cash payment is made, and the transaction retains both performance and credit risk. Trading contracts are marked to their fair market values each reporting period.

In March 2001, the FASB discussed contracts in the electric industry that have some of the characteristics of purchased and written options. There was not sufficient FASB support for providing an exception that would enable electricity option contracts to be eligible to qualify for the normal purchases and sales exception. The DIG also concluded that contracts that are subject to being booked out are prohibited from qualifying for the normal purchase and sale scope exception. Both decisions are subject to a comment period, which ends on June 1, 2001. Final guidance is expected in the second quarter. Until final guidance is issued, we will continue to account for these transactions as normal purchases and sales. We are currently evaluating the impact the proposed guidance would have on our financial statements.

Our accounting approach for non-trading electricity contracts, as described above, reflects the non-storability of electricity and the unpredictability of electricity demand at any point in time. If the FASB or DIG ultimately provides us with contrary guidance, we will be required to mark certain of our non-trading electricity contracts to their fair market values each reporting period. This could have a material impact on our financial statements and add significant volatility in both net income and comprehensive income that would not be reflective of our underlying financial performance or condition. If we are required in the future to treat these contracts as derivative instruments, we will apply a cumulative effect of a change in accounting principles in the quarter following final resolution of the issues.

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

10. Comprehensive Income

Components of comprehensive income for the three-month and twelve-month periods ended March 31, 2001 and 2000, are as follows (dollars in thousands):

                                                             3 Months Ended               12 Months Ended
                                                                March 31,                     March 31,
                                                         ------------------------     ------------------------
                                                           2001           2000           2001          2000
                                                         ---------      ---------     ---------      ---------
Net Income                                               $  61,851      $  32,775     $ 335,670      $ 127,417
                                                         ---------      ---------     ---------      ---------
Other comprehensive income:
Cumulative effect of change in accounting for
  derivatives, net of tax of $42,101                        64,700             --        64,700             --
Unrealized holding losses arising during
  period, net of tax of $3,681                              (5,657)            --        (5,657)            --
Reclassification adjustment for realized gains
  on derivatives, net of tax of $14,067                    (21,618)            --       (21,618)            --
                                                         ---------      ---------     ---------      ---------
Total other comprehensive income                            37,425             --        37,425             --
                                                         ---------      ---------     ---------      ---------
Comprehensive income                                     $  99,276      $  32,775     $ 373,095      $ 127,417
                                                         =========      =========     =========      =========

11. California Energy Market Issues

We are closely monitoring developments in the California energy market and the potential impact of these developments on us. We have evaluated, among other things, SCE's role as a Palo Verde and Four Corners participant; our transactions with the PX and the ISO; contractual relationships with SCE and PG&E and power marketing exposures. Based upon the financial transactions to date, we do not believe the foregoing matters will have a material adverse effect on our financial position or liquidity. We cannot predict with certainty, however, the impact that any future resolution, or attempted resolution, of the California energy market situation may have on us or the regional energy market in general.

12. Power Service Agreement

We are a party to a power service agreement with Citizens under which we supply Citizens with power. By letter dated March 7, 2001, Citizens advised us that it believes we have overcharged Citizens by over $50 million under the agreement since the summer of 2000. We believe that our charges to Citizens under the agreement are fully in accordance with the terms of the agreement and we will vigorously defend any claims raised by Citizens.

                         ARIZONA PUBLIC SERVICE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we explain our results of operations, general financial condition, and outlook including:

     * the changes in our earnings for the three-month and twelve-month periods ended March 31, 2001 and 2000;
     *    the effects of regulatory agreements on our results and outlook;
     *    our capital needs and resources;
     *    major factors that affect our financial outlook; and
     *    our management of market risks.

We are Arizona's largest electric utility and provide retail and wholesale electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. We also generate and, directly or through Pinnacle West's power marketing division, sell and deliver electricity to wholesale customers in the western United States. Pinnacle West owns all of our outstanding stock.

OPERATING RESULTS

The following table summarizes our revenues and earnings for the three-month and twelve-month periods ended March 31, 2001 and the comparable prior-year periods:

                             Periods ended March 31,
                                   (Unaudited)
                             (dollars in thousands)

                                             Three Months                     Twelve Months
                                      ---------------------------       ---------------------------
                                         2001             2000             2001             2000
                                      ----------       ----------       ----------       ----------
Operating Revenues                    $  681,271       $  445,981       $3,715,542       $2,324,796
Earnings for Common Stock (1)         $   61,851       $   32,775       $  335,670       $  127,417(2)

----------
(1) Each of the 2001 periods includes an after-tax loss related to the cumulative effect of a change in accounting for derivatives of $2,755.
(2) The twelve-month period ended March 2000 includes an after-tax extraordinary charge of $139,885.

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 2000

Earnings for the three months ended March 31, 2001 were $62 million compared with $33 million for the same period in the prior year. In January 2001, we recognized a $3 million after-tax loss in net income as a cumulative effect of a change in accounting for derivatives. See Note 9 for further discussion.

Income before accounting change for the three-month period increased $32 million over the comparable period in 2000 primarily because of increases in wholesale and retail electricity sales. These increases were partially offset by reductions in retail electricity prices, higher operations and maintenance expense, and other miscellaneous factors. See Note 6 for information on the price reductions.

Electric operating revenues increased $235 million because of:

     *    increased wholesale revenues ($213 million);
     *    weather impacts on retail revenues ($17 million); and
     * increased retail revenues related to the number of electricity customers and the average amount of electricity used by customers ($14 million).

As mentioned above, these positive factors were partially offset by reductions in retail electricity prices ($6 million) and other miscellaneous factors ($3 million).

The increase in wholesale revenues resulted primarily from higher prices and increased activity in western U.S. wholesale power markets. These revenues were accompanied by increases in purchased power and fuel expenses of approximately $110 million.

Fuel and purchased power expenses were also higher because of increased prices and higher retail electricity sales volumes.

The increase in utility operations and maintenance expenses primarily related to power plant maintenance.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED WITH TWELVE-MONTH PERIOD ENDED MARCH 31, 2000

Earnings for the twelve months ended March 31, 2001 were $336 million compared with $127 million for the same period in the prior year. The increase primarily relates to a $140 million after-tax extraordinary charge recorded in the third quarter of 1999 and higher earnings from continuing operations in the twelve-month period ended March 31, 2001, partially offset by a $3 million after-tax loss for a cumulative effect of a change in accounting for derivatives recorded in 2001.

The extraordinary charge related to a regulatory disallowance that resulted from our comprehensive 1999 Settlement Agreement that was approved by the ACC in September 1999. See Notes 5 and 6 for additional information about the regulatory disallowance and the 1999 Settlement Agreement.

The cumulative effect of a change in accounting for derivatives resulted from the implementation of SFAS No. 133. See Note 9.

Income from continuing operations for the twelve-months ended March 31, 2001 increased $71 million over the comparable prior-year period primarily because of an increase in the contribution of wholesale power marketing activities, an increase in the number of retail electricity customers and in the average amount of electricity used by customers, and a decrease in operations and maintenance expense. These positive factors more than offset decreases due to the completion of the amortization of ITCs in 1999, reductions in retail electricity prices, higher depreciation expense, and other miscellaneous factors. See Note 6 for information on the price reductions. See "Income Taxes" below for a discussion of the ITC amortization.

Electric operating revenues increased $1.4 billion because of:

     *    increased wholesale revenues ($1.3 billion);
     * increases in the number of retail customers and the average amount of electricity used by customers ($93 million);
     *    weather impacts on retail revenues ($49 million); and
     *    miscellaneous factors ($7 million).

These positive factors were partially offset by reductions in retail electricity prices ($28 million).

The increase in wholesale revenues resulted primarily from increased activity in western U.S. wholesale power markets and higher prices. The revenues were accompanied by increases in purchased power and fuel expenses of approximately $1.1 billion.

Fuel and purchased power expenses were also higher because of increased prices and higher retail electricity sales volumes.

The decrease in utility operations and maintenance expenses is primarily related to $19 million of non-recurring items recorded in 1999, offset by increases in customer growth.

Depreciation and amortization expense increased primarily because of higher plant balances.

INCOME TAXES

As part of a 1994 rate settlement, we accelerated amortization of substantially all of our ITCs over a five-year period that ended on December 31, 1999. The amortization of ITCs decreased annual income tax expense by approximately $28 million. Beginning in 2000, no further benefits were reflected in income tax expense related to the acceleration of the ITCs.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2000, we incurred approximately $102 million in capital expenditures, which is approximately 22% of the most recently estimated 2001 capital expenditures. Our projected capital expenditures for the next three years are $455 million in 2001; $401 million in 2002; and $294 million in 2003. These amounts include about $30-$35 million each year for nuclear fuel expenditures.

Our long-term debt redemption requirements, including optional repayments on long-term debt are: $380 million in 2001; $125 million in 2002; and zero in 2003. During the three months ended March 31, 2001, we satisfied all of our long-term debt redemption requirements for the first quarter of 2001 with cash from operations and short-term borrowings. On April 15, 2001, we redeemed $45 million (plus interest) of our First Mortgage Bonds, 9 1/2% Series due 2021. We have also deposited $72 million, plus interest, with the trustee for the redemption in December 2001 of our First Mortgage Bonds, 9% Series due 2021. Based on market conditions and optional call provisions, we may make optional redemptions of long-term debt from time to time.

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

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

See "Business Outlook - Competition and Industry Restructuring" in Item 7 of the 2000 10-K and Note 6 above for a discussion of developments affecting retail and wholesale electric competition. See Note 5 for a discussion of regulatory accounting.

     CALIFORNIA ENERGY MARKET ISSUES

SCE and PG&E have publicly disclosed that their liquidity has been materially and adversely affected because of, among other things, their inability to pass on to ratepayers the prices each has paid for energy and ancillary services procured through the PX and ISO. In April 2001, PG&E filed for bankruptcy protection.

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

     FACTORS AFFECTING OPERATING REVENUES

Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona, and in competitive retail and wholesale bulk power markets in the western United States.

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

Operations and maintenance expenses are expected to be affected by sales mix and volumes, power plant operations, inflation, and other factors.

Depreciation and amortization expenses are expected to be affected by net additions to existing utility plant and other property, and changes in regulatory asset amortization. See Note 5 for the regulatory asset amortization that is being recorded in 1999 through 2004 pursuant to the 1999 Settlement Agreement.

Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in service and under construction. We expect property taxes to increase primarily due to additions to existing facilities.

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

Our financial results may be affected by the application of SFAS No. 133. See
Note 9 for further information.

Our financial results may be affected by a number of broad factors. See "Forward-Looking Statements" below for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

RATE MATTERS

See Note 6 for a discussion of a price reduction effective as of July 1, 2000, and for a discussion of the 1999 Settlement Agreement that will, among other things, result in five annual price reductions over a four-year period ending July 1, 2003.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry; the outcome of regulatory and legislative proceedings relating to the restructuring; regional economic and market conditions, including the California energy situation, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; power plant performance; our ability to compete successfully outside traditional regulated markets (including the wholesale market); and technological developments in the electric industry.

These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

ITEM 3. MARKET RISKS

Our operations include managing market risks related to changes in commodity prices, interest rates, and investments held by the nuclear decommissioning trust fund.

We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage our risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into these derivative transactions to ensure that we have enough energy for our customers and to limit our exposure to volatile wholesale prices for power and fuel. In addition, we engage in trading activities intended to profit from favorable movements on market prices.

As of March 31, 2001, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $66 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying physical exposures being hedged with the commodity derivative portfolio. We plan to complete the move of our wholesale power marketing and trading activities to the parent company by the end of 2002.

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

     WATER SUPPLY

A summons served on the Company in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987. See "Water Supply" in Part I, Item 1 of the 2000 10-K. The Company and other parties have petitioned the U.S. Supreme Court for review of the Arizona Supreme Court's decision affirming the lower court's criteria for resolving groundwater claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

EXHIBIT NO.     DESCRIPTION                        ORIGINALLY FILED AS EXHIBIT:      FILE NO.a     DATE EFFECTIVE
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
                February 20, 1996

     (b)  Reports on Form 8-K

     During the quarter ended March 31, 2001, and the period from April 1 through May 15, 2001, we filed the following reports on Form 8-K:

     Report dated November 27, 2000, regarding (i) the Court of Appeals affirming the ACC approval of the 1999 Settlement Agreement, (ii) a final judgment relating to the Rules and (iii) the timing of the Company's restructuring.

     Report dated April 5, 2001, regarding the Arizona Court of Appeals affirming the ACC approval of the 1999 Settlement Agreement.

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


                                        ARIZONA PUBLIC SERVICE COMPANY
                                        (Registrant)




Dated: May 15, 2001                     By: Michael V. Palmeri
                                           -------------------------------------
                                           Michael V. Palmeri
                                           Vice President, Finance
                                           (Principal Accounting Officer
                                           and Officer Duly Authorized
                                           to sign this Report)