Form 10-Q
period 2001-06-30
ARIZONA PUBLIC SERVICE CO
filed 2001-08-14
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

               Number of shares of common stock, $2.50 par value,
                  outstanding as of August 14, 2001: 71,264,947

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                    Glossary

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

APS Energy Services - APS Energy Services Company, Inc., a Pinnacle West subsidiary

CC&N - Certificate of Convenience and Necessity

Citizens - Citizens Communications Company

Company - Arizona Public Service Company

EITF - Emerging Issues Task Force

El Paso - El Paso Natural Gas Company

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

ISO - California Independent System Operator

ITC - investment tax credit

KW - kilowatt, one thousand watts

KWh - kilowatt-hour, one thousand watts per hour

March 2001 10-Q - Arizona Public Service Company Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001

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

Pinnacle West - Pinnacle West Capital Corporation

Pinnacle West Energy - Pinnacle West Energy Corporation, a Pinnacle West subsidiary

PX - California Power Exchange

Rules - ACC retail electric competition rules

Salt River Project - Salt River Project Agricultural Improvement and Power District

SCE - Southern California Edison

SFAS- Statement of Financial Accounting Standards

2000 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                        Three Months
                                                                                       Ended June 30,
                                                                                 ----------------------------
                                                                                   2001               2000
                                                                                 ---------          ---------
                                                                                    (Dollars in Thousands)
ELECTRIC OPERATING REVENUES ................................................     $ 840,660          $ 719,394
                                                                                 ---------          ---------
PURCHASED POWER AND FUEL COSTS:
  Purchased power ..........................................................       329,161            215,095
  Fuel for electric generation .............................................       122,278             73,267
                                                                                 ---------          ---------
     Total .................................................................       451,439            288,362
                                                                                 ---------          ---------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS .....................       389,221            431,032
                                                                                 ---------          ---------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased power and fuel costs ......       121,052            104,432
  Depreciation and amortization ............................................       104,643            107,428
  Income taxes .............................................................        42,840             62,542
  Other taxes ..............................................................        25,448             25,596
                                                                                 ---------          ---------
     Total .................................................................       293,983            299,998
                                                                                 ---------          ---------
OPERATING INCOME ...........................................................        95,238            131,034
                                                                                 ---------          ---------
OTHER INCOME (DEDUCTIONS):
  Income taxes .............................................................        (3,005)               823
  Other - net ..............................................................         6,971             (1,995)
                                                                                 ---------          ---------
     Total .................................................................         3,966             (1,172)
                                                                                 ---------          ---------
INCOME BEFORE INTEREST DEDUCTIONS ..........................................        99,204            129,862
                                                                                 ---------          ---------
INTEREST DEDUCTIONS:
  Interest on long-term debt ...............................................        31,239             32,607
  Interest on short-term borrowings ........................................         1,515              3,853
  Debt discount, premium and expense .......................................         1,006                231
  Capitalized interest .....................................................        (4,195)            (2,680)
                                                                                 ---------          ---------
     Total .................................................................        29,565             34,011
                                                                                 ---------          ---------
EARNINGS FOR COMMON STOCK ..................................................     $  69,639          $  95,851
                                                                                 =========          =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                        Six Months
                                                                                      Ended June 30,
                                                                              --------------------------------
                                                                                 2001                 2000
                                                                              -----------          -----------
                                                                                   (Dollars in Thousands)
ELECTRIC OPERATING REVENUES ...............................................   $ 1,521,931          $ 1,165,375
                                                                              -----------          -----------
PURCHASED POWER AND FUEL COSTS:
  Purchased power .........................................................       505,118              282,048
  Fuel for electric generation ............................................       243,457              131,512
                                                                              -----------          -----------
       Total ..............................................................       748,575              413,560
                                                                              -----------          -----------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS ....................       773,356              751,815
                                                                              -----------          -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased power and fuel costs......       235,593              212,809
  Depreciation and amortization ...........................................       208,339              208,794
  Income taxes ............................................................        86,408               83,352
  Other taxes .............................................................        50,744               50,977
                                                                              -----------          -----------
       Total ..............................................................       581,084              555,932
                                                                              -----------          -----------
OPERATING INCOME ..........................................................       192,272              195,883
                                                                              -----------          -----------
OTHER INCOME (DEDUCTIONS):
  Income taxes ............................................................        (1,785)                 169
  Other - net .............................................................         3,565                 (422)
                                                                              -----------          -----------
       Total ..............................................................         1,780                 (253)
                                                                              -----------          -----------
INCOME BEFORE INTEREST DEDUCTIONS .........................................       194,052              195,630
                                                                              -----------          -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt ..............................................        63,820               65,945
  Interest on short-term borrowings .......................................         2,476                5,120
  Debt discount, premium and expense ......................................         1,335                  845
  Capitalized interest ....................................................        (7,824)              (4,906)
                                                                              -----------          -----------
       Total ..............................................................        59,807               67,004
                                                                              -----------          -----------

INCOME FROM CONTINUING OPERATIONS .........................................       134,245              128,626

  Cumulative Effect of a Change in Accounting for Derivatives -
    net of income taxes of $1,793 .........................................        (2,755)                  --
                                                                              -----------          -----------
EARNINGS FOR COMMON STOCK .................................................   $   131,490          $   128,626
                                                                              ===========          ===========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                       Twelve Months
                                                                                       Ended June 30,
                                                                                -------------------------------
                                                                                   2001                 2000
                                                                                -----------         -----------
                                                                                    (Dollars in Thousands)
ELECTRIC OPERATING REVENUES ...............................................     $ 3,836,808         $ 2,532,755
                                                                                -----------         -----------
PURCHASED POWER AND FUEL COSTS:
  Purchased power .........................................................       1,770,534             708,991
  Fuel for electric generation ............................................         443,219             263,862
                                                                                -----------         -----------
       Total ..............................................................       2,213,753             972,853
                                                                                -----------         -----------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS ....................       1,623,055           1,559,902
                                                                                -----------         -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased power and fuel costs .....         452,876             443,552
  Depreciation and amortization ...........................................         425,024             419,208
  Income taxes ............................................................         203,033             183,602
  Other taxes .............................................................          99,497              96,714
                                                                                -----------         -----------
       Total ..............................................................       1,180,430           1,143,076
                                                                                -----------         -----------
OPERATING INCOME ..........................................................         442,625             416,826
                                                                                -----------         -----------
OTHER INCOME (DEDUCTIONS):
  Income taxes ............................................................           2,358              21,258
  Other - net .............................................................          (6,870)             (7,650)
                                                                                -----------         -----------
       Total ..............................................................          (4,512)             13,608
                                                                                -----------         -----------
INCOME BEFORE INTEREST DEDUCTIONS .........................................         438,113             430,434
                                                                                -----------         -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt ..............................................         132,306             131,197
  Interest on short-term borrowings .......................................           4,811               9,388
  Debt discount, premium and expense ......................................           2,595               1,824
  Capitalized interest ....................................................         (13,812)             (5,586)
                                                                                -----------         -----------
       Total ..............................................................         125,900             136,823
                                                                                -----------         -----------

INCOME FROM CONTINUING OPERATIONS .........................................         312,213             293,611

  Extraordinary charge - net of income taxes of $94,115 ...................              --            (139,885)

  Cumulative Effect of a Change in Accounting for Derivatives -
    net of income taxes of $1,793 .........................................          (2,755)                 --
                                                                                -----------         -----------

EARNINGS FOR COMMON STOCK .................................................     $   309,458         $   153,726
                                                                                ===========         ===========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)

                                                                    June 30,           December 31,
                                                                      2001                 2000
                                                                  -----------          -----------
                                                                       (Dollars in Thousands)
UTILITY PLANT:
Electric plant in service and held for future use ..........      $ 7,971,037          $ 7,805,025
Less accumulated depreciation and amortization .............        3,276,353            3,187,328
                                                                  -----------          -----------
       Total ...............................................        4,694,684            4,617,697
Construction work in progress ..............................          264,314              245,749
Nuclear fuel, net of amortization ..........................           48,062               47,389
                                                                  -----------          -----------
       Utility plant - net .................................        5,007,060            4,910,835
                                                                  -----------          -----------

INVESTMENTS AND OTHER ASSETS ...............................          350,647              269,678
                                                                  -----------          -----------
CURRENT ASSETS:
Cash and cash equivalents ..................................            9,980                2,609
Trust fund for bond redemption .............................           72,370                   --
Accounts receivable:
  Service customers ........................................          239,352              422,012
  Other ....................................................           58,724               48,711
  Allowance for doubtful accounts ..........................           (2,430)              (2,380)
Accrued utility revenues ...................................          105,334               74,566
Materials and supplies, at average cost ....................           80,060               71,966
Fossil fuel, at average cost ...............................           25,401               19,405
Deferred income taxes ......................................            5,793                5,793
Assets from risk management and trading activities .........          137,938               17,506
Other ......................................................           39,626               38,414
                                                                  -----------          -----------
       Total current assets ................................          772,148              698,602
                                                                  -----------          -----------
DEFERRED DEBITS:
Regulatory assets ..........................................          403,840              469,867
Unamortized debt issue costs ...............................           12,031               12,805
Other ......................................................           50,688               37,928
                                                                  -----------          -----------
       Total deferred debits ...............................          466,559              520,600
                                                                  -----------          -----------

       TOTAL ...............................................      $ 6,596,414          $ 6,399,715
                                                                  ===========          ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                   LIABILITIES
                                   (Unaudited)

                                                                June 30,            December 31,
                                                                  2001                 2000
                                                               -----------          -----------
                                                                    (Dollars in Thousands)
CAPITALIZATION:
Common stock ..............................................    $   178,162          $   178,162
Additional paid-in capital ................................      1,246,804            1,246,804
Retained earnings .........................................        741,291              694,802
Accumulated Other Comprehensive Loss ......................        (51,912)                  --
                                                               -----------          -----------
       Common stock equity ................................      2,114,345            2,119,768

Long-term debt less current maturities ....................      1,623,947            1,806,908
                                                               -----------          -----------

       Total capitalization ...............................      3,738,292            3,926,676
                                                               -----------          -----------
CURRENT LIABILITIES:
Commercial paper ..........................................        162,000               82,100
Current maturities of long-term debt ......................        375,266              250,266
Accounts payable ..........................................        168,022              267,999
Accrued taxes .............................................        196,898              106,515
Accrued interest ..........................................         33,923               39,488
Customer deposits .........................................         26,178               24,498
Liabilities from risk management and trading activities ...        178,210               37,179
Other .....................................................         64,178              104,947
                                                               -----------          -----------
       Total current liabilities ..........................      1,204,675              912,992
                                                               -----------          -----------
DEFERRED CREDITS AND OTHER:
Deferred income taxes .....................................      1,047,514            1,110,437
Unamortized gain - sale of utility plant ..................         66,348               68,636
Customer advances for construction ........................         70,926               40,694
Other .....................................................        468,659              340,280
                                                               -----------          -----------
       Total deferred credits and other ...................      1,653,447            1,560,047
                                                               -----------          -----------
COMMITMENTS AND CONTINGENCIES (Notes  6, 7, and 9)

       TOTAL ..............................................    $ 6,596,414          $ 6,399,715
                                                               ===========          ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months
                                                                     Ended June 30,
                                                              ----------------------------
                                                                2001               2000
                                                              ---------          ---------
                                                                 (Dollars in Thousands)
Cash Flows from Operating Activities:
  INCOME FROM CONTINUING OPERATIONS .....................     $ 134,245          $ 128,626
  Items not requiring cash:
    Depreciation and amortization .......................       208,339            208,794
    Nuclear fuel amortization ...........................        14,178             15,124
    Deferred income taxes - net .........................       (27,350)           (34,932)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ...........................       172,697           (127,978)
    Accrued utility revenues ............................       (30,768)           (39,342)
    Materials, supplies and fossil fuel .................       (14,090)                81
    Other current assets ................................        (1,212)            (9,211)
    Accounts payable ....................................      (103,888)            56,919
    Accrued taxes .......................................        90,383            126,694
    Accrued interest ....................................        (5,565)              (938)
    Other current liabilities ...........................       (39,089)             8,181
    Risk management and trading activities - net ........       (62,419)                --
  Other - net ...........................................        36,170            (11,977)
                                                              ---------          ---------
       Net cash flow provided by operating activities....       371,631            320,041
                                                              ---------          ---------
Cash Flows from Investing Activities:
  Trust fund for bond redemption ........................       (72,370)                --
  Capital expenditures ..................................      (222,548)          (189,401)
  Capitalized interest ..................................        (7,824)            (4,906)
  Other .................................................         1,855             (3,114)
                                                              ---------          ---------
       Net cash flow used for investing activities ......      (300,887)          (197,421)
                                                              ---------          ---------
Cash Flows from Financing Activities:
  Short-term borrowings - net ...........................        79,900            162,575
  Dividends paid on common stock ........................       (85,000)           (42,500)
  Repayment and reacquisition of long-term debt .........       (58,273)          (242,000)
                                                              ---------          ---------
       Net cash flow used for financing activities ......       (63,373)          (121,925)
                                                              ---------          ---------

Net increase in cash and cash equivalents ...............         7,371                695
Cash and cash equivalents at beginning of period ........         2,609              7,477
                                                              ---------          ---------
Cash and cash equivalents at end of period ..............     $   9,980          $   8,172
                                                              =========          =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ...........     $  63,932          $  64,470
    Income taxes ........................................     $  25,760          $   1,544

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Our unaudited Condensed Financial Statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the cumulative effect of a change in accounting for derivatives (see Notes 9 and 10)and the extraordinary charge (see Note 5). We suggest that these Condensed Financial Statements and Notes to Condensed Financial Statements be read along with the Financial Statements and Notes to Financial Statements included in our 2000 10-K. We have reclassified certain prior year amounts to conform to the current year presentation.

2. Weather conditions and trading and wholesale power marketing activities can have significant impacts on our results for interim periods. Results for interim periods do not necessarily represent results to be expected for the year.

3. We are a wholly-owned subsidiary of Pinnacle West.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the six months ended June 30, 2001.

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

     The 1999 Settlement Agreement was approved by the ACC in September 1999 (see Note 6 for a discussion of the agreement). Consequently, we have discontinued the application of SFAS No. 71 for our generation operations. As a result, we tested the generation assets for impairment and determined that the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, a regulatory disallowance removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the income statement during the third quarter of 1999. Prior to the 1999 Settlement Agreement, under the 1996 regulatory agreement (see Note 6), the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004.

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

     The condensed balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (for additional generation information see Note 8):

                             (dollars in thousands)
                                                        June 30,    December 31,
                                                          2001         2000
                                                      -----------   -----------
Electric plant in service and held for future use..   $ 3,873,707   $ 3,856,600
Accumulated depreciation and amortization .........    (1,745,172)   (1,693,079)
Construction work in progress .....................       101,980        86,329
Nuclear fuel, net of amortization .................        48,062        47,389

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

     The following are the major provisions of the 1999 Settlement Agreement, as approved:

* We have reduced, and will reduce, rates for standard offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. Based on the price reduction authorized in the 1999 Settlement Agreement, there were retail price decreases of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000, and approximately $27 million ($16 million after taxes), or 1.5%, effective July 1, 2001. For customers having loads three MW or greater, standard offer rates will be reduced in varying annual increments that total 5% in the years 1999 through 2002.

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

* We will be permitted to defer for later recovery prudent and reasonable costs of complying with the ACC electric competition rules, system benefits costs in excess of the levels included in then-current (1999) rates, and costs associated with the "provider of last resort" and standard offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004.

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

* We will form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) our generating assets and competitive services at book value as of the date of transfer, and will complete the transfer no later than December 31, 2002. Accordingly, we plan to complete the move of such assets and services to the parent company or to Pinnacle West Energy by the end of 2002, as required. We will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of our costs to accomplish the required transfer of generation assets to an affiliate.

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

     Although the Rules allow retail customers to have access to competitive providers of energy and energy services (see "Retail Electric Competition Rules" below), we are the "provider of last resort" for standard offer customers under rates that have been approved by the ACC. Energy prices in the western wholesale market vary and, during the course of the last year, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in our current retail rates. We expect similar market conditions to continue through 2001 and 2002. We believe that through a combination of hedging and our current generation portfolio, we will be able to adequately manage our exposure to the volatility of the power market. However, in the event of shortfalls due to unforeseen increases in load demand or generation outages, we may need to purchase additional supplemental power in the wholesale spot market. Unless we are able to obtain an adjustment of our rates under the emergency provisions of the 1999 Settlement Agreement, there can be no assurance that we would be able to fully recover the costs of this power.

     RETAIL ELECTRIC COMPETITION RULES. On September 21, 1999, the ACC voted to approve rules that provide a framework for the introduction of retail electric competition in Arizona. Under the 1999 Settlement Agreement, the Rules are to be interpreted and applied, to the greatest extent possible, in a manner consistent with the 1999 Settlement Agreement. If the two cannot be reconciled, we must seek, and the other parties to the 1999 Settlement Agreement must support, a waiver of the Rules in favor of the 1999 Settlement Agreement. On December 8, 1999, we filed a lawsuit to protect our legal rights regarding the Rules. This lawsuit is pending, along with several other lawsuits on ACC orders relating to stranded cost recovery (including those described above involving us), the adoption or amendment of the Rules, and the certification of competitive electric service providers.

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APS Energy Services, to operate in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of our property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have appealed the ruling to the Arizona Court of Appeals, as a result of which the Superior Court's ruling is automatically stayed pending further judicial review. In a similar appeal concerning the issuance of competitive telecommunications CC&N's, the Arizona Court of Appeals invalidated rates for competitive carriers due to the ACC's failure to establish a fair value rate base for such carriers. That case has been appealed to the Arizona Supreme Court, where a decision is pending.

     The Rules approved by the ACC include the following major provisions:

     * They apply to virtually all Arizona electric utilities regulated by the ACC, including us.

     * Effective January 1, 2001, retail access became available to all our retail electricity customers.

     * Electric service providers that get CC&N's from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

     * Affected utilities must file ACC tariffs that unbundle rates for non-competitive services.

     * The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs.

     * Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive generation assets and services either to an unaffiliated party or to a separate corporate affiliate. Under the 1999 Settlement Agreement, we received a waiver to allow transfer of our generation and other competitive assets and services to affiliates no later than December 31, 2002. We plan to complete the move of such assets by the end of 2002, as required.

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

     The regulatory agreement also required the parent to infuse $200 million of common equity into us in annual payments of $50 million from 1996 through 1999. All of these equity infusions were made by December 31, 1999.

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

     Several electric utility industry restructuring bills will undoubtedly be introduced during the current congressional session. Several bills have been written to allow consumers to choose their electricity suppliers beginning in 2001 and beyond. These bills and other bills that are expected to be introduced, and ongoing discussions at the federal level suggest a wide range of opinion that will need to be narrowed before any comprehensive restructuring of the electric utility industry can occur.

     In June 2001 FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the Western United States. The plan remains in effect until September 30, 2002. The Company cannot accurately predict the overall financial impact of the plan on the various aspects of its business, including its wholesale and purchased power activities.

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

     The Palo Verde participants maintain "all risk" (including nuclear hazards) insurance for damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. We have also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

8. Business Segments

     We have two principal business segments (determined by products, services and regulatory environment), which consist of the transmission and distribution of electricity activities (delivery business segment) and the generation of electricity and wholesale activities (generation business segment).

     These reportable segments reflect a change in the reporting of our functional activities. Before January 1, 2001, our reported segment information combined transmission and distribution of electricity activities with wholesale activities. Our current operational activities are more closely based on the strong integration of our wholesale activities and our generation of electricity activities, and have been combined for segment reporting purposes. The corresponding information for earlier periods has been restated.

     The periods ended September 30, 2000 and December 31, 2000 have not yet been reported on a restated basis. When earnings are restated, the following amounts for the periods ended September 30, 2000 will be moved to the generation business segment from the delivery business segment: $29 million for the three months; $53 million for the nine months; and $54 million for the twelve months. The restatement for the twelve month period ended December 31, 2000 will result in $62 million in earnings being moved to the generation business segment from the delivery business segment.

     Beginning in 2001, we changed our method of allocating revenues between the delivery business segment and the generation business segment to reflect the seasonal impact of market prices. This change had the impact of increasing delivery segment income and decreasing generation segment income in all the periods presented when compared to the prior comparable periods. The after-tax change is $35 million in the three-month ended period and $43 million in the six and twelve-month ended periods.

     Eliminations primarily relate to intersegment sales of electricity. Segment information for the three, six and twelve months ended June 30, 2001 and 2000 is as follows (dollars in millions):

                                        3 Months Ended        6 Months Ended       12 Months Ended
                                           June 30,              June 30,              June 30,
                                      ------------------    ------------------    ------------------
                                       2001       2000       2001       2000       2001       2000
                                      -------    -------    -------    -------    -------    -------
Operating Revenues:
  Delivery                            $   557    $   508    $   965    $   880    $ 2,055    $ 1,875
  Generation                              521        446        977        692      2,694      1,510
  Eliminations                           (237)      (235)      (420)      (407)      (912)      (852)
                                      -------    -------    -------    -------    -------    -------

       Total                          $   841    $   719    $ 1,522    $ 1,165    $ 3,837    $ 2,533
                                      =======    =======    =======    =======    =======    =======

Income from Continuing Operations:
  Delivery                            $    65    $    32    $    89    $    56    $   138    $   145
  Generation                                5         64         45         73        174        149
                                      -------    -------    -------    -------    -------    -------
       Total                          $    70    $    96    $   134    $   129    $   312    $   294
                                      =======    =======    =======    =======    =======    =======

                                      As of June 30,       As of December 31,
                                           2001                  2000
                                           ----                  ----
Assets:
Delivery                                  $3,934                $3,987
Generation                                 2,662                 2,413
                                          ------                ------
       Total                              $6,596                $6,400
                                          ======                ======

9. Accounting Matters

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

     In June 2001, the FASB determined that electricity contracts, including those with option characteristics and those subject to "bookout," would qualify for the normal purchases and sales exception if certain criteria were met. Prior to the issuance of the guidance, we accounted for electricity contracts with characteristics of options and those subject to "bookout" as normal purchases and sales. As a result, we did not mark these contracts to their fair market values each reporting period. The effective date of this new guidance is July 1, 2001.

     We estimate the impacts of the new guidance are a $12 million after-tax loss in earnings and an $8 million after-tax gain in equity (as a component of other comprehensive income). These adjustments resulted from option contracts that did not meet the new criteria for the normal purchases and sales exception. The impact of the new guidance will be reflected as a cumulative effect of a change in accounting principle in the third quarter of 2001. See Note 10 for discussion on the impact of SFAS No. 133.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". We are currently evaluating the new standard and do not expect it to have a material impact on our financial statements.

10. Derivative Instruments

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances/credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodity. In addition, subject to specified risk parameters we engage in trading activities intended to profit from market price movements.

     As a result of adopting SFAS No. 133, we recognized $118 million of derivative assets and $16 million of derivative liabilities in our balance sheet as of January 1, 2001. Also as of January 1, 2001, we recorded a $3 million after-tax loss in net income as a cumulative effect of a change in accounting principle and a $65 million after-tax gain in equity (as a component of other comprehensive income). The gain resulted from unrealized gains on cash flow hedges. See Note 9 for discussion on SFAS No. 133.

     The change in derivative fair value in the consolidated statements of income for the three, six and twelve months ending June 30, 2001 and 2000 is comprised of the following (dollars in thousands):

                                            Three Months Ended     Six Months Ended     Twelve Months Ended
                                                 June 30,              June 30,               June 30,
                                            ------------------    ------------------    -------------------
                                              2001      2000        2001       2000       2001      2000
                                            -------    -------    -------    -------    -------    --------
Ineffective portion of derivatives
  qualifying for hedge accounting (a)       $(1,941)   $    --    $  (312)   $    --    $  (312)   $     --

Discontinuance of cash flow hedges
  for forecasted transactions that
  will not occur                             (7,718)        --     (7,718)        --     (7,718)         --
                                            -------    -------    -------    -------    -------    --------
     TOTAL                                  $(9,659)   $    --    $(8,030)   $    --    $(8,030)   $     --
                                            =======    =======    =======    =======    =======    ========

(a) Time value component of options excluded from assessment of hedge effectiveness.

     As of June 30, 2001, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is forty-two months. During the twelve months ending June 30, 2002, we estimate that a net loss of $7 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transaction.

     Net gains and losses on derivatives utilized for trading activities are recognized in power marketing revenues on a current basis (the mark to market method). Trading positions are measured at fair value as of the balance sheet date. The net gains recognized in power marketing revenues were the following for the three, six and twelve months ended June 30, 2001 and 2000 (dollars in millions):

                                      Three Months    Six Months   Twelve Months
                                         Ended          Ended          Ended
                                        June 30,       June 30,       June 30,
                                      ------------   ------------   -----------
                                      2001    2000   2001    2000   2001   2000
                                      ----    ----   ----    ----   ----   ----
Mark to market gains                  $ 42    $ 22   $ 95    $ 27   $ 76   $ 28
Realized gains/(losses)                 (9)     14     (1)     14     35     19
                                      ----    ----   ----    ----   ----   ----
Total trading gains                   $ 33    $ 36   $ 94    $ 41   $111   $ 47
                                      ====    ====   ====    ====   ====   ====

11. Comprehensive Income

     Components of comprehensive income for the three-month, six-month and twelve-month periods ended June 30, 2001 and 2000, are as follows (dollars in thousands):

                                                        Three Months           Six Months            Twelve Months
                                                           Ended                  Ended                  Ended
                                                          June 30,               June 30,               June 30,
                                                   --------------------   ---------------------   --------------------
                                                     2001        2000        2001       2000        2001       2000
                                                   ---------  ---------   ---------   ---------   ---------  ---------
Net Income                                         $ 69,639    $95,851     $131,490    $128,626   $309,458    $153,726
                                                   --------    -------     --------    --------   --------    --------
Other comprehensive income/(loss), net of tax:
  Cumulative effect of change in accounting
   for derivatives                                       --         --       64,700          --     64,700          --
  Unrealized holding losses arising during period   (87,475)        --      (97,928)         --    (97,928)         --
  Reclassification adjustment for derivatives        (1,862)        --      (18,684)         --    (18,684)         --
                                                   --------    -------     --------    --------   --------    --------
Total other comprehensive loss                      (89,337)        --      (51,912)         --    (51,912)         --
                                                   --------    -------     --------    --------   --------    --------

Comprehensive Income/(Loss)                        $(19,698)   $95,851     $ 79,578    $128,626   $257,546    $153,726
                                                   ========    =======     ========    ========   ========    ========

12. California Energy Market Issues and Refunds in the Pacific Northwest

     We are closely monitoring developments in the California energy market and the potential impact of these developments on us. We have evaluated, among other things, SCE's role as a Palo Verde and Four Corners participant; our transactions with the PX and the ISO; contractual relationships with SCE and PG&E; and power marketing exposures. Based on the financial transactions to date, we do not believe the foregoing matters will have a material adverse effect on our financial position or liquidity. We cannot predict with certainty, however, the impact that any future resolution, or attempted resolution, of the California energy market situation may have on us or the regional energy market in general.

     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. This order calls for a hearing, with findings of fact due to FERC after the California ISO provides necessary historical data. FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. Although FERC has not yet calculated the refund amounts, we do not expect that the resolution of this issue will have a material adverse impact on the Company's financial position, results of operations or liquidity.

13. Power Service Agreement

     By letter dated March 7, 2001, Citizens Communications Company advised us that it believes we have overcharged Citizens by over $50 million under a power service agreement. We believe that our charges under the agreement were fully in accordance with the terms of the agreement. The Company and Citizens terminated the power service agreement, effective July 15, 2001. In replacement of the power service agreement, the parent company and Citizens entered into a power sale agreement under which the parent company will supply Citizens with specified amounts of electricity and ancillary services through May 31, 2008. This new agreement does not address issues previously raised by Citizens with respect to charges under the original power service agreement through June 1, 2001.

14. 2001 Generation Summer Reliability Program

     We recently added over 200 MW of generating capability to enhance reliability for the summer of 2001 in light of market conditions in the western United States. We restored approximately 100 MW of previously mothballed gas-fired steam units at the West Phoenix Power Plant and refurbished the entire fossil plant fleet during the spring of 2001 (which resulted in additional capability of approximately 110 MW). Additionally, Pinnacle West Energy added over 300 MW of generating capacity (including 200 MW from leased portable generators) for the summer of 2001.

                         ARIZONA PUBLIC SERVICE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we explain our results of operations, general financial condition, and outlook including:

     * the changes in our earnings for the three-month, six-month and twelve-month periods ended June 30, 2001 and 2000;
     *    the effects of regulatory agreements on our results and outlook;
     *    our capital needs and resources;
     *    major factors that affect our financial outlook; and
     *    our management of market risks.

We are Arizona's largest electric utility and provide retail and wholesale electric service to the entire state with the exception of Tucson and about one-half of the Phoenix area. We also generate and, directly or through Pinnacle West's power marketing division, sell and deliver electricity to wholesale customers in the western United States. Pinnacle West owns all of our outstanding stock.

OPERATING RESULTS

The following table summarizes our revenues and earnings for the three-month, six-month, and twelve-month periods ended June 30, 2001 and the comparable prior-year periods:

                             Periods ended June 30,
                                   (Unaudited)
                              (dollars in millions)

                               3 Months Ended        6 Months Ended         12 Months Ended
                                   June 30,              June 30,               June 30,
                               ---------------      -----------------      ------------------
                               2001       2000      2001         2000      2001          2000
                               ----       ----      ----         ----      ----          ----
Operating Revenues            $ 841      $ 719     $1,522       $1,165     $3,837       $2,533

Earnings for Common Stock     $  70      $  96     $  131(1)    $  129     $  309(1)    $  154(2)

(1) These periods include an after-tax loss related to the cumulative effect of a change in accounting for derivatives of $3 million.
(2) The twelve-month period ended June 30, 2000 includes an after-tax extraordinary charge of $140 million.

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH THREE-MONTH PERIOD ENDED JUNE 30, 2000

     Earnings for the three months ended June 30, 2001 were $70 million compared with $96 million for the same period in the prior year. The decrease in net income of $26 million, or 27%, is primarily because of increases in purchased power and fuel costs, higher operations and maintenance expenses, reductions in retail electricity prices, and miscellaneous factors. The positive factors partially offsetting these decreases were an increase in the contribution of wholesale power marketing activities and increases in other income. See Note 6 for information on the price reductions.

     Electric operating revenues increased approximately $121 million primarily because of:

     * increased power marketing revenues related to wholesale and trading activities ($74 million);
     * increased wholesale revenues primarily related to higher prices for surplus generation sales ($35 million);
     * higher retail sales volumes primarily related to weather impacts and customer growth, partially offset by lower average usage per customer ($13 million); and
     *    other miscellaneous factors ($6 million).

     As mentioned above, these positive factors were partially offset by reductions in retail electricity prices ($7 million).

     Purchased power and fuel expenses increased approximately $163 million primarily because of:

     * increased power marketing costs related to wholesale and trading activities ($77 million);
     * increased costs related to higher retail sales volumes primarily related to higher purchased power and fuel prices, and weather impacts ($33 million);
     * higher replacement power costs primarily for increased plant outages ($31 million);
     * replacement power costs related to the Palo Verde outage extension to replace fuel control element assemblies ($12 million); and
     * a SFAS No. 133 adjustment related to changes in natural gas market prices ($10 million).

     See Notes 9 and 10 for additional information on SFAS No.133 and trading activities.

     The increase in operations and maintenance expenses primarily related to the generation summer reliability program and increased power plant maintenance. See Note 14 for additional information on the generation summer reliability program.

     Other net increased $9 million primarily because of insurance recovery of environmental remediation costs.

     OPERATING RESULTS - SIX-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 30, 2000

     Earnings for the six months ended June 30, 2001 were $131 million compared with $129 million for the same period in the prior year. In January 2001, we recognized a $3 million after-tax loss in net income as a cumulative effect of a change in accounting for derivatives. See Notes 9 and 10 for further discussion.

     Income from continuing operations increased $6 million, or 4% over the comparable period in 2000, primarily because of increases in the contribution of wholesale power marketing activities and a decrease in interest expense partially offset with increases in purchased power and fuel costs, higher operations and maintenance expenses, reductions in retail electricity prices, and miscellaneous factors. See Note 6 for information on the price reductions.

     Electric operating revenues increased approximately $357 million primarily because of:

     * increased power marketing revenues related to wholesale and trading activities ($252 million);
     * increased wholesale revenues primarily related to higher prices for surplus generation sales ($73 million);
     * higher retail sales volumes primarily related to weather impacts and customer growth, partially offset by lower average usage per customer ($36 million); and
     *    other miscellaneous factors ($9 million).

     As mentioned above, these positive factors were partially offset by reductions in retail electricity prices ($13 million).

     Purchased power and fuel expenses increased approximately $335 million primarily because of:

     * increased power marketing costs related to wholesale and trading activities ($199 million);
     * higher replacement power costs primarily for increased plant outages ($67 million);
     * increased costs related to higher retail sales volumes primarily attributable to higher purchased power and fuel prices and weather impacts ($49 million);
     * replacement power costs related to the Palo Verde outage extension to replace fuel control element assemblies ($12 million); and
     * SFAS No. 133 adjustments related to changes in natural gas market prices ($8 million).

     See Notes 9 and 10 for additional information on SFAS No. 133 and trading activities.

     The increase in operations and maintenance expenses primarily related to the generation summer reliability program and increased power plant maintenance. See Note 14 for additional information on the generation summer reliability program.

     Interest expense decreased by $7 million primarily because of lower interest rates.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH TWELVE-MONTH PERIOD ENDED JUNE 30, 2000

     Earnings for the twelve months ended June 30, 2001 were $309 million compared with $154 million for the same period in the prior year. The increase primarily relates to a $140 million after-tax extraordinary charge recorded in the third quarter of 1999, partially offset by a $3 million after-tax loss for a cumulative effect of a change in accounting for derivatives recorded in 2001.

     The extraordinary charge related to a regulatory disallowance that resulted from the 1999 Settlement Agreement that was approved by the ACC. See Notes 5 and 6 for additional information about the regulatory disallowance and the 1999 Settlement Agreement.

     The cumulative effect of a change in accounting for derivatives resulted from the implementation of SFAS No. 133. See Notes 9 and 10.

     Income from continuing operations for the twelve months ended June 30, 2001 increased $19 million, or 6% over the comparable prior-year period, primarily because of an increase in the contribution of wholesale power marketing activities and weather impacts. These positive factors were partially offset with higher purchased power and fuel costs, the completion of the amortization of ITCs in 1999, higher operations and maintenance expenses, reductions in retail electricity prices and miscellaneous factors. See Note 6 for information on the price reductions. See "Income Taxes" below for a discussion of the ITC amortization.

     Electric operating revenues increased approximately $1.3 billion because of:

     * increased power marketing revenues related to wholesale and trading activities ($1.11 billion);
     * increased wholesale revenues primarily related to higher prices for surplus generation sales ($126 million);
     * increases in the number of customers and the average amount of electricity used by customers ($51 million); and
     *    weather impacts on retail revenues ($48 million).

     These positive factors were partially offset by reductions in retail electricity prices ($28 million).

     Purchased power and fuel expenses increased approximately $1.24 billion primarily because of:

     * increased power marketing costs related to wholesale and trading activities ($1.06 billion);
     * higher replacement power costs primarily for increased plant outages ($106 million);

     * higher costs related to retail sales volumes and to purchased power and fuel prices ($45 million);
     * replacement power costs related to the Palo Verde outage extension to replace fuel control element assemblies ($12 million);
     *    weather impacts on purchased power and fuel ($12 million); and
     * an SFAS No. 133 adjustment related to changes in natural gas market prices ($8 million).

     See Notes 9 and 10 for additional information on SFAS No. 133 and trading activities.

     The increase in operations and maintenance expenses primarily related to the generation summer reliability program and increased power plant maintenance, offset by approximately ($14 million) of non-recurring items recorded in 1999. See Note 14 for additional information on the generation summer reliability program.

     Interest expense decreased by $11 million primarily because of increased capitalized interest resulting from higher construction project balances and lower interest rates.

INCOME TAXES

     As part of a 1994 rate settlement, we accelerated amortization of substantially all of our ITCs over a five-year period that ended on December 31, 1999. The amortization of ITCs decreased annual income tax expense by approximately $28 million. Beginning in 2000, no further benefits were being reflected in income tax expense related to the acceleration of the ITCs.

SFAS NO. 133

     The FASB has issued new guidance regarding the accounting treatment of derivatives effective July 1, 2001. We estimate the impacts of the new guidance are a $12 million after-tax loss in earnings and an $8 million after-tax gain in equity (as a component of other comprehensive income). These adjustments resulted from option contracts that did not meet the new criteria for the normal purchases and sales exception. The impact of the new guidance will be reflected as a cumulative effect of a change in accounting principle in the third quarter of 2001. See Notes 9 and 10 for additional discussion of SFAS No. 133.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2001, we incurred approximately $231 million in capital expenditures, which is approximately 50% of the most recently estimated 2001 capital expenditures. Our projected capital expenditures for the next three years are $461 million in 2001; $510 million in 2002; and $321 million in 2003.

     Our long-term debt redemption requirements, including optional repayments on long-term debt are: $383 million in 2001; $125 million in 2002; and zero in 2003. During 2001, we expect to satisfy our long-term debt redemption requirements with cash from operations and long and short-term borrowings. Through June 2001, we redeemed $58 million of our long-term debt. Based on market conditions and optional call provisions, we may make optional redemptions of long-term debt from time to time.

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

     CALIFORNIA ENERGY MARKET ISSUES AND REFUNDS IN THE PACIFIC NORTHWEST

     SCE and PG&E have publicly disclosed that their liquidity has been materially and adversely affected because of, among other things, their inability to pass on to ratepayers the prices each has paid for energy and ancillary services procured through the PX and ISO. In April 2001, PG&E filed for bankruptcy protection. See Note 12 for additional information.

     FACTORS AFFECTING OPERATING REVENUES

     Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona and in competitive retail and wholesale bulk power markets in the western United States.

     These revenues are expected to be affected by electricity sales volumes related to customer mix, customer growth and average usage per customer, as well as electricity prices and variations in weather from period to period.

     In our regulated retail market area, we will provide electricity services to standard-offer, full-service customers and to energy delivery customers who have chosen another provider for their electricity commodity needs (unbundled customers). Customer growth in our service territory averaged 3.8% a year for the three years 1998 through 2000; we currently expect customer growth to average 3.5% to 4% a year for 2001 through 2003. We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 4.5% a year in 2001 through 2003, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph apply to energy delivery customers. As industry restructuring evolves in the regulated market area, we cannot predict the number of standard offer customers that will switch to unbundled service.

     Wholesale activities will be affected by electricity prices and costs of available purchased power and fuel in the western United States, as well as competitive market conditions and regulatory and legislative changes in various state and federal jurisdictions, including the price mitigation plan adopted by FERC in June 2001 (see Note 6). These factors have significantly affected our trading and wholesale power activities and their resultant earnings contributions over the last several years. We cannot predict future contributions from trading and wholesale activities. See Item 3 below for additional information.

     OTHER FACTORS AFFECTING FUTURE FINANCIAL RESULTS

     Purchased power and fuel costs are impacted by our electricity sales volumes, existing contracts for generation purchased power and fuel, our power plant performance, prevailing market prices, and our hedging program for managing such costs. See "Natural Gas Supply" in Part II for additional information on gas transportation costs.

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

     Our financial results may be affected by the application of SFAS No. 133. See Notes 9 and 10 for further information.

     Our financial results may be affected by a number of broad factors. See "Forward-Looking Statements" below for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

RATE MATTERS

     See Note 6 for a discussion of a price reduction effective as of July 1, 2001, and for a discussion of the 1999 Settlement Agreement that will, among other things, result in five annual price reductions over a four-year period ending July 1, 2003.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements based on current expectations and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including the price mitigation plan adopted by FERC in June 2001; regional economic and market conditions, including the California energy situation, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; power plant performance; our ability to compete successfully outside traditional regulated markets (including the wholesale market); and technological developments in the electric industry.

     These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

ITEM 3. MARKET RISKS

     Our operations include managing market risks related to changes in commodity prices, interest rates, and investments held by our nuclear decommissioning trust fund.

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage our risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into these derivative transactions to ensure that we have enough energy for our customers and limit our exposure to volatile wholesale prices for power and fuel. In addition, we engage in trading activities intended to profit from favorable movements of market prices.

     As of June 30, 2001, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $46 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying physical exposures being hedged with the commodity derivative portfolio. We plan to complete the move of our wholesale power marketing and trading activities to the parent company by the end of 2002.

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

     Changing interest rates will affect interest paid on variable-rate debt and interest earned by our nuclear decommissioning trust fund. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The nuclear decommissioning fund also has risks associated with changing market values of equity investments. Nuclear decommissioning costs are recovered in regulated electricity prices.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported, in June 1999, the Navajo Nation served Salt River Project with a lawsuit naming Salt River Project, several Peabody Coal Company entities, SCE and other defendants, and citing various claims in connection with the renegotiations of the coal royalty and lease agreements under which Peabody mines coal for Navajo Generating Station and the Mohave Generating Station. THE NAVAJO NATION V. PEABODY HOLDING COMPANY, INC., et al., United States District Court for the District of Columbia, CA-99-0469-EGS. We are a 14% owner of the Navajo Generating Station, which Salt River Project operates. See "Legal Proceedings" in Item 3 of the 2000 10-K. In July 2001, the court dismissed all claims against Salt River Project.

     See Note 13 of Notes to Condensed Financial Statements for additional matters.

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

     WATER SUPPLY

     A summons served on us in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987. See "Water Supply" in Part II, Item 5 of the March 2001 10-Q. We and other parties petitioned the U.S. Supreme Court for review of the Arizona Supreme Court's decision affirming the lower court's criteria for resolving groundwater claims, and that petition was denied.

     TAX WAIVER

     The lease for the Four Corners plant site waived, until July 2001, the requirement that the coal supplier and vendors pay certain taxes to the Navajo Nation. The coal supplier currently pays a possessory interest tax (PIT) and business activity tax (BAT) to the Navajo Nation, which is reimbursed by the Four Corners participants, including us. The PIT is due from the coal supplier, one half on November 1 and one half on May 1 of each year, beginning on November 1, 2001, and the BAT is due from the coal supplier 45 days after the calendar quarter ends, beginning November 15, 2001. We anticipate that the Navajo Nation will levy additional taxes; however, we cannot currently predict the outcome of this matter or the amount of any additional taxes. The coal supplier, the Navajo Nation and the Four Corners participants are continuing to investigate alternative contractual arrangements and business relationships in an effort to permit the electricity generated at Four Corners to be priced competitively.

     PURPORTED NAVAJO ENVIRONMENTAL REGULATIONS

     As previously reported, on July 12, 2000, the Four Corners participants and the Navajo Generating Station participants each filed a petition with the Navajo Supreme Court for review of the operating permit regulations. See "Purported Navajo Environmental Regulations" in Part I, Item 1 of the 2000 10-K. The Navajo Nation and the Four Corners and Navajo Generating Station participants agreed to indefinitely stay this proceeding so that the parties may attempt to resolve the dispute without litigation. The Court has stayed this proceeding pursuant to a request by the parties. We cannot currently predict the outcome of this matter.

     NATURAL GAS SUPPLY

     The gas supply for the Company and Pinnacle West Energy gas-fired facilities located, and to be located (see Note 12), in Pinal, Maricopa and Yuma counties in Arizona, is transported pursuant to a firm, Full Requirements Transportation Service Agreement with El Paso Natural Gas Company. The transportation agreement features a 10 year rate moratorium established in a comprehensive rate case settlement entered into in 1996.

     In a pending FERC proceeding, El Paso has proposed allocating its gas pipeline capacity in such a way that our (and other companies' with the same contract type) gas transportation rights could be significantly impacted. Various parties, including us and Pinnacle West Energy, have challenged this allocation as being inconsistent with El Paso's existing contractual obligations and the 1996 settlement. At this time, there are ongoing discussions among FERC, El Paso and other affected parties to resolve these issues. We cannot currently predict the outcome of this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.         Description
          -----------         -----------
             12.1             Ratio of Earnings to Fixed Charges

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
                February 20, 1996

     (b)  Reports on Form 8-K

     During the quarter ended June 30, 2001, and the period from July 1 through August 14, 2001, we filed the following reports on Form 8-K:

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

                                        ARIZONA PUBLIC SERVICE COMPANY
                                        (Registrant)



Dated: August 14, 2001                  By: Michael V. Palmeri
                                           -------------------------------------
                                           Michael V. Palmeri
                                           Vice President, Finance
                                           (Principal Accounting Officer
                                           and Officer Duly Authorized
                                           to sign this Report)