Form 10-Q
period 2001-09-30
ARIZONA PUBLIC SERVICE CO
filed 2001-11-06
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

               Number of shares of common stock, $2.50 par value,
                 outstanding as of November 5, 2001: 71,264,947

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                    Glossary

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

ADEQ - Arizona Department of Environmental Quality

APS Energy Services - APS Energy Services Company, Inc., a Pinnacle West subsidiary

Bookout - one party appears more than once in a contract path for the purchase and sale of a commodity, resulting in an unplanned net settlement

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

MW - megawatt, one million watts

1999 Settlement Agreement - comprehensive settlement agreement related to the implementation of retail electric competition

Native Load - retail and wholesale sales supplied under traditional cost-based rate regulation

Palo Verde - Palo Verde Nuclear Generating Station

PG&E - PG&E Corp.

Pinnacle West - Pinnacle West Capital Corporation

Pinnacle West Energy - Pinnacle West Energy Corporation, a Pinnacle West subsidiary

PPA - Purchase Power Agreement between Arizona Public Service Company and Pinnacle West

PX - California Power Exchange

RTO - regional transmission organization

Rules - ACC retail electric competition rules

Salt River Project - Salt River Project Agricultural Improvement and Power District

SCE - Southern California Edison Company

SFAS - Statement of Financial Accounting Standards

2000 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 2000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                               Three Months
                                                                            Ended September 30,
                                                                        --------------------------
                                                                           2001           2000
                                                                        -----------    -----------
                                                                          (Dollars in Thousands)
ELECTRIC OPERATING REVENUES .........................................   $ 1,048,634    $ 1,565,622
                                                                        -----------    -----------
PURCHASED POWER AND FUEL COSTS:
  Purchased power ...................................................       505,867        977,103
  Fuel for electric generation ......................................        81,751         99,460
                                                                        -----------    -----------
     Total ..........................................................       587,618      1,076,563
                                                                        -----------    -----------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS ..............       461,016        489,059
                                                                        -----------    -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased power and fuel costs       120,762        110,676
  Depreciation and amortization .....................................       105,771        112,848
  Income taxes ......................................................        70,017         80,317
  Other taxes .......................................................        29,327         25,629
                                                                        -----------    -----------
     Total ..........................................................       325,877        329,470
                                                                        -----------    -----------
OPERATING INCOME ....................................................       135,139        159,589
                                                                        -----------    -----------
OTHER INCOME (DEDUCTIONS):
  Income taxes ......................................................         1,752          1,446
  Other - net .......................................................        (1,650)        (3,599)
                                                                        -----------    -----------
     Total ..........................................................           102         (2,153)
                                                                        -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ...................................       135,241        157,436
                                                                        -----------    -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt ........................................        29,211         33,681
  Interest on short-term borrowings .................................         1,331          1,634
  Debt discount, premium and expense ................................           666            566
  Capitalized interest ..............................................        (3,523)        (2,676)
                                                                        -----------    -----------
     Total ..........................................................        27,685         33,205
                                                                        -----------    -----------

INCOME BEFORE ACCOUNTING CHANGE .....................................       107,556        124,231

  Cumulative Effect of a Change in Accounting for Derivatives -
    net of income taxes of $8,099 ...................................       (12,446)            --
                                                                        -----------    -----------

NET INCOME ..........................................................   $    95,110    $   124,231
                                                                        ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                               Nine Months
                                                                            Ended September 30,
                                                                        --------------------------
                                                                           2001           2000
                                                                        -----------    -----------
                                                                          (Dollars in Thousands)
ELECTRIC OPERATING REVENUES .........................................   $ 2,875,045    $ 2,730,997
                                                                        -----------    -----------
PURCHASED POWER AND FUEL COSTS:
  Purchased power ...................................................     1,315,465      1,259,151
  Fuel for electric generation ......................................       325,208        230,972
                                                                        -----------    -----------
     Total ..........................................................     1,640,673      1,490,123
                                                                        -----------    -----------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS ..............     1,234,372      1,240,874
                                                                        -----------    -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased power and fuel costs       356,355        323,485
  Depreciation and amortization .....................................       314,110        321,642
  Income taxes ......................................................       156,425        163,669
  Other taxes .......................................................        80,071         76,606
                                                                        -----------    -----------
     Total ..........................................................       906,961        885,402
                                                                        -----------    -----------
OPERATING INCOME ....................................................       327,411        355,472
                                                                        -----------    -----------
OTHER INCOME (DEDUCTIONS):
  Income taxes ......................................................           (33)         1,615
  Other - net .......................................................         1,915         (4,021)
                                                                        -----------    -----------
     Total ..........................................................         1,882         (2,406)
                                                                        -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ...................................       329,293        353,066
                                                                        -----------    -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt ........................................        93,031         99,626
  Interest on short-term borrowings .................................         3,807          6,754
  Debt discount, premium and expense ................................         2,001          1,411
  Capitalized interest ..............................................       (11,347)        (7,582)
                                                                        -----------    -----------
     Total ..........................................................        87,492        100,209
                                                                        -----------    -----------

INCOME BEFORE ACCOUNTING CHANGE .....................................       241,801        252,857

  Cumulative Effect of a Change in Accounting for Derivatives -
    net of income taxes of $9,892 ...................................       (15,201)            --
                                                                        -----------    -----------

NET INCOME ..........................................................   $   226,600    $   252,857
                                                                        ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                               Twelve Months
                                                                             Ended September 30,
                                                                          --------------------------
                                                                             2001           2000
                                                                          -----------    -----------
                                                                            (Dollars in Thousands)
ELECTRIC OPERATING REVENUES .........................................   $ 3,624,300    $ 3,230,874
                                                                        -----------    -----------
PURCHASED POWER AND FUEL COSTS:
  Purchased power ...................................................     1,603,778      1,353,477
  Fuel for electric generation ......................................       425,510        295,842
                                                                        -----------    -----------
     Total ..........................................................     2,029,288      1,649,319
                                                                        -----------    -----------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS ..............     1,595,012      1,581,555
                                                                        -----------    -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased power and fuel costs       462,962        447,179
  Depreciation and amortization .....................................       417,947        422,739
  Income taxes ......................................................       192,733        184,667
  Other taxes .......................................................       103,195        100,177
                                                                        -----------    -----------
     Total ..........................................................     1,176,837      1,154,762
                                                                        -----------    -----------
OPERATING INCOME ....................................................       418,175        426,793
                                                                        -----------    -----------
OTHER INCOME (DEDUCTIONS):
  Income taxes ......................................................         2,664          9,398
  Other - net .......................................................        (4,921)       (11,814)
                                                                        -----------    -----------
     Total ..........................................................        (2,257)        (2,416)
                                                                        -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ...................................       415,918        424,377
                                                                        -----------    -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt ........................................       127,836        133,469
  Interest on short-term borrowings .................................         4,508          8,247
  Debt discount, premium and expense ................................         2,695          1,866
  Capitalized interest ..............................................       (14,659)        (7,540)
                                                                        -----------    -----------
     Total ..........................................................       120,380        136,042
                                                                        -----------    -----------

INCOME BEFORE ACCOUNTING CHANGE .....................................       295,538        288,335

  Cumulative Effect of a Change in Accounting for Derivatives -
    net of income taxes of $9,892 ...................................       (15,201)            --

                                                                        -----------    -----------
NET INCOME ..........................................................   $   280,337    $   288,335
                                                                        ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)

                                                    September 30,   December 31,
                                                        2001           2000
                                                     -----------    -----------
                                                       (Dollars in Thousands)
UTILITY PLANT:
Electric plant in service and held for future use    $ 8,053,950    $ 7,805,025
Less accumulated depreciation and amortization ...     3,337,314      3,187,328
                                                     -----------    -----------
   Total .........................................     4,716,636      4,617,697
Construction work in progress ....................       255,628        245,749
Nuclear fuel, net of amortization ................        54,853         47,389
                                                     -----------    -----------
   Utility plant - net ...........................     5,027,117      4,910,835
                                                     -----------    -----------

INVESTMENTS AND OTHER ASSETS .....................       258,138        269,678
                                                     -----------    -----------
CURRENT ASSETS:
Cash and cash equivalents ........................        14,947          2,609
Trust fund for bond redemption ...................        72,370             --
Accounts receivable:
   Service customers .............................       408,843        422,012
   Other .........................................       139,000         48,711
   Allowance for doubtful accounts ...............        (2,821)        (2,380)
Accrued utility revenues .........................       102,951         74,566
Materials and supplies, at average cost ..........        81,304         71,966
Fossil fuel, at average cost .....................        24,833         19,405
Deferred income taxes ............................         5,793          5,793
Assets from risk management and trading activities        13,800         17,506
Other ............................................        38,665         38,414
                                                     -----------    -----------
   Total current assets ..........................       899,685        698,602
                                                     -----------    -----------
DEFERRED DEBITS:
Regulatory assets ................................       370,943        469,867
Unamortized debt issue costs .....................        11,647         12,805
Other ............................................        52,832         37,928
                                                     -----------    -----------
   Total deferred debits .........................       435,422        520,600
                                                     -----------    -----------

   TOTAL .........................................   $ 6,620,362    $ 6,399,715
                                                     ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                   LIABILITIES
                                   (Unaudited)

                                                          September 30,   December 31,
                                                              2001            2000
                                                           -----------     ----------
                                                             (Dollars in Thousands)
CAPITALIZATION:
Common stock ..........................................    $   178,162     $  178,162
Additional paid-in capital ............................      1,246,804      1,246,804
Retained earnings .....................................        793,901        694,802
Accumulated Other Comprehensive Loss ..................        (66,609)            --
                                                           -----------     ----------
   Common stock equity ................................      2,152,258      2,119,768

Long-term debt less current maturities ................      1,620,523      1,806,908
                                                           -----------     ----------

   Total capitalization ...............................      3,772,781      3,926,676
                                                           -----------     ----------
CURRENT LIABILITIES:
Commercial paper ......................................        174,500         82,100
Current maturities of long-term debt ..................        375,266        250,266
Accounts payable ......................................        227,149        267,999
Accrued taxes .........................................        305,842        106,515
Accrued interest ......................................         16,484         39,488
Customer deposits .....................................         27,169         24,498
Liabilities from risk management and trading activities         44,107         37,179
Other .................................................         90,758        104,947
                                                           -----------     ----------
   Total current liabilities ..........................      1,261,275        912,992
                                                           -----------     ----------
DEFERRED CREDITS AND OTHER:
Deferred income taxes .................................      1,010,539      1,110,437
Unamortized gain - sale of utility plant ..............         65,204         68,636
Customer advances for construction ....................         68,763         40,694
Other .................................................        441,800        340,280
                                                           -----------     ----------
   Total deferred credits and other ...................      1,586,306      1,560,047
                                                           -----------     ----------
COMMITMENTS AND CONTINGENCIES (Notes 6, 7, and 9)

   TOTAL ..............................................    $ 6,620,362     $6,399,715
                                                           ===========     ==========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months
                                                          Ended September 30,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------
                                                         (Dollars in Thousands)
Cash Flows from Operating Activities:
  INCOME BEFORE ACCOUNTING CHANGE ....................   $ 241,801    $ 252,857
  Items not requiring cash:
    Depreciation and amortization ....................     314,110      321,642
    Nuclear fuel amortization ........................      22,221       23,139
    Deferred income taxes - net ......................     (46,664)     (73,729)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ........................     (76,679)    (446,059)
    Accrued utility revenues .........................     (28,385)     (38,396)
    Materials, supplies and fossil fuel ..............     (14,766)       3,787
    Other current assets .............................        (251)      (8,439)
    Accounts payable .................................     (46,542)     298,198
    Accrued taxes ....................................     199,327      145,999
    Accrued interest .................................     (23,004)      (8,699)
    Other current liabilities ........................     (11,518)      24,350
    Risk management and trading activities - net .....     (14,116)      17,934
  Other - net ........................................      14,733       26,619
                                                         ---------    ---------
     Net cash flow provided by operating activities ..     530,267      539,203
                                                         ---------    ---------
Cash Flows from Investing Activities:
  Trust fund for bond redemption .....................     (72,370)          --
  Capital expenditures ...............................    (324,878)    (278,282)
  Capitalized interest ...............................     (11,347)      (7,582)
  Other ..............................................     (12,370)      18,349
                                                         ---------    ---------
      Net cash flow used for investing activities ....    (420,965)    (267,515)
                                                         ---------    ---------
Cash Flows from Financing Activities:
  Long-term debt .....................................          --      300,000
  Short-term borrowings - net ........................      92,400      (36,300)
  Dividends paid on common stock .....................    (127,500)    (127,500)
  Repayment and reacquisition of long-term debt ......     (61,864)    (352,000)
                                                         ---------    ---------
      Net cash flow used for financing activities ....     (96,964)    (215,800)
                                                         ---------    ---------

Net increase in cash and cash equivalents ............      12,338       55,888
Cash and cash equivalents at beginning of period .....       2,609        7,477
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  14,947    $  63,365
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ........   $ 108,842    $  96,723
    Income taxes .....................................   $  41,705    $ 133,817

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Our unaudited Condensed Financial Statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the cumulative effect of a change in accounting for derivatives (see Note 10). We suggest that these Condensed Financial Statements and Notes to Condensed Financial Statements be read along with the Financial Statements and Notes to Financial Statements included in our 2000 10-K. We have reclassified certain prior period amounts to conform to current period presentation.

2. Weather conditions and trading and wholesale power marketing activities can have significant impacts on our results for interim periods. Results for interim periods do not necessarily represent results to be expected for the year.

3.   We are a wholly-owned subsidiary of Pinnacle West.

4. See "Liquidity and Capital Resources" in Part I, Item 2 of this report for changes in capitalization for the nine months ended September 30, 2001.

5.   Regulatory Accounting

     We are regulated by the ACC and FERC. The accompanying financial statements reflect the ratemaking policies of these commissions. For regulated operations, we prepare our financial statements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements.

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

     The 1999 Settlement Agreement was approved by the ACC in September 1999 (see Note 6 for a discussion of the agreement). Consequently, we have discontinued the application of SFAS No. 71 for our generation operations. As a result, we tested the generation assets for impairment and determined that the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, a regulatory disallowance removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes was reported as an extraordinary charge on the income statement during the third quarter of 1999. Prior to the 1999 Settlement Agreement, under the 1996 regulatory agreement (see Note 6), the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004.

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

     The condensed balance sheets include the amounts listed below for generation assets not subject to SFAS No. 71 (for additional generation information see Note 8):

                             (dollars in thousands)

                                                                September 30,   December 31,
                                                                     2001          2000
                                                                 -----------    -----------
Electric plant in service and held for future use ..........     $ 3,897,732    $ 3,856,600
Accumulated depreciation and amortization ..................      (1,771,158)    (1,693,079)
Construction work in progress ..............................          97,537         86,329
Nuclear fuel, net of amortization ..........................          54,853         47,389

6.   Regulatory Matters

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     1999 SETTLEMENT AGREEMENT. On May 14, 1999, we entered into a comprehensive Settlement Agreement with various parties, including representatives of major consumer groups, related to the implementation of retail electric competition. On September 23, 1999, the ACC voted to approve the 1999 Settlement Agreement, with some modifications. On December 13, 1999, two parties filed lawsuits challenging the ACC's approval of the 1999 Settlement Agreement. Each party bringing the lawsuits appealed the ACC's order approving the 1999 Settlement Agreement directly to the Arizona Court of Appeals, as provided by Arizona law. In one of the appeals, on December 26, 2000, the Arizona Court of Appeals affirmed the ACC's approval of the 1999 Settlement Agreement. This decision was not appealed and has become final. In the other appeal, on April 5, 2001, the Arizona Court of Appeals again affirmed the ACC's approval of the 1999 Settlement Agreement. The Arizona Consumers Council, which filed that appeal, petitioned the Arizona Supreme Court for review of the Court of Appeals' decision. On October 5, 2001, the Arizona Supreme Court agreed to hear the appeal on the singular issue of whether the ACC could itself become a party to the Settlement Agreement by virtue of its approval of the Settlement Agreement. The Supreme Court has not yet set a date for oral argument on this matter.

     The following are the major provisions of the 1999 Settlement Agreement, as approved:

     * We have reduced, and will reduce, rates for standard offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included the July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to the 1996 regulatory agreement. See "1996 Regulatory Agreement" below. Based on the price reductions authorized in the 1999 Settlement Agreement, there were also retail price decreases of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000, and approximately $27 million ($16 million after taxes), or 1.5%, effective July 1, 2001. For customers having loads three MW or greater, standard offer rates will be reduced in varying annual increments that total 5% in the years 1999 through 2002.

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

     PROPOSED RULE VARIANCE AND PURCHASE POWER AGREEMENT. As authorized by the 1999 Settlement Agreement, we intend to move substantially all of our generation assets to Pinnacle West Energy no later than December 31, 2002. Commencing upon the transfer of the fossil-fueled generating assets and the receipt of certain regulatory approvals, Pinnacle West Energy expects to sell its power at wholesale to Pinnacle West's power marketing division, which, in turn, is expected to sell power to us and to non-affiliated power purchasers. In a filing with the ACC on October 18, 2001, we requested the ACC to (a) grant us a partial variance from an ACC rule that would obligate us to acquire all of our customers' standard offer generation requirements from the competitive market (with at least 50% of that coming from a "competitive bidding" process) starting in 2003 and (b) approve as just and reasonable a long-term purchase power agreement (PPA) between us and Pinnacle West. We have requested these ACC actions to ensure continued reliable service to our standard offer customers in a volatile generation market and to recognize Pinnacle West Energy's significant investment to serve our load. The following are the major provisions of the PPA:

     * The PPA would run through 2015, with three optional five-year renewal terms, which renewals would occur automatically unless notice is given by either us or Pinnacle West.

     * The PPA would provide for all of our anticipated standard offer generation needs, including any necessary reserves, except for (a) those provided by us through renewable resources or other generation assets retained by us; (b) amounts that we are obligated by law to purchase from "qualified facilities" and other forms of distributed generation; and (c) any purchased power agreements that we cannot transfer to Pinnacle West Energy.

     * Pinnacle West would assume contractual responsibility for reliability and would supplement any potential shortfall even after full utilization of Pinnacle West Energy's dedicated generating resources.

     * Pinnacle West would supply our standard offer requirements through a combination of (a) our generation assets transferred to Pinnacle West Energy; (b) certain of Pinnacle West Energy's new Arizona generation projects to be constructed during the 2001-2004 period to reliably serve our load requirements; (c) power procured by Pinnacle West under certain "dedicated contracts"; and (d) power procured on the open market, including a competitively-bid component described below.

     * Beginning in 2003, Pinnacle West would acquire 270 MW of our standard offer requirements on the open market through a competitive bidding process. This competitive bid obligation would be increased by an additional 270 MW each year through 2008 (representing approximately 23% of estimated 2008 peak load).

     * Pinnacle West would charge us based on (a) a combination of fixed and variable price components for the Pinnacle West Energy assets, subject to periodic adjustment, and (b) a pass-through of Pinnacle West's costs to procure power from the remaining sources.

     * The PPA would take effect on the latest of the following events: (a) transfer of non-nuclear generating assets from us to Pinnacle West Energy; (b) ACC approval of the rule variance and the PPA; and (c) FERC acceptance of the PPA and the companion agreement between Pinnacle West and Pinnacle West Energy.

     PROVIDER OF LAST RESORT OBLIGATION. Although the Rules allow retail customers to have access to competitive providers of energy and energy services (see "Retail Electric Competition Rules" below), we are the "provider of last resort" for standard offer customers under rates that have been approved by the ACC. Energy prices in the western wholesale market vary and, during the course of the last year, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in our current retail rates. We expect that the market may continue to be volatile. We believe that through a combination of hedging and our current generation portfolio, we will be able to adequately manage our exposure to the volatility of the power market. However, in the event of shortfalls due to unforeseen increases in load demand or generation outages, we may need to purchase additional supplemental power in the wholesale spot market. Unless we are able to obtain an adjustment of our rates under the emergency provisions of the 1999 Settlement Agreement, there can be no assurance that we would be able to fully recover the costs of this power.

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

     The regulatory agreement also required that Pinnacle West infuse $200 million of common equity into us in annual payments of $50 million from 1996 through 1999. All of these equity infusions were made by December 31, 1999.

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

     In June 2001, FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the western United States. The plan remains in effect until September 30, 2002. The Company cannot accurately predict the overall financial impact of the plan on the various aspects of its business, including its wholesale and purchased power activities.

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

8.   Business Segments

     We have two principal business segments (determined by products, services and regulatory environment), which consist of activities related to the transmission and distribution of electricity (delivery business segment) and the generation of electricity and wholesale and power trading (generation business segment).

     These reportable segments reflect a change in the reporting of our functional activities. Before January 1, 2001, our reported segment information combined transmission and distribution activities with wholesale and power trading activities. Our current operational activities are more closely based on the strong integration of our wholesale and power trading activities with our generation of electricity, and have been combined for segment reporting purposes. The corresponding information for earlier periods has been restated.

     Beginning in 2001, we changed our method of allocating revenues between the delivery business segment and the generation business segment to reflect the seasonal impact of market prices. This change had the impact of decreasing delivery segment income and increasing generation segment income in all the periods presented when compared to the prior comparable periods. The after-tax change is $45 million in the three-month period and $2 million in the nine- and twelve-month periods.

     Eliminations primarily relate to intersegment sales of electricity. Segment information for the three, nine and twelve months ended September 30, 2001 and 2000 is as follows (dollars in millions):

                                   3 Months Ended        9 Months Ended        12 Months Ended
                                    September 30,         September 30,         September 30,
                                 ------------------    ------------------    ------------------
                                   2001       2000       2001       2000       2001       2000
                                 -------    -------    -------    -------    -------    -------
Operating Revenues:
  Delivery                       $   612    $   683    $ 1,577    $ 1,563    $ 1,984    $ 1,963
  Generation                         805      1,194      2,086      1,886      2,609      2,169
  Eliminations                      (368)      (311)      (788)      (718)      (969)      (901)
                                 -------    -------    -------    -------    -------    -------
     Total                       $ 1,049    $ 1,566    $ 2,875    $ 2,731    $ 3,624    $ 3,231
                                 =======    =======    =======    =======    =======    =======
Income Before
Accounting Change:
  Delivery                       $     6    $    28    $    95    $    84    $   116    $   115
  Generation                         102         96        147        169        180        173
                                 -------    -------    -------    -------    -------    -------
     Total                       $   108    $   124    $   242    $   253    $   296    $   288
                                 =======    =======    =======    =======    =======    =======

                                       As of September 30,    As of December 31,
                                              2001                  2000
                                              ----                  ----
Assets:
Delivery                                     $3,950                $3,987
Generation                                    2,670                 2,413
                                             ------                ------
     Total                                   $6,620                $6,400
                                             ======                ======

9.   Accounting Matters

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." We are currently evaluating the impacts of the new standard and do not expect it to have a material impact on our financial statements. We have no goodwill. This standard is effective for the year beginning January 1, 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires the estimated present value of the cost of decommissioning and certain other removal costs to be recorded as a liability, along with an offsetting plant asset when a decommissioning or other removal obligation is incurred. We are currently evaluating the impacts of the new standard, which is effective for the year beginning January 1, 2003.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business. SFAS No. 144 is effective for the year beginning January 1, 2002. We are currently evaluating the impacts of the new standard and do not expect it to have a material impact on our financial statements.

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

     In June 2001, the FASB determined that certain electricity contracts, including those with option characteristics and those subject to "bookout," would qualify for the normal purchases and sales exception if certain criteria were met. Prior to the issuance of the guidance, we accounted for electricity contracts with characteristics of options and those subject to "bookout" as normal purchases and sales. As a result, we did not previously mark these contracts to their fair market values each reporting period. The effective date of this new guidance was July 1, 2001.

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

     As of July 1, 2001, we recorded an additional $12 million after-tax loss in net income and an additional $8 million after-tax gain in equity (as a component of other comprehensive income), as a result of adopting the new guidance related to electricity contracts. These adjustments resulted primarily from contracts with characteristics of options that did not meet the new criteria for the normal purchases and sales exception. The impact of the new guidance is reflected as a cumulative effect of a change in accounting principle. In October 2001, FASB again revised its guidance for option-like contracts. We are currently in the process of evaluating the effect, if any, of this revised guidance.

     The change in derivative fair value in the condensed statements of income for the three, nine and twelve months ending September 30, 2001 and 2000 is comprised of the following (dollars in thousands):

                                                                         Nine Months
                                            Three Months Ended              Ended             Twelve Months Ended
                                               September 30,            September 30,            September 30,
                                           --------------------      --------------------     --------------------
                                             2001        2000          2001        2000         2001        2000
                                           --------    --------      --------    --------     --------    --------
Ineffective portion of derivatives
  qualifying for hedge accounting (a)      $ (1,879)   $     --      $ (8,063)   $     --     $ (8,063)   $     --

Discontinuance of cash flow hedges
  for forecasted transactions that
  will not occur                             (1,367)         --        (9,692)         --       (9,692)         --
Reclassification of mark-to-market
  to realized                                19,880          --        26,359          --       26,359          --
                                           --------    --------      --------    --------     --------    --------
Total                                      $ 16,634    $     --      $  8,604    $     --     $  8,604    $     --
                                           ========    ========      ========    ========     ========    ========

(a) Time value component of options excluded from assessment of hedge effectiveness.

     As of September 30, 2001, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is thirty-nine months. During the twelve months ending September 30, 2002, we estimate that a net loss of $23 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transaction.

     Net gains and losses on derivatives utilized for trading activities are recognized in power marketing revenues on a current basis (the mark-to-market method). Trading positions are measured at fair value as of the balance sheet date. The mark-to-market gains recognized in power marketing revenues were the following for the three, nine and twelve months ended September 30, 2001 and 2000 (dollars in millions):

                                Three Months     Nine Months     Twelve Months
                                    Ended          Ended             Ended
                                September 30,    September 30,   September 30,
                                -------------    -------------   -------------
                                2001    2000     2001    2000     2001    2000
                                ----    ----    -----    ----    -----    ----
Mark-to-market gains (losses)   $ 40    $(45)   $ 135    $(18)   $ 162    $(17)
Realized gains (losses)          (26)     66      (25)     80      (56)     83
                                ----    ----    -----    ----    -----    ----
Total trading gains             $ 14    $ 21    $ 110    $ 62    $ 106    $ 66
                                ====    ====    =====    ====    =====    ====

11.  Comprehensive Income

     Components of comprehensive income for the three, nine and twelve months ended September 30, 2001 and 2000, are as follows (dollars in thousands):

                                           Three Months          Nine Months             Twelve Months
                                              Ended                  Ended                   Ended
                                          September 30,          September 30,           September 30,
                                       --------------------   ---------------------   ---------------------
                                         2001        2000        2001        2000       2001         2000
                                       --------    --------   ---------    --------   ---------    --------
Net income                             $ 95,110    $124,231   $ 226,600    $252,857   $ 280,337    $288,335
                                       --------    --------   ---------    --------   ---------    --------
Other comprehensive income(loss),
 net of tax:
   Cumulative effect of change in
     accounting for derivatives           7,801          --      72,501          --      72,501          --
   Unrealized holding losses arising
     during period                      (11,353)         --    (109,281)         --    (109,281)         --
   Reclassification adjustment for
     derivatives                        (11,145)         --     (29,829)         --     (29,829)         --
                                       --------    --------   ---------    --------   ---------    --------
Total other comprehensive loss          (14,697)         --     (66,609)         --     (66,609)         --
                                       --------    --------   ---------    --------   ---------    --------
Comprehensive income                   $ 80,413    $124,231   $ 159,991    $252,857   $ 213,728    $288,335
                                       ========    ========   =========    ========   =========    ========

12.  California Energy Market Issues and Refunds in the Pacific Northwest

     We are closely monitoring developments in the California energy market and the potential impact of those developments on us. We have evaluated, among other things, SCE's role as a Palo Verde and Four Corners participant; our transactions with the PX and the ISO; contractual relationships with SCE and PG&E; and power marketing exposures. Based on our current evaluations, we do not believe the foregoing matters will have a material adverse effect on our financial position and liquidity. We cannot predict with certainty, however, the impact that any future resolution, or attempted resolution, of the California energy market situation may have on us or the regional energy market in general.

     In July 2001, FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. This order calls for a hearing, with findings of fact due to FERC after the California ISO provides necessary historical data. FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. The Administrative Law Judge at FERC in charge of that evidentiary proceeding made an initial finding that no refunds were appropriate. The Pacific Northwest issues will now be addressed by FERC Commissioners. Although FERC has not yet made a final ruling in the Pacific Northwest matter or calculated the specific refund amounts due in California, we do not expect that the resolution of these issues will have a material adverse impact on our financial position, results of operations or liquidity.

13.  Power Service Agreement

     By letter dated March 7, 2001, Citizens advised us that it believes we have overcharged Citizens by over $50 million under a power service agreement. We believe that our charges under the agreement were fully in accordance with the terms of the agreement. The Company and Citizens terminated the power service agreement effective July 15, 2001. In replacement of the power service agreement, Pinnacle West and Citizens entered into a power sale agreement under which Pinnacle West will supply Citizens with specified amounts of electricity and ancillary services through May 31, 2008. This new agreement does not address issues previously raised by Citizens with respect to charges under the original power service agreement through June 1, 2001.

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

INTRODUCTION

     In this section, we explain our results of operations, general financial condition, and outlook including:

     * the changes in our earnings for the three, nine and twelve months ended September 30, 2001 and 2000;

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

OPERATING RESULTS

     The following table summarizes our revenues and earnings for the three, nine and twelve months ended September 30, 2001 and the comparable prior year periods:

                           Periods ended September 30,
                                  (Unaudited)
                             (dollars in millions)

                          Three Months        Nine Months        Twelve Months
                              Ended              Ended              Ended
                          September 30,      September 30,       September 30,
                       -----------------   -----------------   -----------------
                        2001       2000     2001       2000     2001       2000
                       ------     ------   ------     ------   ------     ------
Operating Revenues     $1,049     $1,566   $2,875     $2,731   $3,624     $3,231

Net Income             $   95(1)  $  124   $  227(2)  $  253   $  280(2)  $  288

(1) The three-month period ended September 30, 2001 includes an after-tax loss related to the cumulative effect of a change in accounting for derivatives of $12 million.

(2) These periods include an after-tax loss related to the cumulative effect of a change in accounting for derivatives of $15 million.

     Operating Results - Three-month period ended September 30, 2001 compared with three-month period ended September 30, 2000

     Net income for the three months ended September 30, 2001 was $95 million compared with $124 million for the same period in the prior year. In July 2001, we recognized a $12 million after-tax loss in net income as a cumulative effect of a change in accounting for derivatives as required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". See Note 10 for further discussion.

     Income before accounting change for the three months ended September 30, 2001 was $108 million compared with $124 million for the same period in the prior year. The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                            Increase/(Decrease)
                                                                            -------------------
Decreased margin on power marketing, trading and other
  wholesale activities                                                             $(35)
Higher margin from retail sales                                                       5
Retail price reductions                                                              (9)
Higher replacement power costs on plant outages                                      (6)
SFAS No. 133 accounting adjustment                                                   17
                                                                                   ----
       Decrease in revenues, net of purchased power and fuel expense                (28)
Higher operations and maintenance expense primarily related to generation
       reliability and other costs                                                  (10)
Miscellaneous items, net                                                             11
                                                                                   ----
       Net decrease in income before income taxes                                   (27)
       Lower income taxes primarily due to lower income                              11
                                                                                   ----
       Net decrease in income before accounting change                             $(16)
                                                                                   ====

     Electric operating revenues decreased approximately $517 million primarily because of:

* decreased power marketing revenues related to trading and wholesale activities primarily because of increased power marketing at Pinnacle West ($522 million);
* increased retail revenues primarily related to higher sales volumes due to weather impacts and customer growth, partially offset by lower average usage per customer ($14 million); and
* decreased retail revenues related to the reduction in retail electricity prices ($9 million). See Note 6 for information on the price reductions.

         Purchased power and fuel expenses decreased approximately $489 million primarily because of:

* decreased power marketing costs related to trading and wholesale activities primarily because of increased power marketing at Pinnacle West ($487 million);
* decreased costs for a SFAS No. 133 adjustment related to changes in electricity and gas market prices ($17 million). See Note 10 for additional information on SFAS No. 133;

* increased costs related to higher retail sales volumes and associated higher purchased power and fuel prices ($9 million); and

* higher replacement power costs primarily for increased plant outages ($6 million).

     The increase in operations and maintenance expenses of $10 million primarily related to the generation reliability and power plant maintenance costs ($6 million) and other costs ($4 million). See Note 14 for additional information on the generation summer reliability program.

     Depreciation and amortization decreased $7 million primarily because of lower regulatory asset amortization.

     Interest expense decreased by $6 million primarily because of lower interest rates.

     Operating Results - Nine-month period ended September 30, 2001 compared with nine-month period ended September 30, 2000

     Net income for the nine months ended September 30, 2001 was $227 million compared with $253 million for the same period in the prior year. In 2001, we recognized a $15 million after-tax loss in net income as a cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133. See Note 10 for further discussion.

     Income before accounting change for the nine months ended September 30, 2001 was $242 million compared with $253 million for the same period in the prior year. The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                             Increase/(Decrease)
                                                                             -------------------
Increased margin on generation sales other than Native Load                        $ 118
Decreased margin on power marketing, trading and other
  wholesale activities                                                                (8)
Lower margin from retail sales                                                       (10)
Retail price reductions                                                              (22)
SFAS No. 133 accounting adjustments                                                    9
Higher replacement power costs for plant outages                                     (94)
                                                                                   -----
     Decrease in revenues, net of purchased power and fuel expense                    (7)
Higher operations and maintenance expenses primarily related to generation
     reliability and other costs                                                     (33)
Miscellaneous items, net                                                              23
                                                                                   -----
     Net decrease in income before income taxes                                      (17)
     Lower income taxes primarily due to lower income                                  6
                                                                                   -----
     Net decrease in income before accounting change                               $ (11)
                                                                                   =====

     Electric operating revenues increased approximately $144 million primarily because of:

* increased wholesale revenues primarily related to generation sales other than for Native Load ($182 million);

* decreased power marketing revenues related to trading and other wholesale activities ($74 million);
* increased retail revenues primarily related to higher sales volumes due to weather impacts and customer growth, partially offset by lower average usage per customer ($58 million); and
* decreased retail revenues related to reductions in retail electricity prices ($22 million). See Note 6 for information on the price reductions.

     Purchased power and fuel expenses increased approximately $151 million primarily because of:

*    increased costs related to generation other than Native Load ($64 million);
* decreased power marketing costs related to trading and other wholesale activities ($66 million);
* higher replacement power costs primarily for increased plant outages ($94 million), including costs of $12 million related to the Palo Verde outage extension to replace fuel control element assemblies;
* increased costs related to higher retail sales volumes and associated higher purchased power and fuel prices ($68 million); and
* decreased costs related to SFAS No. 133 adjustments related to changes in electricity and gas market prices ($9 million). See Note 10 for additional information on SFAS No. 133.

     The increase in operations and maintenance expenses of $33 million primarily related to generation reliability and increased power plant maintenance ($27 million) and increased pension and other costs ($6 million).

     Depreciation and amortization decreased $8 million primarily because of lower regulatory asset amortization.

     Other net income increased $6 million primarily because of insurance recovery of environmental remediation costs.

     Interest expense decreased by $13 million primarily because of lower interest rates and increased capitalized interest resulting from higher construction project balances.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

     Net income for the twelve months ended September 30, 2001 was $280 million compared with $288 million for the same period in the prior year. In 2001, we recognized a $15 million after-tax loss in net income as a cumulative effect of a change in accounting for derivatives, as required by SFAS No.133. See Note 10 for further discussion.

     Income before accounting change for the twelve months ended September 30, 2001 was $296 million compared with $288 million for the same period in the prior year. The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                            Increase/(Decrease)
                                                                            -------------------
Increased margin on generation sales other than Native Load                       $ 163
Decreased margin on power marketing, trading and other
  wholesale activities                                                               (3)
Retail price reductions                                                             (27)
Lower margin from retail sales                                                      (13)
SFAS No. 133 accounting adjustments                                                   9
Higher replacement power costs for plant outages                                   (116)
                                                                                  -----
     Increase in revenues, net of purchased power and fuel expense                   13
Higher operations and maintenance expense primarily related to generation
     reliability and other costs                                                    (16)
Miscellaneous items, net                                                             26
                                                                                  -----
     Net increase in income before income taxes                                      23
     Higher income taxes primarily due to higher income                             (15)
                                                                                  -----
     Net increase in income before accounting change                              $   8
                                                                                  =====

     Electric operating revenues increased approximately $393 million because of:

* increased wholesale revenues primarily related to generation sales other than for Native Load ($269 million);
* increased power marketing revenues related to trading and other wholesale activities ($84 million);
* increased retail revenues primarily related to higher sales volumes due to weather impacts and customer growth, partially offset by lower average usage per customer ($67 million); and
* decreased retail revenues related to the reduction in retail electricity prices ($27 million). See Note 6 for information on the price reductions.

     Purchased power and fuel expenses increased approximately $380 million primarily because of:

* increased costs related to generation other than Native Load ($106 million);
* increased power marketing costs related to trading and other wholesale activities ($87 million);
* higher replacement power costs primarily for increased plant outages ($116 million), including costs of $12 million related to the Palo Verde outage extension to replace fuel control element assemblies;
* higher costs related to retail sales volumes and associated purchased power and fuel prices ($80 million); and
* decreased costs for SFAS No. 133 adjustments related to changes in electricity and gas market prices ($9 million). See Note 10 for additional information on SFAS No. 133.

     The increase in operations and maintenance expenses of $16 million primarily related to generation summer reliability programs and increased power plant maintenance, partially offset by approximately $12 million of non-recurring items recorded in the fourth quarter of 1999. See Note 14 for information on the generation summer reliability program. See Note 12 for additional information related to the California energy situation.

     Other net income increased $7 million primarily because of insurance recovery of environmental remediation costs.

     Interest expense decreased by $16 million primarily because of increased capitalized interest resulting from higher construction project balances and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 2001, we incurred approximately $340 million in capital expenditures, which is approximately 74% of the most recently estimated 2001 capital expenditures. Our projected capital expenditures for the next three years are $461 million in 2001; $487 million in 2002; and $305 million in 2003.

     Our long-term debt redemption requirements, including optional repayments on long-term debt are: $384 million in 2001; $125 million in 2002; and zero in 2003. During 2001, we expect to satisfy our long-term debt redemption requirements with cash from operations and long and short-term borrowings. Through September 2001, we redeemed $62 million of our long-term debt. We have also deposited $72 million, plus interest, with the trustee for the redemption in December 2001 of our First Mortgage Bonds, 9% Series due 2021. On October 5, 2001, we issued $400 million of our 6.375% Notes due 2011. Based on market conditions and optional call provisions, we may make optional redemptions of long-term debt from time to time.

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

     CALIFORNIA ENERGY MARKET ISSUES AND REFUNDS IN THE PACIFIC NORTHWEST

     See Note 12 for information regarding California energy market issues and possible Pacific Northwest refunds.

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

     In our regulated retail market area, we will provide electricity services to standard-offer, full-service customers and to energy delivery customers who have chosen another provider for their electricity commodity needs (unbundled customers). Customer growth in our service territory averaged 4.1% a year for the three years 1998 through 2000; we currently expect customer growth to average 3% to 4% a year for 2001 through 2003. We currently estimate that retail electricity sales in kilowatt-hours will grow 3% to 4.5% a year in 2001 through 2003, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph apply to energy delivery customers. As industry restructuring evolves in the regulated market area, we cannot predict the number of our standard offer customers that will switch to unbundled service.

     Wholesale activities will be affected by electricity prices and costs of available fuel and purchased power in the western United States, as well as competitive market conditions and regulatory and legislative changes in various state and federal jurisdictions, including the price mitigation plan adopted by FERC in June 2001 (see Note 6). These factors have significantly affected our trading and wholesale power activities and their resultant earnings contributions over the last several years. We cannot predict future contributions from trading and wholesale activities. See Note 10 and Item 3 below for additional information.

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

     Interest costs are affected by the amount of debt outstanding and the interest rates on that debt.

     We cannot accurately predict the impact of full retail competition on our financial position, cash flows, results of operations, or liquidity. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a restructured industry.

     Our financial results may be affected by the application of SFAS No. 133. See Note 10 for further information.

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

     As of September 30, 2001, a hypothetical adverse price movement of 10% in the market price of our commodity derivative portfolio would decrease the fair market value of these contracts by approximately $20 million. This analysis does not include the favorable impact this same hypothetical price move would have on the underlying physical exposures being hedged with the commodity derivative portfolio. We plan to complete the move of our wholesale power marketing and trading activities to the parent company by the end of 2002.

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

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     RETAIL. See Note 6 of Notes to Condensed Financial Statements in Part I,
Item 1 of this report for a discussion of competition and the rules regarding the introduction of retail electric competition in Arizona and a settlement agreement with the ACC.

     WHOLESALE. On October 16, 2001, the Company and other owners of electric transmission lines in the Southwest filed with FERC a request for a declaratory order confirming that their proposal to form WestConnect would satisfy FERC's requirements for the formation of a regional transmission organization. The Company and the other filing parties have agreed to fund the start-up of WestConnect's operations, which are projected to begin in 2004, subject to FERC approval. WestConnect has been structured as a for-profit RTO and evolved from DesertSTAR, a non-profit corporation in which we participated, which was originally designed to serve as an RTO for the southwestern United States.

     ENVIRONMENTAL MATTERS

     The Arizona Department of Environmental Quality issued to us Notices of Violation, dated September 25, 2001 and October 15, 2001 alleging, among other things, burning of unauthorized materials and storage of hazardous waste without a permit. Each Notice of Violation requires us to achieve and document compliance with specific environmental requirements. Although ADEQ may still seek civil penalties or take other enforcement action against us, we do not expect these matters to have a material adverse effect on our financial position, results of operations, or liquidity.

     NATURAL GAS SUPPLY

     The gas supply for the Company and Pinnacle West Energy gas-fired facilities located, and to be located, in Pinal, Maricopa and Yuma Counties in Arizona, is transported pursuant to a firm, Full Requirements Transportation Service Agreement with El Paso Natural Gas Company. The transportation agreement features a 10 year rate moratorium established in a comprehensive rate case settlement entered into in 1996.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.                                 Description
          -----------                                 -----------
              4.1 Fifth Supplemental Indenture, dated as of October 1, 2001, to Indenture, dated as of January 15, 1998, between the Company and The Chase Manhattan Bank

             12.1                     Ratio of Earnings to Fixed Charges

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

                                                     ORIGINALLY FILED                                    DATE
EXHIBIT NO.     DESCRIPTION                             AS EXHIBIT:                FILE NO.(1)        EFFECTIVE
-----------     -----------                             -----------                -----------        ---------
3.1             Articles of Incorporation          4.2 to Form S-3                   1-4473            9-29-93
                restated as of May 25,             Registration Nos.
                1988                               33910 and 33--55248
                                                   by means of September
                                                   24, 1993 Form 8-K
                                                   Report

3.2             Bylaws, amended as of              3.1 to 1995 Form 10-K             1-4473            1-20-00
                February 20, 1996                  Report

     (b)  Reports on Form 8-K

     During the quarter ended September 30, 2001, and the period from October 1 through November 5, 2001, we filed the following reports on Form 8-K:

     Report dated October 18, 2001 regarding (i) the Arizona Supreme Court's decision to review a lower court decision affirming the 1999 Settlement Agreement; and (ii) the Company's October 18, 2001 filing with the ACC requesting ACC approval of a rule variance and a purchase power agreement with the Company.

     Report dated October 2, 2001 comprised of Exhibits to the Company's Registration Statements (Registration Nos. 333-58445 and 333-94277) relating to the Company's offering of $400 million of Notes.

----------
(1) Reports filed under File No. 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARIZONA PUBLIC SERVICE COMPANY
                                        (Registrant)


Dated: November 5, 2001                 By: Michael V. Palmeri
                                            ------------------------------------
                                            Michael V. Palmeri
                                            Vice President, Finance
                                            (Principal Accounting Officer
                                            and Officer Duly Authorized
                                            to sign this Report)