Form 10-Q
period 2002-03-31
ARIZONA PUBLIC SERVICE CO
filed 2002-05-15
CIK 7286

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

               Number of shares of common stock, $2.50 par value,
               outstanding as of May 15, 2002:  71,264,947

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

GCVTC - Grand Canyon Visibility Transport Commission

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

Native Load - retail and wholesale sales supplied under traditional cost-based rate regulation

Palo Verde - Palo Verde Nuclear Generating Station

Pinnacle West - Pinnacle West Capital Corporation, parent company of the company

Pinnacle West Energy - Pinnacle West Energy Corporation, a Pinnacle West subsidiary

PPA - Purchase Power Agreement

PX - California Power Exchange

Rules - ACC retail electric competition rules

SFAS - Statement of Financial Accounting Standards

SPE - special purpose entity

T&D - transmission and distribution

2001 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                                ----------------------
                                                                                  2002          2001
                                                                                ---------    ---------
                                                                                (Dollars in Thousands)
ELECTRIC OPERATING REVENUES ...............................................     $ 394,434    $ 764,940
                                                                                ---------    ---------

PURCHASED POWER AND FUEL COSTS:
  Purchased power .........................................................        19,529      259,626
  Fuel for electric generation ............................................        58,856      121,179
                                                                                ---------    ---------
     Total ................................................................        78,385      380,805
                                                                                ---------    ---------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS ....................       316,049      384,135
                                                                                ---------    ---------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased power and fuel cost ......       109,321      114,541
  Depreciation and amortization ...........................................        97,622      103,696
  Income taxes ............................................................        21,134       43,568
  Other taxes .............................................................        26,751       25,296
                                                                                ---------    ---------
     Total ................................................................       254,828      287,101
                                                                                ---------    ---------
OPERATING INCOME ..........................................................        61,221       97,034
                                                                                ---------    ---------

OTHER INCOME (DEDUCTIONS):
  Income taxes ............................................................           365        1,220
  Other - net .............................................................          (659)      (3,406)
                                                                                ---------    ---------
     Total ................................................................          (294)      (2,186)
                                                                                ---------    ---------
INCOME BEFORE INTEREST DEDUCTIONS .........................................        60,927       94,848
                                                                                ---------    ---------

INTEREST DEDUCTIONS:
  Interest on long-term debt ..............................................        31,737       32,581
  Interest on short-term borrowings .......................................         1,137          961
  Debt discount, premium and expense ......................................           642          329
  Capitalized interest ....................................................        (4,352)      (3,629)
                                                                                ---------    ---------
     Total ................................................................        29,164       30,242
                                                                                ---------    ---------

INCOME BEFORE ACCOUNTING CHANGE ...........................................        31,763       64,606

  Cumulative Effect of a Change in Accounting for Derivatives -
    net of income tax benefit of $1,793 ...................................            --       (2,755)
                                                                                ---------    ---------

NET INCOME ................................................................     $  31,763    $  61,851
                                                                                =========    =========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                        Twelve Months
                                                                                       Ended March 31,
                                                                                 --------------------------
                                                                                     2002          2001
                                                                                 -----------    -----------
                                                                                   (Dollars in Thousands)
ELECTRIC OPERATING REVENUES ........................................             $ 2,940,286    $ 3,799,211
                                                                                 -----------    -----------
PURCHASED POWER AND FUEL COSTS:
  Purchased power ..................................................               1,108,775      1,740,137
  Fuel for electric generation .....................................                 329,448        394,207
                                                                                 -----------    -----------
     Total .........................................................               1,438,223      2,134,344
                                                                                 -----------    -----------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS .............               1,502,063      1,664,867
                                                                                 -----------    -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased power and fuel cost                 460,341        436,256
  Depreciation and amortization ....................................                 414,819        427,810
  Income taxes .....................................................                 161,206        222,735
  Other taxes ......................................................                 102,532         99,645
                                                                                 -----------    -----------
     Total .........................................................               1,138,898      1,186,446
                                                                                 -----------    -----------
OPERATING INCOME ...................................................                 363,165        478,421
                                                                                 -----------    -----------
OTHER INCOME (DEDUCTIONS):
  Income taxes .....................................................                    (351)         6,186
  Other - net ......................................................                   2,164        (15,836)
                                                                                 -----------    -----------
     Total .........................................................                   1,813         (9,650)
                                                                                 -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ..................................                 364,978        468,771
                                                                                 -----------    -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt .......................................                 125,274        133,674
  Interest on short-term borrowings ................................                   4,583          7,149
  Debt discount, premium and expense ...............................                   2,963          1,820
  Capitalized interest .............................................                 (15,687)       (12,297)
                                                                                 -----------    -----------
     Total .........................................................                 117,133        130,346
                                                                                 -----------    -----------

INCOME BEFORE ACCOUNTING CHANGE ....................................                 247,845        338,425

  Cumulative Effect of Change in Accounting for Derivatives -
    net of income tax benefit of $8,099 and $1,793 .................                 (12,446)        (2,755)
                                                                                 -----------    -----------

NET INCOME .........................................................             $   235,399    $   335,670
                                                                                 ===========    ===========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)

                                                                       March 31,     December 31,
                                                                         2002           2001
                                                                      -----------    -----------
                                                                      (Unaudited)
UTILITY PLANT:
Electric plant in service and held for future use ............        $ 8,002,421    $ 7,935,206
Less accumulated depreciation and amortization ...............          3,336,520      3,287,333
                                                                      -----------    -----------
   Total .....................................................          4,665,901      4,647,873
Construction work in progress ................................            334,519        321,305
Intangible assets, net of accumulated amortization ...........             82,536         83,135
Nuclear fuel, net of accumulated amortization ................             58,689         49,282
                                                                      -----------    -----------
   Utility plant - net .......................................          5,141,645      5,101,595
                                                                      -----------    -----------
INVESTMENTS AND OTHER ASSETS:
Decommissioning trust accounts ...............................            206,819        202,036
Assets from risk management and trading activities - long-term             14,530          2,082
Other assets .................................................             49,486         76,322
                                                                      -----------    -----------
   Total investments and other assets ........................            270,835        280,440
                                                                      -----------    -----------
CURRENT ASSETS:
Cash and cash equivalents ....................................             10,017         16,821
Trust fund for bond redemption ...............................            121,668             --
Accounts receivable:
   Service customers .........................................            136,985        182,749
   Other .....................................................            129,503        153,988
   Allowance for doubtful accounts ...........................             (1,726)        (3,349)
Accrued utility revenues .....................................             63,708         76,131
Materials and supplies, at average cost ......................             79,428         81,215
Fossil fuel, at average cost .................................             28,334         27,023
Assets from risk management and trading activities ...........              8,457         10,097
Other ........................................................             42,757         42,009
                                                                      -----------    -----------
   Total current assets ......................................            619,131        586,684
                                                                      -----------    -----------
DEFERRED DEBITS:
Regulatory assets ............................................            316,800        342,383
Unamortized debt issue costs .................................             15,373         13,163
Other ........................................................             46,037         42,789
                                                                      -----------    -----------
   Total deferred debits .....................................            378,210        398,335
                                                                      -----------    -----------

   TOTAL ASSETS ..............................................        $ 6,409,821    $ 6,367,054
                                                                      ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES
                             (Dollars in Thousands)

                                                                                  March 31,    December 31,
                                                                                    2002           2001
                                                                                 -----------    -----------
                                                                                 (Unaudited)
CAPITALIZATION:
Common stock ..............................................................      $   178,162    $   178,162
Additional paid-in capital ................................................        1,246,804      1,246,804
Retained earnings .........................................................          779,551        790,289
Accumulated other comprehensive loss ......................................          (39,257)       (64,565)
                                                                                 -----------    -----------
   Common stock equity ....................................................        2,165,260      2,150,690

Long-term debt less current maturities ....................................        2,321,470      1,949,074
                                                                                 -----------    -----------

   Total capitalization ...................................................        4,486,730      4,099,764
                                                                                 -----------    -----------
CURRENT LIABILITIES:
Commercial paper ..........................................................               --        171,162
Current maturities of long-term debt ......................................              451        125,451
Accounts payable ..........................................................           49,477         98,959
Accrued taxes .............................................................          130,073        107,595
Accrued interest ..........................................................           28,745         41,043
Customer deposits .........................................................           30,108         28,664
Deferred income taxes .....................................................            3,244          3,244
Liabilities from risk management and trading activities ...................           11,762         21,840
Other .....................................................................          156,698        117,770
                                                                                 -----------    -----------
   Total current liabilities ..............................................          410,558        715,728
                                                                                 -----------    -----------
DEFERRED CREDITS AND OTHER:
Deferred income taxes .....................................................        1,028,784      1,023,079
Liabilities from risk management and trading activities - long-term........           60,694         95,159
Unamortized gain - sale of utility plant ..................................           62,916         64,060
Customer advances for construction ........................................           60,651         69,293
Other .....................................................................          299,488        299,971
                                                                                 -----------    -----------
   Total deferred credits and other .......................................        1,512,533      1,551,562
                                                                                 -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 12)

   TOTAL LIABILITIES AND EQUITY ..........................................       $ 6,409,821    $ 6,367,054
                                                                                 ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                                ----------------------
                                                                                  2002         2001
                                                                                ---------    ---------
                                                                                (Dollars in Thousands)
Cash Flows from Operating Activities:
  Income before accounting change .........................................     $  31,763    $  64,606
  Items not requiring cash:
    Depreciation and amortization .........................................        97,622      103,696
    Nuclear fuel amortization .............................................         7,484        7,581
    Deferred income taxes - net ...........................................       (10,894)     (12,558)
    Mark-to-market gains - trading ........................................            --      (52,425)
    Mark-to-market gains - system .........................................        (2,402)      (1,629)
  Changes in certain current assets and liabilities:
    Accounts receivable - net .............................................        69,530      126,820
    Accrued utility revenues ..............................................        12,423       12,966
    Materials, supplies and fossil fuel ...................................           476       (4,127)
    Other current assets ..................................................          (748)     (14,748)
    Accounts payable ......................................................       (48,768)     (99,618)
    Accrued taxes .........................................................        22,478       60,633
    Accrued interest ......................................................       (12,298)     (25,701)
    Other current liabilities .............................................        40,372      122,090
  Increase in regulatory assets ...........................................        (2,096)      (2,856)
  Other - net .............................................................       (26,993)     (46,770)
                                                                                ---------    ---------
Net cash flow provided by operating activities ............................       177,949      237,960
                                                                                ---------    ---------
Cash Flows from Investing Activities:
  Trust fund for bond redemption ..........................................      (121,668)    (117,510)
  Capital expenditures ....................................................      (116,693)     (99,430)
  Capitalized interest ....................................................        (4,352)      (3,629)
  Other ...................................................................        26,836      (13,291)
                                                                                ---------    ---------
      Net cash flow used for investing activities .........................      (215,877)    (233,860)
                                                                                ---------    ---------
Cash Flows from Financing Activities:
  Issuance of long-term debt ..............................................       369,930           --
  Short-term borrowings - net .............................................      (171,162)      55,850
  Dividends paid on common stock ..........................................       (42,500)     (42,500)
  Repayment and reacquisition of long-term debt ...........................      (125,144)     (13,067)
                                                                                ---------    ---------
      Net cash flow provided by financing activities ......................        31,124          283
                                                                                ---------    ---------

Net increase (decrease) in cash and cash equivalents ......................        (6,804)       4,383
Cash and cash equivalents at beginning of period ..........................        16,821        2,609
                                                                                ---------    ---------
Cash and cash equivalents at end of period ................................     $  10,017    $   6,992
                                                                                =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) .............................     $  40,716    $  55,515
    Income taxes ..........................................................     $  34,777    $  19,721

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Our unaudited condensed financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the cumulative effect of a change in accounting for derivatives (see Note 10). We have reclassified certain prior-year amounts to conform to current-year presentation. We suggest that these condensed financial statements and notes to condensed financial statements be read along with the financial statements and notes to financial statements included in our 2001 10-K.

2. Weather conditions and wholesale marketing activities can have significant impacts on our results for interim periods. Results for interim periods do not necessarily represent results to be expected for the year.

3.   We are a wholly-owned subsidiary of Pinnacle West.

4. On March 1, 2002, we issued $375 million of 6.5% Notes due 2012. In addition, as of March 31, 2002, we deposited $122 million, plus interest, with the trustee under our Mortgage for the redemption in April 2002 of our First Mortgage Bonds, 8.75% Series due 2024. The above items represent the primary changes in capitalization for the three months ended March 31, 2002.

5.   Regulatory Matters

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     OVERVIEW. On September 21, 1999, the ACC approved Rules that provide a framework for the introduction of retail electric competition in Arizona. On September 23, 1999, the ACC approved a comprehensive settlement agreement among us and various parties related to the implementation of retail electric competition in Arizona. Under the Rules, as modified by the 1999 Settlement Agreement, we are required to transfer all of our competitive electric assets and services either to an unaffiliated party or to a separate corporate affiliate no later than December 31, 2002. Consistent with that requirement, we have been addressing the legal and regulatory requirements necessary to complete the transfer of our generation assets to Pinnacle West Energy on or before that date.

     In February 2002, the ACC opened a "generic" docket to "determine if changed circumstances require the [ACC] to take another look at electric restructuring in Arizona." The ACC Staff filed a report with the ACC in this docket stating, among other things, that transfers of generation assets required by the Rules would be "unwise" at the present time and that such transfers should be stayed pending the completion of the generic docket. On June 17, 2002, ACC hearings are scheduled to begin on various issues, including our planned divestiture of generation assets to Pinnacle West Energy. These regulatory developments have raised uncertainty about the status and pace of retail electric competition in Arizona, including our transfer of generation assets to Pinnacle West Energy.

     These matters are discussed in more detail below.

     1999 SETTLEMENT AGREEMENT. The following are the major provisions of the 1999 Settlement Agreement, as approved:

     * We have reduced, and will reduce, rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included a July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to the 1996 regulatory agreement. Based on the price reductions authorized in the 1999 Settlement Agreement, there were also retail price decreases of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000, and approximately $27 million ($16 million after taxes), or 1.5%, effective July 1, 2001. For customers having loads of three MW or greater, standard-offer rates will be reduced in varying annual increments that total 5% in the years 1999 through 2002.

     * Unbundled rates being charged by us for competitive direct access service (for example, distribution services) became effective upon approval of the 1999 Settlement Agreement, retroactive to July 1, 1999, and also became subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

     * There will be a moratorium on retail price changes for standard-offer and unbundled competitive direct access services until July 1, 2004, except for the price reductions described above and certain other limited circumstances. Neither the ACC nor we will be prevented from seeking or authorizing rate changes prior to July 1, 2004 in the event of conditions or circumstances that constitute an emergency, such as an inability to finance on reasonable terms; material changes in our cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; or judicial decisions, actions or orders.

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

     * Prior to the 1999 Settlement Agreement, we were recovering substantially all of our regulatory assets through July 1, 2004, pursuant to a 1996 regulatory agreement. In addition, the 1999

          Settlement Agreement states that we have demonstrated that our allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value. We will not be allowed to recover $183 million net present value of the above amounts. The 1999 Settlement Agreement provides that we will have the opportunity to recover $350 million net present value through a competitive transition charge that will remain in effect through December 31, 2004, at which time it will terminate. The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery due to sales volume variances.

     * We will form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) our competitive electric assets and services at book value as of the date of transfer, and will complete the transfer no later than December 31, 2002. Consistent with that requirement, we have been addressing the legal and regulatory requirements necessary to complete the transfer of our generation assets to Pinnacle West Energy on or before that date. However, as noted above and discussed in greater detail below, the ACC's recent establishment of a "generic" docket to consider electric industry restructuring in Arizona could affect our ability to transfer assets to Pinnacle West Energy. We will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of our costs to accomplish the required transfer of generation assets to an affiliate.

     RETAIL ELECTRIC COMPETITION RULES. The Rules approved by the ACC include the following major provisions:

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

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers to operate in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of our property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have appealed the ruling to the Arizona Court of Appeals, as a result of which the Superior Court's ruling is automatically stayed pending further judicial review. In a similar appeal concerning the issuance of competitive telecommunications CC&N's, the Arizona Court of Appeals invalidated rates for competitive carriers due to the ACC's failure to establish a fair value rate base for such carriers. That telecommunications case has been appealed to the Arizona Supreme Court, where a decision is pending.

     PROVIDER OF LAST RESORT OBLIGATION. Although the Rules allow retail customers to have access to competitive providers of energy and energy services, we are the "provider of last resort" for standard-offer, full-service customers under rates that have been approved by the ACC. These rates are established until July 1, 2004. The 1999 Settlement Agreement allows us to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms, or material changes in our cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; judicial decisions, actions or orders. Energy prices in the western wholesale market vary and, during the course of the last two years, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in our current retail rates. In the event of shortfalls due to unforeseen increases in load demand or generation outages, we may need to purchase additional supplemental power in the wholesale spot market. Unless we are able to obtain an adjustment of our rates under the emergency provisions of the 1999 Settlement Agreement, there can be no assurance that we would be able to fully recover the costs of this power.

     PROPOSED RULE VARIANCE AND PURCHASE POWER AGREEMENT. Commencing on the transfer of the fossil-fueled generating assets and the receipt of certain regulatory approvals, Pinnacle West Energy expects to sell its power at wholesale to Pinnacle West's marketing and trading division, which, in turn, is expected to sell power to us and to non-affiliated power purchasers. In a filing with the ACC on October 18, 2001, we requested the ACC to:

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

     GENERIC DOCKET. In February 2002, the ACC opened a "generic" docket to "determine if changed circumstances require the [ACC] to take another look at electric restructuring in Arizona." Also, in February 2002, the ACC docket relating to our October 2001 filing was consolidated with several other pending ACC dockets, including the generic docket. On April 19, 2002, we filed a motion in the consolidated docket addressing the following issues, among others:

     * We confirmed our position that whether or not the ACC approved the matters requested in our October 2001 filing, we would proceed with the divestiture of our generation assets by the end of 2002.

     * We also advised the ACC that whether or not the ACC approved the matters requested in our October 2001 filing, we would implement a competitive bidding process later in 2002 to the extent legally required.

     * We noted that Pinnacle West Energy, the affiliate to which we intend to transfer the generation assets, had committed to a $1 billion investment in generating capacity to meet our customer needs in reliance on the 1999 Settlement Agreement and in accordance with an ACC Rule that prohibited our ownership of new generation assets. We further noted that we had taken numerous actions in reliance on the 1999 Settlement Agreement and the ACC retail electric competition rules, including writing off $234 million of prudently incurred costs, reducing retail rates by approximately $120 million in a still-ongoing series of rate reductions, and incurring tens of millions of dollars in expenses related to the expected generation asset transfer. We stated that if the ACC elects to reverse course on retail electric competition or attempts to stay the transfer of our generation assets, the ACC would be legally required to address just compensation to us and Pinnacle West Energy, which would include, at a minimum:

          * recognizing the transfer to us of all assets that Pinnacle West Energy constructed to meet our load-serving requirements, and subsequently including such units in our rate base in accordance with traditional rate-of-return regulation;

          * reversing our $234 million write-off and providing for the recovery of such amounts in future rates; and

          * providing for the recovery of all costs incurred as a result of the transition to competition, including 100 percent of the costs incurred in preparation for divestiture (and not just the two-thirds of costs permitted under the 1999 Settlement Agreement).

     * We recommended that the ACC confirm whether or not Arizona would proceed with the transition to a competitive electric market, and proposed a procedural plan in response to issues identified by the ACC Staff in a previous report.

     On April 26, 2002, the ACC issued a procedural order in which the ACC stayed the previously-scheduled April 29, 2002 hearing on the matters raised in our October 2001 ACC filing (see "Proposed Rule Variance and Purchase Power Agreement" above). On May 2, 2002, the ACC issued a procedural order stating that hearings will begin on June 17, 2002 on various issues ("Track A Issues"), including our planned divestiture of generation assets to Pinnacle West Energy and associated market and affiliate issues. The procedural order stated that the schedule is designed to have a recommended order issued by the administrative law judge by approximately July 22, 2002, with comments on the recommended order due from affected parties on July 31, 2002. Under this schedule, August 1, 2002 is the earliest date the ACC could consider a decision on the Track A Issues.

     The procedural order also stated that consideration of the competitive bidding process (the "Track B Issues") required by the Rules would proceed concurrently with the Track A Issues. The objectives and process of the Track B Issues will be determined in one or more meetings of affected parties beginning the week of May 20, 2002, with a "target completion date" of October 21, 2002.

     A modification to the Rules or the 1999 Settlement Agreement could, among other things, adversely affect our ability to transfer our generation assets to Pinnacle West Energy by December 31, 2002. We cannot predict the outcome of the consolidated docket or its effect on the specific requests in our October 2001 filing, the existing Arizona electric competition rules, or the 1999 Settlement Agreement.

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

6.   Nuclear Insurance

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

7.   Business Segments

     We have two principal business segments (determined by products, services and regulatory environment) which consist of regulated retail electricity business and related activities (retail business segment) and competitive business activities (marketing and trading segment). Our retail business segment includes activities related to electricity transmission and distribution, as well as electricity generation. Our marketing and trading business segment includes activities related to wholesale marketing and trading. During 2001, we transferred most of our marketing and trading activities, including all of the related assets and liabilities, to Pinnacle West (see Note 14). Financial data for the business segments is provided as follows (dollars in millions):

                                  Three Months Ended    Twelve Months Ended
                                       March 31,             March 31,
                                  ------------------    -------------------
                                   2002       2001       2002        2001
                                  -------    -------    -------     -------
Operating Revenues:
  Retail                          $   383    $   413    $ 2,533     $ 2,572
  Marketing and trading                11        352        407       1,227
                                  -------    -------    -------     -------
        Total                     $   394    $   765    $ 2,940     $ 3,799
                                  =======    =======    =======     =======

Income Before
Accounting Change:
  Retail                          $    32    $     4    $   166     $   204
  Marketing and trading                --         61         81         135
                                  -------    -------    -------     -------
        Total                     $    32    $    65    $   247     $   339
                                  =======    =======    =======     =======

8.   Accounting Matters

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." We have no goodwill recorded and have separately disclosed other intangible assets in our balance sheets. This new standard has no material impact to our financial statements, and the required disclosures are provided in
Note 13.

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business. This standard did not impact our financial statements at adoption.

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

     In 2001, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position, "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed Statement of Position would create a project timeline framework for capitalizing costs related to property, plant and equipment construction, which require that property, plant and equipment assets be accounted for at the component level, and require administrative and general costs incurred in support of capital projects to be expensed in the current period. The American Institute of Certified Public Accountants plans to issue the final Statement of Position in the fourth quarter of 2002.

9.   Off-Balance Sheet Financing

     In 1986, we entered into agreements with three separate SPE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. In February 2002, the FASB discussed issues related to SPEs. It is expected that the FASB will issue additional guidance on accounting for SPEs later this year. As a result of future FASB actions, we may be required to consolidate the Palo Verde SPEs in our financial statements. If consolidation is required, the assets and liabilities of the SPEs that relate to the sale-leaseback transactions would be reflected on our balance sheets. The SPE debt that is not reflected on our balance sheets is approximately $300 million at March 31, 2002. Rating agencies have already considered this debt when evaluating our credit ratings. This is the Company's only significant off-balance sheet financing activity.

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

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheets and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of other comprehensive income), depending on whether or not the derivative meets specific hedge accounting criteria. We use cash flow hedges to limit our exposure to cash flow variability on forecasted transactions. Hedge effectiveness is related to the degree to which the derivative contract and the hedged item are correlated. It is measured based on the relative changes in fair value between the derivative contract and the hedged item over time. We exclude the time value of certain options from our assessment of hedge effectiveness. Any change in the fair value resulting from ineffectiveness is recognized immediately in net income.

     On January 1, 2001, we recorded a $3 million after-tax loss in net income and a $64 million after-tax gain in equity (as a component of other comprehensive income), both as a cumulative effect of a change in accounting principle. The gain resulted from unrealized gains on cash flow hedges.

     In June 2001, the FASB issued new guidance related to electricity contracts. The effective date of this new guidance was July 1, 2001. As of July 1, 2001, we recorded an additional $12 million after-tax loss in net income and an additional $8 million after-tax gain in equity (as a component of other comprehensive income), as a result of adopting the new guidance related to electricity contracts. The loss resulted primarily from electricity options contracts. The gain resulted from unrealized gains on cash flow hedges. The impact of the new guidance is reflected in net income and other comprehensive income as a cumulative effect of a change in accounting principle.

     In December 2001, the FASB issued revised guidance on the accounting for electricity contracts with option characteristics and the accounting for contracts that combine a forward contract and a purchased option contract. The effective date for the revised guidance is April 1, 2002. We are currently evaluating the new guidance to determine what impact, if any, it will have on our financial statements.

     The change in derivative fair value included in the statements of income for the three and twelve months ended March 31, 2002 and 2001 are comprised of the following (dollars in thousands):

                                       Three Months            Twelve Months
                                          Ended                   Ended
                                         March 31,               March 31,
                                   --------------------    --------------------
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------
Losses on the ineffective
  portion of derivatives
  qualifying for hedge
  accounting                       $   (111)   $ (4,764)   $ (3,718)   $ (4,764)
Losses from the
  discontinuance of cash
  flow hedges for
  forecasted transactions
  that will not occur                (1,300)         --     (10,826)         --
Prior period market-to-
  market losses realized
  upon delivery of the
  commodities                         3,813       6,393      23,368       6,393
                                   --------    --------    --------    --------
Total pretax gain                  $  2,402    $  1,629    $  8,824    $  1,629
                                   ========    ========    ========    ========

     As of March 31, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is thirty-three months. During the twelve months ending March 31, 2003, we estimate that a net loss of $7 million before income taxes will be reclassified from accumulated other comprehensive loss as an offset to the effect on earnings of market price changes for the related hedged transactions.

11.  Comprehensive Income

     Components of comprehensive income for the three and twelve months ended March 31, 2002 and 2001, are as follows (dollars in thousands):

                                             Three Months Ended       Twelve Months Ended
                                                  March 31,                March 31,
                                            ---------------------    ----------------------
                                              2002        2001         2002         2001
                                            ---------   ---------    ---------    ---------
Net income                                  $  31,763   $  61,851    $ 235,399    $ 335,670
                                            ---------   ---------    ---------    ---------
Other comprehensive income (losses):
  Minimum pension liability, net of tax            --          --         (966)          --
  Cumulative effect of change in
    accounting for derivatives, net
    of tax                                         --      64,700        7,777       64,700
  Unrealized gains (losses) on
    derivative instruments, net of
    tax                                        24,766     (10,453)     (49,004)     (10,453)
  Reclassification of net realized
    (gains) losses to income, net of
    tax                                           542     (16,822)     (34,489)     (16,822)
                                            ---------   ---------    ---------    ---------
Total other comprehensive income (losses)      25,308      37,425      (76,682)      37,425
                                            ---------   ---------    ---------    ---------
Comprehensive income                        $  57,071   $  99,276    $ 158,717    $ 373,095
                                            =========   =========    =========    =========

12.  Commitments and Contingencies

     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. This order calls for a hearing, with findings of fact due to the FERC after the ISO and PX provide necessary historical data. The FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. The administrative law judge at the FERC in charge of that evidentiary proceeding made an initial finding that no refunds were appropriate. The Pacific Northwest issues will now be addressed by the FERC Commissioners. Although the FERC has not yet made a final ruling in the Pacific Northwest matter or calculated the specific refund amounts due in California, we do not expect that the resolution of these issues, as to the amounts alleged in the proceedings, will have a material adverse impact on our financial position, results of operations or liquidity.

     On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including Pinnacle West, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present. STATE OF CALIFORNIA V. BRITISH COLUMBIA POWER EXCHANGE ET. AL., Docket No. EL02-71-000. The complaint requests the FERC to require the wholesale sellers to refund any rates that are "found to exceed just and reasonable levels." The complaint indicates that Pinnacle West sold approximately $106 million of power to the California Department of Water Resources from January 17, 2001 to October 31, 2001 and does not allege any amount above "just and reasonable levels." Pinnacle West believes that the claims as they relate to Pinnacle West are without merit. In addition, the State of California and others have filed various claims, which have now been consolidated, against serveral power suppliers to California alleging antitrust violations. WHOLESALE ELECTRICITY ANTITRUST CASES I AND II, Superior Court in and for the County of San Diego, Proceedings Nos. 4204-00005 and 4204-00006. Two of the suppliers who were named as defendants in those matters, Reliant Energy Services, Inc. (and other Reliant entities) and Duke Energy Trading and Marketing, LLP (and other Duke entities), filed cross-claims against various other participants in the California PX and ISO markets, including us, attempting to expand those matters to such other participants. We have not yet filed a responsive pleading in the matter, but we believe the claims by Reliant and Duke as they relate to us are without merit.

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

13.  Intangible Assets

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company's gross intangible assets (which are primarily software) were $173 million at March 31, 2002 and $170 million at December 31, 2001. The related accumulated amortization was $90 million at March 31, 2002 and $87 million at December 31, 2001. Amortization expense for the three-month period ended March 31 was $4 million in 2002 compared with $5 million in 2001. Amortization expense for the twelve-month period ended March 31, 2002 and 2001 was $20 million. Estimated amortization expense on existing intangible assets over the next five years is $16 million in 2002, $14 million in 2003, $14 million in 2004, $12 million in 2005 and $11 million in 2006.

14.  Related Party Transactions

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

                                        Three Months           Twelve Months
                                            Ended                  Ended
                                          March 31,               March 31,
                                     ------------------     -------------------
                                      2002        2001       2002         2001
                                     ------      ------     ------       ------
Electric operating revenues:
  Pinnacle West - marketing
    and trading                      $   17      $   --     $   67       $   --
  APSES                                  --           5         10           31
                                     ------      ------     ------       ------
Total                                $   17      $    5     $   77       $   31
                                     ======      ======     ======       ======

Purchased power and fuel costs:
  Pinnacle West - marketing
    and trading                      $    6      $   12     $   44       $   12
  Pinnacle West Energy                   --          --         14           --
                                     ------      ------     ------       ------
Total                                $    6      $   12     $   58       $   12
                                     ======      ======     ======       ======

                                            As of              As of
                                           March 31,        December 31,
                                             2002              2001
                                           ---------        ------------
Accounts receivable - other:
  Pinnacle West - marketing
    and trading                              $   56            $   76
  Pinnacle West                                  24                24
  APSES                                           1                13
  Pinnacle West Energy                            2                 2
                                             ------            ------
    Total                                    $   83            $  115
                                             ======            ======
Accounts payable:
  Pinnacle West - marketing
    and trading                              $   42            $   21
  Pinnacle West                                  47                36
  Pinnacle West Energy                           --                 2
                                             ------            ------
Total                                        $   89            $   59
                                             ======            ======

                         ARIZONA PUBLIC SERVICE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     In this section, we explain the results of operations, general financial condition, and outlook including:

     * the changes in our earnings for the three and twelve months ended March 31, 2002 and 2001;

     *    the effects of regulatory agreements on our results and outlook;

     *    our capital needs, liquidity and capital resources;

     *    our business outlook; and

     *    our management of market risks.

     We suggest this section be read along with the 2001 10-K. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we refer to specific "Notes" in the Notes to Condensed Financial Statements in this report. These Notes add further details to the discussion.

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

     We are required to transfer our competitive electric assets and services to one or more corporate affiliates no later than December 31, 2002. Consistent with that requirement, we have been addressing the legal and regulatory requirements necessary to complete the transfer of our generation assets to Pinnacle West Energy before that date. As we discuss in greater detail in Note 5, recent Arizona regulatory developments have raised uncertainty about the status and pace of retail electric competition in Arizona, including our transfer of generation assets to Pinnacle West Energy.

BUSINESS SEGMENTS

     We have two principal business segments determined by products, services and regulatory environment, which consist of our regulated retail electricity business and related activities (retail business segment) and competitive business activities (marketing and trading segment). Our retail business segment includes activities related to electricity transmission and distribution, as well as electricity generation. Our marketing and trading segment includes activities related to wholesale marketing and trading. During 2001, we transferred most of our marketing and trading activities to Pinnacle West (see
Note 14).

     The following table summarizes net income by business segment for the three and twelve months ended March 31, 2002 and the comparable prior-year periods (dollars in millions):

                                     Three Months             Twelve Months
                                        Ended                     Ended
                                       March 31,                 March 31,
                                  -------------------      --------------------
                                   2002        2001         2002         2001
                                  -------     -------      -------      -------
Retail                            $    32     $     4      $   166      $   204
Marketing and trading                  --          61           81          135
                                  -------     -------      -------      -------
Income before accounting
  change                               32          65          247          339
Cumulative effect of change
  in accounting - net of
  income taxes                         --          (3)         (12)          (3)
                                  -------     -------      -------      -------
Net income                        $    32     $    62      $   235      $   336
                                  =======     =======      =======      =======

OPERATING RESULTS

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 2001

     Our net income for the three months ended March 31, 2002 was $32 million compared with $62 million for the same period in the prior year. In 2001, we recognized a $3 million after-tax loss in net income as the cumulative effect of a change in accounting for derivatives, as required by SFAS No.133.

     Income before accounting change for the three months ended March 31, 2002 was $32 million compared with $65 million for the same period in the prior year. The period-to-period decrease is the result of lower marketing and trading earnings contributions and a retail electricity price decrease. These negative factors were partially offset by lower costs for replacement power due to lower market prices and less outages, power plant maintenance, and generation reliability. The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                 Increase
                                                                                (Decrease)
                                                                                ----------
Increases (decreases) in electric revenues, net of purchased power and fuel expense due to:
  Marketing and trading activities:
    Decrease from generation sales other than native load due to lower
         market prices and resulting lower sales volumes                        $      (47)
    Increase in other realized marketing and trading in the current period
         primarily due to higher unit margins on increased volumes                       6(a)
    Change in prior-period mark-to-market gains for contracts delivered
         during the current period (b)                                                 (13)(a)
    Lower mark-to-market gains for future-period deliveries (b)                        (46)
                                                                                ----------
    Net decrease in marketing and trading                                             (100)
  Lower replacement power costs for plant outages due to lower
    market prices and fewer unplanned outages                                           50
  Increased fuel costs related to higher hedged natural gas and
    purchased power prices                                                             (16)
  Change in mark-to-market for hedged natural gas and purchased power costs for future-period deliveries related to accounting for
    derivatives                                                                          3
  Effects of milder weather on retail sales                                             (6)
  Higher retail sales volumes due to customer growth and higher average
    usage excluding weather effects                                                      4
  Retail price reductions effective July 1, 2001                                        (5)
  Miscellaneous factors - net                                                            2
                                                                                ----------
Total decrease in electric revenues, net of purchased power and fuel expense           (68)
Lower operations and maintenance expenses primarily related to reliability, outage and maintenance costs partially offset by higher employee benefit
  costs                                                                                  5
Lower depreciation and amortization primarily due to lower regulatory asset
  amortization                                                                           6
Miscellaneous items, net                                                                 2
                                                                                ----------
  Decrease in income before income taxes                                               (55)
Lower income taxes primarily due to lower income                                        22
                                                                                ----------
  Decrease in income before accounting change                                   $      (33)
                                                                                ==========

----------
(a) Net marketing and trading gains (excluding the effects of generation sales other than native load) realized during the current period decreased $7 million.
(b) Essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

     Electric operating revenues decreased approximately $370 million primarily because of:

* changes in marketing and trading revenues ($341 million, net decrease) due to:
     - decreased revenues related to generation sales other than native load due to lower market prices and resulting lower sales volumes ($81 million);
     - decreased realized revenues related to other realized marketing and trading in the current period primarily due to lower prices ($208 million);
     - change in prior-period mark-to-market gains on contracts delivered during the current period ($6 million decrease);
     - lower mark-to-market gains for future-period deliveries primarily as a result of lower market price volatility ($46 million);
* decreased revenues related to other wholesale sales as a result of lower sales volumes and lower prices ($24 million);
*    decreased retail revenues related to milder weather ($9 million);
* increased retail revenues related to customer growth and higher usage excluding weather effects ($7 million);
* decreased retail revenues related to a reduction in retail electricity prices ($5 million); and
*    other miscellaneous factors ($2 million increase).

     Purchased power and fuel expenses decreased approximately $302 million primarily because of:

* changes in purchased power and fuel costs related to marketing and trading activities ($241 million, net decrease) due to:
     - decreased fuel costs related to generation sales other than native load primarily because of lower sales volumes and lower natural gas prices ($34 million);
     - decreased purchased power costs related to other realized marketing and trading in the current period primarily due to lower prices ($214 million);
     - change in prior-period mark-to-market fuel costs for current-period deliveries related to accounting for derivatives ($7 million increase);
* decreased costs related to other wholesale sales as a result of lower sales volumes and lower prices ($24 million);
* increased fuel costs related to higher hedged natural gas and purchased power prices ($16 million);
* change in mark-to-market for hedged natural gas and purchased power costs for future-period deliveries related to accounting for derivatives ($3 million decrease);
* decreased costs related to the effects of milder weather on retail sales ($3 million);
* increased costs related to retail sales growth excluding weather effects ($3 million); and
* decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned outages ($50 million).

     The decrease in operations and maintenance expenses of $5 million primarily related to costs incurred in 2001 for the generation reliability program (the addition of generation capacity to enhance reliability for the summer of 2001) and plant outages and maintenance ($7 million). These factors were partially offset by increased employee benefit and other costs in the current period ($2 million).

     The decrease in depreciation and amortization expenses of $6 million primarily related to lower regulatory asset amortization, in accordance with the 1999 Settlement Agreement.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED WITH TWELVE-MONTH PERIOD ENDED MARCH 31, 2001

     Our net income for the twelve months ended March 31, 2002 was $235 million compared with $336 million for the same period in the prior year. We recognized a $12 million after-tax loss in the twelve months ended March 31, 2002 and a $3 million after-tax loss in the twelve months ended March 31, 2001 as cumulative effects of change in accounting for derivatives, as required by SFAS No.133.

     Income before accounting change for the twelve months ended March 31, 2002 was $247 million compared with $339 million for the same period a year earlier. The period-to-period decrease was primarily due to lower marketing and trading results; continuing retail electricity price decreases; higher hedged purchased power and fuel costs; costs of generation reliability measures; and charges related to Enron and its affiliates. These negative factors were partially offset by lower replacement power costs. The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                 Increase
                                                                                (Decrease)
                                                                                ----------
Increases (decreases) in electric revenues, net of purchased power and fuel expense due to:
  Marketing and trading activities:
    Decrease from generation sales other than native load due to
      lower market prices and resulting lower sales volumes                     $      (68)
    Increase in other realized marketing and trading in the current period primarily due to higher unit margins on decreased sales
      volumes                                                                            5(a)
    Change in prior-period mark-to-market gains for contracts
      delivered in the current period (b)                                               20(a)
    Decrease in mark-to-market gains for future-period deliveries (b)                  (45)
                                                                                ----------
    Net decrease in marketing and trading                                              (88)
  Lower replacement power costs for plant outages related to lower
    market prices and fewer unplanned outages                                           24
  Retail price reductions effective July 1, 2001 and 2000                              (27)
  Charges related to purchased power contracts with Enron and its
    affiliates(c)                                                                      (13)
  Change in mark-to-market for hedged natural gas and purchased power costs for future-period deliveries related to accounting for
    derivatives                                                                         (9)
  Higher purchased power costs related to 2001 generation reliability
    program                                                                            (30)
  Higher hedged cost of purchased power and fuel and lower usage, partially offset by higher retail sales primarily related
    to customer growth and weather impacts                                             (20)
                                                                                ----------
Total decrease in electric revenues, net of purchased power and fuel
  expense                                                                             (163)
Higher operations and maintenance expense primarily related to increased employee benefit costs and the 2001 generation
  reliability program                                                                  (24)
Lower depreciation and amortization primarily due to lower regulatory
  asset amortization                                                                    13
Lower net interest expense primarily due to lower interest rates                        13
Lower other net expense primarily related to insurance recovery                         18
Miscellaneous items, net                                                                (3)
                                                                                ----------
  Net decrease in income before income taxes                                          (146)
Lower income taxes primarily due to lower income                                        55
                                                                                ----------
  Net decrease in income before accounting change                               $      (91)
                                                                                ==========

----------
(a) Net marketing and trading gains (excluding the effects of generation sales other than native load) realized during the current period increased $25 million.
(b) Essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.
(c) We recorded charges totaling $13 million for exposure to Enron and its affiliates in the fourth quarter of 2001.

     Electric operating revenues decreased approximately $859 million primarily because of:

* changes in marketing and trading revenues ($820 million, net decrease) due to:
     - decreased revenues related to generation sales other than native load as a result of lower market prices and resulting lower sales volumes ($126 million);
     - decreased realized revenues related to other marketing and trading in the current period primarily due to lower sales volumes ($675 million);
     - change in prior-period mark-to-market gains for contracts delivered during the current period ($27 million increase);
     - decreased mark-to-market gains for future-period deliveries primarily because of higher sales volumes ($46 million);
* decreased wholesale and other revenues as a result of lower sales volumes ($67 million);
* higher retail sales related to customer growth and weather impacts, partially offset by lower average residential usage ($55 million); and
* decreased retail revenues related to reductions in retail electricity prices effective July 1, 2001 and 2000 ($27 million).

     Purchased power and fuel expenses decreased approximately $696 million primarily because of:

* changes in purchased power and fuel costs related to marketing and trading activities ($732 million, net decrease) due to:
     - decreased fuel costs related to generation sales other than native load as a result of lower sales volumes ($58 million);
     - decreased fuel and purchased power costs related to other realized marketing and trading in the current period primarily due to lower sales volumes ($680 million);
     - change in prior-period mark-to-market fuel costs for current-period deliveries related to accounting for derivatives ($7 million increase);
     - change in mark-to-market fuel costs for future-period deliveries related to accounting for derivatives ($1 million decrease);
* decreased costs related to other wholesale sales as a result of lower sales volumes ($67 million);
* lower replacement power costs primarily due to lower market prices and fewer unplanned outages ($24 million);
* higher purchased power costs related to 2001 generation reliability program ($30 million);
* higher costs related to retail sales as a result of the higher hedged cost of purchased power and fuel and higher retail sales volumes related to customer growth and weather impacts ($75 million);
* change in mark-to-market for hedged natural gas and purchased power costs for future-period deliveries related to accounting for derivatives ($9 million increase) and;
* charges related to purchased power contracts with Enron and its affiliates ($13 million).

     The increase in operations and maintenance expenses of $24 million primarily related to increased employee benefit and other costs ($16 million) and the 2001 generation reliability program (the addition of generating capability to enhance reliability for the summer of 2001) and scheduled plant outages and maintenance ($8 million increase).

     The decrease in depreciation and amortization expenses of $13 million primarily related to lower regulatory asset amortization, in accordance with the 1999 regulatory settlement agreement.

     Net other expense decreased $18 million primarily because of an insurance recovery of environmental remediation costs, partially offset by other non-operating costs.

     Net interest expense decreased by $13 million primarily because of lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

     The following table summarizes the actual capital expenditures for the three months ended March 31, 2002 and estimated capital expenditures for the next three years (dollars in millions):

                                         Three               Estimated
                                         Months     ----------------------------
                                         Ended        Years Ended December 31,
                                        March 31,   ----------------------------
                                          2002       2002       2003       2004
                                        --------    ------     ------     ------
Delivery                                 $   92     $  349     $  271     $  280
Existing generation (a)                      27        149         --         --
                                         ------     ------     ------     ------
      Total                              $  119     $  498     $  271     $  280
                                         ======     ======     ======     ======

----------
(a) Pursuant to the 1999 Settlement Agreement, we are required to transfer our competitive electric assets and services no later than December 31, 2002. See Note 5.

     We and the other Palo Verde participants are currently considering issues related to replacement of the steam generators in Units 1 and 3. Although a final determination of whether Units 1 and 3 will require steam generator replacement to operate over their current full licensed lives has not yet been made, we and the other participants have approved an expenditure in 2002 to procure long lead-time materials for fabrication of a spare set of steam generators for either Unit 1 or 3. Our portion of this expenditure is approximately $7 million and is included in the estimated expenditures above. This action will provide the Palo Verde participants an option to replace the steam generators at either Unit 1 or 3 as early as fall 2005 should they ultimately choose to do so.

     Existing generation capital expenditures are comprised of multiple improvements for our existing fossil and nuclear plants. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers, and environmental equipment. The existing generation also contains nuclear fuel expenditures of approximately $30 million only in 2002.

     Delivery capital expenditures are comprised of T&D infrastructure additions and upgrades, capital replacements, new customer construction, and related information systems and facility costs. Examples of the types of projects included in the forecast include T&D lines and substations, line extensions to new residential and commercial developments, and upgrades to customer information systems. In addition, we began several major transmission projects in 2001. These projects are periodic in nature and are driven by strong regional customer growth. We expect to spend about $150 million on major transmission projects during the 2002-2004 time frame.

     CAPITAL RESOURCES AND CASH REQUIREMENTS

     The following table summarizes actual cash commitments for the three months ended March 31, 2002 and estimated commitments for the next three years (dollars in millions):

                                         Three               Estimated
                                         Months     ----------------------------
                                         Ended        Years Ending December 31,
                                        March 31,   ----------------------------
                                          2002       2002       2003       2004
                                        --------    ------     ------     ------
Long-term debt payments                  $  125     $  247     $   --     $  205
Operating leases payments                     4         63         61         61
Fuel and purchase power commitments          46        252        124         80
                                         ------     ------     ------     ------
Total cash commitments                   $  175     $  562     $  185     $  346
                                         ======     ======     ======     ======

     Our cash requirements and our ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 2001 10-K.

     During the three-months ended March 31, 2002, we increased our outstanding indebtedness by about $375 million. On March 1, 2002, we issued $375 million of 6.50% Notes due 2012. See the cash commitments table above for our debt repayments. Based on market conditions and optional call provisions, we may make optional redemptions of long-term debt from time to time.

     As of March 31, 2002, we deposited $122 million, plus interest, with the trustee under our Mortgage for the redemption in April 2002 of our First Mortgage Bonds, 8.75% Series due 2024.

     Although provisions in our first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that we may issue, we do not expect any of these provisions to limit our ability to meet our capital requirements.

CRITICAL ACCOUNTING POLICIES

     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the determination of the appropriate accounting for our derivative instruments, mark-to-market accounting and the impacts of regulatory accounting on our financial statements. See Note 1 in the 2001 10-K.

BUSINESS OUTLOOK

     For 2001, our reported income before accounting change was $281 million and included charges totaling $13 million before income taxes that we do not expect to recur related to our exposure to Enron and its affiliates. Our earnings in 2002 are expected to be negatively affected by a significant decrease in the earnings contribution from our marketing and trading activities and retail electricity price decreases. These negative factors are expected to be substantially offset in 2002 by the absence of significant expenses for reliability and power plant outages that we incurred in 2001 that we do not expect to recur in 2002 and by retail customer growth, although the pace of growth is expected to be slower than in the past. These factors are described in more detail below.

     As of December 31, 2001, we completed the transition of most of our marketing and trading activities to Pinnacle West's marketing and trading division.

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

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     See "Business Outlook - Competition and Industry Restructuring" in Item 7 of the 2001 10-K and Note 5 above for a discussion of developments affecting retail and wholesale electric competition.

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

     We will provide electricity services to standard-offer, full service customers and to energy delivery customers who have chosen another provider for their electricity commodity needs (unbundled customers). Customer growth in our service territory averaged about 4% a year for the three years 1999 through 2001; we currently expect customer growth to be about 3.2% in 2002 and between 3.5% and 4.0% a year in 2003 and 2004. We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 5.5% a year in 2002 through 2004, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph apply to energy delivery customers. As industry restructuring evolves in the regulated market area, we cannot predict the number of our standard-offer customers that will switch to unbundled service. As previously noted, under the 1999 Settlement Agreement, we have retail electricity price reductions of 1.5% annually through July 1, 2003 (see Note 5).

     OTHER FACTORS AFFECTING FUTURE FINANCIAL RESULTS

     Purchased power and fuel costs are impacted by our electricity sales volumes, existing contracts for generation fuel and purchased power, our power plant performance, prevailing market prices, new generating plants being placed in service and our hedging program for managing such costs.

     Operations and maintenance expenses are expected to be affected by sales mix and volumes, power plant operations, inflation, outages and other factors.

     Depreciation and amortization expenses are expected to be affected by net additions to existing utility plant and other property, changes in regulatory asset amortization, and our generation expansion program.

     Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in service and under construction. Our average property tax rate was 9.32% for 2001 and 9.16% for 2000. We expect property taxes to increase primarily due to our additions to existing facilities.

     Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factor affecting borrowing levels in the next several years are expected to be our internally-generated cash flow.

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

RATE MATTERS

     See Note 5 for a discussion of a price reduction effective as of July 1, 2001, and for a discussion of the 1999 Settlement Agreement that will, among other things, result in five annual price reductions over a four-year period ending July 1, 2003.

FORWARD-LOOKING STATEMENTS

     The above discussion contains forward-looking statements based on current expectations and we assume no obligation to update these statements. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including the price mitigation plan adopted by the FERC in June 2001; regional economic and market conditions, including the California energy situation and completion of generation construction in the region, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; power plant performance; our ability to compete successfully outside traditional regulated markets (including the wholesale market); and technological developments in the electric industry.

     These factors and the other matters discussed above may cause future results to differ materially from historical results, or from results or outcomes we currently expect or seek.

ITEM 3. MARKET RISKS

     Our operations include managing market risks related to changes in interest rates, commodity prices, and investments held by our nuclear decommissioning trust fund.

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

     In 2001, subject to specified risk parameters established by Pinnacle West's Board of Directors and monitored by Pinnacle West's ERMC, we engaged in trading activities intended to profit from market price movements. In accordance with Emerging Issues Task Force (EITF) 98-10, "Accounting For Contracts Involved in Energy Trading and Risk Management Activities," such trading positions were marked-to-market. These trading activities were part of our marketing and trading activities and were reflected in our 2001 marketing and trading revenues and expenses.

     As of March 31, 2002, a hypothetical adverse price movement of 10% in the market price of our risk management and trading assets and liabilities would have decreased the fair market value of these contracts by approximately $24 million. A hypothetical favorable price movement of 10% would have increased the fair market value of these contracts by approximately $26 million.

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

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of regulatory developments regarding the introduction of retail electric competition in Arizona and related matters.

     PALO VERDE NUCLEAR GENERATING STATION

     In February 2002 the U.S. Secretary of Energy recommended to President Bush that the Yucca Mountain, Nevada site be developed as a permanent repository for spent nuclear fuel. See Note 10 of Notes to Financial Statements of the 2001 10-K. The President transmitted this recommendation to Congress and the State of Nevada has vetoed the President's recommendation. A congressional decision on whether to override the Nevada veto is expected sometime during the summer of 2002. We cannot currently predict what further steps will be taken in this area.

     ENVIRONMENTAL MATTERS

     The EPA reviewed an "Annex" to the GCVTC recommendations and, on April 26, 2002, the EPA proposed to accept the GCVTC's Annex, submitted by the Western Regional Air Partnership (successor to GCVTC) in September 2000. See "Environmental Matters - EPA Environmental Regulations - Clean Air Act" in Part I, Item 1 of the 2001 10-K. The Annex specifies regional sulfur dioxide emission reduction milestones. The EPA's final approval of the Annex would allow the GCVTC states and tribes to pursue the alternate implementation of the regional haze rules through 2018. Any states and tribes that implement this option would have to submit state implementation plans by 2003 to address visibility in areas identified in the GCVTC process, and revised implementation plans in 2008 to address Class I Areas which were not included in the GCVTC process. The State of Arizona is in the process of developing a State Implementation Plan to implement the provisions of the Annex. Because Four Corners is located on the Navajo Reservation and is currently regulated by EPA Region IX, the provisions of the Annex currently could become applicable to Four Corners only through a Federal Implementation Plan promulgated by EPA Region IX. At this time, it is uncertain how the State of Arizona and/or EPA Region IX will proceed to implement the Annex, so the actual impact on us cannot yet be determined.

     In February 2001, the U.S. Supreme Court found, among other things, that the EPA implementation policy for revised ozone standards was unlawful, and remanded this issue for consideration along with other preserved challenges to the National Ambient Air Quality Standards. See "Environmental Matters - EPA Environmental Regulation - Clean Air Act" in the 2001 10-K. On remand, on March 26, 2002, the U.S. Court of Appeals for the District of Columbia upheld the more stringent eight-hour ozone standard and the particulate matter standard.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.              Description
          -----------              -----------
          12.1                     Ratio of Earnings to Fixed Charges

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation section 229.10(d) by reference to the filings set forth below:

                                                Originally Filed                         Date
Exhibit No.     Description                        as Exhibit:          File No.(a)    Effective
-----------     -----------                   --------------------      -----------    ---------
3.1             Articles of Incorporation     4.2 to Form S-3              1-4473        9-29-93
                restated as of May 25,        Registration Nos.
                1988                          33910 and 33--55248
                                              by means of September
                                              24, 1993 Form 8-K
                                              Report


3.2             Bylaws, amended as of         3.1 to 1995 Form 10-K        1-4473        1-20-00
                February 20, 1996             Report


10.1            Amendment No. 5 to the        10.1 to Pinnacle West's      1-8962        5-15-02
                Amended and Restated          March 2002 10-Q Report
                Decommissioning Trust
                Agreement (PVNGS
                Unit 2), dated as of
                June 30, 2000

10.2            Amendment No. 3 to the        10.2 to Pinnacle West's      1-8962        5-15-02
                Decommissioning Trust         March 2002 10-Q
                Agreement (PVNGS              Report
                Unit 1), dated as of
                March 18, 2002

10.3            Amendment No. 6 to the        10.3 to Pinnacle West's      1-8962        5-15-02
                Amended and Restated          March 2002 10-Q
                Decommissioning Trust         Report
                Agreement (PVNGS
                Unit 2), dated as of
                March 18, 2002

10.4            Amendment No. 3 to the        10.4 to Pinnacle West's      1-8962        5-15-02
                Decommissioning Trust         March 2002 10-Q
                Agreement (PVNGS              Report
                Unit 3), dated as of
                March 18, 2002

----------
(a) Reports filed under File No. 1-8962 and 1-4473 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

     (b)  Reports on Form 8-K

     During the quarter ended March 31, 2002, and the period from April 1 through May 15, 2002, we filed the following reports on Form 8-K:

     Report dated December 14, 2001 regarding (i) the Arizona Supreme Court dismissal of an appeal related to the 1999 Settlement Agreement and (ii) a new ACC generic docket related to electric restructuring in Arizona.

     Report dated February 8, 2002 regarding the consolidation of pending ACC dockets.

     Report dated February 26, 2002 comprised of Exhibits to the Company's Registration Statements (Registration Nos. 333-63994 and 333-83398) related to the Company's offering of $375 million of Notes.

     Report dated April 19, 2002 regarding a motion filed by the Company in a consolidated ACC docket.

     Report dated April 26, 2002 regarding ACC procedural orders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARIZONA PUBLIC SERVICE COMPANY
                                                 (Registrant)


Dated: May 15, 2002                     By: Michael V. Palmeri
                                            ------------------------------------
                                            Michael V. Palmeri
                                            Vice President, Finance
                                            (Principal Accounting Officer
                                            and Officer Duly Authorized
                                            to sign this Report)