Form 10-Q
period 2002-06-30
ARIZONA PUBLIC SERVICE CO
filed 2002-08-13
CIK 7286

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

               Number of shares of common stock, $2.50 par value,
                  outstanding as of August 13, 2002: 71,264,947

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                    Glossary

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

ALJ - administrative law judge

APSES - APS Energy Services Company, Inc., a subsidiary of Pinnacle West

CC&N - Certificate of Convenience and Necessity

Citizens - Citizens Communications Company

Company - Arizona Public Service Company

EITF - Emerging Issues Task Force

ERMC - Pinnacle West's Energy Risk Management Committee

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

Four Corners - Four Corners Power Plant

GAAP - Generally accepted accounting principles in the United States

ISO - California Independent System Operator

March 2002 10-Q - Arizona Public Service Company Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002

MW - megawatt, one million watts

MWh - megawatt hours

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

PG&E - PG&E Corp.

PX - California Power Exchange

Rules - ACC retail electric competition rules

SCE - Southern California Edison

SFAS - Statement of Financial Accounting Standards

SPE - special-purpose entity

System - Non-trading energy related activities

T&D - transmission and distribution

Trading - Energy related activities entered into with the objective of generating profits on changes in market prices

2001 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                     Three Months
                                                                                     Ended June 30,
                                                                             ----------------------------
                                                                                2002             2001
                                                                             -----------      -----------
                                                                                (Dollars in Thousands)
ELECTRIC OPERATING REVENUES:
  Retail segment .......................................................     $   507,711      $   739,317
  Marketing and trading segment ........................................           2,369          322,154
                                                                             -----------      -----------
     Total .............................................................         510,080        1,061,471
                                                                             -----------      -----------

PURCHASED POWER AND FUEL COSTS:
  Retail segment .......................................................         116,357          444,543
  Marketing and trading segment ........................................           2,268          227,707
                                                                             -----------      -----------
     Total .............................................................         118,625          672,250
                                                                             -----------      -----------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS .................         391,455          389,221
                                                                             -----------      -----------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased power and fuel cost ...         122,945          121,052
  Depreciation and amortization ........................................          99,190          104,643
  Income taxes .........................................................          44,140           42,840
  Other taxes ..........................................................          27,625           25,448
                                                                             -----------      -----------
     Total .............................................................         293,900          293,983
                                                                             -----------      -----------
OPERATING INCOME .......................................................          97,555           95,238
                                                                             -----------      -----------

OTHER INCOME (DEDUCTIONS):
  Income taxes .........................................................           2,005           (3,005)
  Other income .........................................................             929           12,547
  Other expense ........................................................          (5,630)          (5,576)
                                                                             -----------      -----------
     Total .............................................................          (2,696)           3,966
                                                                             -----------      -----------
INCOME BEFORE INTEREST DEDUCTIONS ......................................          94,859           99,204
                                                                             -----------      -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt ...........................................          32,301           31,239
  Interest on short-term borrowings ....................................           1,162            1,515
  Debt discount, premium and expense ...................................             698            1,006
  Capitalized interest .................................................          (3,741)          (4,195)
                                                                             -----------      -----------
     Total .............................................................          30,420           29,565
                                                                             -----------      -----------

NET INCOME .............................................................     $    64,439      $    69,639
                                                                             ===========      ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                      Six Months
                                                                                    Ended June 30,
                                                                             ----------------------------
                                                                                2002             2001
                                                                             -----------      -----------
                                                                                (Dollars in Thousands)
ELECTRIC OPERATING REVENUES:
  Retail segment .......................................................     $   891,452      $ 1,152,124
  Marketing and trading segment ........................................          13,062          674,287
                                                                             -----------      -----------
     Total .............................................................         904,514        1,826,411
                                                                             -----------      -----------

PURCHASED POWER AND FUEL COSTS:
  Retail segment .......................................................         184,643          574,170
  Marketing and trading segment ........................................          12,367          478,885
                                                                             -----------      -----------
     Total .............................................................         197,010        1,053,055
                                                                             -----------      -----------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS .................         707,504          773,356
                                                                             -----------      -----------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased power and fuel cost ...         232,266          235,593
  Depreciation and amortization ........................................         196,812          208,339
  Income taxes .........................................................          65,274           86,408
  Other taxes ..........................................................          54,376           50,744
                                                                             -----------      -----------
     Total .............................................................         548,728          581,084
                                                                             -----------      -----------
OPERATING INCOME .......................................................         158,776          192,272
                                                                             -----------      -----------

OTHER INCOME (DEDUCTIONS):
  Income taxes .........................................................           2,370           (1,785)
  Other income .........................................................           3,859           13,276
  Other expense ........................................................          (9,219)          (9,711)
                                                                             -----------      -----------
     Total .............................................................          (2,990)           1,780
                                                                             -----------      -----------
INCOME BEFORE INTEREST DEDUCTIONS ......................................         155,786          194,052
                                                                             -----------      -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt ...........................................          64,038           63,820
  Interest on short-term borrowings ....................................           2,299            2,476
  Debt discount, premium and expense ...................................           1,340            1,335
  Capitalized interest .................................................          (8,093)          (7,824)
                                                                             -----------      -----------
     Total .............................................................          59,584           59,807
                                                                             -----------      -----------

INCOME BEFORE ACCOUNTING CHANGE ........................................          96,202          134,245

  Cumulative Effect of a Change in Accounting for Derivatives -
    net of income tax benefit of $1,793 ................................              --           (2,755)
                                                                             -----------      -----------

NET INCOME .............................................................     $    96,202      $   131,490
                                                                             ===========      ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                    Twelve Months
                                                                                    Ended June 30,
                                                                             ----------------------------
                                                                                2002             2001
                                                                             -----------      -----------
                                                                                (Dollars in Thousands)
ELECTRIC OPERATING REVENUES:
  Retail segment .......................................................     $ 2,301,416      $ 2,764,355
  Marketing and trading segment ........................................          87,479        1,376,933
                                                                             -----------      -----------
     Total .............................................................       2,388,895        4,141,288
                                                                             -----------      -----------

PURCHASED POWER AND FUEL COSTS:
  Retail segment .......................................................         837,661        1,397,497
  Marketing and trading segment ........................................          46,937        1,120,736
                                                                             -----------      -----------
     Total .............................................................         884,598        2,518,233
                                                                             -----------      -----------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS .................       1,504,297        1,623,055
                                                                             -----------      -----------

OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased power and fuel cost ...         462,234          452,876
  Depreciation and amortization ........................................         409,366          425,024
  Income taxes .........................................................         162,506          203,033
  Other taxes ..........................................................         104,709           99,497
                                                                             -----------      -----------
     Total .............................................................       1,138,815        1,180,430
                                                                             -----------      -----------
OPERATING INCOME .......................................................         365,482          442,625
                                                                             -----------      -----------

OTHER INCOME (DEDUCTIONS):
  Income taxes .........................................................           4,659            2,358
  Other income .........................................................           9,860           18,602
  Other expense ........................................................         (19,368)         (25,472)
                                                                             -----------      -----------
     Total .............................................................          (4,849)          (4,512)
                                                                             -----------      -----------
INCOME BEFORE INTEREST DEDUCTIONS ......................................         360,633          438,113
                                                                             -----------      -----------

INTEREST DEDUCTIONS:
  Interest on long-term debt ...........................................         126,336          132,306
  Interest on short-term borrowings ....................................           4,230            4,811
  Debt discount, premium and expense ...................................           2,655            2,595
  Capitalized interest .................................................         (15,233)         (13,812)
                                                                             -----------      -----------
     Total .............................................................         117,988          125,900
                                                                             -----------      -----------

INCOME BEFORE ACCOUNTING CHANGE ........................................         242,645          312,213

  Cumulative Effect of Change in Accounting for Derivatives -
    net of income tax benefit of $8,099 and $1,793 .....................         (12,446)          (2,755)
                                                                             -----------      -----------

NET INCOME .............................................................     $   230,199      $   309,458
                                                                             ===========      ===========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)

                                                                        June 30,        December 31,
                                                                          2002             2001
                                                                       -----------      -----------
                                                                       (Unaudited)
UTILITY PLANT:
Electric plant in service and held for future use ................     $ 8,134,802      $ 7,935,206
Less accumulated depreciation and amortization ...................       3,383,422        3,287,333
                                                                       -----------      -----------
   Total .........................................................       4,751,380        4,647,873
Construction work in progress ....................................         308,425          321,305
Intangible assets, net of accumulated amortization ...............          90,446           83,135
Nuclear fuel, net of accumulated amortization ....................          51,661           49,282
                                                                       -----------      -----------
   Utility plant - net ...........................................       5,201,912        5,101,595
                                                                       -----------      -----------

INVESTMENTS AND OTHER ASSETS:
Decommissioning trust accounts ...................................         208,641          202,036
Assets from risk management and trading activities - long-term ...          30,620            2,082
Other assets .....................................................          37,514           76,322
                                                                       -----------      -----------
   Total investments and other assets ............................         276,775          280,440
                                                                       -----------      -----------

CURRENT ASSETS:
Cash and cash equivalents ........................................           7,776           16,821
Accounts receivable:
   Service customers .............................................         159,564          182,749
   Other .........................................................         208,251          153,988
   Allowance for doubtful accounts ...............................          (1,450)          (3,349)
Accrued utility revenues .........................................         110,689           76,131
Materials and supplies, at average cost ..........................          82,300           81,215
Fossil fuel, at average cost .....................................          31,105           27,023
Assets from risk management and trading activities ...............           9,907           10,097
Other ............................................................          43,047           42,009
                                                                       -----------      -----------
   Total current assets ..........................................         651,189          586,684
                                                                       -----------      -----------

DEFERRED DEBITS:
Regulatory assets ................................................         291,473          342,383
Unamortized debt issue costs .....................................          15,319           13,163
Other ............................................................          52,862           42,789
                                                                       -----------      -----------
   Total deferred debits .........................................         359,654          398,335
                                                                       -----------      -----------

   TOTAL ASSETS ..................................................     $ 6,489,530      $ 6,367,054
                                                                       ===========      ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES
                             (Dollars in Thousands)

                                                                             June 30,        December 31,
                                                                               2002             2001
                                                                            -----------      -----------
                                                                            (Unaudited)
CAPITALIZATION:
Common stock ..........................................................     $   178,162      $   178,162
Additional paid-in capital ............................................       1,246,804        1,246,804
Retained earnings .....................................................         801,491          790,289
Accumulated other comprehensive loss ..................................         (36,092)         (64,565)
                                                                            -----------      -----------
   Common stock equity ................................................       2,190,365        2,150,690

Long-term debt less current maturities ................................       2,199,837        1,949,074
                                                                            -----------      -----------

   Total capitalization ...............................................       4,390,202        4,099,764
                                                                            -----------      -----------

CURRENT LIABILITIES:
Commercial paper ......................................................         198,000          171,162
Current maturities of long-term debt ..................................             451          125,451
Accounts payable ......................................................          82,022           98,959
Accrued taxes .........................................................         157,385          107,595
Accrued interest ......................................................          41,504           41,043
Customer deposits .....................................................          33,317           28,664
Deferred income taxes .................................................           3,244            3,244
Liabilities from risk management and trading activities ...............          21,811           21,840
Other .................................................................          73,991          117,770
                                                                            -----------      -----------
   Total current liabilities ..........................................         611,725          715,728
                                                                            -----------      -----------

DEFERRED CREDITS AND OTHER:
Deferred income taxes .................................................       1,011,032        1,023,079
Liabilities from risk management and trading activities - long-term ...          46,996           95,159
Unamortized gain - sale of utility plant ..............................          61,772           64,060
Customer advances for construction ....................................          67,598           69,293
Other .................................................................         300,205          299,971
                                                                            -----------      -----------
   Total deferred credits and other ...................................       1,487,603        1,551,562
                                                                            -----------      -----------

COMMITMENTS AND CONTINGENCIES (Note 12)

   TOTAL LIABILITIES AND EQUITY .......................................     $ 6,489,530      $ 6,367,054
                                                                            ===========      ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months
                                                                                  Ended June 30,
                                                                             ------------------------
                                                                                2002           2001
                                                                             ---------      ---------
                                                                              (Dollars in Thousands)
Cash Flows from Operating Activities:
  INCOME BEFORE ACCOUNTING CHANGE ......................................     $  96,202      $ 134,245
  Items not requiring cash:
    Depreciation and amortization ......................................       196,812        208,339
    Nuclear fuel amortization ..........................................        15,214         14,178
    Deferred income taxes - net ........................................       (30,722)       (27,350)
    Mark-to-market gains - trading .....................................            --        (92,990)
    Mark-to-market (gains) losses - system .............................        (6,697)         8,030
  Changes in certain current assets and liabilities:
    Accounts receivable - net ..........................................       (31,642)       172,697
    Accrued utility revenues ...........................................       (34,558)       (30,768)
    Materials, supplies and fossil fuel ................................        (5,167)       (14,090)
    Other current assets ...............................................        (1,038)        (1,212)
    Accounts payable ...................................................       (13,522)      (103,888)
    Accrued taxes ......................................................        49,790         90,383
    Accrued interest ...................................................           461         (5,565)
    Other current liabilities ..........................................       (39,126)       (39,089)
  Increase in regulatory assets ........................................        (5,992)        (7,447)
  Changes in risk management trading investments - at cost .............       (24,030)        22,541
  Other net long term assets ...........................................       (15,768)        (1,955)
  Other net long term liabilities ......................................          (964)        45,572
                                                                             ---------      ---------
Net cash flow provided by operating activities .........................       149,253        371,631
                                                                             ---------      ---------

Cash Flows from Investing Activities:
  Trust fund for bond redemption .......................................            --        (72,370)
  Capital expenditures .................................................      (253,829)      (222,548)
  Capitalized interest .................................................        (8,093)        (7,824)
  Other ................................................................        38,808          1,855
                                                                             ---------      ---------
      Net cash flow used for investing activities ......................      (223,114)      (300,887)
                                                                             ---------      ---------

Cash Flows from Financing Activities:
  Issuance of long-term debt ...........................................       369,930             --
  Short-term borrowings - net ..........................................        26,838         79,900
  Dividends paid on common stock .......................................       (85,000)       (85,000)
  Repayment and reacquisition of long-term debt ........................      (246,952)       (58,273)
                                                                             ---------      ---------
      Net cash flow provided by (used for) financing activities ........        64,816        (63,373)
                                                                             ---------      ---------

Net increase (decrease) in cash and cash equivalents ...................        (9,045)         7,371
Cash and cash equivalents at beginning of period .......................        16,821          2,609
                                                                             ---------      ---------
Cash and cash equivalents at end of period .............................     $   7,776      $   9,980
                                                                             =========      =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest (excluding capitalized interest) ..........................     $  57,726      $  63,932
    Income taxes .......................................................     $  48,943      $  25,760

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

2. Weather conditions cause significant seasonal fluctuations in our revenues. Consequently, results for interim periods do not necessarily represent results to be expected for the year.

3.   We are a wholly-owned subsidiary of Pinnacle West.

4. On March 1, 2002, we issued $375 million of 6.5% Notes due 2012. On April 15, 2002, we redeemed $122 million of our First Mortgage Bonds, 8.75% Series due 2024. On March 15, 2002, we redeemed at maturity $125 million of our First Mortgage Bonds, 8.125% Series due 2002. The above items represent the primary changes in capitalization for the six months ended June 30, 2002.

5.   Regulatory Matters

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     OVERVIEW. On September 21, 1999, the ACC approved Rules that provide a framework for the introduction of retail electric competition in Arizona. On September 23, 1999, the ACC approved a comprehensive settlement agreement among us and various parties related to the implementation of retail electric competition in Arizona. Under the Rules, as modified by the 1999 Settlement Agreement, we are required to transfer all of our competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates no later than December 31, 2002. Consistent with that requirement, we have been addressing the legal and regulatory requirements necessary to complete the transfer of our generation assets to Pinnacle West Energy on or before that date.

     In January 2002, the ACC opened a "generic" docket to "determine if changed circumstances require the [ACC] to take another look at electric restructuring in Arizona." On June 17, 2002, hearings began on various issues ("Track A Issues") in the consolidated docket. On July 23, 2002, an ACC ALJ issued a recommended order on Track A Issues recommending, among other things, that our ability to transfer our generation assets be stayed until at least July 1, 2004. On August 1, 2002, we filed exceptions to the recommended order stating that it is unreasonable and unlawful. The ACC will hold an open meeting on August 27, 2002 to consider Track A Issues. These matters are discussed in more detail below.

     1999 SETTLEMENT AGREEMENT. The following are the major provisions of the 1999 Settlement Agreement, as approved:

     * We have reduced, and will reduce, rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included a July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to a 1996 regulatory agreement. Based on the price reductions authorized in the 1999 Settlement Agreement, there were also retail price decreases of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000; approximately $27 million ($16 million after taxes), or 1.5%, effective July 1, 2001; and approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2002. For customers having loads of three MW or greater, standard-offer rates have been reduced in varying annual increments that total 5% in the years 1999 through 2002.

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

     * We will be permitted to defer for later recovery prudent and reasonable costs of complying with the Rules, system benefits costs in excess of the levels included in then-current (1999) rates, and costs associated with the "provider of last resort" and standard-offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004.

     * Our distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the Rules (see "Retail Electric Competition Rules" below), including an additional 140 MW being made available to eligible non-residential customers. We opened our distribution system to retail access for all customers on January 1, 2001.

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

     * We will form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) our competitive electric assets and services at book value as of the date of transfer, and will complete the transfers no later than December 31, 2002. We will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of our costs to accomplish the required transfer of generation assets to an affiliate. Consistent with that requirement, we have been addressing the legal and regulatory requirements necessary to complete the transfer of our generation assets to Pinnacle West Energy on or before that date. However, as noted above and discussed in greater detail below, an ACC ALJ has recommended that our ability to transfer our generation assets be stayed until at least July 1, 2004.

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

     * Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates. Under the 1999 Settlement Agreement, we received a waiver to allow transfer of our competitive electric assets and services to affiliates no later than December 31, 2002.

     Under the 1999 Settlement Agreement, the Rules are to be interpreted and applied, to the greatest extent possible, in a manner consistent with the 1999 Settlement Agreement. If the two cannot be reconciled, we must seek, and the other parties to the 1999 Settlement Agreement must support, a waiver of the Rules in favor of the 1999 Settlement Agreement.

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers to operate in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of our property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have appealed the ruling to the Arizona Court of Appeals, as a result of which the Superior Court's ruling is automatically stayed pending further judicial review. In a similar appeal concerning the issuance of competitive telecommunications CC&N's, the Arizona Court of Appeals invalidated rates for competitive carriers due to the ACC's failure to establish a fair value rate base for such carriers. That decision was upheld by the Arizona Supreme Court.

     PROVIDER OF LAST RESORT OBLIGATION. Although the Rules allow retail customers to have access to competitive providers of energy and energy services, we are the "provider of last resort" for standard-offer, full-service customers under rates that have been approved by the ACC. These rates are established until July 1, 2004. The 1999 Settlement Agreement allows us to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms; material changes in our cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; or judicial decisions, actions or orders. Energy prices in the western wholesale market vary and, during the course of the last two years, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in our current retail rates. In the event of shortfalls due to unforeseen increases in load demand or generation or transmission outages, we may need to purchase additional supplemental power in the wholesale spot market. Unless we are able to obtain an adjustment of our rates under the emergency provisions of the 1999 Settlement Agreement, there can be no assurance that we would be able to fully recover the costs of this power.

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

     GENERIC DOCKET. In January 2002, the ACC opened a "generic" docket to "determine if changed circumstances require the [ACC] to take another look at electric restructuring in Arizona." In February 2002, the ACC docket relating to our October 2001 filing was consolidated with several other pending ACC dockets, including the generic docket. On April 19, 2002, we filed a motion in the consolidated docket addressing the following issues, among others:

     * We confirmed our position that whether or not the ACC approved the matters requested in our October 2001 filing, we would proceed with the divestiture of our generation assets by the end of 2002, as legally required.

     * We also advised the ACC that whether or not the ACC approved the matters requested in our October 2001 filing, we would implement a competitive bidding process later in 2002 to the extent legally required.

     * We noted that Pinnacle West Energy, the affiliate to which we intend to transfer the generation assets, had committed to an investment of approximately $1 billion in generating capacity to meet our customer needs in reliance on the 1999 Settlement Agreement. We further noted that we have taken numerous actions in reliance on the 1999 Settlement Agreement and the ACC Rules, including writing off $234 million before income taxes of prudently incurred costs, reducing retail rates in an ongoing series of rate reductions, and incurring tens of millions of dollars in expenses related to the expected generation asset transfer. We stated that if the ACC elects to reverse course on retail electric competition or attempts to stay the transfer of our generation assets, the ACC would be legally required to address just compensation to us and Pinnacle West Energy, which would include, at a minimum:

          * recognizing the transfer to us of all assets that Pinnacle West Energy constructed to meet our load-serving requirements, and subsequently including such units in our rate base in accordance with traditional rate-of-return regulation;

          * reversing our $234 million pre-tax write-off and providing for the recovery of such amounts in future rates; and

          * providing for the recovery of all costs incurred as a result of the transition to competition, including 100 percent of the costs incurred in preparation for divestiture (and not just the sixty-seven percent of costs permitted under the 1999 Settlement Agreement).

     * We recommended that the ACC confirm whether or not Arizona would proceed with the transition to a competitive electric market, and proposed a procedural plan in response to issues identified by the ACC Staff in a previous report.

     On April 26, 2002, the ACC issued a procedural order in which the ACC stayed the previously-scheduled April 29, 2002 hearing on the matters raised in our October 2001 ACC filing (see "Proposed Rule Variance and Purchase Power Agreement" above). On May 2, 2002, the ACC issued a procedural order stating that hearings would begin on June 17, 2002 on various issues ("Track A Issues"), including our planned divestiture of generation assets to Pinnacle West Energy and associated market and affiliate issues.

     The procedural order also stated that consideration of the competitive bidding process (the "Track B Issues") required by the Rules would proceed concurrently with the Track A Issues. The objectives and process of the Track B Issues would be determined in one or more meetings of affected parties with a "target completion date" of October 21, 2002.

     On July 11, 2002, we filed a letter with the ACC discussing the circumstances under which we could support a temporary suspension or stay of certain Arizona electric competition rules. In our letter, we stated that we could support a delay of the Rules' mandatory divestiture of generation assets and competitive procurement requirements if:

     * the ACC permits us to end the "bifurcation" of our generation resources as between ourselves and Pinnacle West Energy by authorizing the acquisition by us of the Pinnacle West Energy generating facilities constructed or being constructed to serve us;

     * the ACC provides to us any additional debt financing authorization necessary to accomplish this acquisition; and

     * while these assets remain with us serving retail customers, their inclusion in rates will be subject to ACC review as to their prudence and as to whether they are "used and useful" just as are our existing generating plants.

     On July 23, 2002 an ACC ALJ issued a recommended order on Track A Issues in the consolidated docket. Among other things, the ALJ recommends that:

     * our ability to transfer our generation assets be stayed until the ACC determines that the wholesale market is "workably competitive" and until at least July 1, 2004, at which time the ACC would reassess the appropriateness and timing of divestiture;

     * the current requirement that 100 percent of power purchased for standard-offer service be acquired from the competitive market, with at least 50 percent through a competitive bid process, be stayed indefinitely; and

     * upon implementation of the outcome of the competitive bidding process ("Track B Issues"), we would acquire, at a minimum, any required power not produced by our owned generation through a competitive procurement process developed in the Track B proceeding.

     In addition, the ALJ recommended that if we wish to acquire certain generation assets from Pinnacle West Energy, as discussed in our July 11, 2002 letter to the ACC, we should file appropriate applications on this matter for ACC consideration.

     The ALJ also recommended that the ACC Staff open a rulemaking to review the Rules in light of the other decisions in the recommended order and that an Electric Competition Advisory Group be formed to facilitate communication among the ACC Staff, stakeholders and market participants.

     On August 1, 2002, we filed exceptions to the recommended order, stating that the recommended order, if adopted by the ACC, would be unreasonable and unlawful because, among other reasons:

     * the recommended order's prohibition on our transfer of generation assets to Pinnacle West Energy would unfairly harm us and Pinnacle West by bifurcating generation assets between us and Pinnacle West Energy, even though those assets are devoted to serving our customers;

     * the recommended order's prohibition on our transfer of generation assets to Pinnacle West Energy would constitute a material breach of the 1999 Settlement Agreement, even though we have fulfilled our obligations under the 1999 Settlement Agreement, including writing off $234 million of otherwise recoverable costs, voluntarily reducing retail rates by some $600 million (to date), and dismissing with prejudice our pending litigation against the ACC;

     * the recommended order does not discuss less onerous alternatives to breaching the 1999 Settlement Agreement, such as consideration of the Purchase Power Agreement proposed by us in our October 18, 2001 filing with the ACC or our acquisition of certain Pinnacle West Energy generation assets, as outlined in our July 11, 2002 letter to the ACC;

     * the recommended order's finding that we have wholesale market power in certain Arizona geographical areas is not supported by the evidence or, at worst, the ACC should make no finding on the issue of market power; and

     * the "generic proceedings" giving rise to the recommended order do not and have not complied with Arizona law as applicable to the amendment or rescission of the ACC order associated with the 1999 Settlement Agreement.

     The ACC will hold an open meeting on August 27, 2002 to consider Track A Issues.

     We cannot predict the outcome of the consolidated docket or its effect on the existing Rules or the 1999 Settlement Agreement.

FEDERAL

     In June 2001, the FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the western United States. The plan, which has a price cap of approximately $90 per MWh, remains in effect until September 30, 2002. FERC has now adopted a final price cap of $250 per MWh, which will become effective as of October 1, 2002.

     On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking Standard Market Design for wholesale electric markets. We are reviewing the proposed rulemaking and cannot currently predict what, if any, impact there may be to the Company if the FERC adopts the proposed rule.

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

7.   Business Segments

     We have two principal business segments (determined by products, services and the regulatory environment), which consist of our regulated retail electricity business, regulated traditional wholesale electricity business, and related activities (electric retail business segment) and our competitive business activities (marketing and trading business segment). Our electric retail business segment includes activities related to electricity transmission and distribution, as well as electricity generation. Our marketing and trading business segment includes activities related to wholesale marketing and trading. During 2001, we transferred most of our marketing and trading activities, including all related assets and liabilities, to Pinnacle West (see Note 14). Financial data for the business segments follows (dollars in millions):

                            Three Months Ended       Six Months Ended       Twelve Months Ended
                                  June 30,                June 30,                June 30,
                            -------------------     -------------------     -------------------
                             2002        2001        2002        2001        2002        2001
                            -------     -------     -------     -------     -------     -------
Operating Revenues:
  Electric retail           $   508     $   739     $   892     $ 1,152     $ 2,301     $ 2,764
  Marketing and trading           2         322          13         674          88       1,377
                            -------     -------     -------     -------     -------     -------
      Total                 $   510     $ 1,061     $   905     $ 1,826     $ 2,389     $ 4,141
                            =======     =======     =======     =======     =======     =======

Income Before
Accounting Change:
  Electric retail           $    64     $    13     $    96     $    16     $   218     $   157
  Marketing and trading          --          57          --         118          24         155
                            -------     -------     -------     -------     -------     -------
      Total                 $    64     $    70     $    96     $   134     $   242     $   312
                            =======     =======     =======     =======     =======     =======

8.   Accounting Matters

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." We have no goodwill recorded and have separately disclosed other intangible assets in our balance sheets. This new standard has no material impact on our financial statements, and the required disclosures are provided in
Note 13.

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which we will adopt January 1, 2003. The standard requires the fair value of asset retirement obligations to be recorded as a liability, along with an offsetting plant asset, when the obligation is incurred. Accretion of the liability due to the passage of time will be an operating expense and the capitalized cost will be depreciated over the useful life of the long-lived asset.

     We have not yet determined the impact of the new standard on our financial statements. We determined that we have asset retirement obligations for our nuclear facilities (nuclear decommissioning) and certain other fossil generation, transmission, and distribution assets. Upon adoption, we will record the retirement obligations and the related plant assets and accumulated depreciation. The impact of these adjustments will likely be different than the removal costs currently reflected in our financial statements for assets that have an asset retirement obligation. For our non-regulated operations, the impact of adopting this new standard will be reflected in earnings as a cumulative effect of a change in accounting principle. We are currently evaluating our ability to recover the transition costs and ongoing current period costs of SFAS No. 143 in rates for our regulated operations. If such costs are expected to be recoverable in rates, we would recognize a regulatory asset or regulatory liability upon the adoption of SFAS No. 143 rather than a cumulative effect adjustment to earnings.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The portion of the statement relating to the early extinguishment of debt is effective for us beginning in 2003. We do not believe the adoption of this statement will have a material impact on our financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The guidance should be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In 2001, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position, "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed Statement of Position, which would be effective for us in 2004, would create a project timeline framework for capitalizing costs related to property, plant and equipment construction. It would require that property, plant and equipment assets be accounted for at the component level, and require administrative and general costs incurred in support of capital projects to be expensed in the current period. The American Institute of Certified Public Accountants plans to issue the final Statement of Position in the fourth quarter of 2002.

     In June 2002, the FASB's EITF finalized certain guidance related to energy trading activities in EITF 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The new guidance, which is effective July 1, 2002, requires that all energy trading activities within the scope of EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," be presented on a net basis in revenues and that prior period amounts should be restated to conform to the consensus. We will make this presentation change in the third quarter of 2002. The impact on our marketing and trading segment would result in equivalent decreases in revenues and purchased power (gross margin would not be affected) for the three-, six-, and twelve-month periods ended June 30, 2002 and 2001 as follows (dollars in millions before income taxes):

                Three Months Ended   Six Months Ended   Twelve Months Ended
                     June 30,            June 30,             June 30,
                     --------            --------             --------
     2002            $     --            $     --             $      3
     2001            $     91            $    196             $    643

9.   Off-Balance Sheet Financing

     In 1986, we entered into agreements with three separate SPE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. In July 2002, the FASB issued an exposure draft related to SPEs. It is expected that the FASB will issue final guidance on accounting for SPEs later this year with an immediate effective date for newly-created entities and for all other entities as of the beginning of the first fiscal period beginning April 1, 2003. We are currently evaluating the impacts of the exposure draft and we may be required to consolidate the Palo Verde SPEs in our financial statements. If consolidation were required, the assets and liabilities of the SPEs that relate to the sale-leaseback transactions would be reflected on our condensed balance sheet at fair value. We are also evaluating the impact of including the related fair value of assets and liabilities. The secured lease obligation bonds that are not reflected on our condensed balance sheet at June 30, 2002 are approximately $285 million. The rating agencies have already considered this debt when evaluating our credit ratings. This is our only significant off-balance sheet financing activity.

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

     On January 1, 2001, we recorded a $3 million after-tax loss in net income and a $65 million after-tax gain in equity (as a component of other comprehensive income), both as a cumulative effect of a change in accounting principle. The gain resulted from unrealized gains on cash flow hedges.

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

     In December 2001, the FASB issued revised guidance on the accounting for electricity contracts with option characteristics and the accounting for contracts that combine a forward contract and a purchased option contract. The effective date for the revised guidance was April 1, 2002. The impact of this guidance was immaterial to our financial statements.

     The change in derivative fair value included in the condensed statements of income for the three, six and twelve months ended June 30, 2002 and 2001 are comprised of the following (dollars in thousands):

                                Three Months Ended           Six Months Ended          Twelve Months Ended
                                     June 30,                    June 30,                    June 30,
                              ----------------------      ----------------------      ----------------------
                                2002          2001          2002          2001          2002          2001
                              --------      --------      --------      --------      --------      --------
Gains (losses) on the
  ineffective portion of
  derivatives qualifying
  for hedge accounting        $  3,227      $ (1,419)     $  3,115      $ (6,184)     $    928      $ (6,184)
Losses from the
  discontinuance of
  cash flow hedges              (1,857)       (8,325)       (3,157)       (8,324)       (4,358)       (8,324)
Prior period mark-to-
  market losses realized
  upon delivery of
  commodities                    2,926            85         6,739         6,478        26,208         6,478
                              --------      --------      --------      --------      --------      --------
Total pretax gain (loss)      $  4,296      $ (9,659)     $  6,697      $ (8,030)     $ 22,778      $ (8,030)
                              ========      ========      ========      ========      ========      ========

     As of June 30, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is thirty months. During the twelve months ending June 30, 2003, we estimate that a net loss of $16 million before income taxes will be reclassified from accumulated other comprehensive loss as an offset to the effect on earnings of market price changes for the related hedged transactions.

11.  Comprehensive Income

     Components of comprehensive income for the three, six and twelve months ended June 30, 2002 and 2001, are as follows (dollars in thousands):

                                  Three Months Ended            Six Months Ended            Twelve Months Ended
                                        June 30,                    June 30,                      June 30,
                                -----------------------      -----------------------      ------------------------
                                  2002          2001           2002          2001           2002           2001
                                ---------     ---------      ---------     ---------      ---------      ---------
Net income                      $  64,439     $  69,639      $  96,202     $ 131,490      $ 230,199      $ 309,458
                                ---------     ---------      ---------     ---------      ---------      ---------
Other comprehensive
    income (loss):
  Minimum pension
    liability, net of tax              --            --             --            --           (966)            --
  Cumulative effect of
    change in
    accounting for
    derivatives, net of
    tax                                --            --             --        64,700          7,801         64,700
  Unrealized gains
    (losses) on
    derivative
    instruments, net of
    tax(a)                          2,089       (87,475)        23,851       (94,134)        15,344        (94,134)
  Reclassification of
    net realized (gains)
    losses to income,
    net of tax(b)                   1,076        (1,862)         4,622       (22,478)        (6,359)       (22,478)
                                ---------     ---------      ---------     ---------      ---------      ---------
Total other
    comprehensive
    income (loss)                   3,165       (89,337)        28,473       (51,912)        15,820        (51,912)
                                ---------     ---------      ---------     ---------      ---------      ---------
Comprehensive income (loss)     $  67,604     $ (19,698)     $ 124,675     $  79,578      $ 246,019      $ 257,546
                                =========     =========      =========     =========      =========      =========

(a) These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted gas requirements to serve native load.

(b) These amounts primarily include the reclassification of unrealized gains and losses to realized for contracts that delivered during the period.

12.  Commitments and Contingencies

California Energy Market Issues and Refunds in the Pacific Northwest

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

     SCE and PG&E have publicly disclosed that their liquidity has been materially and adversely affected because of, among other things, their inability to pass on to ratepayers the prices each has paid for energy and ancillary services procured through the PX and the ISO. PG&E filed for bankruptcy protection in 2001.

     We are closely monitoring developments in the California energy market and the potential impact of these developments on us. We have evaluated, among other things, SCE's role as a Palo Verde and Four Corners participant; our transactions with the PX and the ISO; contractual relationships with SCE and PG&E; and marketing and trading exposures. Based on our evaluations, we do not believe the foregoing matters will have a material adverse affect on our financial position and liquidity. We cannot predict with certainty, however, the impact that any future resolution or attempted resolution, of the California energy market situation may have on us or the regional energy market in general.

     CALIFORNIA ENERGY MARKET LITIGATION. On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including Pinnacle West, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present. STATE OF CALIFORNIA V. BRITISH COLUMBIA POWER EXCHANGE ET. AL., Docket No. EL02-71-000. The complaint requests the FERC to require the wholesale sellers to refund any rates that are "found to exceed just and reasonable levels." This complaint has been dismissed by FERC. In addition, the State of California and others have filed various claims, which have now been consolidated, against several power suppliers to California alleging antitrust violations. WHOLESALE ELECTRICITY ANTITRUST CASES I AND II, Superior Court in and for the County of San Diego, Proceedings Nos. 4204-00005 and 4204-00006. Two of the suppliers who were named as defendants in those matters, Reliant Energy Services, Inc. (and other Reliant entities) and Duke Energy and Trading, LLP (and other Duke entities), filed cross-claims against various other participants in the California PX and ISO markets, including us, attempting to expand those matters to such other participants. We have not yet filed a responsive pleading in the matter, but we believe the claims by Reliant and Duke as they relate to us are without merit.

     We were also named in a lawsuit regarding wholesale contracts in California. JAMES MILLAR, ET AL. V. ALLEGHENY ENERGY SUPPLY, ET AL., United States District Court in and for the District of Northern California, Case No.

C02-2855 EMC. The complaint alleges basically that the contracts entered into were the result of an unfair and unreasonable market. The California PX has filed a lawsuit against the State of California regarding the seizure of forward contracts and the State has filed a cross complaint against us. CAL PX V. THE STATE OF CALIFORNIA Superior Court in and for the County of Sacramento, JCCP No. 4203. Various preliminary motions are being filed and we cannot currently predict the outcome of this matter. The "United States Justice Foundation" is suing numerous wholesale energy contract suppliers to California, including Pinnacle West, as well as the California Department of Water Resources, based upon an alleged conflict of interest arising from the activities of a consultant for Edison International who also negotiated long-term contracts for the California Department of Water Resources. MCCLINTOCK, ET AL. V. YUDHRAJA, Superior Court in and for the County of Los Angeles, Case No. GC 029447. The California Attorney General has indicated that an investigation by his office did not find evidence of improper conduct by the consultant. We believe the claims against us in the lawsuits mentioned in this paragraph are without merit and will have no material adverse impact on our financial position, results of operations or liquidity.

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

13.  Intangible Assets

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company's gross intangible assets (which are primarily software) were $185 million at June 30, 2002 and $170 million at December 31, 2001. The related accumulated amortization was $95 million at June 30, 2002 and $87 million at December 31, 2001. Amortization expense for the three-month period ended June 30 was $5 million in 2002 and 2001. Amortization expense for the six-month period ended June 30 was $9 million in 2002 and $10 million in 2001. Amortization expense for the twelve-month period ended June 30 was $20 million in 2002 and $21 million in 2001. Estimated amortization expense on existing intangible assets over the next five years is $16 million in 2002, $14 million in 2003, $14 million in 2004, $12 million in 2005 and $11 million in 2006.

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

                                       Three Months           Six Months          Twelve Months
                                          Ended                 Ended                 Ended
                                         June 30,              June 30,              June 30,
                                    -----------------     -----------------     -----------------
                                     2002       2001       2002       2001       2002       2001
                                    ------     ------     ------     ------     ------     ------
Electric operating revenues:
  Pinnacle West -
    marketing and trading           $   30     $   --     $   47     $   --     $   97     $   --
  APSES                                 --         --         --          5         10         31
                                    ------     ------     ------     ------     ------     ------
Total                               $   30     $   --     $   47     $    5     $  107     $   31
                                    ======     ======     ======     ======     ======     ======

Purchased power and fuel costs:
  Pinnacle West -
    marketing and trading           $   --     $   14     $    6     $   26     $   30     $   26
  Pinnacle West Energy                  --         --         --         --         14         --
                                    ------     ------     ------     ------     ------     ------
Total                               $   --     $   14     $    6     $   26     $   44     $   26
                                    ======     ======     ======     ======     ======     ======

                                                As of            As of
                                               June 30,       December 31,
                                               --------       ------------
                                                 2002             2001
                                                ------           ------
     Accounts receivable - other:
       Pinnacle West - marketing
         and trading                            $  158           $   76
       Pinnacle West                                --               24
       APSES                                        --               13
       Pinnacle West Energy                          1                2
                                                ------           ------
          Total                                 $  159           $  115
                                                ======           ======

     Accounts payable:
       Pinnacle West - marketing
         and trading                            $   27           $   21
       Pinnacle West                                 8               36
       Pinnacle West Energy                          1                2
                                                ------           ------
     Total                                      $   36           $   59
                                                ======           ======

15.  Other Income and Other Expense

     The following table provides detail of other income and other expense for the three, six and twelve months ended June 30, 2002 and 2001 (dollars in thousands):

                                   Three Months                 Six Months                Twelve Months
                                      Ended                       Ended                       Ended
                                     June 30,                    June 30,                    June 30,
                              ----------------------      ----------------------      ----------------------
                                2002          2001          2002          2001          2002          2001
                              --------      --------      --------      --------      --------      --------
Other income:
  Environmental insurance
    recovery                  $     --      $ 10,947      $     --      $ 10,947      $  1,402      $ 10,947
  Investment gains - net            --            --         1,565            --           633            --
  Interest income                  481         1,371         1,426         1,703         4,727         5,469
  Miscellaneous                    448           229           868           626         3,098         2,186
                              --------      --------      --------      --------      --------      --------
  Total other income          $    929      $ 12,547      $  3,859      $ 13,276      $  9,860      $ 18,602
                              ========      ========      ========      ========      ========      ========

Other expense:
  Investment losses - net     $   (222)     $ (2,568)     $     --      $ (2,423)     $     --      $ (4,008)
  Non-operating costs (a)       (4,567)       (1,479)       (6,874)       (4,623)      (15,653)      (14,460)
  Miscellaneous                   (841)       (1,529)       (2,345)       (2,665)       (3,715)       (7,004)
                              --------      --------      --------      --------      --------      --------
  Total other expense         $ (5,630)     $ (5,576)     $ (9,219)     $ (9,711)     $(19,368)     $(25,472)
                              ========      ========      ========      ========      ========      ========

(a)  Primarily includes below the line utility costs.

                         ARIZONA PUBLIC SERVICE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     In this section, we explain our results of operations, general financial condition, and outlook including:

     * the changes in our earnings for the three, six and twelve months ended June 30, 2002 and 2001;

     * the effects of regulatory agreements and developments on our results and outlook;

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

OVERVIEW OF OUR BUSINESS

     We are an electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about one-half of the Phoenix metropolitan area. Electricity is provided through a distribution system owned by us. We also generate and, through Pinnacle West's marketing and trading division, sell and deliver electricity to wholesale customers in the western United States. Pinnacle West owns all of our outstanding stock.

     We are required to transfer our competitive electric assets and services to one or more corporate affiliates no later than December 31, 2002. Consistent with that requirement, we have been addressing the legal and regulatory requirements necessary to complete the transfer of our generation assets to Pinnacle West Energy before that date. As we discuss in greater detail in Note 5, on July 23, 2002, an ACC ALJ issued a recommended order recommending, among other things, that our ability to transfer our generation assets be stayed until at least July 1, 2004.

BUSINESS SEGMENTS

     We have two principal business segments (determined by products, services and the regulatory environment), which consist of our regulated retail electricity business, regulated traditional wholesale electricity business, and related activities (electric retail business segment) and our competitive business activities (marketing and trading business segment). Our electric retail business segment includes activities related to electricity transmission and distribution, as well as electricity generation. Our marketing and trading business segment includes activities related to wholesale marketing and trading. During 2001, we transferred most of our marketing and trading activities to Pinnacle West (see Note 14).

     The following table summarizes net income by business segment for the three, six and twelve months ended June 30, 2002 and the comparable prior year periods (dollars in millions, unaudited):

                                   Three Months          Six Months            Twelve Months
                                     Ended                  Ended                  Ended
                                     June 30,              June 30,               June 30,
                                -----------------     -----------------      ------------------
                                 2002       2001       2002       2001        2002        2001
                                ------     ------     ------     ------      ------      ------
Electric retail                 $   64     $   13     $   96     $   16      $  218      $  157
Marketing and trading               --         57         --        118          24         155
                                ------     ------     ------     ------      ------      ------
Income before accounting
  change                            64         70         96        134         242         312
Cumulative effect of change
  in accounting - net of
  income taxes                      --         --         --         (3)        (12)         (3)
                                ------     ------     ------     ------      ------      ------
Net income                      $   64     $   70     $   96     $  131      $  230      $  309
                                ======     ======     ======     ======      ======      ======

     We recorded the cumulative effects of a change in accounting for derivatives related to our adoption in 2001 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

EARNINGS VARIANCE EXPLANATIONS

     Throughout these explanations, we refer to "gross margin." With respect to our electric retail segment and marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs.

OPERATING RESULTS - THREE-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED WITH THREE-MONTH PERIOD ENDED JUNE 30, 2001

     Our net income for the three months ended June 30, 2002 was $64 million compared with $70 million for the same period in the prior year. The period-to-period decrease was primarily the result of our transfer of marketing and trading activities to Pinnacle West in 2001, substantially offset by higher retail earnings. The retail comparison was favorably impacted by lower replacement costs for power plant outages, lower costs for purchased power and gas related to lower market prices, customer growth and higher average usage per customer, partially offset by the effects of milder weather. Also, there was lower other income, partially offset by decreased depreciation and amortization expense.

The major factors that increased (decreased) net income were as follows (dollars in millions):

                                                                       Increase
                                                                      (Decrease)
                                                                      ----------
Electric retail segment gross margin:
  Lower replacement power costs for plant outages due to lower
    market prices and fewer unplanned outages                           $    58
  Lower purchased power and fuel costs related to lower prices,
    net of hedge management sales                                            40
  Effects of milder weather on retail sales                                 (16)
  Higher retail sales volumes due to customer growth and higher
    average usage, excluding weather effects                                 12
  Retail price reductions effective July 1, 2001                             (7)
  Lower purchased power costs related to 2001 generation reliability
    program                                                                   6
  Miscellaneous factors - net                                                 3
                                                                        -------
    Net increase in electric retail segment gross margin                     96

Marketing and trading segment gross margin:
  Decrease in marketing and trading segment margin resulting from our transfer of marketing and trading activities to
    Pinnacle West in 2001                                                   (94)
                                                                        -------

Total increase in the electric retail and the marketing and trading
  segments' gross margins                                                     2
Higher operations and maintenance expense primarily related to increased overhaul costs and increased employee benefit costs,
  partially offset by lower costs for generation reliability outages         (2)
Lower depreciation and amortization expense primarily related to lower
  regulatory asset amortization                                               5
Lower other income                                                          (12)
Miscellaneous items, net                                                     (3)
                                                                        -------
  Decrease in income before income taxes                                    (10)
Lower income taxes primarily due to lower pretax income                       4
                                                                        -------
  Decrease in net income                                                $    (6)
                                                                        =======

Electric Retail Segment Gross Margin

     Revenues related to our regulated retail and wholesale electricity businesses were $232 million lower in the three-month period ended June 30, 2002, compared to the same period in the prior year as a result of:

     * decreased revenues related to traditional wholesale sales as a result of lower sales volumes and lower prices ($54 million);
     * decreased revenues related to retail load hedge management wholesale sales, as a result of lower sales volumes and lower prices ($167 million);

     *    decreased retail revenues related to milder weather ($26 million);
     * increased retail revenues related to customer growth and higher average usage, excluding weather effects ($21 million);
     * decreased retail revenues related to a reduction in retail electricity prices ($7 million); and
     *    other miscellaneous factors ($1 million net increase).

     Electric retail segment purchased power and fuel costs were $328 million lower in the three-month period ended June 30, 2002, compared to the same period in the prior year as a result of:

     * decreased costs related to traditional wholesale sales as a result of lower sales volumes and lower prices ($54 million);
     * decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned outages ($58 million);
     * decreased costs related to lower prices for hedged natural gas and purchased power ($207 million);
     * decreased costs related to the effects of milder weather on retail sales ($10 million);
     * increased costs related to retail sales growth, excluding weather effects ($9 million);
     * lower purchased power costs related to 2001 generation reliability program ($6 million); and
     *    other miscellaneous factors ($2 million net decrease).

Marketing and Trading Segment Gross Margin

     Marketing and trading segment revenues were $320 million lower in the three-month period ended June 30, 2002, compared to the same period in the prior year. The marketing and trading segment purchased power and fuel costs were $226 million lower in the three-month period ended June 30, 2002, compared to the same period in the prior year. The lower marketing and trading segment revenues and purchased power and fuel costs are a result of our transfer of marketing and trading activities to Pinnacle West in 2001.

     The increase in operations and maintenance expense of $2 million was due to increased overhaul expense and higher employee and other costs partially offset by lower costs related to generation reliability, plant outages and maintenance costs.

     The decrease in depreciation and amortization expense of $5 million primarily related to lower regulatory asset amortization, in accordance with the 1999 regulatory settlement, partially offset by increased depreciation on higher plant balances.

     Other income decreased $12 million primarily due to an insurance recovery recorded in the prior period related to environmental remediation costs.

OPERATING RESULTS - SIX-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 30, 2001

     Our net income for the six months ended June 30, 2002 was $96 million compared with $131 million for the same period in the prior year. We recognized a $3 million after-tax loss in the six months ended June 30, 2001 as a cumulative effect of a change in accounting for derivatives, as required by SFAS No.133.

     Our income before accounting change for the six months ended June 30, 2002 was $96 million compared with $134 million for the same period a year earlier. The period-to-period decrease was the result of reduced marketing and trading gross margin due to our transfer of marketing and trading activities to Pinnacle West in 2001. The reduced marketing and trading gross margin was partially offset by increased earnings contributions from our regulated retail electricity operations. The retail comparison was favorably impacted by lower replacement costs for power plant outages, lower costs for purchased power and gas related to lower market prices, customer growth and higher average usage per customer, partially offset by the effects of milder weather and a retail electricity price decrease.

The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                       Increase
                                                                      (Decrease)
                                                                      ----------
Electric retail segment gross margin:
  Lower replacement power costs for plant outages due to lower
    market prices and fewer unplanned outages                           $   108
  Lower purchased power and fuel costs related to lower prices,
    net of hedge management sales                                            30
  Effects of milder weather on retail sales                                 (22)
  Higher retail sales volumes due to customer growth and higher
    average usage, excluding weather effects                                 17
  Retail price reductions effective July 1, 2001                            (13)
  Lower purchased power costs related to 2001 generation reliability
    program                                                                   6
  Miscellaneous factors - net                                                 3
                                                                        -------
          Net increase in electric retail segment gross margin              129

Marketing and trading segment gross margin:
  Decrease in marketing and trading segment margin resulting from our transfer of marketing and trading activities to
    Pinnacle West in 2001                                                  (195)
                                                                        -------

Total decrease in the electric retail and the marketing and trading
  segments' gross margins                                                   (66)
Lower operations and maintenance expense primarily related to lower costs for generation reliability outages partially offset by higher
  other costs                                                                 3
Lower depreciation and amortization primarily due to lower regulatory
  asset amortization                                                         11
Lower other income                                                           (9)
Miscellaneous items, net                                                     (2)
                                                                        -------
  Decrease in income before income taxes                                    (63)
Lower income taxes primarily due to lower pretax income                      25
                                                                        -------
  Decrease in income before accounting change                           $   (38)
                                                                        =======

Electric Retail Segment Gross Margin

     Revenues related to our regulated retail and wholesale electricity businesses were $261 million lower in the six-month period ended June 30, 2002, compared to the same period in the prior year as a result of:

     * decreased revenues related to traditional wholesale sales as a result of lower sales volumes and lower prices ($79 million);
     * decreased revenues related to retail load hedge management wholesale sales, as a result of lower sales volumes and lower prices ($166 million);
     *    decreased retail revenues related to milder weather ($35 million);

     * increased retail revenues related to customer growth and higher average usage, excluding weather effects ($29 million);
     * decreased retail revenues related to a reduction in retail electricity prices ($13 million); and
     *    other miscellaneous factors ($3 million net increase).

     Electric retail segment purchased power and fuel costs were $390 million lower in the six-month period ended June 30, 2002, compared to the same period in the prior year as a result of:

     * decreased costs related to traditional wholesale sales as a result of lower sales volumes and lower prices ($79 million);
     * decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned outages ($108 million);
     * decreased costs related to lower prices for hedged natural gas and purchased power ($196 million);
     * decreased costs related to the effects of milder weather on retail sales ($13 million);
     * increased costs related to retail sales growth, excluding weather effects ($12 million); and
     * lower purchased power costs related to 2001 generation reliability program ($6 million).

Marketing and Trading Segment Gross Margin

     Marketing and trading segment revenues were $661 million lower in the six-month period ended June 30, 2002, compared to the same period in the prior year. Marketing and trading segment purchased power and fuel costs were $466 million lower in the six-month period ended June 30, 2002, compared to the same period in the prior year. The lower marketing and trading segment revenues and purchased power and fuel costs are a result of our transfer of marketing and trading activities to Pinnacle West in 2001.

     The decrease in operations and maintenance expense of $3 million was primarily due to lower costs related to generation reliability, plant outages and maintenance costs. This decrease was partially offset by increased employee benefit and other costs.

     The decrease in depreciation and amortization expense of $11 million primarily related to lower regulatory asset amortization, in accordance with the 1999 regulatory settlement, partially offset by increased depreciation on higher plant balances.

     Other income decreased $9 million primarily due to an insurance recovery recorded in the prior period related to environmental remediation costs partially offset by net investment gains in the current period.

OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED WITH TWELVE-MONTH PERIOD ENDED JUNE 30, 2001

     Our net income for the twelve months ended June 30, 2002 was $230 million compared with $309 million for the same period in the prior year. We recognized a $12 million after-tax loss in the twelve months ended June 30, 2002 and a $3 million after-tax loss in the twelve months ended June 30, 2001 as cumulative effects of a change in accounting for derivatives, as required by SFAS No.133.

     Our income before accounting change for the twelve months ended June 30, 2002 was $242 million compared with $312 million for the same period a year earlier. The period-to-period decrease is the result of our transfer of marketing and trading activities to Pinnacle West by the end of 2001 and lower earnings contributions from our marketing and trading activities. The comparison for marketing and trading activities reflects lower volumes and prices in the wholesale power markets in the western United States. These negative factors were partially offset by increased earnings contributions from our regulated retail electricity operations and lower depreciation and amortization costs. The retail comparison was favorably impacted by lower replacement costs for power plant outages, lower costs for purchased power and gas related to lower market prices, customer growth and higher average usage per customer, partially offset by higher purchased power costs related to our 2001 generation reliability program, the effects of milder weather and a retail electricity price decrease.

The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                      Increase
                                                                     (Decrease)
                                                                     ----------
Electric retail segment gross margin:
  Lower replacement power costs for plant outages due to lower
    market prices and fewer unplanned outages                         $   126
  Higher purchased power and fuel costs related to higher prices,
    net of hedge management                                                (8)
  Higher retail sales volumes related to customer growth and
    higher average usage, excluding weather effects                        27
  Effects of milder weather on retail sales                                (9)
    Retail price reductions effective July 1, 2001                        (28)
  Higher purchased power costs related to 2001 generation
    reliability program                                                   (19)
  Miscellaneous factors - net                                               8
                                                                      -------
          Net increase in electric retail segment gross margin             97
                                                                      -------

Marketing and trading segment gross margin:
  Decrease in marketing and trading segment margin related to our transfer of marketing and trading activities to Pinnacle
    West in 2001                                                         (195)
  Decrease in generation sales other than native load due to lower
    market prices and resulting lower sales volumes                       (41)
  Increase in other realized marketing and trading in the current
    period primarily due to higher volumes                                  1(a)
  Change in prior period mark-to-market gains on contracts
    delivered during the current period (b)                                23(a)
  Lower mark-to-market gains for future period deliveries (b)              (4)
                                                                      -------
          Net decrease in marketing and trading gross margin             (216)
                                                                      -------

Total decrease in the electric retail and the marketing and trading
  segments' gross margins                                                (119)
Higher operations and maintenance expense primarily related to the reversal of an environmental reserve in the fourth quarter of
  2000 and increased employee benefit and other costs                      (9)
Lower depreciation and amortization primarily due to lower
  regulatory asset amortization                                            16
Lower other expense primarily related to losses on other
  investments in prior periods                                              6
Lower other income primarily related to insurance recovery in 2001         (9)
Lower net interest expense primarily due to higher capitalized
  interest                                                                  8
Miscellaneous items, net                                                   (6)
                                                                      -------
  Decrease in income before income taxes                                 (113)
Lower income taxes primarily due to lower income                           43
                                                                      -------
  Decrease in income before accounting change                         $   (70)
                                                                      =======

(a) Net marketing and trading gains (excluding the effects of generation sales other than native load) recognized for the current period increased $24 million.

(b) Essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is economically hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

Electric Retail Segment Gross Margin

     Revenues related to our regulated retail and wholesale electricity businesses were $463 million lower in the twelve-month period ended June 30, 2002, compared to the same period in the prior year as a result of:

     * decreased revenues related to traditional wholesale sales as a result of lower sales volumes and lower prices ($177 million);
     * decreased revenues related to wholesale sales, as a result of lower sales volumes and lower prices ($293 million);
     * increased retail revenues related to customer growth and higher average usage, excluding weather effects ($44 million);
     *    decreased retail revenues related to milder weather ($14 million);
     * decreased retail revenues related to a reduction in retail electricity prices ($28 million); and
     *    other miscellaneous factors ($5 million net increase).

     Electric retail segment purchased power and fuel costs were $560 million lower in the twelve-month period ended June 30, 2002, compared to the same period in the prior year as a result of:

     * decreased costs related to traditional wholesale sales as a result of lower sales volumes and lower prices ($177 million);
     * decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned outages ($126 million);
     * decreased costs related to lower prices for hedged natural gas and purchased power prices ($285 million);
     * increased costs related to retail sales growth, excluding weather effects ($17 million);
     * decreased costs related to the effects of milder weather on retail sales ($5 million);
     * higher purchased power costs related to 2001 generation reliability programs ($19 million); and
     *    miscellaneous factors ($3 million net decrease).

Marketing and Trading Segment Gross Margin

     Marketing and trading segment revenues were $1.29 billion lower in the twelve-month period ended June 30, 2002, compared to the same period in the prior year as a result of:

     * decreased revenues related to our transfer of marketing and trading activities to Pinnacle West at the end of 2001 ($661 million);
     * decreased revenues from generation sales other than native load due to lower market prices and resulting lower sales volumes ($84 million);

     * decreased revenues from other realized marketing and trading in the current period primarily due to lower prices on higher volumes ($564 million);
     * change in prior period mark-to-market gains on contracts delivered during the current period due to higher volumes being delivered ($25 million increase); and
     * lower mark-to-market gains for future period deliveries primarily as a result of greater market liquidity and greater price volatility, resulting in higher volumes ($6 million).

     Marketing and trading segment purchased power and fuel costs were $1.07 billion lower in the twelve-month period ended June 30, 2002, compared to the same period in the prior year as a result of:

     * decreased purchased power and fuel costs as a result of our transfer of marketing and trading activities to Pinnacle West at the end of 2001 ($466 million);
     * decreased fuel costs related to generation sales other than native load primarily because of lower sales volumes and lower natural gas prices ($43 million);
     * decreased purchased power costs related to other realized marketing and trading in the current period primarily due to lower prices on higher volumes ($565 million);
     * change in prior period mark-to-market fuel costs for current period deliveries related to accounting for derivatives ($2 million increase); and
     * change in mark-to-market fuel costs for future period deliveries ($2 million decrease).

     The increase in operations and maintenance expense of $9 million was primarily related to the reversal of an environmental reserve in the fourth quarter of 2000 and increased employee benefit and other costs.

     The decrease in depreciation and amortization expenses of $16 million primarily related to lower regulatory asset amortization, in accordance with the 1999 regulatory settlement, partially offset by increased depreciation on higher plant balances.

     Other expense decreased $6 million primarily due to the effects of losses on other investments in prior periods.

     Other income decreased $9 million primarily due to the effects of an insurance recovery recorded in the prior period related to environmental remediation costs.

     Net interest expense decreased $8 million primarily because of the increase in capitalized interest and the effects of lower interest rates. These reductions in net interest expense more than offset the increase in interest expense on higher debt balances.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

     The following table summarizes the actual capital expenditures for the six months ended June 30, 2002 and estimated capital expenditures for the next three years (dollars in millions):

                               Six Months
                                 Ended                Estimated
                                June 30,   --------------------------------
                                  2002       2002        2003        2004
                                --------   --------    --------    --------
     Delivery                   $    182   $    347    $    270    $    267
     Existing generation (a)          70        149          --          --
                                --------   --------    --------    --------
         Total                       252        496         270         267
                                ========   ========    ========    ========

(a) Pursuant to the 1999 Settlement Agreement, we are required to transfer our competitive electric assets and services no later than December 31, 2002. As we discuss in greater detail in Note 5, on July 23, 2002, an ACC ALJ issued a recommended order recommending, among other things, that our ability to transfer our generation assets be stayed until at least July 1, 2004. If the transfer of our generation assets is stayed, we expect our existing generation capital expenditures to be $116 million in 2003 and $89 million in 2004, resulting in total capital expenditures for those years of $386 million and $356 million, respectively.

     Several years ago, we and the other Palo Verde participants decided to replace Unit 2 steam generators, which replacement is presently scheduled to be completed in the fall of 2003. We and the other Palo Verde participants are currently considering issues related to replacement of the steam generators in Units 1 and 3. Although a final determination of whether Units 1 and 3 will require steam generator replacement to operate over their current full licensed lives has not yet been made, we and the other participants have approved fabrication of one set of spare steam generators. Our portion of this expenditure is approximately $27 million, which will be spent from 2002 to 2005. The capital expenditures table above includes $7 million of these costs in 2002. If the Palo Verde participants decide to proceed with steam generator replacement at both Units 1 and 3, we have estimated that our portion of the fabrication and installation costs and associated power uprate modifications would be approximately $130 million over the next seven years, which would be funded with internally-generated cash or external financings. If our generation assets are not transferred prior to this time, we will make these expenditures.

     Existing generation capital expenditures are comprised of multiple improvements for our existing fossil and nuclear plants. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers, and environmental equipment. The existing generation also contains nuclear fuel expenditures of approximately $30 million only in 2002. We would make similar nuclear fuel expenditures in 2003 and 2004 if our nuclear generation assets are not transferred before those dates. Those expenitures are included in the additional capital expenditures referenced in Note (a) to the capital expenditure table.

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

     CAPITAL RESOURCES AND CASH REQUIREMENTS

     The following table summarizes actual cash commitments for the six months ended June 30, 2002 and estimated commitments for the next five years and thereafter (dollars in millions):

                                         Six
                                        Months                               Estimated
                                        Ended      -------------------------------------------------------------
                                       June 30,                       Years Ended December 31,
                                       --------    -------------------------------------------------------------
                                                                                                          There-
                                         2002       2002       2003       2004       2005       2006      after
                                        ------     ------     ------     ------     ------     ------     ------
Long-term debt payments                 $  247     $  247     $   --     $  205     $  400     $   84     $1,518
Operating leases payments                   41         63         61         61         60         60        514
Fuel and purchase power commitments         89        292        128         83         65         68        170
                                        ------     ------     ------     ------     ------     ------     ------
Total cash commitments (a)              $  377     $  602     $  189     $  349     $  525     $  212     $2,202
                                        ======     ======     ======     ======     ======     ======     ======

(a) Total cash commitments are approximately $4.1 billion. The total net present value of these cash commitments is $2.2 billion.

     Our significant debt covenants related to our financing arrangements include a debt to total capitalization ratio and interest coverage test. We are in compliance with such convenants and we anticipate that we will continue to meet all the significant covenant requirement levels. The repercussions of not meeting the covenants would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants. All of our bank agreements have cross-default provisions.

     Our cash requirements and our ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 2001 10-K.

     On March 1, 2002, we issued $375 million of 6.50% Notes due 2012.

     On April 15, 2002, we redeemed $122 million of our First Mortgage Bonds, 8.75% Series due 2024. On March 15, 2002, we redeemed at maturity $125 million of our First Mortgage Bonds, 8.125% Series due 2002. See the cash commitments table above for our debt repayments. Based on market conditions and optional call provisions, we may make optional redemptions of long-term debt from time to time.

     Although provisions in our first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds and preferred stock that we may issue, we do not expect any of these provisions to limit our ability to meet its capital requirements.

CRITICAL ACCOUNTING POLICIES

     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the determination of the appropriate accounting for our derivative instruments, mark-to-market accounting and the impacts of regulatory accounting on our financial statements. See Note 1 in the 2001 10-K. There have been no material changes since the 2001 10-K.

BUSINESS OUTLOOK

     For 2001, our reported income before accounting change was $281 million and included charges totaling $13 million before income taxes that we do not expect to recur related to our exposure to Enron and its affiliates. Our earnings have been negatively affected by the transfer of most of our marketing and trading activities to Pinnacle West in 2001, as well as retail electricity price decreases. These negative factors are expected to be significantly offset in 2002 by the absence of significant expenses for reliability and power plant outages that we incurred in 2001 that we do not expect to recur in 2002 and by retail customer growth, although the pace of growth is expected to be slower than in the past. These factors are described in more detail below.

     During 2001, in order to meet the highest customer demand in our history, we incurred significant expenses for our summer reliability program and for higher replacement power costs related to power plant outages. These efforts, which cost approximately $140 million before income taxes, are not expected to be repeated in 2002.

     In July 2002, Pinnacle West announced cost-containment measures that include a voluntary workforce reduction of 500-600 positions. These reductions would be implemented in the second half of 2002 and are expected to produce annual operating expense savings at the parent of $30-35 million beginning in 2003, and a comparable one-time charge to its earnings later in 2002.

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

     In our regulated retail market area, we will provide electricity services to standard-offer, full-service customers and to energy delivery customers who have chosen another provider for their electricity commodity needs (unbundled customers). Customer growth in our service territory averaged about 4% a year for the three years 1999 through 2001; we currently expect customer growth to be about 3.2% in 2002 and between 3.5% and 4.0% a year in 2003 and 2004. We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 5.5% a year in 2002 through 2004, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph apply to energy delivery customers. As industry restructuring evolves in the regulated market area, we cannot predict the number of our standard-offer customers that will switch to unbundled service. As previously noted, under the 1999 Settlement Agreement, we agreed to retail electricity price reductions of 1.5% annually through July 1, 2003 (see Note 5).

     OTHER FACTORS AFFECTING FUTURE FINANCIAL RESULTS

     As we discuss in greater detail in Note 5, on July 23, 2002, an ACC ALJ issued a recommended order recommending, among other things, that our ability to transfer our generating assets be stayed until at least July 1, 2004. Pinnacle West has financed Pinnacle West Energy's generation expansion program premised upon Pinnacle West Energy's receipt of our generation assets by the end of 2002, as promised by the 1999 Settlement Agreement. Pinnacle West Energy has previously received investment grade credit ratings contingent upon its acquisition of our generation assets. If we are prohibited from transferring our generation assets to Pinnacle West Energy, Pinnacle West believes that if Pinnacle West Energy is able to finance its capital requirements (including the repayment of the bridge financing provided by Pinnacle West), it would only be able to do so on commercially unattractive terms. In such a case, Pinnacle West's overall financing costs could increase. As we discuss in Note 5, we have proposed that we be permitted to acquire certain of Pinnacle West Energy's generating facilities if the ACC prohibits or delays our transfer of generation assets to Pinnacle West Energy. If we were to acquire Pinnacle West Energy generation assets, we believe that we could obtain financing for those assets and could do so on terms more favorable than those that would be otherwise available to Pinnacle West Energy.

     Purchased power and fuel costs are impacted by our electricity sales volumes, existing contracts for generation fuel and purchased power, our power plant performance, prevailing market prices, new generating plants being placed in service and our hedging program for managing such costs.

     Operations and maintenance expenses are expected to be affected by sales mix and volumes, power plant operations, inflation, outages and other factors. See "Business Outlook" above for information regarding Pinnacle West cost-containment measures announced in July 2002.

     Depreciation and amortization expenses are expected to be affected by net additions to existing utility plant and other property, and changes in regulatory asset amortization.

     Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in service and under construction. The average property tax rate for us was 9.32% of assessed value for 2001 and 9.16% for 2000. We expect property taxes to increase primarily due to our additions to existing facilities.

     Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factor affecting borrowing levels in the next several years is expected to be our internally-generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop recording capitalized interest on a project when it is placed in commercial operation.

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

RATE MATTERS

     See Note 5 for a discussion of a price reduction effective as of July 1, 2002, and for a discussion of the 1999 Settlement Agreement that will, among other things, result in five annual price reductions over a four-year period ending July 1, 2003.

FORWARD-LOOKING STATEMENTS

     The above discussion contains forward-looking statements based on current expectations and we assume no obligation to update these statements, except as required by applicable laws. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including the price mitigation plan adopted by the FERC; regional economic and market conditions, including the California energy situation and completion of generation construction in the region, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; power plant performance; regulatory issues associated with generation expansion, such as permitting and licensing; our ability to compete successfully outside traditional regulated markets (including the wholesale market); and technological developments in the electric industry.

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

     In 2001, subject to specified risk parameters established by Pinnacle West's Board of Directors and monitored by Pinnacle West's Energy Risk Management Committee, we engaged in trading activities intended to profit from market price movements. In accordance with EITF 98-10, "Accounting For Contracts Involved in Energy Trading and Risk Management Activities," such trading positions are marked-to-market. These trading activities are part of our marketing and trading activities and are reflected in the marketing and trading segment revenues and expenses.

     As of June 30, 2002, a hypothetical adverse price movement of 10% in the market price of our risk management and trading assets and liabilities would have decreased the fair market value of these contracts by approximately $16 million. A hypothetical favorable price movement of 10% would have increased the fair market value of these contracts by approximately $18 million.

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We use a risk management process to assess and monitor the financial exposure of this and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities, and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

     PALO VERDE NUCLEAR GENERATING STATION

     In February 2002, the U. S. Secretary of Energy recommended to President Bush that the Yucca Mountain, Nevada site be developed as a permanent repository for spent nuclear fuel. The President transmitted this recommendation to Congress and the State of Nevada vetoed the President's recommendation. See "Palo Verde Nuclear Generating Station" in Part II, Item 5 of the March 10-Q. Congress recently approved the Yucca Mountain site, overriding the Nevada veto. It is now expected that the U.S. Department of Energy will submit a license application to the NRC late in 2004.

     NATURAL GAS SUPPLY

     In a pending FERC proceeding, EL Paso Natural Gas Company has proposed allocating its gas pipeline capacity in such a way that our (and other companies with the same contract type) gas transportation rights could be significantly impacted, and various parties, including us and Pinnacle West Energy, have challenged this allocation. See "Generating Fuel and Purchased Power - Natural Gas Supply" in Part I, Item 1 of the 2001 10-K. The FERC conducted a public conference in April 2002 to discuss an appropriate mechanism for allocating capacity on the El Paso Natural Gas Company pipeline. On May 31, 2002 the FERC issued an order requiring the conversion of all firm, Full Requirements contracts to Contract Demand contracts by November 1, 2002. In addition, the FERC order set forth procedures to encourage parties to resolve the details of such conversions through the settlement process. We and other Full Requirement contract holders have sought rehearing of the FERC order and have requested a stay of the November 1, 2002 implementation date. We cannot currently predict the outcome of this matter.

     COAL SUPPLY

     Because covenants under the Four Corners lease and related federal rights-of-way and grants expired in July 2001, the Navajo Nation assessed taxes on the coal supplier and the plant. See "Generating Fuel and Purchased Power - Coal Supply - Four Corners" in Part I, Item 1 of the 2001 10-K. In July 2002, we negotiated a settlement agreement with the Navajo Nation relating to the plant pursuant to which we will make settlement payments to the Navajo Nation. That settlement agreement is expected to be executed in August 2002. Pursuant to the terms of the settlement agreement, we do not expect the payments to have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.         Description
          -----------         -----------
             12.1             Ratio of Earnings to Fixed Charges

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

                                              Originally Filed                         Date
Exhibit No.     Description                      as Exhibit:          File No.(a)    Effective
-----------     -----------                 --------------------      -----------    ---------
3.1             Articles of Incorporation   4.2 to Form S-3              1-4473        9-29-93
                restated as of May 25,      Registration Nos.
                1988                        33910 and 33--55248
                                            by means of September
                                            24, 1993 Form 8-K
                                            Report

3.2             Bylaws, amended as of       3.1 to 1995 Form 10-K        1-4473        1-20-00
                February 20, 1996           Report

10.1            Amendment to Letter         10.1 to Pinnacle West        1-8962        8-13-02
                Agreement effective as of   June 2002 Form 10-Q
                January 1, 2002 between     Report
                the Company and William
                L. Stewart

10.2            Summary of James M.         10.2 to Pinnacle West        1-8962        8-13-02
                Levine Retirement           June 2002 Form 10-Q
                Benefits                    Report

----------
(a) Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

     (b)  Reports on Form 8-K

     During the quarter ended June 30, 2002, and the period from July 1 through August 13, 2002, we filed the following reports on Form 8-K:

     Report dated April 19, 2002 regarding a motion filed by APS in a consolidated ACC docket.

     Report dated April 26, 2002 regarding procedural orders issued by the ACC in a consolidated ACC docket.

     Report dated May 22, 2002 regarding responses to FERC data requests that were filed with the FERC on May 22, 2002.

     Report dated June 5, 2002 regarding responses to FERC data requests that were filed with the FERC on June 5, 2002.

     Report dated July 11, 2002 regarding a letter filed by APS with the ACC discussing the circumstances under which APS would support a temporary suspension or stay of certain Arizona electric competition rules.

     Report dated July 23, 2002 regarding ALJ recommendations in a consolidated ACC docket.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARIZONA PUBLIC SERVICE COMPANY
                                        (Registrant)


Dated: August 13, 2002                  By: Michael V. Palmeri
                                            ------------------------------------
                                            Michael V. Palmeri
                                            Vice President, Finance
                                            (Principal Financial Officer
                                            and Officer Duly Authorized
                                            to sign this Report)