Form 10-Q
period 2002-09-30
ARIZONA PUBLIC SERVICE CO
filed 2002-11-14
CIK 7286

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

               Number of shares of common stock, $2.50 par value,
                 outstanding as of November 14, 2002: 71,264,947

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

EITF - the FASB's Emerging Issues Task Force

ERMC - Pinnacle West's Energy Risk Management Committee

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

Financing Application - our application filed with the ACC on September 16, 2002

Fitch - Fitch, Inc.

Four Corners - Four Corners Power Plant

GAAP - Generally accepted accounting principles in the United States

Interim Financing Application - our application filed with the ACC on November 8, 2002

IRS - Internal Revenue Service

ISO - California Independent System Operator

June 2002 10-Q - Arizona Public Service Company Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002

Moody's - Moody's Investors Service

MW - megawatt, one million watts

MWh - megawatt hour

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

Pinnacle West Energy - Pinnacle West Energy Corporation, a subsidiary of Pinnacle West

PG&E - PG&E Corp.

PX - California Power Exchange

Rules - ACC retail electric competition rules

SCE - Southern California Edison

SEC - United States Securities and Exchange Commission

SFAS - Statement of Financial Accounting Standards

SPE - special-purpose entity

Standard & Poor's - Standard & Poor's Corporation

System - Non-trading energy related activities

T&D - transmission and distribution

Track A Order - ACC order dated September 10, 2002 regarding generation asset transfers and related issues

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

2001 10-K - Arizona Public Service Company Annual Report on Form 10-K for the fiscal year ended December 31, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                             Three Months
                                                                          Ended September 30,
                                                                       --------------------------
                                                                          2002           2001
                                                                       -----------    -----------
                                                                         (Dollars in Thousands)
ELECTRIC OPERATING REVENUES:
  Electric retail segment ..........................................   $   744,463    $   973,398
  Marketing and trading segment ....................................         9,126         65,129
                                                                       -----------    -----------
     Total .........................................................       753,589      1,038,527
                                                                       -----------    -----------
PURCHASED POWER AND FUEL COSTS:
  Retail segment ...................................................       306,244        546,755
  Marketing and trading segment ....................................         8,345         30,756
                                                                       -----------    -----------
     Total .........................................................       314,589        577,511
                                                                       -----------    -----------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS .............       439,000        461,016
                                                                       -----------    -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased
    power and fuel cost ............................................       132,787        120,762
  Depreciation and amortization ....................................       100,603        105,771
  Income taxes .....................................................        58,407         70,017
  Other taxes ......................................................        26,751         29,327
                                                                       -----------    -----------
     Total .........................................................       318,548        325,877
                                                                       -----------    -----------
OPERATING INCOME ...................................................       120,452        135,139
                                                                       -----------    -----------
OTHER INCOME (DEDUCTIONS):
  Income taxes .....................................................         1,806          1,752
  Other income .....................................................         1,962          1,169
  Other expense ....................................................        (6,073)        (2,819)
                                                                       -----------    -----------
     Total .........................................................        (2,305)           102
                                                                       -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ..................................       118,147        135,241
                                                                       -----------    -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt .......................................        31,900         29,211
  Interest on short-term borrowings ................................         2,609          1,331
  Debt discount, premium and expense ...............................           789            666
  Capitalized interest .............................................        (3,721)        (3,523)
                                                                       -----------    -----------
     Total .........................................................        31,577         27,685
                                                                       -----------    -----------
INCOME BEFORE ACCOUNTING CHANGE ....................................        86,570        107,556

  Cumulative effect of a change in accounting for derivatives -
    net of income tax benefit of $8,099 ............................            --        (12,446)
                                                                       -----------    -----------

NET INCOME .........................................................   $    86,570    $    95,110
                                                                       ===========    ===========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Nine Months
                                                                         Ended September 30,
                                                                      --------------------------
                                                                         2002           2001
                                                                      -----------    -----------
                                                                        (Dollars in Thousands)
ELECTRIC OPERATING REVENUES:
  Electric retail segment .........................................   $ 1,635,915    $ 2,125,522
  Marketing and trading segment ...................................        22,188        543,045
                                                                      -----------    -----------
     Total ........................................................     1,658,103      2,668,567
                                                                      -----------    -----------
PURCHASED POWER AND FUEL COSTS:
  Retail segment ..................................................       490,887      1,120,925
  Marketing and trading segment ...................................        20,712        313,270
                                                                      -----------    -----------
     Total ........................................................       511,599      1,434,195
                                                                      -----------    -----------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS ............     1,146,504      1,234,372
                                                                      -----------    -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased
    power and fuel cost ...........................................       365,053        356,355
  Depreciation and amortization ...................................       297,415        314,110
  Income taxes ....................................................       123,681        156,425
  Other taxes .....................................................        81,127         80,071
                                                                      -----------    -----------
     Total ........................................................       867,276        906,961
                                                                      -----------    -----------
OPERATING INCOME ..................................................       279,228        327,411
                                                                      -----------    -----------
OTHER INCOME (DEDUCTIONS):
  Income taxes ....................................................         4,176            (33)
  Other income ....................................................         4,510         14,445
  Other expense ...................................................       (13,981)       (12,530)
                                                                      -----------    -----------
     Total ........................................................        (5,295)         1,882
                                                                      -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS .................................       273,933        329,293
                                                                      -----------    -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt ......................................        95,938         93,031
  Interest on short-term borrowings ...............................         4,908          3,807
  Debt discount, premium and expense ..............................         2,129          2,001
  Capitalized interest ............................................       (11,814)       (11,347)
                                                                      -----------    -----------
     Total ........................................................        91,161         87,492
                                                                      -----------    -----------

INCOME BEFORE ACCOUNTING CHANGE ...................................       182,772        241,801

  Cumulative effect of a change in accounting for derivatives -
    net of income tax benefit of $9,892 ...........................            --        (15,201)
                                                                      -----------    -----------

NET INCOME ........................................................   $   182,772    $   226,600
                                                                      ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Twelve Months
                                                                          Ended September 30,
                                                                       --------------------------
                                                                          2002           2001
                                                                       -----------    -----------
                                                                         (Dollars in Thousands)
ELECTRIC OPERATING REVENUES:
  Electric retail segment ..........................................   $ 2,072,481    $ 2,581,094
  Marketing and trading segment ....................................        28,383        705,870
                                                                       -----------    -----------
     Total .........................................................     2,100,864      3,286,964
                                                                       -----------    -----------
PURCHASED POWER AND FUEL COSTS:
  Retail segment ...................................................       597,150      1,248,475
  Marketing and trading segment ....................................        21,433        443,477
                                                                       -----------    -----------
     Total .........................................................       618,583      1,691,952
                                                                       -----------    -----------
OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS .............     1,482,281      1,595,012
                                                                       -----------    -----------
OTHER OPERATING EXPENSES:
  Operations and maintenance excluding purchased
    power and fuel cost ............................................       474,259        462,962
  Depreciation and amortization ....................................       404,198        417,947
  Income taxes .....................................................       150,896        192,733
  Other taxes ......................................................       102,133        103,195
                                                                       -----------    -----------
     Total .........................................................     1,131,486      1,176,837
                                                                       -----------    -----------
OPERATING INCOME ...................................................       350,795        418,175
                                                                       -----------    -----------
OTHER INCOME (DEDUCTIONS):
  Income taxes .....................................................         4,713          2,664
  Other income .....................................................        10,018         17,227
  Other expense ....................................................       (21,987)       (22,148)
                                                                       -----------    -----------
     Total .........................................................        (7,256)        (2,257)
                                                                       -----------    -----------
INCOME BEFORE INTEREST DEDUCTIONS ..................................       343,539        415,918
                                                                       -----------    -----------
INTEREST DEDUCTIONS:
  Interest on long-term debt .......................................       129,025        127,836
  Interest on short-term borrowings ................................         5,508          4,508
  Debt discount, premium and expense ...............................         2,778          2,695
  Capitalized interest .............................................       (15,431)       (14,659)
                                                                       -----------    -----------
     Total .........................................................       121,880        120,380
                                                                       -----------    -----------

INCOME BEFORE ACCOUNTING CHANGE ....................................       221,659        295,538

  Cumulative effect of change in accounting for derivatives -
    net of income tax benefit of $9,892 ............................            --        (15,201)
                                                                       -----------    -----------

NET INCOME .........................................................   $   221,659    $   280,337
                                                                       ===========    ===========

See Notes to Condensed Financial Statements

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)

                                                                September 30,   December 31,
                                                                    2002           2001
                                                                 -----------    -----------
                                                                 (Unaudited)
UTILITY PLANT:
Electric plant in service and held for future use ............   $ 8,205,695    $ 7,935,206
Less accumulated depreciation and amortization ...............     3,423,907      3,287,333
                                                                 -----------    -----------
   Total .....................................................     4,781,788      4,647,873
Construction work in progress ................................       326,805        321,305
Intangible assets, net of accumulated amortization ...........        90,379         83,135
Nuclear fuel, net of accumulated amortization ................        54,770         49,282
                                                                 -----------    -----------
   Utility plant - net .......................................     5,253,742      5,101,595
                                                                 -----------    -----------
INVESTMENTS AND OTHER ASSETS:
Decommissioning trust accounts ...............................       201,456        202,036
Assets from risk management and trading
  activities - long-term .....................................        24,141          2,082
Other assets .................................................        26,315         76,322
                                                                 -----------    -----------
   Total investments and other assets ........................       251,912        280,440
                                                                 -----------    -----------
CURRENT ASSETS:
Cash and cash equivalents ....................................         9,378         16,821
Accounts receivable:
   Service customers .........................................       213,522        182,749
   Other .....................................................       226,589        153,988
   Allowance for doubtful accounts ...........................        (1,782)        (3,349)
Accrued utility revenues .....................................       103,773         76,131
Materials and supplies, at average cost ......................        80,868         81,215
Fossil fuel, at average cost .................................        30,632         27,023
Assets from risk management and trading activities ...........        11,042         10,097
Other ........................................................        68,220         42,009
                                                                 -----------    -----------
   Total current assets ......................................       742,242        586,684
                                                                 -----------    -----------
DEFERRED DEBITS:
Regulatory assets ............................................       267,104        342,383
Unamortized debt issue costs .................................        14,167         13,163
Other ........................................................        58,818         42,789
                                                                 -----------    -----------
   Total deferred debits .....................................       340,089        398,335
                                                                 -----------    -----------

   TOTAL ASSETS ..............................................   $ 6,587,985    $ 6,367,054
                                                                 ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            CONDENSED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES
                             (Dollars in Thousands)

                                                                     September 30,   December 31,
                                                                         2002           2001
                                                                      -----------    -----------
                                                                      (Unaudited)
CAPITALIZATION:
Common stock ......................................................   $   178,162    $   178,162
Additional paid-in capital ........................................     1,246,804      1,246,804
Retained earnings .................................................       845,561        790,289
Accumulated other comprehensive loss ..............................       (32,737)       (64,565)
                                                                      -----------    -----------
   Common stock equity ............................................     2,237,790      2,150,690

Long-term debt less current maturities ............................     2,200,754      1,949,074
                                                                      -----------    -----------

   Total capitalization ...........................................     4,438,544      4,099,764
                                                                      -----------    -----------
CURRENT LIABILITIES:
Commercial paper ..................................................        25,300        171,162
Current maturities of long-term debt ..............................           402        125,451
Accounts payable ..................................................        96,363         98,959
Accrued taxes .....................................................        99,704        107,595
Accrued interest ..................................................        31,903         41,043
Customer deposits .................................................        38,422         28,664
Deferred income taxes .............................................         3,244          3,244
Liabilities from risk management and trading activities ...........        26,733         21,840
Other .............................................................       167,900        117,770
                                                                      -----------    -----------
   Total current liabilities ......................................       489,971        715,728
                                                                      -----------    -----------
DEFERRED CREDITS AND OTHER:
Deferred income taxes .............................................     1,195,595      1,023,079
Liabilities from risk management and trading
  activities - long-term ..........................................        41,865         95,159
Unamortized gain - sale of utility plant ..........................        60,628         64,060
Customer advances for construction ................................        52,161         69,293
Other .............................................................       309,221        299,971
                                                                      -----------    -----------
   Total deferred credits and other ...............................     1,659,470      1,551,562
                                                                      -----------    -----------
COMMITMENTS AND CONTINGENCIES  (Note 12)

   TOTAL LIABILITIES AND EQUITY ...................................   $ 6,587,985    $ 6,367,054
                                                                      ===========    ===========

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months
                                                               Ended September 30,
                                                             ----------------------
                                                                2002         2001
                                                             ---------    ---------
                                                             (Dollars in Thousands)
Cash Flows from Operating Activities:
  INCOME BEFORE ACCOUNTING CHANGE ........................   $ 182,772    $ 241,801
  Items not requiring cash:
    Depreciation and amortization ........................     297,415      314,110
    Nuclear fuel amortization ............................      23,639       22,221
    Deferred income taxes - net ..........................     149,970      (46,664)
    Mark-to-market gains - trading .......................          --      (91,521)
    Mark-to-market gains - system ........................      (1,951)      (8,604)
  Changes in certain current assets and liabilities:
    Accounts receivable - net ............................    (103,606)      14,842
    Accrued utility revenues .............................     (27,642)     (28,385)
    Materials, supplies and fossil fuel ..................      (3,262)     (14,766)
    Other current assets .................................       1,460         (251)
    Accounts payable .....................................     (10,636)     (46,542)
    Accrued taxes ........................................     (35,562)     199,327
    Accrued interest .....................................      (9,140)     (23,004)
    Other current liabilities ............................      59,888      (11,518)
  Increase in regulatory assets ..........................      (8,709)     (10,565)
  Changes in risk management trading
    investments - at cost ................................     (18,087)      (5,512)
  Changes in long-term assets ............................     (24,111)      (4,273)
  Change in long-term liabilities ........................      (5,858)      29,571
                                                             ---------    ---------
Net cash flow provided by operating activities ...........     466,580      530,267
                                                             ---------    ---------
Cash Flows from Investing Activities:
  Trust fund for bond redemption .........................          --      (72,370)
  Capital expenditures ...................................    (361,701)    (324,878)
  Capitalized interest ...................................     (11,814)     (11,347)
  Other ..................................................      50,007      (12,370)
                                                             ---------    ---------
      Net cash flow used for investing activities ........    (323,508)    (420,965)
                                                             ---------    ---------
Cash Flows from Financing Activities:
  Issuance of long-term debt .............................     369,930           --
  Short-term borrowings - net ............................    (145,862)      92,400
  Dividends paid on common stock .........................    (127,500)    (127,500)
  Repayment and reacquisition of long-term debt ..........    (247,083)     (61,864)
                                                             ---------    ---------
      Net cash flow used for financing activities ........    (150,515)     (96,964)
                                                             ---------    ---------

Net increase (decrease) in cash and cash equivalents .....      (7,443)      12,338
Cash and cash equivalents at beginning of period .........      16,821        2,609
                                                             ---------    ---------
Cash and cash equivalents at end of period ...............   $   9,378    $  14,947
                                                             =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest, net of amounts capitalized .................   $  98,091    $ 108,842
    Income taxes .........................................   $  38,405    $  41,705

See Notes to Condensed Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Our unaudited condensed financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature with the exception of the cumulative effect of a change in accounting for derivatives (see Note 10). We suggest that these condensed financial statements and notes to condensed financial statements be read along with the financial statements and notes to financial statements included in our 2001 10-K. We have reclassified certain prior year amounts to conform to the current year presentation (see Note 8).

2. Weather conditions cause significant seasonal fluctuations in our revenues. Consequently, results for interim periods do not necessarily represent results to be expected for the year.

3.   We are a wholly-owned subsidiary of Pinnacle West.

4. On March 1, 2002, we issued $375 million of 6.5% Notes due 2012. On March 15, 2002, we redeemed at maturity $125 million of our First Mortgage Bonds, 8.125% Series due 2002. On April 15, 2002, we redeemed $122 million of our First Mortgage Bonds, 8.75% Series due 2024. The above items represent the primary changes in capitalization for the nine months ended September 30, 2002.

     On November 1, 2002, Maricopa County, Arizona Pollution Control Corporation issued $90 million of 5.05% Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project) 2002 Series A, due 2029, and loaned the proceeds to us pursuant to a loan agreement. The bonds were issued to refinance $90 million of outstanding pollution control bonds. In addition, see "ACC Applications" in Note 5 for a discussion of our applications requesting the ACC to permit us to make inter-affiliate loans to, or guarantees in favor of Pinnacle West Energy and Pinnacle West.

5.    Regulatory Matters

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     OVERVIEW. On September 21, 1999, the ACC approved Rules that provide a framework for the introduction of retail electric competition in Arizona. On September 23, 1999, the ACC approved a comprehensive settlement agreement among us and various parties related to the implementation of retail electric competition in Arizona. Under the Rules, as modified by the 1999 Settlement Agreement, we were required to transfer all of our competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates no later than December 31, 2002. Consistent with that requirement, we had been addressing the legal and regulatory requirements necessary to complete the transfer of our generation assets to Pinnacle West Energy on or before that date. The Rules also obligated us to acquire all of our customers' standard-offer, full-service generation requirements from the competitive market (with at least 50% of those requirements coming from a "competitive bidding process") starting in 2003.

     On August 27, 2002, the ACC held an open meeting to consider various issues relating to retail electric competition in Arizona. At that meeting, the ACC determined, among other things, that we would not be permitted to transfer our generation assets. The ACC stayed indefinitely the competitive bidding requirements described in the preceding paragraph. Instead, the ACC required that we competitively procure, at a minimum, any power needed for our retail customers that we cannot produce from our existing generation assets. The ACC ordered the ACC Staff and interested parties to develop a competitive procurement process by March 1, 2003. For purposes of this competitive procurement process, the ACC stated that the Pinnacle West Energy generation assets "shall not be counted as [our] assets in determining the amount, timing, and manner of the competitive solicitation." The ACC ordered the development of a competitive solicitation process that can begin by March 1, 2003.

     On September 16, 2002, we filed an application with the ACC requesting the ACC to allow us to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or to Pinnacle West; to guarantee up to $500 million of Pinnacle West Energy's or Pinnacle West's debt; or a combination of both, not to exceed $500 million in the aggregate. In our application, we stated that the ACC's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between us and Pinnacle West Energy under different regulatory regimes result in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing provided by Pinnacle West to fund the construction of Pinnacle West Energy generation assets or from effectively competing in the wholesale markets. We noted that Pinnacle West Energy had previously received investment-grade credit ratings contingent upon its receipt of our generation assets, and that Pinnacle West's credit ratings could be adversely affected if Pinnacle West Energy is unable to finance its capital requirements. On November 4, 2002, Standard & Poor's lowered the Company's corporate credit rating from BBB+ to BBB and Pinnacle West's senior unsecured debt rating from BBB to BBB-. On November 8, 2002, we filed an Interim Financing Application with the ACC requesting the ACC to permit us to
(a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million or (b) guarantee $125 million of Pinnacle West's short-term debt.

     These regulatory developments and legal challenges to the Rules have raised considerable uncertainty about the status and pace of retail electric competition in Arizona. These matters are discussed in more detail below.

     1999 SETTLEMENT AGREEMENT. The following are the major provisions of the 1999 Settlement Agreement, as approved:

* We have reduced, and will reduce, rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% beginning July 1, 1999 through July 1, 2003, for a total of 7.5%. The first reduction of approximately $24 million ($14 million after income taxes) included a July 1, 1999 retail price decrease of approximately $11 million ($7 million after income taxes) related to a 1996 regulatory agreement. Based on the price reductions authorized in the 1999 Settlement Agreement, there were also retail price decreases of approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2000; approximately $27 million ($16 million after taxes), or 1.5%, effective July 1, 2001; and approximately $28 million ($17 million after taxes), or 1.5%, effective July 1, 2002. The final 1.5% price reduction is to be implemented July 1, 2003. For customers having loads of three MW or greater, standard-offer rates have been reduced in varying annual increments that total 5% in the years 1999 through 2002.

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

* Our distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the Rules (see "Retail Electric Competition Rules" below), including an additional 140 MW being made available to eligible non-residential customers. We opened our distribution system to retail access for all customers on January 1, 2001. The regulatory developments and legal challenges to the Rules discussed in this note have raised considerable uncertainty about the status and pace of electric competition in Arizona. Although some very limited retail competition existed in our service area in 1999 and 2000, there are currently no active retail competitors offering unbundled energy or other utility services to our customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter our service territory.

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

* We will form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) our competitive electric assets and services at book value as of the date of transfer, and will complete the transfers no later than December 31, 2002. We will be allowed to defer and later collect, beginning July 1, 2004, sixty-seven percent of our costs to accomplish the required transfer of generation assets to an affiliate. However, as noted above and discussed in greater detail below, the ACC unilaterally modified this aspect of the 1999 Settlement Agreement by issuing an order preventing us from transferring our generation assets.

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

     * Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates. Under the 1999 Settlement Agreement, we received a waiver to allow transfer of our competitive electric assets and services to affiliates no later than December 31, 2002. However, as noted above and discussed in greater detail below, the ACC reversed its decision, as reflected in the Rules, to require us to transfer our generation assets.

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

     PROVIDER OF LAST RESORT OBLIGATION. Although the Rules allow retail customers to have access to competitive providers of energy and energy services, we are the "provider of last resort" for standard-offer, full-service customers under rates that have been approved by the ACC. These rates are established until at least July 1, 2004. The 1999 Settlement Agreement allows us to seek adjustment of these rates in the event of emergency conditions or circumstances, such as the inability to secure financing on reasonable terms; material changes in our cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; or judicial decisions, actions or orders. Energy prices in the western wholesale market vary and, during the course of the last two years, have been volatile. At various times, prices in the spot wholesale market have significantly exceeded the amount included in our current retail rates. In the event of shortfalls due to unforeseen increases in load demand or generation or transmission outages, we may need to purchase additional supplemental power in the wholesale spot market. Unless we are able to obtain an adjustment of our rates under the emergency provisions of the 1999 Settlement Agreement, there can be no assurance that we would be able to fully recover the costs of this power.

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

     TRACK A ORDER

     On September 10, 2002, the ACC issued the Track A Order, which documents decisions made by the ACC at an open meeting on August 27, 2002. The major provisions of the Track A Order include, among other things:

Provisions related to the reversal of the generation asset transfer requirement:

     * The ACC reversed its decision, as reflected in the Rules, to require us to transfer our generation assets either to an unrelated third party or to a separate corporate affiliate; and

     * the ACC unilaterally modified the 1999 Settlement Agreement, which authorized the transfer of our generating assets and directed us to cancel the activities to transfer our generation assets to Pinnacle West Energy.

     Provisions related to the wholesale competitive energy procurement process ("Track B" issues):

     * The ACC stayed indefinitely the requirement of the Rules that we acquire 100% of our energy needs for our standard offer customers from the competitive market, with at least 50% obtained through a competitive bid process;

     * the ACC established a requirement that we competitively procure, at a minimum, any required power that we cannot produce from our existing assets in accordance with the ultimate outcome of the Track B proceedings;

     * the ACC directed the parties to develop a competitive procurement ("bidding") process that can begin by March 1, 2003; and

     * the ACC stated that "the [Pinnacle West Energy] generating assets that APS may acquire from [Pinnacle West Energy] shall not be counted as APS assets in determining the amount, timing and manner of the competitive solicitation" for Track B purposes, thereby bifurcating the regulatory treatment of our existing assets and the Pinnacle West Energy assets.

     On September 30, 2002, we filed a Motion for Reconsideration of the Track A Order and on October 17, 2002, the ACC voted to deny that motion. We intend to appeal the Track A Order or otherwise seek restitution for the ACC's reversal of the 1999 Settlement Agreement. Such restitution will also be addressed in our 2003 rate filing with the ACC.

     The ACC Staff has conducted workshops on the Track B issues with various parties to determine and define the appropriate process to be used for competitive power procurement. On October 25, 2002, the ACC Staff issued its report proposing a process by which we would procure power not supplied by our own resources. Under the ACC Staff's proposal, we believe that we will be required to competitively bid for about 1,500 MW of energy on peak. As described above, the ACC has directed the parties to complete the Track B proceedings such that the competitive procurement process can begin by March 1, 2003. The ACC Staff also proposes that Pinnacle West Energy would be able to bid. In addition to the ACC Staff workshop process, the ACC will conduct evidentiary hearings to make its final determination on the Track B proceedings. The hearing is scheduled to begin on November 21, 2002.

ACC APPLICATIONS

     On September 16, 2002, we filed a Financing Application requesting the ACC to allow us to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or Pinnacle West; to guarantee up to $500 million of Pinnacle West Energy's or Pinnacle West's debt; or a combination of both, not to exceed $500 million in the aggregate. The loan and/or the guarantee would be used to refinance debt incurred to fund the construction of Pinnacle West Energy generation assets. The ACC has established a procedural schedule with a hearing to begin January 8, 2003.

     The Financing Application addresses, among other things, the following matters:

     * We noted that our April 19, 2002 filing with the ACC had sought unification of "[Pinnacle West Energy] Assets" (West Phoenix Combined Cycle Units 4 and 5, Redhawk Units 1 and 2, and Saguaro Combustion Turbine Unit 3) and our generation assets under a common financial and regulatory regime. We further noted that the Track A Order's language regarding the treatment of the Pinnacle West Energy Assets for Track B purposes (see the last bullet point under Track A Order above) appears to postpone a decision regarding the inclusion of the Pinnacle West Energy Assets in our rate base, thereby effectively precluding the consolidation of the Pinnacle West Energy Assets at the Company under a common financial and regulatory regime at the present time.

     * We stated that we did not intend or desire to foreclose the possibility that we would acquire all or part of the Pinnacle West Energy Assets or that we may propose that the Pinnacle West Energy Assets be included in our rate base or afforded cost-of-service regulatory treatment to the extent the Pinnacle West Energy Assets are used by our customers. We stated that these issues would be appropriate topics in our 2003 general rate case and noted that the Track A Order specifically stated that the ACC would not pre-judge the eventual rate treatment of the Pinnacle West Energy Assets.

     * We stated that the Track A Order's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between us and Pinnacle West Energy under different regulatory regimes result in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing provided by Pinnacle West to fund the construction of the Pinnacle West Energy Assets or from effectively competing in the wholesale markets. We noted that Pinnacle West Energy had previously received investment-grade credit ratings contingent upon its receipt of our generation assets and that Pinnacle West's credit ratings could be adversely affected if Pinnacle West Energy is unable to finance its capital requirements. On November 4, 2002, Standard & Poor's lowered the Company's corporate credit rating from BBB+ to BBB and Pinnacle West's senior unsecured debt rating from BBB to BBB-.

     * We stated that the amount of the requested loan and/or guarantee is our present estimate of the amount of credit support necessary through us to restore Pinnacle West Energy and Pinnacle West to their credit status prior to the ACC's issuance of the Track A Order. We further stated that if the requested amount proves to be inadequate, we reserve the right to submit a second financing application seeking additional credit support.

     In mid-2003, Pinnacle West will need to refinance approximately $550 million of parent company indebtedness. If the ACC does not grant the approvals requested in the Financing Application in a timely fashion, Pinnacle West would anticipate taking the following steps, to the extent necessary, in priority order although the timing of Pinnacle West's liquidity needs may affect the order of the steps taken:

     * The reduction of capital expenditures through plant delay and cancellation;

     *    The sale of non-core assets; and

     *    The issuance of new debt and, if appropriate, new equity.

     Although we believe it would be inappropriate to discuss specific amounts for each of the foregoing categories, Pinnacle West estimates the sum of these steps to be approximately equivalent to the current outstanding debt at the parent company, which totaled approximately $1.1 billion as of September 30, 2002.

     On November 8, 2002, we filed an Interim Financing Application with the ACC requesting a waiver of certain ACC rules to permit us to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit or
(b) guarantee Pinnacle West's short-term debt. In either case, the waiver would be limited to a maximum aggregate principal amount of $125 million and for a maximum term of 364 days. In the Interim Financing Application we stated that Pinnacle West was facing short-term liquidity needs as a result of the pending expiration of a $125 million bank facility, which is used as part of the backup for the Pinnacle West's $250 million commercial paper program, on November 29, 2002. As of November 12, 2002, Pinnacle West had $100 million of commercial paper outstanding. We further stated that many of Pinnacle West's lenders have advised Pinnacle West that they will not renew the expiring facility because they are unwilling to assume the regulatory risk that the ACC will act on the Financing Application in a timely and favorable manner, particularly in light of Standard & Poor's recent lowering of Pinnacle West's senior unsecured debt rating. We stressed that Pinnacle West's need for the short-term line of credit or guarantee was a direct result of the regulatory developments giving rise to the Financing Application (see above) and stated that the line of credit or guarantee was designed as a pure liquidity backstop and would be the last borrowing choice for Pinnacle West. Pinnacle West is also evaluating other options to ensure adequate liquidity. We also requested that the Interim Financing Application be decided by the ACC on an emergency basis at its November 19, 2002 meeting.

FEDERAL

     In June 2001, the FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the western United States. The plan, which has a price cap of approximately $90 per MWh and was originally ordered to remain in effect until September 30, 2002, was extended to remain in place until October 31, 2002. FERC has adopted a price cap for the period thereafter of $250 per MWh.

     On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking for Standard Market Design for wholesale electric markets. We are reviewing the proposed rulemaking and cannot currently predict what, if any, impact there may be to the Company if the FERC adopts the proposed rule.

GENERAL

     The regulatory developments and legal challenges to the Rules discussed in this note have raised considerable uncertainty about the status and pace of electric competition in Arizona. Although some very limited retail competition existed in our service area in 1999 and 2000, there are currently no active retail competitors offering unbundled energy or other utility services to our customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter our service territory. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

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

7.   Business Segments

     We have two principal business segments (determined by products, services and the regulatory environment), which consist of our regulated retail electricity business, regulated traditional wholesale electricity business, and related activities (electric retail business segment) and our competitive business activities (marketing and trading business segment). Our electric retail business segment includes activities related to electricity transmission and distribution, as well as electricity generation. Our marketing and trading business segment includes activities related to wholesale marketing and trading. During 2001, we transferred most of our marketing and trading activities, including all related assets and liabilities, to Pinnacle West (see Note 14). Financial data for our business segments follows (dollars in millions):

                              Three Months       Nine Months      Twelve Months
                                 Ended             Ended             Ended
                              September 30,     September 30,     September 30,
                             ---------------   ---------------   ---------------
                              2002     2001     2002     2001     2002     2001
                             ------   ------   ------   ------   ------   ------
Operating Revenues:
  Electric retail            $  745   $  974   $1,636   $2,126   $2,072   $2,581
  Marketing and trading           9       65       22      543       29      706
                             ------   ------   ------   ------   ------   ------
         Total               $  754   $1,039   $1,658   $2,669   $2,101   $3,287
                             ======   ======   ======   ======   ======   ======

Income Before
Accounting Change:
  Electric retail            $   86   $   87   $  182   $  103   $  218   $  136
  Marketing and trading           1       21        1      139        4      160
                             ------   ------   ------   ------   ------   ------
         Total               $   87   $  108   $  183   $  242   $  222   $  296
                             ======   ======   ======   ======   ======   ======

8.   Accounting Matters

     In June 2002, the FASB's EITF issued certain guidance related to energy trading activities in EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The new guidance, which was effective July 1, 2002, required that all energy trading activities within the scope of EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," be presented on a net basis in revenues and that prior period amounts be restated.

     In October 2002, the EITF reached a consensus that gains and losses on derivative instruments within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," should be shown net in the income statement if the derivative is held for trading purposes. This decision effectively supersedes the guidance provided at the June meeting. Beginning in the third quarter of 2002, we have netted all of our energy trading activities on the income statement and have restated prior amounts.

     In the October 2002 meeting, the EITF also rescinded EITF 98-10. This guidance is effective immediately for all new contracts and on January 1, 2003 for existing contracts. As such, energy trading contracts will be accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received, unless the contracts are required to be marked to market as derivatives under SFAS No. 133, or if allowed by other guidance. For existing contracts, we will record a cumulative effect adjustment in net income for the previously recorded accumulated unrealized mark-to-market on energy trading contracts that do not meet the definition of a derivative under SFAS No. 133. We are currently evaluating the impact of this guidance on our financial statements.

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

     We determined that we have asset retirement obligations for our nuclear facilities (nuclear decommissioning) and certain other fossil generation, transmission, and distribution assets. The standard is not expected to have a material impact on net income because the assets with significant retirement obligations are regulated. We expect to establish a regulatory asset or liability to offset the impacts of this standard on the regulated assets.

     In 2001, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position, "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed Statement of Position, which would be effective for us in 2004, would create a project timeline framework for capitalizing costs related to property, plant and equipment construction. It would require that property, plant and equipment assets be accounted for at the component level and require administrative and general costs incurred in support of capital projects to be expensed in the current period. The American Institute of Certified Public Accountants plans to issue the final Statement of Position in early 2003.

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." We have no goodwill recorded and have separately disclosed other intangible assets in our condensed balance sheets. This new standard has no material impact on our financial statements and the required disclosures are provided in Note 13.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which, among other things, supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases. The portion of the statement relating to the early extinguishment of debt is effective for us beginning in 2003. We do not believe the adoption of this statement will have a material impact on our financial statements.

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

     See Note 9 for accounting developments related to special-purpose entities.

9.   Off-Balance Sheet Financing

     In 1986, we entered into agreements with three separate SPE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. In July 2002, the FASB issued an exposure draft related to SPEs. It is expected that the FASB will issue final guidance on accounting for SPEs during the fourth quarter of 2002 with an immediate effective date for newly-created entities and for all other entities as of the beginning of the first fiscal period beginning on or after April 1, 2003. We are currently evaluating the impacts of the exposure draft and we may be required to consolidate the Palo Verde SPEs in our financial statements.

     If consolidation were required, the assets and liabilities of the SPEs that relate to the sale-leaseback transactions would be reflected on our condensed balance sheet at fair value on the date of implementation. We are currently evaluating the impact of including the related fair value of assets and liabilities. The secured lease obligation bonds that are not reflected on our condensed balance sheet at September 30, 2002 total approximately $285 million. The rating agencies have already considered this debt when evaluating our credit ratings. This is our only significant off-balance sheet financing activity.

10.  Derivative Instruments

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities.

     Effective January 1, 2001, we adopted SFAS No. 133. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheets and measure those instruments at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of other comprehensive income), depending on whether or not the derivative meets specific hedge accounting criteria. We use cash flow hedges to limit our exposure to cash flow variability on forecasted transactions. Hedge effectiveness is related to the degree to which the derivative contract and the hedged item are correlated. It is measured based on the relative changes in fair value between the derivative contract and the hedged item over time. We exclude the time value of certain options from our assessment of hedge effectiveness. Any change in the fair value resulting from "ineffectiveness", or the amount by which the derivative contract and the hedge commodity are not directly correlated, is recognized immediately in net income.

     On January 1, 2001, we recorded a $3 million after-tax loss in net income and a $65 million after-tax gain in equity (as a component of other comprehensive income), both as cumulative effects of a change in accounting principle. The gain resulted from unrealized gains on cash flow hedges.

     In June 2001, the FASB issued new guidance related to electricity contracts. The effective date of this new guidance was July 1, 2001. As of July 1, 2001, we recorded an additional $12 million after-tax loss in net income and an additional $8 million after-tax gain in equity (as a component of other comprehensive income), as a result of adopting the new guidance related to electricity contracts. The loss resulted primarily from electricity options contracts. The gain resulted from unrealized gains on cash flow hedges. The impact of the new guidance was reflected in net income and other comprehensive income as cumulative effects of a change in accounting principle.

     In December 2001, the FASB issued revised guidance on the accounting for electricity contracts with option characteristics and the accounting for contracts that combine a forward contract and a purchased option contract. The effective date for the revised guidance was April 1, 2002. The impact of this guidance was immaterial to our financial statements.

     The changes in derivative fair value included in the condensed statements of income for the three, nine and twelve months ended September 30, 2002 and 2001 are comprised of the following (dollars in thousands):

                                Three Months Ended       Nine Months Ended     Twelve Months Ended
                                   September 30,           September 30,           September 30,
                               --------------------    --------------------    --------------------
                                 2002        2001        2002        2001        2002        2001
                               --------    --------    --------    --------    --------    --------
Gains (losses) on the
  ineffective portion of
  derivatives qualifying
  for hedge accounting         $   (561)   $ (1,879)   $  2,554    $ (5,748)   $  2,246    $ (5,748)
Gains (losses) from the
  discontinuance of cash
  flow hedges                        --      (2,417)        (44)     (5,273)        546      (5,273)
Gains (losses) from
  non-hedge derivatives          (5,654)      1,050      (8,768)     (6,733)     (9,192)     (6,733)
Prior period mark-to- market
  losses realized upon
  delivery of commodities         1,469      19,880       8,209      26,358       7,798      26,358
                               --------    --------    --------    --------    --------    --------
Total pretax gain (loss)       $ (4,746)   $ 16,634    $  1,951    $  8,604    $  1,398    $  8,604
                               ========    ========    ========    ========    ========    ========

     As of September 30, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is twenty-seven months. During the twelve months ending September 30, 2003, we estimate that a net loss of $17 million before income taxes will be reclassified from accumulated other comprehensive loss as an offset to the effect on earnings of market price changes for the related hedged transactions.

11.  Comprehensive Income

     Components of comprehensive income for the three, nine and twelve months ended September 30, 2002 and 2001, are as follows (dollars in thousands):

                                  Three Months Ended       Nine Months Ended       Twelve Months Ended
                                     September 30,           September 30,            September 30,
                                ---------------------    ---------------------    ----------------------
                                   2002        2001         2002        2001         2002         2001
                                ---------   ---------    ---------   ---------    ---------    ---------
Net income                      $  86,570   $  95,110    $ 182,772   $ 226,600    $ 221,659    $ 280,337
                                ---------   ---------    ---------   ---------    ---------    ---------
Other comprehensive
  income (loss):
  Minimum pension liability,
    net of tax                         --          --           --          --         (966)          --
  Cumulative effect of
    change in accounting for
    derivatives, net of tax            --       7,801           --      72,501           --       72,501
  Unrealized gains (losses)
    on hedging derivatives,
    net of tax (a)                  1,266     (11,353)      19,425     (92,493)      24,132      (92,493)
  Reclassification of
    hedging derivatives net
    realized (gains) losses
    to income, net of tax (b)       2,089     (11,145)      12,403     (46,617)      10,706      (46,617)
                                ---------   ---------    ---------   ---------    ---------    ---------
Total other comprehensive
  income (loss)                     3,355     (14,697)      31,828     (66,609)      33,872      (66,609)
                                ---------   ---------    ---------   ---------    ---------    ---------
Comprehensive income            $  89,925   $  80,413    $ 214,600   $ 159,991    $ 255,531    $ 213,728
                                =========   =========    =========   =========    =========    =========

(a) These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted gas requirements to serve Native Load.

(b) These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

12.    Commitments and Contingencies

California Energy Market Issues and Refunds in the Pacific Northwest

     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. This order calls for a hearing, with findings of fact due to the FERC after the ISO and PX provide necessary historical data. The FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. The administrative law judge at the FERC in charge of that evidentiary proceeding made an initial finding that no refunds were appropriate. The Pacific Northwest issues will now be addressed by the FERC commissioners. Although the FERC has not yet made a final ruling in the Pacific Northwest matter nor calculated the specific refund amounts due in California, we do not expect that the resolution of these issues, as to the amounts alleged in the proceedings, will have a material adverse impact on our financial position, results of operations or liquidity.

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

     CALIFORNIA ENERGY MARKET LITIGATION. On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including Pinnacle West, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present. STATE OF CALIFORNIA V. BRITISH COLUMBIA POWER EXCHANGE ET. AL., Docket No. EL02-71-000. The complaint requests the FERC to require the wholesale sellers to refund any rates that are "found to exceed just and reasonable levels." This complaint has been dismissed by FERC and the State of California is now appealing the matter to the Ninth Circuit Court of Appeals. In addition, the State of California and others have filed various claims, which have now been consolidated, against several power suppliers to California alleging antitrust violations. WHOLESALE ELECTRICITY ANTITRUST CASES I AND II, Superior Court in and for the County of San Diego, Proceedings Nos. 4204-00005 and 4204-00006. Two of the suppliers who were named as defendants in those matters, Reliant Energy Services, Inc. (and other Reliant entities) and Duke Energy and Trading, LLP (and other Duke entities), filed cross-claims against various other participants in the PX and ISO markets, including us, attempting to expand those matters to such other participants. We have not yet filed a responsive pleading in the matter, but we believe the claims by Reliant and Duke as they relate to us are without merit.

     We were also named in a lawsuit regarding wholesale contracts in California. JAMES MILLAR, ET AL. V. ALLEGHENY ENERGY SUPPLY, ET AL., United States District Court in and for the District of Northern California, Case No. C02-2855 EMC. The complaint alleges basically that the contracts entered into were the result of an unfair and unreasonable market. The PX has filed a lawsuit against the State of California regarding the seizure of forward contracts and the State has filed a cross complaint against us and numerous PX participants. CAL PX V. THE STATE OF CALIFORNIA Superior Court in and for the County of Sacramento, JCCP No. 4203. Various preliminary motions are being filed and we cannot currently predict the outcome of this matter. The "United States Justice Foundation" is suing numerous wholesale energy contract suppliers to California, including Pinnacle West, as well as the California Department of Water Resources, based upon an alleged conflict of interest arising from the activities of a consultant for Edison International who also negotiated long-term contracts for the California Department of Water Resources. MCCLINTOCK, ET AL. V. YUDHRAJA, Superior Court in and for the County of Los Angeles, Case No. GC 029447. The California Attorney General has indicated that an investigation by his office did not find evidence of improper conduct by the consultant. We believe the claims against us in the lawsuits mentioned in this paragraph are without merit and will have no material adverse impact on our financial position, results of operations or liquidity.

Power Service Agreement

     By letter dated March 7, 2001, Citizens, which owns a utility in Arizona, advised us that it believes we overcharged Citizens by over $50 million under a power service agreement. We believe that our charges under the agreement were fully in accordance with the terms of the agreement. In addition, in testimony filed with the ACC on March 13, 2002, Citizens acknowledged that, based on its review, "if Citizens filed a complaint with FERC, it probably would lose the central issue in the contract interpretation dispute." We terminated the power service agreement with Citizens effective July 15, 2001. In replacement of the power service agreement, Pinnacle West and Citizens entered into a power sale agreement under which Pinnacle West will supply Citizens with specified amounts of electricity and ancillary services through May 31, 2008. This new agreement does not address issues previously raised by Citizens with respect to charges under the original power service agreement through June 1, 2001.

13.  Intangible Assets

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company's gross intangible assets (which are primarily software) were $190 million at September 30, 2002 and $170 million at December 31, 2001. The related accumulated amortization was $100 million at September 30, 2002 and $87 million at December 31, 2001. Amortization expense for the three month period ended September 30 was $5 million in 2002 and 2001. Amortization expense for the nine month period ended September 30 was $13 million in 2002 and $16 million in 2001. Amortization expense for the twelve month period ended September 30 was $19 million in 2002 and $21 million in 2001. Estimated amortization expense on existing intangible assets over the next five years is $16 million in 2002, $14 million in 2003, $14 million in 2004, $12 million in 2005 and $11 million in 2006.

14.  Related Party Transactions

     During 2001, we transferred most of our marketing and trading activities to Pinnacle West, which approximated $219 million in assets and $149 million in liabilities. From time to time, we enter into transactions with Pinnacle West or Pinnacle West's subsidiaries. The following table summarizes the amounts included in the condensed income statements and condensed balance sheets related to transactions with affiliated companies (dollars in millions):

                                  Three Months     Nine Months     Twelve Months
                                     Ended           Ended             Ended
                                 September 30,    September 30,    September 30,
                                 -------------    -------------    -------------
                                 2002     2001    2002     2001    2002     2001
                                 ----     ----    ----     ----    ----     ----
Electric operating revenues:
  Pinnacle West -
    marketing and trading        $120     $ 50    $167     $ 50    $167     $ 50
  APS Energy Services              --       --      --        5      10       31
                                 ----     ----    ----     ----    ----     ----
Total                            $120     $ 50    $167     $ 55    $177     $ 81
                                 ====     ====    ====     ====    ====     ====

Purchased power and fuel costs:
  Pinnacle West -
    marketing and trading(a)     $ 53     $ 18    $ 67     $ 44    $ 73     $ 44
  Pinnacle West Energy             --        9      --        9       5        9
                                 ----     ----    ----     ----    ----     ----
Total                            $ 53     $ 27    $ 67     $ 53    $ 78     $ 53
                                 ====     ====    ====     ====    ====     ====

----------
(a) Consistent with our October 2001 ACC filing, in which we requested approval of a purchase power agreement with Pinnacle West to ensure ongoing reliable service to our customers in a volatile generation market, during 2002 we entered into agreements with our affiliates to buy power. The agreements, which expire December 31, 2002, reflect a price based on the fully-dispatchable dedication of the Pinnacle West Energy generating assets to our Native Load customers.

                                                As of                As of
                                         September 30, 2002    December 31, 2001
                                         ------------------    -----------------
Accounts receivable - other:
  Pinnacle West - marketing
    and trading                                 $143                 $ 76
  Pinnacle West                                   26                   24
  APS Energy Services                             --                   13
  Pinnacle West Energy                             2                    2
                                                ----                 ----
     Total                                      $171                 $115
                                                ====                 ====
Accounts payable:
  Pinnacle West - marketing
    and trading                                 $ 41                 $ 21
  Pinnacle West                                   25                   36
  Pinnacle West Energy                             1                    2
                                                ----                 ----
Total                                           $ 67                 $ 59
                                                ====                 ====

15.  Other Income and Other Expense

     The following table provides detail of other income and other expense for the three, nine and twelve months ended September 30, 2002 and 2001 (dollars in thousands):

                                    Three Months            Nine Months            Twelve Months
                                       Ended                   Ended                   Ended
                                   September 30,           September 30,           September 30,
                                --------------------    --------------------    --------------------
                                  2002        2001        2002        2001        2002        2001
                                --------    --------    --------    --------    --------    --------
Other income:
  Environmental insurance
    recovery                    $     --    $     --    $     --    $ 10,947    $  1,402    $ 10,947
  Investment gains - net              --          --         253          --          --          --
  Interest income                  1,521         923       2,947       2,625       5,326       4,854
  Miscellaneous                      441         246       1,310         873       3,290       1,426
                                --------    --------    --------    --------    --------    --------
  Total other income            $  1,962    $  1,169    $  4,510    $ 14,445    $ 10,018    $ 17,227
                                ========    ========    ========    ========    ========    ========

Other expense:
  Investment losses - net       $ (1,312)   $    (66)   $     --    $ (2,489)   $   (612)   $ (4,075)
  Non-operating costs (a)         (3,884)     (2,641)    (11,529)     (7,552)    (15,351)    (13,037)
  Miscellaneous                     (877)       (112)     (2,452)     (2,489)     (6,024)     (5,036)
                                --------    --------    --------    --------    --------    --------
  Total other expense           $ (6,073)   $ (2,819)   $(13,981)   $(12,530)   $(21,987)   $(22,148)
                                ========    ========    ========    ========    ========    ========

(a)  Primarily includes below-the-line non-operating utility costs.

16.  2002 Severance Charges

     In July 2002, we announced cost containment measures that included a voluntary workforce reduction. We recorded $23 million before taxes in voluntary severance costs in the third quarter of 2002. We expect to record up to $11 million before taxes for additional severance costs in the fourth quarter of 2002.

17.  2002 IRS Tax Refund

     As a result of a change in IRS guidance, we claimed a tax deduction related to a tax accounting method change on the 2001 Pinnacle West Federal consolidated income tax return. The accelerated deduction has resulted in a $200 million reduction in our current tax liability.

18.  Regulatory Accounting

     We are regulated by the ACC and the FERC. The accompanying condensed financial statements reflect the ratemaking policies of these commissions. We prepare our financial statements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. EITF 97-4 requires that SFAS No. 71 be discontinued no later than when legislation is passed or a rate order is used that contains sufficient detail to determine its effect on the portion of the business being deregulated. In 1999, we discontinued the application of SFAS No. 71 for our generation operations due to the 1999 Settlement Agreement with the ACC. See
Note 5 for a discussion of the 1999 Settlement Agreement. In the Track A Order, the ACC determined that we would not be able to transfer our generation assets as provided for in the 1999 Settlement Agreement (see Note 5). Accordingly, we now consider our generation to be cost-based, rate-regulated and subject to the requirements of SFAS No. 71. The impacts of this change were immaterial to our financial statements.

                         ARIZONA PUBLIC SERVICE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

     In this section, we explain our results of operations, general financial condition and outlook including:

     * the changes in our earnings for the three, nine and twelve months ended September 30, 2002 and 2001;

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

OVERVIEW OF OUR BUSINESS

     We are an electric utility that provides retail and wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about one-half of the Phoenix metropolitan area. Electricity is provided through a distribution system owned by us. We also generate and, through Pinnacle West's marketing and trading division, sell and deliver electricity to wholesale customers in the western United States. Pinnacle West owns all of our outstanding stock.

BUSINESS SEGMENTS

     We have two principal business segments (determined by products, services and the regulatory environment), which consist of our regulated retail electricity business, regulated traditional wholesale electricity business, and related activities (electric retail segment) and our competitive business activities (marketing and trading segment). Our electric retail business segment includes activities related to electricity transmission and distribution, as well as electricity generation. Our marketing and trading business segment includes activities related to wholesale marketing and trading. During 2001, we transferred most of our marketing and trading activities to Pinnacle West (see
Note 14).

     The following table summarizes net income by business segment for the three, nine and twelve months ended September 30, 2002 and the comparable prior year periods (dollars in millions):

                                 Three Months        Nine Months       Twelve Months
                                     Ended              Ended              Ended
                                 September 30,      September 30,      September 30,
                                ---------------    ---------------    ---------------
                                 2002     2001      2002     2001      2002     2001
                                ------   ------    ------   ------    ------   ------
Electric retail                 $   86   $   87    $  182   $  103    $  218   $  136
Marketing and trading                1       21         1      139         4      160
                                ------   ------    ------   ------    ------   ------
Income before accounting
  change                            87      108       183      242       222      296
Cumulative effect of change
  in accounting - net of
  income taxes (a)                  --      (12)       --      (15)       --      (15)
                                ------   ------    ------   ------    ------   ------
Net income                      $   87   $   96    $  183   $  227    $  222   $  281
                                ======   ======    ======   ======    ======   ======

(a) We recorded the cumulative effects of a change in accounting for derivatives related to our adoption in 2001 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Note 10).

     Consistent with our October 2001 ACC filing, in which we requested approval of a purchase power agreement with Pinnacle West to ensure ongoing reliable service to our customers in a volatile generation market, during 2002 we entered into agreements with our affiliates to buy power. The agreements which expire December 31, 2002 reflect a price based on the fully-dispatchable dedication of the Pinnacle West Energy generating assets to our Native Load customers.

EARNINGS VARIANCE EXPLANATIONS

     Throughout these explanations, we refer to "gross margin." With respect to our electric retail segment and marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs. In June and October 2002, the EITF provided certain guidance related to energy trading activities in EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (see Note 8). Beginning in the third quarter of 2002, we have netted all of our energy trading activities on the income statement and have restated prior period amounts.

     OPERATING RESULTS - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

     Our net income for the three months ended September 30, 2002 was $87 million compared with $96 million for the same period in the prior year. We recognized a $12 million after-tax loss in the three months ended September 30, 2001 as a cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133 (see Note 10).

     Our income before accounting change for the three months ended September 30, 2002 was $87 million compared with $108 million for the same period in the prior year. The period-to-period decrease was primarily the result of reduced marketing and trading segment gross margin due to our transfer of marketing and trading activities to Pinnacle West in 2001 and severance costs of $23 million pretax recorded in the third quarter of 2002 related to a voluntary workforce reduction (see Note 16). The regulated retail comparison was favorably impacted by customer growth and higher average usage per customer, lower replacement costs for power plant outages, and lower costs for purchased power costs related to the 2001 generation reliability program. These factors were partially offset by effects of weather on retail sales, higher hedged costs for purchased power and gas and a 1.5% retail electricity price reduction that took effect July 1, 2002.

The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                 Increase
                                                                                (Decrease)
                                                                                ----------
Marketing and trading segment gross margin:
     Decrease in generation sales other than Native Load due to lower
        market prices and resulting lower sales volumes                         $       (2)
     Decrease in marketing and trading segment margin resulting from our transfer of marketing and trading activities to Pinnacle West in
           2001                                                                        (32)
                                                                                ----------
              Net decrease in marketing and trading segment gross margin               (34)
                                                                                ----------

Electric retail segment gross margin:
     Lower replacement power costs for plant outages due to lower market
         prices and fewer unplanned outages                                             15
     Lower hedge management margin, partially offset by lower purchased
           power and fuel costs due to lower spot market prices                        (18)
     Lower purchased power and fuel costs related to the 2001 generation
           reliability program                                                          23
     Effects of weather on retail sales                                                (10)
     Higher retail sales volumes due to customer growth and higher
         average usage, excluding weather effects                                       22
     Retail price reduction effective July 1, 2002                                      (9)
     Change in mark-to-market for hedged natural gas and purchased
         power costs for future period deliveries (see Note 10)                        (10)
     Miscellaneous factors, net                                                         (1)
                                                                                ----------
              Net increase in electric retail segment gross margin                      12
                                                                                ----------

Total decrease in electric retail and marketing and trading segments'
  gross margins                                                                        (22)
Higher operations and maintenance expense primarily related to severance costs of $23 million (see Note 16), partially offset by decreased
  advertising and other costs                                                          (12)
Lower depreciation and amortization expense primarily related to lower
  regulatory asset amortization                                                          5
Higher other expense                                                                    (3)
Higher net interest expense primarily due to higher debt balances                       (4)
Miscellaneous factors, net                                                               3
                                                                                ----------
     Decrease in income before income taxes                                            (33)
Lower income taxes primarily due to lower pretax income                                 12
                                                                                ----------
     Decrease in income before accounting change                                $      (21)
                                                                                ==========

MARKETING AND TRADING SEGMENT GROSS MARGIN

     Marketing and trading segment revenues were $56 million lower in the three-month period ended September 30, 2002, compared with the same period in the prior year. The marketing and trading segment purchased power and fuel costs were $22 million lower in the three-month period ended September 30, 2002, compared with the same period in the prior year. The lower marketing and trading segment revenues and purchased power and fuel costs are primarily a result of our transfer of marketing and trading activities to Pinnacle West in 2001.

ELECTRIC RETAIL SEGMENT GROSS MARGIN

     Revenues related to our regulated retail and wholesale electricity businesses were $229 million lower in the three-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased revenues related to retail load hedge management wholesale sales, as a result of lower prices ($250 million);
     *    decreased retail revenues related to milder weather ($15 million);
     * increased retail revenues related to customer growth and higher average usage, excluding weather effects ($33 million);
     * decreased retail revenues related to a reduction in retail electricity prices ($9 million); and
     *    other miscellaneous factors ($12 million net increase).

     Electric retail segment purchased power and fuel costs were $241 million lower in the three-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased costs related to lower prices for hedged natural gas and purchased power ($232 million);

     * lower purchased power costs related to the 2001 generation reliability program ($23 million);
     * decreased costs related to the effects of milder weather on retail sales ($5 million);
     * increased costs related to retail sales growth, excluding weather effects ($11 million);
     * change in mark-to-market for hedged natural gas and purchased power costs for future period deliveries (see Note 10) ($10 million increase);
     * decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned nuclear and coal plant outages ($15 million); and
     *    other miscellaneous factors ($13 million net increase).

     The increase in operations and maintenance expense of $12 million was due to severance costs related to a voluntary workforce reduction of $23 million (see Note 16), partially offset by decreased advertising costs and lower other costs.

     The decrease in depreciation and amortization expense of $5 million primarily related to lower regulatory asset amortization, in accordance with the 1999 Settlement Agreement, partially offset by increased depreciation on higher plant balances.

     Interest expense, net of amounts capitalized, increased $4 million primarily due to higher debt balances.

     OPERATING RESULTS - NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

     Our net income for the nine months ended September 30, 2002 was $183 million compared with $227 million for the same period in the prior year. We recognized a $15 million after-tax loss in the nine months ended September 30, 2001 as a cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133 (see Note 10).

     Our income before accounting change for the nine months ended September 30, 2002 was $183 million compared with $242 million for the same period in 2001. The period-to-period decrease was the result of reduced marketing and trading segment gross margin due to our transfer of marketing and trading activities to Pinnacle West in 2001, and severance costs of $23 million pretax recorded in the third quarter related to a voluntary workforce reduction (see Note 16). These factors were partially offset by increased earnings contributions from our regulated retail electricity operations. The retail comparison was favorably impacted by lower replacement costs for power plant outages, customer growth and higher average usage per customer, lower purchased power costs related to the 2001 generation reliability program, partially offset by the effects of milder weather and retail electricity price decreases.

The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                 Increase
                                                                                (Decrease)
                                                                                ----------
Marketing and trading segment gross margin:
     Decrease in generation sales other than Native Load due to lower
         market prices and resulting lower sales volumes                        $      (75)
     Decrease in marketing and trading segment margin resulting from our transfer of marketing and trading activities to Pinnacle West in
         2001                                                                         (153)
                                                                                ----------
              Net decrease in marketing and trading segment gross margin              (228)
                                                                                ----------

Electric retail segment gross margin:
     Lower replacement power costs for plant outages due to lower market
       prices and fewer unplanned outages                                              123
     Lower hedge management margin, partially offset by lower
       purchased power and fuel costs due to lower spot market prices                   (6)
     Lower purchased power costs related to the 2001 generation reliability
       program                                                                          28
     Effects of weather on retail sales                                                (21)
     Higher retail sales volumes due to customer growth and higher
       average usage, excluding weather effects                                         37
     Retail price reductions effective July 1, 2001 and July 1, 2002                   (22)
     Change in mark-to-market for hedged natural gas and purchased
         power costs for future period deliveries (See Note 10)                          5
     Miscellaneous factors, net                                                         (4)
                                                                                ----------
              Net increase in electric retail segment gross margin                     140
                                                                                ----------

Total decrease in electric retail and marketing and trading segments'
  gross margins                                                                        (88)
Higher operations and maintenance expense primarily related to severance costs of $23 million (See Note 16), partially offset by lower generation
  reliability outages and other costs                                                   (9)
Lower depreciation and amortization expense primarily due to lower regulatory asset amortization, partially offset by increased depreciation
  and amortization on higher property, plant, and equipment balances                    17
Lower other income                                                                     (10)
Higher net interest expense primarily due to higher debt balances,
  partially offset by lower interest rates                                              (4)
Miscellaneous factors, net                                                              (2)
                                                                                ----------
     Decrease in income before income taxes                                            (96)
Lower income taxes primarily due to lower pretax income                                 37
                                                                                ----------
     Decrease in income before accounting change                                $      (59)
                                                                                ==========

MARKETING AND TRADING SEGMENT GROSS MARGIN

     Marketing and trading segment revenues were $521 million lower in the nine-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased revenues from generation sales other than Native Load due to lower market prices and resulting lower sales volumes ($128 million); and
     * lower marketing and trading revenues as a result of our transfer of marketing and trading activities to Pinnacle West in 2001 ($393 million).

     Marketing and trading segment purchased power and fuel costs were $293 million lower in the nine-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased fuel costs related to generation sales other than Native Load primarily because of lower natural gas prices and lower sales volumes ($53 million); and
     * lower marketing and trading purchased power and fuel costs as a result of our transfer of marketing and trading activities to Pinnacle West in 2001 ($240 million).

ELECTRIC RETAIL SEGMENT GROSS MARGIN

     Revenues related to our regulated retail and wholesale electricity businesses were $490 million lower in the nine-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased revenues related to traditional wholesale sales as a result of lower sales volumes and lower prices ($65 million);
     * decreased revenues related to retail load hedge management wholesale sales, as a result of lower prices and lower sales volumes ($418 million);
     *    decreased retail revenues related to milder weather ($50 million);
     * increased retail revenues related to customer growth and higher average usage, excluding weather effects ($68 million);
     * decreased retail revenues related to reductions in retail electricity prices ($22 million); and
     *    other miscellaneous factors ($3 million net decrease).

     Electric retail segment purchased power and fuel costs were $630 million lower in the nine-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased costs related to traditional wholesale sales as a result of lower sales volumes and lower prices ($65 million);
     * decreased costs related to lower prices for hedged natural gas and purchased power ($412 million);
     * lower purchased power costs related to the 2001 generation reliability program ($28 million);

     * decreased costs related to the effects of milder weather on retail sales ($29 million);
     * increased costs related to retail sales growth, excluding weather effects ($31 million);
     * change in mark-to-market for hedged natural gas and purchased power costs for future period deliveries (see Note 10) ($5 million decrease);
     * decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned nuclear and coal plant outages ($123 million); and
     *    other miscellaneous factors ($1 million net increase).

     The increase in operations and maintenance expense of $9 million was primarily due to severance costs related to a voluntary workforce reduction of $23 million (see Note 16), partially offset by lower costs related to generation reliability plant outages and other costs.

     The decrease in depreciation and amortization expense of $17 million primarily related to lower regulatory asset amortization, in accordance with the 1999 Settlement Agreement, partially offset by increased depreciation on higher property, plant and equipment balances.

     Other income decreased $10 million primarily due to an insurance recovery recorded in the prior period related to environmental remediation costs.

     Interest expense increased $4 million primarily due to higher debt balances, partially offset by lower interest rates.

     OPERATING RESULTS - TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

     Our net income for the twelve months ended September 30, 2002 was $222 million compared with $281 million for the same period in the prior year. We recognized a $15 million after-tax loss in the twelve months ended September 30, 2001 as a cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133 (see Note 10).

     Our income before accounting change for the twelve months ended September 30, 2002 was $222 million compared with $296 million for the same period a year earlier. The period-to-period decrease is the result of our transfer of marketing and trading activities to Pinnacle West by the end of 2001, lower earnings contributions from our marketing and trading activities and severance costs of $23 million pretax recorded in the third quarter of 2002 relating to a voluntary workforce reduction (see Note 16), partially offset by increased earnings contributions from our regulated retail electricity. The retail comparison was favorably impacted by lower replacement costs for power plant outages, lower costs for purchased power related to the 2001 generation reliability program, customer growth and higher average usage per customer, partially offset by the effects of milder weather and retail electricity price decreases.

The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                 Increase
                                                                                (Decrease)
                                                                                ----------
Marketing and trading segment gross margin:
     Decrease in marketing and trading segment margin related to our transfer of marketing and trading activities to Pinnacle West in
          2001                                                                  $     (153)
     Decrease in generation sales other than Native Load due to lower
          market prices and resulting lower sales volumes                             (111)
     Increase in other realized marketing and trading in the current period
          primarily due to higher unit margins on increased volumes                     (4)(a)
     Change in prior period mark-to-market gains on contracts delivered
          during the current period (b)                                                 11(a)
     Higher mark-to-market gains for future period deliveries (b)                        2
                                                                                ----------
              Net decrease in marketing and trading segment gross margin              (255)
                                                                                ----------

Electric retail segment gross margin:
     Lower replacement power costs for plant outages due to lower market
         prices and fewer unplanned outages                                            148
     Lower hedge management margins, partially offset by lower
         purchased power and fuel costs due to lower market prices                     (27)
     Lower purchased power costs related to the 2001 generation reliability
           program                                                                      26
     Effects of milder weather on retail sales                                         (21)
     Higher retail sales volumes due to customer growth and higher
         average usage, excluding weather effects                                       39
     Retail price reductions effective July 1, 2001 and July 1, 2002                   (28)
     Change in mark-to-market for hedged natural gas and purchase
         power costs for future period deliveries (see Note 10)                          4
     Miscellaneous factors, net                                                          1
                                                                                ----------
              Net increase in electric retail segment gross margin                     142
                                                                                ----------

Total decrease in electric retail and marketing and trading segments'
     gross margins                                                                    (113)
Higher operations and maintenance expense primarily related to severance costs for a voluntary workforce reduction of $23 million (see Note 16)
     and an environmental reserve in the fourth quarter of 2000, partially offset by decreased generation reliability, plant outages, and other
     costs                                                                             (11)
Lower depreciation and amortization primarily due to lower regulatory asset amortization, partially offset by increased depreciation and
     amortization on higher property, plant and equipment balances                      14
Lower other income                                                                      (7)
                                                                                ----------
     Decrease in income before income taxes                                           (117)
Lower income taxes primarily due to lower income                                        43
                                                                                ----------
     Decrease in income before accounting change                                $      (74)
                                                                                ==========

(a) Net marketing and trading gains (excluding the effects of generation sales other than Native Load) recognized for the current period increased $7 million.

(b) Essentially all of our marketing and trading activities are structured activities. This means our portfolio of forward sales positions is economically hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

MARKETING AND TRADING SEGMENT GROSS MARGIN

     Marketing and trading segment revenues were $677 million lower in the twelve-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased revenues as a result of our transfer of marketing and trading activities to Pinnacle West at the end of 2001 ($393 million);
     * decreased revenues from generation sales other than Native Load due to lower market prices and resulting lower sales volumes ($202 million);
     * decreased revenues from other realized marketing and trading in the current period primarily due to lower prices ($95 million);
     * change in prior period mark-to-market gains on contracts delivered during the current period due to higher volumes being delivered ($11 million increase); and
     * higher mark-to-market gains for future period deliveries primarily as a result of greater market liquidity and greater price volatility, resulting in lower volumes ($2 million).

         Marketing and trading segment purchased power and fuel costs were $422 million lower in the twelve-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased purchased power and fuel costs as a result of our transfer of marketing and trading activities to Pinnacle West at the end of 2001 ($240 million);
     * decreased fuel costs related to generation sales other than Native Load primarily because of lower sales volumes and lower natural gas prices ($91 million); and
     * decreased purchased power costs related to other realized marketing activities in the current period primarily due to lower prices ($91 million).

Electric Retail Segment Gross Margin

     Revenues related to our regulated retail and wholesale electricity businesses were $509 million lower in the twelve-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased revenues related to traditional wholesale sales as a result of lower sales volumes and lower prices ($79 million);
     * decreased revenues related to retail load hedge management wholesale sales, as a result of lower sales volumes and lower prices ($435 million);
     *    decreased retail revenues related to milder weather ($50 million);
     * increased retail revenues related to customer growth and higher average usage, excluding weather effects ($82 million);

     * decreased retail revenues related to reductions in retail electricity prices ($28 million); and
     *    other miscellaneous factors ($1 million net increase).

     Electric retail segment purchased power and fuel costs were $651 million lower in the twelve-month period ended September 30, 2002, compared with the same period in the prior year as a result of:

     * decreased costs related to traditional wholesale sales as a result of lower sales volumes and lower prices ($79 million);
     * decreased costs related to lower prices for hedged natural gas and purchased power prices ($408 million);
     * lower purchased power costs related to the 2001 generation reliability program ($26 million);
     * decreased costs related to the effects of milder weather on retail sales ($29 million);
     * increased costs related to retail sales growth, excluding weather effects ($43 million);
     * change in mark-to-market for hedged natural gas and purchased power costs for future period deliveries (See Note 10) ($4 million decrease); and
     * decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned outages ($148 million).

     The increase in operations and maintenance expense of $11 million was primarily due to higher costs related to severance costs related to a voluntary workforce reduction of $23 million (see Note 16) and a reversal of an environmental reserve in the fourth quarter of 2000, partially offset by lower generation reliability, plant outages and maintenance costs.

     The decrease in depreciation and amortization expenses of $14 million primarily related to lower regulatory asset amortization, in accordance with the 1999 Settlement Agreement, partially offset by increased depreciation and amortization on higher property, plant and equipment balances.

     Other income decreased $7 million primarily due to an insurance recovery recorded in the prior period related to environmental remediation costs and other costs.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

     The following table summarizes the actual capital expenditures for the nine months ended September 30, 2002 and estimated capital expenditures for the next three years (dollars in millions):

                                  Nine Months
                                    Ended                Estimated
                                 September 30,   --------------------------
                                     2002         2002      2003      2004
                                    ------       ------    ------    ------
     Delivery                       $  270       $  347    $  270    $  267
     Existing generation (a)           106          149       116        89
                                    ------       ------    ------    ------
         Total                      $  376       $  496    $  386    $  356
                                    ======       ======    ======    ======

(a) This table assumes that our generation assets and Pinnacle West Energy generation assets remain separate, consistent with the ACC's Track A Order (see Note 5).

     Delivery capital expenditures are comprised of T&D infrastructure additions and upgrades, capital replacements, new customer construction, and related information systems and facility costs. Examples of the types of projects included in the forecast include T&D lines and substations, line extensions to new residential and commercial developments, and upgrades to customer information systems. In addition, we began several major transmission projects in 2001. These projects are periodic in nature and are driven by strong regional customer growth. We expect to spend about $150 million on major transmission projects during the 2002 to 2004 time frame.

     Existing generation capital expenditures are comprised of multiple improvements for our existing fossil and nuclear plants and the replacement of steam generators. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers, and environmental equipment. The existing generation also contains nuclear fuel expenditures of approximately $30 million annually in 2002, 2003 and 2004.

     Several years ago, we, along with the other Palo Verde participants, decided to replace Palo Verde Unit 2 steam generators, which replacement is presently scheduled to be completed in the fall of 2003. We and the other Palo Verde participants are currently considering issues related to replacement of the steam generators in Units 1 and 3. Although a final determination of whether Units 1 and 3 will require steam generator replacement to operate over their current full licensed lives has not yet been made, we and the other participants have approved fabrication of one set of spare steam generators. Our portion of this expenditure is approximately $27 million, which will be spent from 2002 to 2005. Existing generation in the capital expenditures table above includes $21 million of the costs in 2002 through 2004. If the Palo Verde participants decide to proceed with steam generator replacement at both Units 1 and 3, we have estimated that our portion of the fabrication and installation costs and associated power uprate modifications would be approximately $130 million over the next seven years, which would be funded with internally-generated cash or external financings.

CAPITAL RESOURCES AND CASH REQUIREMENTS

     The following table summarizes actual contractual cash commitments for the nine months ended September 30, 2002 and estimated contractual commitments for the next five years and thereafter (dollars in millions):

                                                                 Estimated
                                 Nine       ---------------------------------------------------
                                Months                    Years Ended December 31,
                                Ended       ---------------------------------------------------
                             September 30,                                               There-
                                 2002        2002     2003     2004     2005     2006    after
                                ------      ------   ------   ------   ------   ------   ------
Long-term debt payments         $  247      $  247   $   --   $  205   $  400   $   84   $1,518
Operating leases payments           44          63       61       61       60       60      514
Fuel and purchase power
  commitments                      240         307      129       82       65       68      170
                                ------      ------   ------   ------   ------   ------   ------
Total cash commitments (a)      $  531      $  617   $  190   $  348   $  525   $  212   $2,202
                                ======      ======   ======   ======   ======   ======   ======

(a) Total cash commitments are approximately $4.1 billion. The total net present value of these cash commitments is approximately $2.2 billion.

     In mid-2003, Pinnacle West will need to refinance approximately $550 million of parent company indebtedness, including a total of $300 million Pinnacle West expects to borrow under a credit facility. If the ACC does not grant the approvals requested in the Financing Application in a timely fashion, Pinnacle West would anticipate taking the following steps, to the extent necessary in priority order, although the timing of Pinnacle West's liquidity needs may affect the order of the steps taken:

     * The reduction of capital expenditures through plant delay and cancellation;

     *    The sale of non-core assets; and

     *    The issuance of new debt and, if appropriate, new equity.

     Although we believe it would be inappropriate to discuss specific amounts for each of the foregoing categories, we estimate the sum of these steps to approximate the current outstanding debt at Pinnacle West, which, as noted above, totaled approximately $1.1 billion as of September 30, 2002.

          CREDIT RATINGS

     The ratings of securities of the Company as of the date of this report are shown below and reflect the respective views of the rating agencies, from whom an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time or that they will not be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely effect the market price of the Company's securities and serve to increase our cost of capital, and access to capital.

                                          Moody's    Standard & Poor's    Fitch
                                          -------    -----------------    -----
  Senior Secured                            A3             A-              A-
  Senior Unsecured                         Baa1            BBB             BBB+
  Secured Lease
    Obligation Bonds                       Baa2            BBB             BBB
  Commercial Paper                          P-2            A-2             F-2

     On November 4, 2002 Standard & Poor's affirmed our debt ratings in the above chart but lowered Pinnacle West's senior unsecured debt rating from BBB to BBB- "because of the structural subordination of this debt compared to the unsecured debt of APS". On that same date, Standard & Poor's lowered our corporate credit rating from BBB+ to BBB. All our credit ratings remain investment grade. Standard & Poor's assigned a stable outlook to the ratings.

          DEBT PROVISIONS

     Our significant debt covenants related to our respective financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. We are in compliance with such covenants and we anticipate that we will continue to meet all the significant covenant requirement levels. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

     Our financing agreements do not contain "ratings triggers" that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a ratings downgrade, we may be subject to increased interest costs under certain financing agreements. We are unable to quantify the effects, if any, Standard & Poor's lowering of our corporate credit rating will affect the timing or nature of the Company's capital requirements.

     All of our bank agreements contain cross-default provisions under which a default by us in a specified amount under another agreement would result in a default and the potential acceleration of payment under the agreements. Our credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in our business or financial condition.

     Our cash requirements and our ability to fund those requirements are discussed under "Capital Needs and Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of the 2001 10-K.

          CAPITAL REQUIREMENTS AND RESOURCES

     Our capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. On September 16, 2002, we filed a Financing Application with the ACC requesting the ACC to allow us to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or to Pinnacle West; to guarantee up to $500 million of Pinnacle West Energy's or Pinnacle West's debt; or a combination of both, not to exceed $500 million in the aggregate. On November 8, 2002, we filed an Interim Financing Application with the ACC requesting the ACC to permit us to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million or (b) guarantee $125 million of Pinnacle West's short-term debt. See "ACC Applications" in Note 5 for a discussion of the Financing Application and the Interim Financing Application. See the table above for our cash commitments, including our debt repayment obligations; that table does not take into account any funds that we may lend to Pinnacle West Energy or Pinnacle West consistent with the Interim Financing Application or the Financing Application.

     We pay for our capital requirements with cash from operations and, to the extent necessary, external financings. We pay for our dividends to Pinnacle West with cash from operations.

     On March 1, 2002, we issued $375 million of 6.5% Notes due 2012.

     On November 1, 2002, Maricopa County, Arizona Pollution Control Corporation issued $90 million of 5.05% Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project) 2002 Series A, due 2029, and loaned the proceeds to us pursuant to a loan agreement. The bonds were issued to refinance $90 million of outstanding pollution control bonds.

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

     At September 30, 2002, we had credit commitments from various banks totaling about $250 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At September 30, 2002, we had approximately $25 million of commercial paper outstanding and no bank borrowings.

     We are part of a multi-employer pension plan sponsored by Pinnacle West, Pinnacle West contributes at least the minimum amount required under Internal Revenue Service regulations but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and the pension obligation. Pinnacle West has voluntarily contributed cash to the pension plan in each of the last four years; the minimum required contributions during each of those years was zero. Specifically, Pinnacle West contributed $24 million for 2001, $44 million for 2000, $25 million for 1999 and $14 million for 1998. Pinnacle West again plans to voluntarily contribute $27 million in 2002. We fund our share of the pension contribution, of which we represent approximately 90% of the total funding amounts described above. The assets in the plan are mostly domestic common stocks, bonds and real estate. Pinnacle West currently forecast a pension contribution in 2003 of approximately $50-$80 million, all or part of which may be required depending on 2002 fund performance. If the fund performance continues to decline as a result of a continued decline in equity markets, Pinnacle West may be required to make contributions in future years.

     Although provisions in our first mortgage bond indenture, articles of incorporation, and ACC financing orders establish maximum amounts of additional first mortgage bonds, debt, and preferred stock that we may issue, we do not expect any of these provisions to limit our ability to meet our capital requirements.

     As a result of a change in IRS guidance, we claimed a tax deduction related to a tax accounting method change on the 2001 Pinnacle West consolidated Federal income tax return. The accelerated deduction has resulted in a $200 million reduction in our current tax liability.

CRITICAL ACCOUNTING POLICIES

     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the determination of the appropriate accounting for our derivative instruments, mark-to-market accounting (see Note 8) and the impacts of regulatory accounting on our financial statements (see Note 18). See Note 1 in the 2001 10-K.

BUSINESS OUTLOOK

     COMPETITION AND ELECTRIC INDUSTRY RESTRUCTURING

     See "Business Outlook - Competition and Industry Restructuring" in Item 7 of the 2001 10-K and Note 5 above for a discussion of developments affecting retail and wholesale electric competition.

     FACTORS AFFECTING OPERATING REVENUES

     Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona and from competitive retail and wholesale bulk power markets in the western United States. These revenues are expected to be affected by electricity sales volumes related to customer mix, customer growth and average usage per customer, as well as electricity prices and variations in weather from period to period.

     Customer growth in our service territory averaged about 4% a year for the three years 1999 through 2001; we currently expect customer growth to be about 3.1% in 2002 and between 3.5% and 4.0% a year in 2003 and 2004. We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 5.5% a year in 2002 through 2004, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph apply to energy delivery customers. As industry restructuring evolves in the regulated market area, we cannot predict the number of our standard-offer customers that will switch to unbundled service, although recent regulatory developments and legal challenges to the Rules have raised considerable uncertainty about the status and pace of retail electric competition in Arizona (see Note 5). As previously noted, under the 1999 Settlement Agreement, we agreed to retail electricity price reductions of 1.5% annually through July 1, 2003 (see Note 5).

OTHER FACTORS AFFECTING FUTURE FINANCIAL RESULTS

     Purchased power and fuel costs are impacted by our electricity sales volumes, existing contracts for generation fuel and purchased power, our power plant performance, prevailing market prices, new generating plants being placed in service and our hedging program for managing such costs.

     Operations and maintenance expenses are expected to be affected by sales mix and volumes, power plant operations, inflation, outages, higher trending pension and other post-retirement costs and other factors. We implemented a voluntary workforce reduction as part of our cost-reduction program announced in July 2002. We recorded $23 million before taxes in voluntary severance costs in the third quarter of 2002. We expect to record up to $11 million before taxes for additional severance costs in the fourth quarter of 2002 (See Note 16). In addition, we are expecting to produce annual operating expense savings of approximately $30 million beginning in 2003.

     Depreciation and amortization expenses are expected to be affected by net additions to existing utility plant and other property and changes in regulatory asset amortization. The regulatory assets to be recovered under the 1999 Settlement Agreement are currently being amortized as follow (dollars in millions):

                                                      1/1 - 6/30
     1999      2000      2001      2002      2003        2004        Total
     ----      ----      ----      ----      ----        ----        -----
     $164      $158      $145      $115       $86         $18         $686

     Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in service and under construction. Our average property tax rate was 9.32% of assessed value for 2001 and 9.16% for 2000. We expect property taxes to increase primarily due to our additions to existing facilities.

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

     The regulatory developments and legal challenges to the Rules discussed in
Note 5 have raised considerable uncertainty about the status and pace of electric competition in Arizona. Although some very limited retail competition existed in our service area in 1999 and 2000, there are currently no active retail competitors offering unbundled energy or other utility services to our customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter our service territory. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a restructured industry.

     Our financial results may be affected by the application of SFAS No. 133. See Note 10 for further information.

     On October 25, 2002, the EITF voted to rescind EITF 98-10 (see Note 8). We are evaluating the current effect of the rescission on our financial results.

     On November 4, 2002, Standard & Poor's lowered our corporate credit rating from BBB+ to BBB, see "Credit Ratings" above. We are unable to quantify the effects, if any, of Standard & Poor's lowering of our corporate credit rating may have on our borrowing costs or whether the lower rating will affect the timing or nature of the Company's capital requirements.

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

RISK FACTORS

     Exhibit 99.3, which is hereby incorporated by reference, contains a discussion of risk factors involving the Company.

FORWARD-LOOKING STATEMENTS

     The above discussion contains forward-looking statements based on current expectations and we assume no obligation to update these statements or make any further statements on any of these issues, except as required by applicable laws. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including the price mitigation plan adopted by the FERC; regional economic and market conditions, including the California energy situation and completion of generation construction in the region, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital; weather variations affecting local and regional customer energy usage; conservation programs; power plant performance; regulatory issues associated with generation expansion, such as permitting and licensing; our ability to compete successfully outside traditional regulated markets (including the wholesale market); technological developments in the electric industry; and the performance of the stock market, which affects the amount of our required contributions to our pension plan.

     These factors and the other matters discussed above may cause future results to differ materially from historical results or from results or outcomes we currently expect or seek.

ITEM 3. MARKET RISKS

     Our operations include managing market risks related to changes in interest rates, commodity prices, and investments held by our nuclear decommissioning trust fund.

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal, and emissions allowances. We employ established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodity.

     In 2001, subject to specified risk parameters established by Pinnacle West's Board of Directors and monitored by Pinnacle West's ERMC, we engaged in trading activities intended to profit from market price movements. In accordance with EITF 98-10, "Accounting For Contracts Involved in Energy Trading and Risk Management Activities," such trading positions are marked-to-market. These trading activities are part of our marketing and trading activities and are reflected in the marketing and trading segment revenues and expenses. See Note 8 for a discussion of the EITF's decision to rescind EITF 98-10.

     As of September 30, 2002, a hypothetical adverse price movement of 10% in the market price of our risk management and trading assets and liabilities would have decreased the fair market value of these contracts by approximately $15 million. A hypothetical favorable price movement of 10% would have increased the fair market value of these contracts by approximately $17 million.

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

     Changing interest rates will affect interest paid on variable-rate debt and interest earned by our nuclear decommissioning trust funds. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The nuclear decommissioning trust funds also have risks associated with changing market values of equity investments. Nuclear decommissioning costs are recovered in regulated electricity prices.

ITEM 4. CONTROLS AND PROCEDURES

     As of a date within 90 days of the date of this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance and Planning, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our President and Chief Executive Officer and our Vice President, Finance and Planning, concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and internal weaknesses.

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

     REGIONAL TRANSMISSION ORGANIZATIONS

     As previously reported, on October 16, 2001, we and other owners of electric transmission lines in the Southwest filed with the FERC a request for a declaratory order confirming that their proposal to form WestConnect RTO, LLC would satisfy the FERC's requirements for the formation of a regional transmission organization ("RTO"). See "Regulation and Competition - Wholesale - Regional Transmission Organizations" in Part I, Item 1 of the 2001 10-K. On October 10, 2002, the FERC issued an order finding that the WestConnect proposal, if modified to address specified issues, could meet the FERC's RTO requirements and provide the basic framework for a standard market design for the Southwest. In its order, the FERC also stated that its approval of various WestConnect provisions addressed in the order would not be overturned or affected by the final rule the FERC intends to ultimately adopt in response to its July 31, 2002 Notice of Proposed Rulemaking regarding a standard market design for the electric utility industry (see "Federal" in Note 5 for additional information regarding the Notice of Proposed Rulemaking). FERC did not address all of the proposed WestConnect provisions in its order and some could still be affected by a final rule in the pending rulemaking proceeding. We cannot currently predict what, if any, impact there may be to the WestConnect proposal or to us if the FERC adopts the proposed SMD rule. On November 12, 2002, APS and other owners filed a request for rehearing and clarification on portions of the October 10 order.

     NATURAL GAS SUPPLY

     As previously reported on May 31, 2002, the FERC issued an order requiring the conversion of all Full Requirements contracts to Contract Demand contracts. See "Natural Gas Supply in Part II, Item 5 of the June 2002 10-Q. On September 20, 2002, the FERC issued another order clarifying the capacity allocation methodology, extending the conversion implementation date from November 1, 2002 to May 1, 2003 and approving reallocation of costs for service. We and other Full Requirement contract holders have sought rehearings of the FERC orders. We currently do not expect this to have a material adverse impact on our financial position, results of operations or liquidity.

     COAL SUPPLY

     Because covenants under the Four Corners lease and related federal rights-of-way and grants expired in July 2001, the Navajo Nation assessed taxes on the coal supplier and the plant. See "Coal Supply" in Part II, Item 5 of the June 2002 10-Q. In July 2002, we negotiated a settlement agreement with the Navajo Nation relating to the plant pursuant to which we will make settlement payments to the Navajo Nation and that settlement agreement was executed in August 2002. Pursuant to the terms of the settlement agreement, we do not expect the payments to have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.    Description
          -----------    -----------

          12.1           Ratio of Earnings to Fixed Charges

          99.1 Certification of Jack E. Davis, the Registrant's principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of Donald G. Robinson, the Registrant's principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.3           APS Risk Factors

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

                                            Originally Filed                      Date
Exhibit No.   Description                      as Exhibit:        File No.(a)   Effective
-----------   -----------                 --------------------    -----------   ---------
3.1           Articles of Incorporation   4.2 to Form S-3            1-4473     9-29-93
              restated as of May 25,      Registration Nos.
              1988                        33910 and 33--55248
                                          by means of September
                                          24, 1993 Form 8-K
                                          Report

3.2           Bylaws, amended as of       3.2 to Pinnacle West      1-8962     11-14-02
              September 18, 2002          September 2002 Form
                                          10-Q Report

10.1          Employment                  10.1 to Pinnacle West      1-8962     11-14-02
              Agreement effective         September 2002 Form
              as of October 1, 2002       10-Q Report
              between APS and
              James M. Levine

----------
(a) Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

     (b)  Reports on Form 8-K

     During the quarter ended September 30, 2002, and the period from October 1 through November 14, 2002, we filed the following reports on Form 8-K:

     Report dated July 11, 2002 regarding a letter the Company filed with the ACC.

     Report dated July 23, 2002 regarding an ACC Administrative Law Judge's recommendation on Track A issues.

     Report dated August 13, 2002 filing certifications of the Company's principal executive officer and principal financial officer.

     Report dated August 27, 2002 regarding the ACC's decision on Track A issues.

     Report dated September 10, 2002 regarding the ACC's Track A Order and APS' filing of the Financing Application.

     Report dated October 17, 2002 regarding the Company's earnings outlook.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARIZONA PUBLIC SERVICE COMPANY
                                        (Registrant)


Dated: November 14, 2002                By: Chris N. Froggatt
                                            ------------------------------------
                                            Chris N. Froggatt
                                            Vice President and Controller
                                            (Principal Accounting Officer
                                            and Officer Duly Authorized
                                            to sign this Report)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

CERTIFICATIONS

I, Jack E. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arizona Public Service Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002.

                                     Jack E. Davis
                                     -------------------------------------------
                                     Jack E. Davis
                                     Title: Chief Executive Officer


                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

CERTIFICATIONS

I, Donald G. Robinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arizona Public Service Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002.


                                     Donald G. Robinson
                                     -------------------------------------------
                                     Donald G. Robinson
                                     Title: Vice President, Finance and Planning