Form 10-K
period 2002-12-31
ARIZONA PUBLIC SERVICE CO
filed 2003-03-31
CIK 7286

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

        (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

================================================================================

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OR 12(g) OF THE ACT: None.

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     As of March 31, 2003, there were issued and outstanding 71,264,947 shares of the registrant's common stock, $2.50 par value, all of which were held beneficially and of record by Pinnacle West Capital Corporation.

================================================================================

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I1(a) AND (b) AND IS THEREFORE FILING THIS DOCUMENT WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
GLOSSARY.....................................................................  1

PART I
  Item 1.  Business..........................................................  3
  Item 2.  Properties........................................................ 18
  Item 3.  Legal Proceedings................................................. 23
  Item 4.  Submission of Matters to a Vote of Security Holders............... 23

PART II
  Item 5.  Market for Registrant's Common Stock and Related
             Stockholder Matters............................................. 24
  Item 6.  Selected Financial Data........................................... 25
  Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 26
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk........ 54
  Item 8.  Financial Statements and Supplementary Data....................... 55
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................111

PART III
  Item 10. Directors and Executive Officers of the Registrant................111
  Item 11. Executive Compensation............................................111
  Item 12. Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.................................111
  Item 13. Certain Relationships and Related Transactions....................111
  Item 14. Controls and Procedures...........................................112

PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..113

SIGNATURES...................................................................141

                                    GLOSSARY

ACC - Arizona Corporation Commission

ACC Staff - Staff of the Arizona Corporation Commission

ADEQ - Arizona Department of Environmental Quality

AISA - Arizona Independent Scheduling Administrator

ALJ - Administrative Law Judge

ANPP - Arizona Nuclear Power Project, also known as Palo Verde

APS - Arizona Public Service Company, the Company

APS Energy Services - APS Energy Services Company, Inc., a subsidiary of Pinnacle West

CC&N - Certificate of Convenience and Necessity

Cholla - Cholla Power Plant

Citizens - Citizens Communications Company

Clean Air Act - the Clean Air Act, as amended

Company - Arizona Public Service Company

CPUC - California Public Utility Commission

DOE - United States Department of Energy

EITF - the FASB's Emerging Issues Task Force

EPA - United States Environmental Protection Agency

ERMC -Energy Risk Management Committee

FASB - Financial Accounting Standards Board

FERC - United States Federal Energy Regulatory Commission

FIN - FASB Interpretation

Financing Application - our application filed with the ACC on September 16, 2002

FIP - Federal Implementation Plan

Fitch - Fitch, Inc.

Four Corners - Four Corners Power Plant

GAAP - accounting principles generally accepted in the United States of America

Interim Financing Application - our application filed with the ACC on November 8, 2002

IRS - United States Internal Revenue Service

ISO - California Independent System Operator

kW - kilowatt, one thousand watts

kWh - kilowatt - hour, one thousand watts per hour

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

OCI - other comprehensive income

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

Salt River Project - Salt River Project Agricultural Improvement and Power District

SCE - Southern California Edison Company

SEC - United States Securities and Exchange Commission

SFAS - Statement of Financial Accounting Standards

SMD - standard market design

SPE - special-purpose entity

Standard & Poor's - Standard & Poor's Corporation

SunCor - SunCor Development Company, a subsidiary of Pinnacle West

Superfund - Comprehensive Environmental Response, Compensation and Liability Act

System - non-trading energy related activities

T&D - transmission and distribution

Track A Order - ACC order dated September 10, 2002 regarding generation asset transfers and related issues

Track B Order -ACC order dated March 14, 2003 regarding competitive solicitation requirements for power purchases by Arizona's investor-owned electric utilities

Trading - energy-related activities entered into with the objective of generating profits on changes in market prices

VIE - variable interest entity

WestConnect - WestConnect RTO, LLC, a proposed RTO to be formed by owners of electric transmission lines in the southwestern United States

                                     PART I

                                ITEM 1. BUSINESS

                                 CURRENT STATUS

GENERAL

     We were incorporated in 1920 under the laws of Arizona and currently have more than 902,000 customers. Pinnacle West owns all of our outstanding common stock. We provide either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about half of the Phoenix metropolitan area. Electricity is delivered through a distribution system that we own. We also generate, sell and deliver electricity to wholesale customers in the western United States. Our marketing and trading division, as discussed below, sells, in the wholesale market, our and Pinnacle West Energy's generation output that is not needed for our Native Load, which includes loads for retail customers and cost-of-service wholesale customers. We do not distribute any products. During 2002, no single purchaser or user of energy (other than Pinnacle West) accounted for more than 1% of total electric revenues.

     At December 31, 2002, we employed approximately 5,100 people, which includes employees assigned to joint-owned generating facilities for which we serve as the generating facility manager. Our principal executive offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000).

MARKETING AND TRADING

     In early 2003, the marketing and trading division was moved from Pinnacle West to us for future marketing and trading activities (existing wholesale contracts will remain at Pinnacle West) as a result of the ACC's Track A Order prohibiting the previously required transfer of our generating assets to Pinnacle West Energy (see "Overview of Arizona Regulatory Developments" below). The marketing and trading division sells, in the wholesale market, our and Pinnacle West Energy generation output that is not needed for our Native Load, which includes loads for retail customers and traditional cost-of-service wholesale customers. The division focuses primarily on managing our purchased power and fuel risks in connection with our costs of serving retail customer energy requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Financial Outlook" in Item 7 for a discussion of our implementation of an ACC-mandated process by which we must competitively procure energy. Additionally, the marketing and trading division, subject to specific parameters, markets, hedges and trades in electricity, fuels and emission allowances and credits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 for information about the historical and prospective contribution of the marketing and trading activities to our financial results.

BUSINESS SEGMENTS

     We have two principal business segments (determined by services and the regulatory environment):

     * our regulated electricity segment (98% of operating revenues in 2002), which consists of regulated traditional retail and wholesale electricity businesses and related activities, and includes electricity transmission, distribution and generation; and

     * our marketing and trading segment (2% of operating revenues in 2002), which consists of our competitive energy business activities, including wholesale marketing and trading.

     See Note 15 of Notes to Financial Statements in Item 8 for financial information about our business segments.

OVERVIEW OF ARIZONA REGULATORY DEVELOPMENTS

     As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Financial Outlook" in Item 7, we believe pending Arizona regulatory matters are among the key factors affecting our financial outlook.

     GENERAL

     On September 21, 1999, the ACC approved Rules that provided a framework for the introduction of retail electric competition in Arizona. On September 23, 1999, the ACC approved a comprehensive settlement agreement among us and various parties related to the implementation of retail electric competition in Arizona. Under the Rules, as modified by the 1999 Settlement Agreement, we were required to transfer all of our competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates no later than December 31, 2002. Consistent with that requirement, we had been addressing the legal and regulatory requirements necessary to complete the transfer of our generation assets to Pinnacle West Energy on or before that date. On September 10, 2002, the ACC issued the Track A Order, which, among other things, directed us not to transfer our generation assets to Pinnacle West Energy. See Note 3 of Notes to Financial Statements in Item 8 for additional information about the 1999 Settlement Agreement, the Rules (including legal challenges to the Rules), and the Track A Order.

     FINANCING APPLICATION

     On September 16, 2002, we filed an application with the ACC requesting the ACC to allow us to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or to Pinnacle West; to guarantee up to $500 million of Pinnacle West Energy's or Pinnacle West's debt; or a combination of both, not to exceed $500 million in the aggregate. In our application, we stated that the ACC's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between us and Pinnacle West Energy under different regulatory regimes result in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing that Pinnace West provided to fund the construction of Pinnacle West Energy generation assets or from effectively competing in wholesale markets. On March 27, 2003, the ACC authorized us to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West Energy debt or a combination of both, not to exceed $500 million in the aggregate. See "ACC Applications" in Note 3 of Notes to Financial Statements in Item 8 for additional information.

     COMPETITIVE PROCUREMENT PROCESS

     On September 10, 2002, the ACC issued an order that, among other things, established a requirement that we competitively procure certain power requirements. On March 14, 2003, the ACC issued the Track B Order, which documented the decision made by the ACC at its open meeting on February 27, 2003, addressing this requirement. Under the order, we will be required to solicit bids for certain estimated capacity and energy requirements for periods beginning July 1, 2003. For 2003, we will be required to solicit competitive bids for about 2,500 MW of capacity and about 4,600 gigawatt-hours of energy, or approximately 20% of our total retail energy requirements. The bid amounts are expected to increase in 2004 and 2005 based largely on growth in our retail load and retail energy sales. The Track B Order also confirmed that it was "not intended to change the current rate base status of [APS'] existing assets." The order recognizes our right to reject any bids that are unreasonable, uneconomical or unreliable.

     We expect to issue requests for proposals in March 2003 and to complete the selection process by June 1, 2003. Pinnacle West Energy will be eligible to bid to supply our electricity requirements. See "Track B Order" in Note 3 of Notes to Financial Statements in Item 8 for additional information.

     GENERAL RATE CASE

     As required by the 1999 Settlement Agreement, on or before June 30, 2003, we will file a general rate case with the ACC. In this rate case, we will update our cost of service and rate design. In addition, we expect to seek:

     * rate base treatment of certain power plants currently owned by Pinnacle West Energy (specifically, Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3);

     * recovery of the $234 million pretax asset write-off recorded by us as a result of the 1999 Settlement Agreement; and

     * recovery of costs incurred by us in preparation for the previously required transfer of generation assets to Pinnacle West Energy.

We assume that the ACC will make a decision in this general rate case by the end of 2004.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements based on current expectations and we assume no obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including price caps and other market constraints imposed by the FERC;

regional economic and market conditions, including the California energy situation and completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital and access to capital markets; weather variations affecting local and regional customer energy usage; the effect of conservation programs on energy usage; power plant performance; our ability to compete successfully outside traditional regulated markets (including the wholesale market); our ability to manage our marketing and trading activities and the use of derivative contracts in our business; technological developments in the electric industry; the performance of the stock market, which affects the amount of our required contributions to our pension plan and nuclear decommissioning trust funds; and other uncertainties, all of which are difficult to predict and many of which are beyond our control.

                           REGULATION AND COMPETITION

RETAIL

     The ACC regulates our retail electric rates and our issuance of securities. The ACC must also approve any transfer of our utility property and certain transactions between us and affiliated parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Financial Outlook" in Item 7 and Note 3 of Notes to Financial Statements in
Item 8 for a discussion of the status of electric industry restructuring in Arizona.

     We are subject to varying degrees of competition from other utilities in Arizona (such as Tucson Electric Power Company, Southwest Gas Corporation and Citizens Communications Company) as well as cooperatives, municipalities, electrical districts and similar types of governmental organizations (principally Salt River Project). We also face competition from low-cost hydroelectric power and parties that have access to low-priced preferential federal power and other subsidies. In addition, some customers, particularly industrial and large commercial customers, may own and operate facilities to generate their own electric energy requirements. Although some very limited retail competition existed in our service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to our customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter our service territory. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete effectively in a restructured industry.

WHOLESALE

     GENERAL

     The FERC regulates rates for wholesale power sales and transmission services. During 2002, approximately 11% of our electric operating revenues resulted from such sales and services. In early 2003, the marketing and trading division was moved from Pinnacle West to us for all future marketing and trading activities (existing wholesale contracts will remain at Pinnacle West) as a result of the ACC's Track A Order prohibiting the previously required transfer of our generating assets to Pinnacle West Energy (see "Overview of Arizona Regulatory Developments" above). The marketing and trading division sells, in the wholesale market, our and Pinnacle West Energy's generation output that is not needed for our Native Load and, in doing so, competes with other utilities, power marketers and independent power producers. The division focuses primarily on managing our purchased power and fuel risks in connection with our costs of serving retail customer energy requirements. See "Track B Order" in Note 3 of

Notes to Financial Statements in Item 8 for information regarding an ACC-mandated process by which we must competitively procure energy.

     REGIONAL TRANSMISSION ORGANIZATIONS

     On December 20, 1999, the FERC issued its Order No. 2000 regarding regional transmission organizations. In its order, the FERC set minimum characteristics and functions that must be met by utilities that participate in RTOs. The characteristics for an acceptable RTO include independence from market participants, operational control over a region large enough to support efficient and nondiscriminatory markets and exclusive authority to maintain short-term reliability.

     As stated in Order No. 2000, the FERC believes that a number of benefits will result from the formation of RTOs throughout the country, and it has moved aggressively to ensure that all public utilities participate in an RTO or demonstrate why such participation is not feasible. According to the FERC, the benefits it expects to result from RTO formation include: (1) improvements in transmission system operations with resulting enhancements to inter-regional trade, congestion management, reliability and coordination; and (2) improved performance of energy markets, including greater incentives for efficient generator performance and enhanced potential for demand response.

     On October 16, 2001, we and other owners of electric transmission lines in the Southwest filed with the FERC a request for a declaratory order confirming that their proposal to form WestConnect RTO, LLC would satisfy the FERC's requirements for the formation of an RTO. We and the other filing parties have agreed to fund the start-up of WestConnect's operations, which are subject to FERC approval. WestConnect has been structured as a for-profit RTO and evolved from DesertSTAR, a not-for-profit corporation in which we participated, which was originally designed to serve as an RTO for the southwestern United States. The success of WestConnect will be largely dependent on participation by all major transmission owners in the Southwest. The success is also dependent on support from the affected state regulatory commissions.

     On October 10, 2002, the FERC issued an order finding that the WestConnect proposal, if modified to address specified issues, could meet the FERC's RTO requirements and provide the basic framework for a standard market design for the Southwest. In its order, the FERC also stated that its approval of various WestConnect provisions addressed in the order would not be overturned or affected by the final rule the FERC intends to ultimately adopt in response to its July 31, 2002 Notice of Proposed Rulemaking regarding a standard market design for the electric utility industry (see "Federal" in Note 3 of Notes to Financial Statements in Item 8 for additional information regarding the Notice of Proposed Rulemaking). On November 12, 2002, we and other owners filed a request for rehearing and clarification on portions of the October 10, 2002 order.

     On December 23, 2002, the FERC issued its order on rehearing. In it, the FERC clarified the RTO elements that it had approved. In its order, the FERC stated that it envisions the Seams Steering Group - Western Interconnection (SSG-WI) as the entity that will facilitate a common market design for the West. The SSG-WI consists of western transmission owners, including members of WestConnect. The FERC also noted that its prior WestConnect order did not address other elements of market design that are currently being considered in the pending SMD proposal and/or through the SSG-WI process. The FERC clarified that there are only three areas that would be subject to the final SMD rule: (1) transmission credits; (2) resource adequacy; and (3) market monitoring.

     The order also stated that FERC's approval of the for-profit structure will not predetermine its decision in the final SMD rule regarding whether a for-profit independent transmission company should be permitted to perform all the functions of an independent transmission provider. To the extent that the FERC has not addressed aspects of WestConnect's for-profit proposal or WestConnect's proposed particular functions, such elements will be subject to review for consistency with Order No. 2000 and other related decisions regarding functions that may be performed by an independent transmission company. The WestConnect applicants sought further clarification of that aspect of the rehearing order. The FERC has indicated that it will issue an order on the WestConnect applicants' motion for clarification before April 14, 2003.

     The ACC Rules also required the formation and implementation of an Arizona Independent Scheduling Administrator. The purpose of the AISA is to oversee the application of operating protocols to ensure statewide consistency for transmission access. The AISA is anticipated to be a temporary organization until the implementation of an independent system operator or RTO. APS participated in the creation of the AISA, a not-for-profit entity, and the filing at the FERC for approval of its operating protocols. The operating protocols were partially rejected and the remainder are currently under review. On February 8, 2002, the ACC's Chief ALJ issued a procedural order which consolidated the ACC docket relating to the AISA with several other pending ACC dockets. In its Track B Order, the ACC directed that a hearing be held on whether or not we should be required to continue funding the AISA.

PURCHASED POWER AND GENERATING FUEL

     See "Properties - Net Accredited Capacity" in Item 2 for information about our power plants by fuel types.

     2002 ENERGY MIX

     Our sources of energy during 2002 were: purchased power - 30.4% (approximately 60% of which was for wholesale power operations); coal - 37.2%; nuclear -27.7%; gas - 4.6%; and other (includes oil, hydro and solar) - 0.1%.

     COAL SUPPLY

     CHOLLA Cholla is a coal-fired power plant located in northeastern Arizona. It is a jointly-owned facility operated by us. We purchase most of Cholla's coal requirements from a coal supplier that mines all of the coal under a long-term lease of coal reserves owned by the Navajo Nation, the federal government and private landholders. Cholla has sufficient coal, including low sulfur coal, under current contracts to ensure a reliable fuel supply through 2007. We purchase a portion of Cholla's coal requirements on the spot market to take advantage of competitive pricing options. Following expiration of current contracts, we believe that numerous competitive fuel supply options will exist to ensure the continued operation of Cholla for its useful life.

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

     See "Properties - Net Accredited Capacity" in Item 2 for information about our ownership interest in Cholla, Four Corners and the Navajo Generating Station. See Note 10 of Notes to Financial Statements in Item 8 for information regarding our coal mine reclamation obligations.

     NATURAL GAS SUPPLY

     We purchase the majority of our natural gas requirements for our gas-fired plants under contracts with a number of natural gas suppliers. Our natural gas supply is transported pursuant to a firm, full requirements transportation service agreement with El Paso Natural Gas Company. The transportation agreement features a 10-year rate moratorium established in a comprehensive rate case settlement entered into in 1996.

     In a pending FERC proceeding, El Paso Natural Gas Company has proposed allocating its gas pipeline capacity in such a way that our (and other companies with the same contract type) gas transportation rights could be significantly impacted. Various parties, including Pinnacle West Energy and us, have challenged this allocation as being inconsistent with El Paso Natural Gas Company's existing contractual obligations and a 1996 settlement. On May 31, 2002 the FERC issued an order requiring the conversion of all firm, full requirements contracts to contract demand contracts by November 1, 2002. In addition, the FERC order set forth procedures to encourage parties to resolve the details of such conversions through a settlement process. We and other full requirements contract holders sought rehearing of the FERC order and requested a stay of the November 1, 2002 implementation date. On September 20, 2002, the FERC issued another order clarifying the capacity allocation methodology, extending the conversion implementation date from November 1, 2002 to May 1, 2003 and approving the reallocation of costs for the transportation service. We and other full requirements contract holders have sought rehearings of this FERC order. The FERC has indicated that it intends to issue an order on the merits in this proceeding by April 14, 2003. Although we cannot predict the outcome of this matter, we currently do not expect this matter to have a material adverse impact on our financial position, results of operations or liquidity. We are continuing to analyze the market to determine the most favorable source and method of meeting our natural gas requirements.

     NUCLEAR FUEL SUPPLY

     PALO VERDE FUEL CYCLE Palo Verde is a nuclear power plant located about 50 miles west of Phoenix, Arizona. It is a jointly-owned facility operated by us. The fuel cycle for Palo Verde is comprised of the following stages:

     *    mining and milling of uranium ore to produce uranium concentrates;
     *    conversion of uranium concentrates to uranium hexafluoride;
     *    enrichment of uranium hexafluoride;
     *    fabrication of fuel assemblies;
     *    utilization of fuel assemblies in reactors; and
     *    storage and disposal of spent nuclear fuel.

     The Palo Verde participants have contracted for all of Palo Verde's requirements for uranium concentrates and conversion services through 2008, except for a small percentage of 2003 uranium concentrates and 2004 conversion requirements that will be obtained under contracts currently being finalized. The Palo Verde participants have also contracted for all of Palo Verde's enrichment services through 2010 and fuel assembly fabrication services until at least 2015.

     SPENT NUCLEAR FUEL AND WASTE DISPOSAL Nuclear power plant operators are required to enter into spent nuclear fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before 2010 and that it does not intend to begin accepting spent nuclear fuel prior to that date. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE's delay, a number of utilities filed damages lawsuits against the DOE in the Court of Federal Claims.

     In February 2002, the U.S. Secretary of Energy recommended to President Bush that the Yucca Mountain, Nevada site be developed as a permanent repository for spent nuclear fuel. The President transmitted this recommendation to Congress and the State of Nevada vetoed the President's recommendation. In July 2002, Congress approved the development of the Yucca Mountain, Nevada site, overriding the Nevada veto. It is now expected that the DOE will submit a license application to the NRC late in 2004. The State of Nevada has filed several lawsuits relating to the Yucca Mountain site. We cannot currently predict what further steps will be taken in this area.

     Facility funding is a further complication. While all nuclear utilities pay an amount calculated on the basis of the output of their respective plants into a so-called nuclear waste fund the annual Congressional appropriations for the permanent repository have been for amounts less than the amounts paid into the waste fund (the balance of which is being used for other purposes).

     We have existing fuel storage pools at Palo Verde and have completed a new facility for on-site dry storage of spent nuclear fuel. With the existing storage pools and the addition of the new facility, we believe that spent nuclear fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the operating license for each Palo Verde unit. See "Palo Verde Nuclear Generating Station" in Note 10 of Notes to Financial Statements in Item 8 for a discussion of interim spent nuclear fuel storage costs.

     Although some low-level waste has been stored on-site in a low-level waste facility, we are currently shipping low-level waste to off-site facilities. We currently believe that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

     We believe that scientific and financial aspects of the issues of spent nuclear fuel and low-level waste storage and disposal can be resolved satisfactorily. However, we acknowledge that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which we are less able to predict. We expect to vigorously protect and pursue our rights related to this matter.

PURCHASED POWER AGREEMENTS

     In addition to that available from our own generating capacity (see "Properties" in Item 2), we purchase electricity under various arrangements. One of the most important of these is a long-term contract with Salt River Project. The amount of electricity available to us is based in large part on customer demand within certain areas now served by us pursuant to a related territorial agreement. The generating capacity available to us pursuant to the contract was 336 MW from January through May 2002, and starting in June 2002, it changed to 343 MW. In 2002, we received approximately 1,104,973 MWh of energy under the contract and paid about $46.2 million for capacity availability and energy received. This contract may be canceled by Salt River Project on three years' notice, given no earlier than December 31, 2003. We may also cancel the contract on five years' notice, given no earlier than December 31, 2006.

     In September 1990, we entered into a thirty-year seasonal capacity exchange agreement with PacifiCorp. Under this agreement, we receive electricity from PacifiCorp during the summer peak season (from May 15 to September 15) and we return electricity to PacifiCorp during the winter season (from October 15 to February 15). Until 2020, we and PacifiCorp each has 480 MW of capacity and a related amount of energy available to it under the agreement for its respective seasons. In 2002, we received approximately 571,392 MWh of energy under the capacity exchange. We must also make additional offers of energy to PacifiCorp each year through October 31, 2020. Pursuant to this requirement, during 2002, PacifiCorp received offers of 1,129,600 MWh and purchased about 115,750 MWh.

CONSTRUCTION PROGRAM

     During the years 2000 through 2002, we incurred approximately $1.4 billion in capital expenditures. Our capital expenditures for the years 2003 through 2005 are expected to be primarily for expanding transmission and distribution capabilities to meet growing customer needs, for upgrading existing utility property and for environmental purposes. Our capital expenditures were approximately $501 million in 2002. Our capital expenditures, including expenditures for environmental control facilities, for the years 2003 through 2005 have been estimated as follows:

                              (dollars in millions)

               BY YEAR                            BY MAJOR FACILITIES
     ----------------------------             ----------------------------

     2003                 $   401             Production           $   386
     2004                     379             T&D                      877
     2005                     498             Other                     15
                          -------                                  -------
     Total                $ 1,278             Total                $ 1,278
                          =======                                  =======

     The above amounts exclude capitalized interest costs and include capitalized property taxes and approximately $30 million per year for nuclear fuel. These amounts include only our generation (production) assets. We conduct a continuing review of our construction program.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Needs and Resources" in Item 7 for additional information about our construction program.

MORTGAGE REPLACEMENT FUND REQUIREMENTS

     So long as any of our first mortgage bonds are outstanding, we are required for each calendar year to deposit with the trustee under our mortgage cash in a formularized amount related to net additions to our mortgaged utility plant. We may satisfy all or any part of this "replacement fund" requirement by using redeemed or retired bonds, net property additions or property retirements. For 2002, the replacement fund requirement amounted to approximately $161 million. Certain of the bonds we have issued under the mortgage that are callable prior to maturity are redeemable at their par value plus accrued interest with cash we deposit in the replacement fund. These call provisions are subject in many cases to a period of time after the original issuance of the bonds during which they may not be redeemed in this manner. See Note 6 of Notes to Financial Statements in Item 8 for information regarding our first mortgage bonds.

ENVIRONMENTAL MATTERS

     EPA ENVIRONMENTAL REGULATION

     CLEAN AIR ACT We are subject to a number of requirements under the Clean Air Act. The Clean Air Act addresses, among other things:

     *    "acid rain";
     *    visibility in certain specified areas;
     *    hazardous air pollutants; and
     *    areas that have not attained national ambient air quality standards.

     With respect to "acid rain," the Clean Air Act established a system of sulfur dioxide emissions "allowances" to offset each ton of sulfur dioxide emitted by affected power plants. Based on EPA allowance allocations, we will have sufficient allowances to permit continued operation of our plants at current levels without installing additional equipment. The Clean Air Act also requires the EPA to set nitrogen oxides emissions limitations for certain coal-fired units. The EPA rule allows emissions from all units in a plant to be averaged to demonstrate compliance with the emission limitation. Currently, nitrogen oxides emissions from all of our units are within the limitations specified under the EPA's rules. We do not currently expect this rule to have a material impact on our financial position, results of operations or liquidity.

     The Clean Air Act required the EPA to establish a Grand Canyon Visibility Transport Commission to complete a study on visibility impairment in sixteen "Class I Areas" (large national parks and wilderness areas) on the Colorado Plateau. The Navajo Generating Station, Cholla and Four Corners are located near several Class I Areas on the Colorado Plateau. The Visibility Commission completed its study and on June 10, 1996 submitted its final recommendations to the EPA.

     On April 22, 1999, the EPA announced final regional haze rules. These new regulations require states to submit, by 2008, implementation plans to eliminate all man-made emissions causing visibility impairment in certain specified areas, including Class I Areas in the Colorado Plateau. The 2008 implementation plans must also include consideration and potential application of best available retrofit technology for major stationary sources which came into operation between August 1962 and August 1977, such as the Navajo Generating Station, Cholla and Four Corners.

     The rules allow the nine western states and tribes that participated in the Visibility Commission process to follow an alternate implementation plan and schedule for the Class I Areas considered by the Visibility Commission. Under this option, those states and tribes would submit implementation plans by 2003, which would incorporate certain regional sulfur dioxide emissions milestones for the years 2003, 2008, 2013 and 2018 (which include the application of best available retrofit technology). If the regional emissions in those years were within those milestones, there would be no further emission reduction requirements, and if they were exceeded, then an emission trading program would be implemented to maintain the emissions within those milestones.

     The EPA reviewed an "Annex" to the Visibility Commission recommendations that specify the regional sulfur dioxide emission milestones. On April 26, 2002, the EPA proposed to accept the Visibility Commission's Annex, which had been submitted by the Western Regional Air Partnership (successor to Visibility Commission) in September 2000. The Annex specifies regional sulfur dioxide emission reduction milestones. The EPA's final approval of the Annex would allow the states and tribes to pursue the alternate implementation of the regional haze rules through 2018. Any states and tribes that implement this option would have to submit state implementation plans by 2003 to address visibility in areas identified in the process, and revised implementation plans in 2008 to address Class I Areas which were not included in the process. The State of Arizona is in the process of developing a State Implementation Plan to implement the provisions of the Annex. Because Four Corners is located on the Navajo Reservation and is currently regulated by EPA Region IX, the provisions of the Annex currently could become applicable to Four Corners only through a Federal Implementation Plan promulgated by EPA Region IX. At this time, it is uncertain how the State of Arizona and/or EPA Region IX will proceed to implement the Annex, so the actual impact on us cannot yet be determined.

     In July 1997, the EPA promulgated final National Ambient Air Quality Standards for ozone and particulate matter. Pursuant to these rules, the ozone standard is more stringent and a new ambient standard for very fine particles has been established. Congress has enacted legislation that could delay the implementation of regional haze requirements and the particulate matter ambient standard; however, the legislation does not preclude the Visibility Commission states and tribes from implementing the alternate regional haze rules discussed above. Because the actual level of emissions controls, if any, for any unit cannot be determined at this time, we currently cannot estimate the capital expenditures, if any, which would result from the final rules. However, we do not currently expect these rules to have a material adverse effect on our financial position, results of operations or liquidity.

     With respect to hazardous air pollutants emitted by electric utility steam generating units, the EPA has determined that mercury emissions and other hazardous air pollutants from coal and oil-fired power plants will be regulated. We expect that the EPA will propose specific rules for this purpose in 2003 and finalize them by 2004, with compliance required by 2008. Because the ultimate requirements that the EPA may impose are not yet known, we cannot currently estimate the capital expenditures, if any, which may be required.

     Certain aspects of the Clean Air Act may require us to make related expenditures, such as permit fees. We do not expect any of these expenditures to have a material impact on our financial position, results of operations or liquidity.

     FEDERAL IMPLEMENTATION PLAN In September 1999, the EPA proposed a FIP to set air quality standards at certain power plants, including the Navajo Generating Station and Four Corners. The comment period on this proposal ended in November 1999. The FIP is similar to current Arizona regulation of the Navajo Generating Station and New Mexico regulation of Four Corners, with minor modifications. We do not currently expect the FIP to have a material impact on our financial position, results of operations or liquidity.

     SUPERFUND The Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties. PRPs may be strictly, and often jointly and severally, liable for clean-up. The EPA had previously advised us that the EPA considers us to be a PRP in the Indian Bend Wash Superfund Site, South Area. Our Ocotillo Power Plant is located in this area. Based on the information to date, including available insurance coverage and an EPA estimate of cleanup costs, we do not expect this matter to have a material impact on our financial position, results of operations or liquidity.

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

     Where appropriate, we have begun clean-up of certain of these sites. We do not expect these matters to have a material adverse effect on our financial position, results of operations or liquidity.

     ARIZONA DEPARTMENT OF ENVIRONMENTAL QUALITY

     ADEQ issued to us NOVs, dated September 25, 2001 and October 15, 2001 alleging, among other things, the burning of unauthorized materials and storage of hazardous waste without a permit at the Cholla Power Plant. Each NOV requires us to achieve and document compliance with specific environmental requirements. We have submitted responses to the NOVs as well as additional information requested by the agency. By letter dated February 28, 2003, the Arizona Attorney General notified us that the ADEQ expects to take enforcement action against us regarding the violations included in the NOVs, as well as related violations. We do not expect these matters to have a material adverse effect on our financial position, results of operations or liquidity.

     NAVAJO NATION ENVIRONMENTAL ISSUES

     Four Corners and the Navajo Generating Station are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Nation. We are the Four Corners operating agent. We own a 100% interest in Four Corners Units 1, 2 and 3, and a 15% interest in Four Corners Units 4 and 5. We own a 14% interest in Navajo Generating Station Units 1, 2 and 3.

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the Navajo Acts). The Navajo Acts purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water and pesticide activities, including those that occur at Four Corners and the Navajo Generating Station. The Four Corners and Navajo Generating Station participants dispute that purported authority, and by separate letters dated October 12 and October 13, 1995, the Four Corners participants and the Navajo Generating Station participants requested the United States Secretary of the Interior to resolve their dispute with the Navajo Nation regarding whether or not the Navajo Acts apply to operations of Four Corners and the Navajo Generating Station. On October 17, 1995, the Four Corners participants and the Navajo Generating Station participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that:

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

     Both groundwater and surface water in areas important to our operations have been the subject of inquiries, claims and legal proceedings, which will require a number of years to resolve. We are one of a number of parties in a proceeding before a state court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. (STATE OF NEW MEXICO, IN THE RELATION OF S.E. REYNOLDS, STATE ENGINEER VS. UNITED STATES OF AMERICA, CITY OF FARMINGTON, UTAH INTERNATIONAL, INC., ET AL., SAN JUAN COUNTY, NEW MEXICO, District Court No. 75-184). An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for a then-agreed upon cost, sufficient water from our allocation to offset the loss.

     A summons served on us in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County, Arizona, Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE GILA RIVER SYSTEM AND SOURCE, Supreme Court Nos. WC-79-0001 through WC 79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons. Our rights and the rights of the Palo Verde participants to the use of groundwater and effluent at Palo Verde are potentially at issue in this action. As project manager of Palo Verde, we filed claims that dispute the court's jurisdiction over the Palo Verde participants' groundwater rights and their contractual rights to effluent relating to Palo Verde. Alternatively, we seek confirmation of such rights. Three of our other power plants and two of Pinnacle West Energy's power plants are also located within the geographic area subject to the summons. Our claims dispute the court's jurisdiction over our groundwater rights with respect to these plants. Alternatively, we seek confirmation of such rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. In addition, in September 2000, the Arizona Supreme Court issued a decision affirming the lower court's criteria for resolving groundwater claims. Litigation on both of these issues will continue in the trial court. No trial date concerning our water rights claims has been set in this matter.

     We have also filed claims to water in the Little Colorado River Watershed in Arizona in an action pending in the Apache County, Arizona, Superior Court. (IN RE THE GENERAL ADJUDICATION OF ALL RIGHTS TO USE WATER IN THE LITTLE COLORADO RIVER SYSTEM AND SOURCE, Supreme Court No. WC-79-0006 WC-6, Apache County No. 6417). Our groundwater resource utilized at Cholla is within the geographic area subject to the adjudication and is therefore potentially at issue in the case. Our claims dispute the court's jurisdiction over our groundwater rights. Alternatively, we seek confirmation of such rights. A number of parties are in the process of settlement negotiations with respect to certain claims in this matter. Other claims have been identified as ready for litigation in motions filed with the court. No trial date concerning our water rights claims has been set in this matter.

     Although the foregoing matters remain subject to further evaluation, we expect that the described litigation will not have a material adverse impact on our financial position, results of operations or liquidity.

     The Four Corners region, in which Four Corners is located, has been experiencing drought conditions that may affect the water supply for the plants in 2003, as well as later years if adequate moisture is not received in the watershed that supplies the area. Various stakeholders in the San Juan Basin, including the New Mexico State Engineer, are evaluating how water rights might be affected by the drought conditions, including water rights pursuant to the New Mexico state permit that provide approximately 30,000 acre feet of water to Four Corners. We are assessing alternatives for temporary supplies of water and are working with area stakeholders to minimize the effect, if any, on operations of the plant. The effect of the drought cannot be fully assessed at this time, and we cannot predict the ultimate outcome, if any, of the drought or whether the drought will adversely affect the amount of power available, or the price thereof, from Four Corners.

                               ITEM 2. PROPERTIES

NET ACCREDITED CAPACITY

     Our present generating facilities have net accredited capacities as follows:

                                                                  Capacity(kW)
                                                                  ------------
Coal:
  Units 1, 2 and 3 at Four Corners..............................      560,000
  15% owned Units 4 and 5 at Four Corners.......................      222,000
  Units 1, 2 and 3 at Cholla Plant..............................      615,000
  14% owned Units 1, 2 and 3 at the Navajo Plant................      315,000
                                                                    ---------

  Subtotal                                                          1,712,000
                                                                    ---------

Gas or Oil:
  Two steam units at Ocotillo and two steam units at Saguaro....      430,000(a)
  Eleven combustion turbine units...............................      493,000
  Three combined cycle units....................................      255,000
                                                                    ---------

  Subtotal                                                          1,178,000
                                                                    ---------

Nuclear:
  29.1% owned or leased Units 1, 2, and 3 at Palo Verde.........    1,086,300
                                                                    ---------

Hydro and Solar.................................................        7,600
                                                                    ---------

Total...........................................................    3,983,900
                                                                    =========
----------
(a) Does not include West Phoenix steam units (108,300 kW), which were retired in December 2002.

RESERVE MARGIN

     Our 2002 peak one-hour demand on our electric system was recorded on July 9, 2002 at 5,802,900 kW, compared to the 2001 peak of 5,687,200 kW recorded on July 2, 2001. Taking into account additional capacity then available to us under long-term purchase power contracts as well as our and Pinnacle West Energy's generating capacity, our capability of meeting system demand on July 9, 2002, amounted to 6,046,600 kW, for an installed reserve margin of 6.5%. The power actually available to us from our resources fluctuates from time to time due in part to planned outages and technical problems. The available capacity from sources actually operable at the time of the 2002 peak amounted to 3,877,600 kW, for a margin of negative 38.1%. Firm purchases totaling 2,612,000 kW, including short-term seasonal purchases and unit contingent purchases were in place at the time of the peak ensuring the ability to meet the load requirement, with an actual reserve margin of 7.1%.

     See "Purchased Power Agreements" in Item 1 for information about certain of our long-term power agreements.

PLANT SITES LEASED FROM NAVAJO NATION

     The Navajo Generating Station and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. These are long-term agreements with options to extend, and we do not believe that the risk with respect to enforcement of these easements and leases is material. The majority of coal contracted for use in these plants and certain associated transmission lines are also located on Indian reservations. See "Purchased Power and Generating Fuel - Coal Supply" in Item 1.

PALO VERDE NUCLEAR GENERATING STATION

     PALO VERDE LEASES

     See Note 8 of Notes to Financial Statements in Item 8 for a discussion of three sale-leaseback transactions related to Palo Verde Unit 2.

     REGULATORY

     Operation of each of the three Palo Verde units requires an operating license from the NRC. The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987. The full power operating licenses, each valid for a period of approximately 40 years, authorize us, as operating agent for Palo Verde, to operate the three Palo Verde units at full power.

     NUCLEAR DECOMMISSIONING COSTS

     The NRC rules on financial assurance requirements for the decommissioning of nuclear power plants provide that a licensee may use a trust as the exclusive financial assurance mechanism if the licensee recovers estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge." The "non-bypassable systems benefits" charge is the charge that the ACC has approved to recover certain types of ACC-approved costs, including costs for low income programs, demand side management, consumer education, environmental, renewables, etc. "Non-bypassable" means that if a customer chooses to take energy from an "energy service provider" other than us, the customer will still have to pay this charge to us as part of the customer's electric bill. Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on the external sinking fund mechanism are not met. We currently rely on the external sinking fund mechanism to meet the NRC financial assurance requirements for our interests in Palo Verde Units 1, 2 and 3. The decommissioning costs of Palo Verde Units 1, 2 and 3 are currently included in our ACC jurisdictional rates. ACC retail electric competition Rules provide that decommissioning costs would be recovered through a non-bypassable "system benefits" charge, which would allow us to maintain our external sinking fund mechanism. See Note 11 of Notes to Financial Statements in Item 8 for additional information about our nuclear decommissioning costs.

     PALO VERDE LIABILITY AND INSURANCE MATTERS

     See "Palo Verde Nuclear Generating Station" in Note 10 of Notes to Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including us, for Palo Verde.

PROPERTY NOT HELD IN FEE OR SUBJECT TO ENCUMBRANCES

     JOINTLY-OWNED FACILITIES

     We share ownership of some of our generating and transmission facilities with other companies. The following table shows our interest in those jointly-owned facilities recorded on the Balance Sheets at December 31, 2002:

                                                                  PERCENT
                                                                OWNED BY US
                                                                -----------
     Generating facilities:
       Palo Verde Nuclear Generating Station
         Units 1 and 3                                             29.1%
       Palo Verde Nuclear Generating Station
         Unit 2 (see "Palo Verde Leases" below)                    17.0%
       Four Corners Steam Generating Station
         Units 4 and 5                                             15.0%
       Navajo Steam Generating Station
         Units 1, 2, and 3                                         14.0%
       Cholla Steam Generating Station
         Common Facilities (a)                                     62.8%(b)
     Transmission facilities:
       ANPP 500KV System                                           35.8%(b)
       Navajo Southern System                                      31.4%(b)
       Palo Verde-Yuma 500KV System                                23.9%(b)
       Four Corners Switchyards                                    27.5%(b)
       Phoenix-Mead System                                         17.1%(b)
       Palo Verde - Estrella 500KV System                          50.0%(b)

(a) PacifiCorp owns Cholla Unit 4 and we operate the unit for PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.

(b)  Weighted average of interests.

     PALO VERDE LEASES

     In 1986, we sold about 42% of our share of Palo Verde Unit 2 and certain common facilities in three separate sale-leaseback transactions. We account for these leases as operating leases. The leases, which have terms of 29.5 years, contain options to renew the leases for two additional years and to purchase the property for fair market value at the end of the lease terms. See Notes 8 and 18 of Notes to Financial Statements in Item 8 for additional information regarding the Palo Verde Unit 2 sale-leaseback transactions.

     FIRST MORTGAGE LIEN

     Our first mortgage bondholders share a lien on substantially all utility plant assets (other than nuclear fuel and transportation equipment and other excluded assets). See Note 6 of Notes to Financial Statements in Item 8 for information regarding our outstanding first mortgage bonds.

OTHER INFORMATION REGARDING OUR PROPERTIES

     See "Environmental Matters" and "Water Supply" in Item 1 with respect to matters having possible impact on the operation of certain of our power plants.

     See "Construction Program" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 for a discussion of our construction plans.

                                   [MAP PAGE}

     In accordance with Item 304 of Regulation S-T of the Securities Exchange Act of 1934, APS' Service Territory map contained in this Form 10-K is a map of the State of Arizona showing APS' service area, the location of its major power plants and principal transmission lines, the location of Pinnacle West Energy's power plants and the location of transmission lines operated by APS for others. APS' major power plants shown on such map are the Navajo Generating Station located in Coconino County, Arizona; the Four Corners Power Plant located near Farmington, New Mexico; the Cholla Power Plant, located in Navajo County, Arizona; the Yucca Power Plant, located near Yuma, Arizona; the Palo Verde Nuclear Generating Station, located about 55 miles west of Phoenix, Arizona; the West Phoenix Power Plant, located near Phoenix, Arizona; and the Saguaro Power Plant, located near Tucson, Arizona (each of which plants is reflected on such map as being jointly owned with other utilities), as well as the Ocotillo Power Plant located near Phoenix, Arizona. Pinnacle West Energy's power plants shown on such map are the West Phoenix Power Plant located near Phoenix, Arizona, and the Saguaro Power Plant, located near Tucson, Arizona (both of which plants are reflected on such map as being jointly owned with APS), as well as the Redhawk Power Plant, located near Phoenix, Arizona. APS' major transmission lines shown on such map are reflected as running between the power plants named above and certain major cities in the State of Arizona. The transmission lines operated for others shown on such map are reflected as running from the Four Corners Plant through a portion of northern Arizona to the California border and from the Phoenix area.

                            ITEM 3. LEGAL PROCEEDINGS

     See "Environmental Matters" and "Water Supply" in Item 1 in regard to pending or threatened litigation and other disputes. See Note 3 of Notes to Financial Statements in Item 8 for a discussion of the ACC retail electric competition Rules, the Track A Order and related litigation.

     See Note 10 of Notes to Financial Statements in Item 8 for information relating to the FERC proceedings on California energy market issues and a claim by Citizens that we overcharged Citizens under a power service agreement.

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

     The chart below sets forth the dividends declared on the Company's common stock for each of the four quarters for 2002 and 2001.

                             COMMON STOCK DIVIDENDS
                             (DOLLARS IN THOUSANDS)

       QUARTER                        2002                           2001
     -----------                     -------                        -------
     1st Quarter                     $42,500                        $42,500
     2nd Quarter                      42,500                         42,500
     3rd Quarter                      42,500                         42,500
     4th Quarter                      42,500                         42,500

     After payment or setting aside for payment of cumulative dividends and mandatory sinking fund requirements, where applicable, on all outstanding issues of preferred stock, the holders of common stock are entitled to dividends when and as declared out of funds legally available therefor. See Note 6 of Notes to Financial Statements in Item 8 for restrictions on retained earnings available for the payment of common stock dividends. As of December 31, 2002, we did not have any outstanding preferred stock.

                         ITEM 6. SELECTED FINANCIAL DATA

                                        2002            2001            2000            1999            1998
                                    ------------    ------------    ------------    ------------    ------------
                                                               (DOLLARS IN THOUSANDS)
Electric operating revenues:
  Regulated electricity segment     $  2,059,339    $  2,562,088    $  2,538,750    $  1,914,722    $  1,741,148
  Marketing and trading segment           34,054         549,240         395,392         154,126         180,145
Purchased power and fuel costs:
  Regulated electricity segment          595,368       1,227,188       1,065,596         432,844         306,884
  Marketing and trading segment           32,662         313,991         267,032         136,522         151,164
Operating expenses                     1,136,363       1,171,171       1,155,278       1,115,664       1,097,471
                                    ------------    ------------    ------------    ------------    ------------
  Operating income                       329,000         398,978         446,236         383,818         365,774
Other income/(deductions)                 (8,041)            (79)         (6,545)         20,857          20,315
Interest deductions - net                121,616         118,211         133,097         136,353         130,842
                                    ------------    ------------    ------------    ------------    ------------
  Income before extraordinary
    charge and cumulative effect
    adjustment                           199,343         280,688         306,594         268,322         255,247
  Extraordinary charge - net of
    tax (a)                                   --              --              --        (139,885)             --
  Cumulative effect of change in
    accounting - net of tax (b)               --         (15,201)             --              --              --
                                    ------------    ------------    ------------    ------------    ------------
  Net income                             199,343         265,487         306,594         128,437         255,247
  Preferred dividends                         --              --              --           1,016           9,703
                                    ------------    ------------    ------------    ------------    ------------
  Earnings for common stock         $    199,343    $    265,487    $    306,594    $    127,421    $    245,544
                                    ============    ============    ============    ============    ============

Total Assets                        $  6,521,807    $  6,225,733    $  6,349,609    $  6,079,307    $  6,356,534
                                    ============    ============    ============    ============    ============

Capital Structure:
  Common stock equity               $  2,159,312    $  2,150,690    $  2,119,768    $  1,983,174    $  1,975,755
  Non-redeemable preferred
    stock                                     --              --              --              --          85,840
  Redeemable preferred stock                  --              --              --              --           9,401
  Long-term debt less current
    maturities                         2,217,340       1,949,074       1,806,908       1,997,400       1,876,540
                                    ------------    ------------    ------------    ------------    ------------
    Total capitalization               4,376,652       4,099,764       3,926,676       3,980,574       3,947,536
  Commercial paper                            --         171,162          82,100          38,300         178,830
  Current maturities of long-term
    debt                                   3,503         125,451         250,266         114,711         164,378
                                    ------------    ------------    ------------    ------------    ------------
    Total                           $  4,380,155    $  4,396,377    $  4,259,042    $  4,133,585    $  4,290,744
                                    ============    ============    ============    ============    ============

----------
(a) Changes associated with a regulatory disallowance. See "Regulatory Accounting" in Note 1.
(b)  Change in accounting standards related to derivatives in 2001. See Note 16

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for a discussion of certain information in the table above.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

     In this Item, we explain our results of operations, general financial condition, and outlook including:

     *    the changes in our earnings from 2001 to 2002 and from 2000 to 2001;

     *    our capital needs, liquidity and capital resources;

     *    our critical accounting policies;

     * our business outlook and major factors that affect our financial outlook; and

     *    our management of market risks.

     Throughout this Item, we refer to specific "Notes" in the Notes to Financial Statements in Item 8 of this report. These Notes add further details to the discussion.

                                BUSINESS OVERVIEW

     We are an electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about half of the Phoenix metropolitan area. Electricity is delivered through a distribution system that we own. We also generate, sell and deliver electricity to wholesale customers in the western United States. Our marketing and trading division sells, in the wholesale market, our and Pinnacle West Energy's generation output that is not needed for our Native Load, which includes loads for retail customers and traditional cost-of-service wholesale customers. We do not distribute any products. Pinnacle West owns all of our outstanding common stock.

             SUMMARY OF KEY FACTORS AFFECTING OUR FINANCIAL OUTLOOK

     We believe the following are among the key factors affecting our financial outlook:

     *    The following ACC regulatory matters:

          * Our $500 million financing application, which the ACC approved on March 27, 2003;

          * The implementation of the ACC-mandated process by which we must competitively procure energy; and

          *    Our general rate case to be filed in 2003.

     *    Wholesale power market conditions in the western United States.

We discuss each of these, and other, factors in detail below in the section entitled "Factors Affecting Our Financial Outlook."

                                BUSINESS SEGMENTS

     We have two principal business segments (determined by services and the regulatory environment):

     * our regulated electricity segment, which consists of regulated traditional retail and wholesale electricity businesses and related activities, and includes electricity transmission, distribution and generation; and

     * our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading.

     The following is a summary of earnings by business segment for the years ended December 31, 2002, 2001, and 2000 (dollars in millions):

                                                    2002       2001        2000
                                                   ------     ------      ------
Regulated electricity                              $  198     $  138      $  228
Marketing and trading                                   1        142          79
  Income before accounting change                     199        280         307
Cumulative effect of change in
  accounting - net of income taxes (a)                 --        (15)         --
     Net income                                    $  199     $  265      $  307

(a) We recorded a $15 million after-tax charge in 2001 for the cumulative effect of a change in accounting for derivatives related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 16.

     See Note 15 for additional financial information regarding our business segments.

                              RESULTS OF OPERATIONS

     GENERAL

     Throughout the following explanations of our results of operations, we refer to "gross margin." With respect to our regulated electricity segment and marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs.

     2002 COMPARED WITH 2001

     Our net income for the year ended December 31, 2002 was $199 million compared with $265 million for the prior year. In 2001, we recognized a $15 million after-tax charge for the cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133 (see Note 16).

     Our income before accounting change for the year ended December 31, 2002 was $199 million compared with $281 million for the prior year. The period-to-period comparison was lower due to reduced marketing and trading segment gross margin due to our transfer of the marketing and trading activities to Pinnacle West in 2001 and severance costs of $34 million in the second half of 2002 relating to voluntary workforce reductions. These decreases were partially offset by increased earnings contributions from our regulated electricity activities, reflecting lower replacement power costs for power plant outages, retail customer growth and higher average usage per customer, and lower purchased power costs related to 2001 generation reliability program (the addition of generating capability to enhance reliability for the summer of
2001). These increases were partially offset by the effects of milder weather, retail electricity price decreases and higher costs for purchased power and gas due to higher hedged gas and power prices.

     For additional details, see the following discussion.

     The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                 Increase
                                                                                (Decrease)
                                                                                ----------
Regulated electricity segment gross margin:
     Lower replacement power costs for plant outages due to lower
       market prices and fewer unplanned outages                                $      127
     Increased purchased power and fuel costs due to higher hedged gas and power prices, partially offset by improved hedge management,
       net of mark-to-market reversals                                                 (24)
     Lower purchased power and fuel costs related to the 2001 generation
       reliability program                                                              30
     Higher retail sales volumes due to customer growth and higher
       average usage, excluding weather effects                                         38
     2001 charges related to purchased power contracts with Enron
       and its affiliates                                                               13
     Retail price reductions effective July 1, 2001 and July 1, 2002                   (28)
     Effects of milder weather on retail sales                                         (27)
                                                                                ----------
          Net increase in regulated electricity segment gross margin                   129
                                                                                ----------
Marketing and trading segment gross margin:
     Decrease in generation sales other than Native Load due to lower
       market prices partially offset by higher sales volumes                          (78)
     Decrease in marketing and trading segment margin resulting from our
       transfer of marketing and trading activities to Pinnacle West in 2001          (156)
                                                                                ----------
          Net decrease in marketing and trading segment gross margin                  (234)
                                                                                ----------
Net decrease in regulated electricity and marketing and trading segments'
  gross margins                                                                       (105)
Higher operations and maintenance expense related to 2002 severance costs of approximately $34 million, partially offset by lower generation
  reliability costs                                                                    (30)
Lower depreciation and amortization expense primarily related to lower
  regulatory asset amortization                                                         21
Higher taxes other than income taxes                                                    (7)
Lower other income primarily due to a 2001 insurance recovery of
  environmental remediation costs                                                      (15)
Higher net interest expense primarily due to higher debt balances and lower
  capitalized interest                                                                  (3)
Miscellaneous factors, net                                                               2
                                                                                ----------
     Net decrease in income before income taxes                                       (137)
Lower income taxes primarily due to lower income                                       56
                                                                                ----------
     Net decrease in income before accounting change                            $      (81)
                                                                                ==========

     REGULATED ELECTRICITY SEGMENT GROSS MARGIN

     Regulated electricity segment revenues related to our regulated retail and wholesale electricity businesses were $503 million lower in the year ended December 31, 2002, compared with the prior year as a result of:

     * decreased revenues related to traditional wholesale sales as a result of lower sales volumes and lower prices ($64 million);
     * decreased revenues related to retail load hedge management wholesale sales, primarily as a result of lower prices and lower sales volumes ($421 million);
     *    decreased retail revenues related to milder weather ($60 million);
     * increased retail revenues related to customer growth and higher average usage, excluding weather effects ($69 million);
     * decreased retail revenues related to reductions in retail electricity prices ($28 million); and
     *    other miscellaneous factors ($1 million net increase).

     Regulated electricity segment purchased power and fuel costs were $632 million lower in the year ended December 31, 2002, compared with the prior year as a result of:

     * decreased costs related to traditional wholesale sales as a result of lower sales volumes and lower prices ($64 million);
     * decreased costs related to retail load hedge management wholesale sales, primarily as a result of lower prices and lower sales volumes ($426 million);
     * increased costs related to higher prices for hedged natural gas and purchased power, net of mark-to-market reversals ($29 million);
     * lower purchased power costs related to the 2001 generation reliability program ($30 million);
     * decreased costs related to the effects of milder weather on retail sales ($33 million);
     * increased costs related to retail sales growth, excluding weather effects ($31 million);
     * charges in 2001 related to purchased power contracts with Enron and its affiliates ($13 million net decrease);
     * decreased replacement power costs for power plant outages due to lower market prices and fewer unplanned outages ($127 million); and
     *    other miscellaneous factors ($1 million net increase).

     MARKETING AND TRADING SEGMENT GROSS MARGIN

     Marketing and trading segment revenues were $515 million lower in the year ended December 31, 2002, compared with the prior year as a result of:

     * decreased revenues from generation sales other than Native Load primarily due to lower market prices partially offset by higher sales volumes ($128 million); and
     * lower marketing and trading revenues as a result of our transfer of marketing and trading activities to Pinnacle West in 2001 ($387 million).

     Marketing and trading segment purchased power and fuel costs were $281 million lower in the year ended December 31, 2002, compared with the prior year as a result of:

     * decreased fuel costs related to generation sales other than Native Load primarily because of lower natural gas prices partially offset by higher sales volumes ($50 million); and

     * lower marketing and trading purchased power and fuel costs as a result of our transfer of marketing and trading activities to Pinnacle West in 2001 ($231 million).

     OTHER INCOME STATEMENT ITEMS

     The increase in operations and maintenance expense of $30 million was primarily due to severance costs of $34 million related to a 2002 voluntary workforce reduction, partially offset by lower costs related to generation reliability, plant outages and maintenance costs.

     The increase in taxes other than income taxes of $7 million is primarily due to increased property taxes on higher property balances.

     Other income decreased $15 million primarily due to an insurance recovery recorded in 2001 related to environmental remediation costs and other costs (see
Note 17).

     The decrease in depreciation and amortization expense of $21 million primarily related to lower regulatory asset amortization, in accordance with the 1999 Settlement Agreement, partially offset by increased depreciation and amortization on higher property, plant and equipment balances.

2001 COMPARED WITH 2000

     Our net income for the year ended December 31, 2001 was $265 million compared with $307 million for the year ended December 31, 2000. In 2001, we recognized a $15 million after-tax charge in net income as a cumulative effect of a change in accounting for derivatives, as required by SFAS No. 133 (see Note
16).

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

     For additional details, see the following discussion.

     The major factors that increased (decreased) income before accounting change were as follows (dollars in millions):

                                                                                 Increase
                                                                                (Decrease)
                                                                                ----------
Regulated electricity segment gross margin:
     Higher replacement power costs for plant outages related to higher
       market prices                                                            $      (70)
     Retail price reductions effective July 1, 2001 and July 1, 2000                   (27)
     Charges related to purchased power contracts with Enron and
       its affiliates (a)                                                              (13)(a)
     Higher purchased power costs related to the 2001 generation reliability
       program                                                                         (30)
     Miscellaneous revenues                                                              1
                                                                                ----------
       Net decrease in regulated electricity segment gross margin                     (139)
                                                                                ----------
Marketing and trading segment gross margin:

     Increase from generation sales other than Native Load due to higher
       market prices                                                                    25
     Higher realized wholesale margin net of related mark-to-market reversals           11
     Increase in mark-to-market value related to future periods                         71
                                                                                ----------
       Net increase in marketing and trading segment gross margin                      107
                                                                                ----------
Net increase in regulated electricity and marketing and trading segments'
  gross margins                                                                        (32)
Higher operations and maintenance expense related to the 2001
  generation reliability program                                                       (12)
Higher operations and maintenance expense related primarily to employee
  benefits, plant outage and maintenance and other costs                               (23)
Lower net interest expense primarily due to higher capitalized interest                 15
Higher other income primarily due to a 2001 insurance recovery of
  environmental remediation costs                                                       11
Miscellaneous factors, net                                                               2
                                                                                ----------
     Net decrease in income before income taxes                                        (39)
Lower income taxes primarily due to lower income                                        13
                                                                                ----------
     Net decrease in income before accounting change
                                                                                $      (26)
                                                                                ==========

(a) We recorded charges totaling $13 million before income taxes for exposure to Enron and its affiliates in the fourth quarter of 2001.

     REGULATED ELECTRICITY SEGMENT GROSS MARGIN

     Regulated electricity segment revenues related to our regulated retail and wholesale electricity businesses were $23 million higher in the year ended December 31, 2001 compared with the prior year as a result of:

     * decreased revenues related to other wholesale sales and miscellaneous revenues as a result of lower sales volumes ($28 million);
     * increased retail revenues primarily related to higher sales volumes primarily due to customer growth ($78 million); and

     * decreased retail revenues related to reductions in retail electricity prices ($27 million).

     Regulated electricity segment purchased power and fuel costs were $162 million higher in the year ended December 31, 2001 compared with the prior year as a result of:

     * decreased costs related to other wholesale sales as a result of lower volumes ($29 million);
     * higher replacement power costs primarily due to higher market prices and increased plant outages ($70 million), including costs of $12 million related to a Palo Verde outage extension to replace fuel control element assemblies;
     * higher purchase power costs related to the 2001 generation reliability program ($30 million);
     * higher costs related to retail sales volumes due to customer growth ($78 million); and
     * charges related to purchased power contracts with Enron and its affiliates ($13 million).

     MARKETING AND TRADING SEGMENT GROSS MARGIN

     Marketing and trading segment revenues were $154 million higher in the year ended December 31, 2001 compared with the prior year as a result of:

     * increased revenues related to generation sales other than Native Load as a result of higher average market prices ($32 million);
     * increased realized wholesale revenues net of related mark-to-market reversals primarily due to more transactions ($40 million);
     * increased prior period mark-to-market value for losses transferred to realized margin in current period ($11 million); and
     * increased mark-to-market value for future periods primarily as a result of more forward sales volumes ($71 million).

     Marketing and trading segment purchased power and fuel costs were $47 million higher in the year ended December 31, 2001 compared with the prior year as a result of:

     * increased fuel costs related to generation sales other than Native Load as a result of higher fuel prices ($7 million); and
     * increased purchased power and fuel costs net of related mark-to-market reversals primarily due to more transactions ($40 million).

     OTHER INCOME STATEMENT ITEMS

     The increase in operations and maintenance expenses of $35 million primarily related to the 2001 generation reliability program (the addition of generating capability to enhance reliability for the summer of 2001) ($12 million) and increased employee benefit costs, plant outage and maintenance and other costs ($23 million).

     Interest expense decreased by $15 million primarily because of lower interest rates and increased capitalized interest resulting from higher construction project balances.

     Net other income increased $11 million primarily because of insurance recovery of environmental remediation costs (see Note 17).

     See "Regulatory Matters - 1999 Settlement Agreement" in Note 3 for a discussion of the 1999 Settlement Agreement under which, among other things, we agreed to five annual retail electricity price reductions of 1.5%, with the last decrease to take effect July 1, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

CAPITAL NEEDS AND RESOURCES

     CAPITAL EXPENDITURE REQUIREMENTS

     The following table summarizes the actual capital expenditures for the year ended December 31, 2002 and estimated capital expenditures for the next three years.

                              CAPITAL EXPENDITURES
                              (dollars in millions)

                                   (Actual)            (Estimated)
                                   --------    ----------------------------
                                     2002       2003       2004       2005
                                    ------     ------     ------     ------
     Delivery                       $  369     $  273     $  275     $  329
     Generation (a)                    132        123         99        164
     Other (b)                          --          5          5          5
                                    ------     ------     ------     ------
        Total                       $  501     $  401     $  379     $  498
                                    ======     ======     ======     ======

(a) As discussed below under "Factors Affecting Our Financial Outlook," as part of our 2003 general rate case, we intend to seek rate base treatment of certain power plants currently owned by Pinnacle West Energy (specifically, Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3).
(b) The other amounts relate to capital expenditures for our marketing and trading segment. These costs were in the parent company for 2002.

     Delivery capital expenditures are comprised of T&D infrastructure additions and upgrades, capital replacements, new customer construction and related information systems and facility costs. Examples of the types of projects included in the forecast include T&D lines and substations, line extensions to new residential and commercial developments and upgrades to customer information systems. In addition, we began several major transmission projects in 2001. These projects are periodic in nature and are driven by strong regional customer growth. We expect to spend about $105 million on major transmission projects during the 2003 to 2005 time frame, and these amounts are included in "Delivery" in the table above.

     Generation capital expenditures are comprised of various improvements for our existing fossil and nuclear plants and the replacement of Palo Verde steam generators. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers and environmental equipment. Generation also contains nuclear fuel expenditures of approximately $30 million annually for 2003 to 2005.

     Replacement of the steam generators in Palo Verde Unit 2 is presently scheduled for completion during the fall outage of 2003. The Palo Verde owners have approved the manufacture of two additional sets of steam generators. We expect that these generators will be installed in Units 1 and 3 in the 2005 to 2008 time frame. Our portion of steam generator expenditures for Units 1, 2 and 3 is approximately $145 million, which will be spent from 2003 through 2008. In 2003 through 2005, $94 million of the costs are included in the generation capital expenditures table above and would be funded with internally-generated cash or external financings.

     CONTRACTUAL OBLIGATIONS

     Our capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. See "Factors Affecting Our Financial Outlook - Regulatory Matters" below and Note 3 for discussion of the $500 million financing arrangement between us and Pinnacle West Energy recently approved by the ACC. On November 22, 2002 the ACC approved our request (Interim Financing Application), to permit us to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million, or (b) guarantee $125 million of Pinnacle West's short-term debt, subject to certain conditions. As of December 31, 2002, there were no borrowings outstanding under the inter-affiliate financing arrangement. See the table below for our contractual requirements, including our debt repayment obligations. The table does not take into account any funds that we intend to lend to Pinnacle West Energy or Pinnacle West consistent with the foregoing financing arrangements.

     We pay for our capital requirements with cash from operations and, to the extent necessary, external financings. We have historically paid for our dividends to Pinnacle West with cash from operations.

     In 2002, we issued $375 million in long-term debt, refinanced $90 million in long-term debt and redeemed approximately $247 million in long-term debt (see
Note 6). On April 7, 2003, we will redeem $33 million of our first mortgage bonds.

     Our outstanding debt was approximately $2.2 billion at December 31, 2002. At December 31, 2002, we had credit commitments from various banks totaling about $250 million, which were available either to support the issuance of commercial paper or to be used as bank borrowings. At December 31, 2002, we had no outstanding commercial paper or bank borrowings.

     Although provisions in our first mortgage bond indenture, articles of incorporation and ACC financing orders establish maximum amounts of additional first mortgage bonds, debt and preferred stock that we may issue, we do not expect any of these provisions to limit our ability to meet our capital requirements.

     We are part of a multi-employer pension plan sponsored by Pinnacle West. Pinnacle West contributes at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and the pension obligation. Pinnacle West elected to contribute cash to the pension plan in each of the last five years; the minimum required contributions during each of those years was zero. Specifically, Pinnacle West contributed $27 million for 2002, $24 million for 2001, $44 million for 2000, $25 million for 1999 and $14 million for 1998. We fund our share of the pension contribution. We represent approximately 90% of the total funding amounts described above. The assets in the plan are mostly domestic common stocks, bonds and real estate. Pinnacle West currently forecasts a pension contribution in 2003 of approximately $50 million, all or part of which may be required. If the fund performance continues to decline as a result of a continued decline in equity markets, larger contributions may be required in future years.

     As a result of a change in IRS guidance, we claimed a tax deduction related to a tax accounting method change on the 2001 Pinnacle West federal consolidated income tax return. The accelerated deduction has resulted in a $200 million reduction in the current income tax liability. In 2002, we received an income tax refund of approximately $115 million related to the 2001 Pinnacle West federal consolidated income tax return.

     The following table summarizes actual contractual requirements for the year ended December 31, 2002 and estimated contractual commitments for the next five years and thereafter (dollars in millions):

                                    Actual                        Estimated
                                    ------   ---------------------------------------------------
                                                                                          There-
                                     2002     2003     2004     2005     2006     2007    after
                                    ------   ------   ------   ------   ------   ------   ------
Long-term debt payments             $  337   $   --   $  205   $  400   $   84   $   --   $1,518
Capital lease payments                  --        4        3        3        3        2        5
Operating lease payments                60       59       59       59       59       59      456
Fuel and purchase power
  commitments                          307      135       82       28       31       17      162
                                    ------   ------   ------   ------   ------   ------   ------
Total contractual commitments       $  704   $  198   $  349   $  490   $  177   $   78   $2,141
                                    ======   ======   ======   ======   ======   ======   ======

     OFF-BALANCE SHEET ARRANGEMENTS

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires that we consolidate a VIE if we have a majority of the risk of loss from the VIE's activities or we are entitled to receive a majority of the VIE's residual returns or both. A VIE is a corporation, partnership, trust, or any other legal structure that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 is effective immediately for any VIE created after January 31, 2003 and is effective July 1, 2003 for VIEs created before February 1, 2003.

     In 1986, we entered into agreements with three separate SPE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. See Note 8 for further information about the sale-leaseback transactions. Based on our preliminary assessment of FIN No. 46, we do not believe we will be required to consolidate the Palo Verde SPEs. However, we continue to evaluate the requirements of the new guidance to determine what impact, if any, it will have on our financial statements.

     We are exposed to losses under the Palo Verde sale-leaseback agreements upon the occurrence of certain events that we do not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), we would be required to assume the debt associated with the transactions, make specified payments to the equity participants and take title to the leased Unit 2 interests, which if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2002, we would have been required to assume approximately $285 million of debt and pay the equity participants approximately $200 million.

     CREDIT RATINGS

     The ratings of our securities as of March 28, 2003 are shown below and are considered "investment-grade" ratings. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of our securities and serve to increase our cost of and access to capital.

                                        Moody's     Standard & Poor's     Fitch
                                        -------     -----------------     -----
Senior secured                            A3               A-               A-
Senior unsecured                         Baa1              BBB             BBB+
Secured lease
  obligation bonds                       Baa2              BBB              BBB
Commercial paper                          P-2              A-2              F-2

     On November 4, 2002 Standard & Poor's affirmed our debt ratings in the above chart. On that same date, Standard & Poor's lowered our corporate credit rating from BBB+ to BBB. Standard & Poor's assigned a stable outlook to the ratings. All of our credit ratings remain investment grade. In December 2002, Fitch placed certain of our debt on Ratings Watch Negative. The ratings watch affects all of our debt ratings with the exception of our commercial paper rating.

     On December 31, 2002, Moody's affirmed the ratings set forth above.

     DEBT PROVISIONS

     Our significant debt covenants include a debt-to-total-capitalization ratio and an interest coverage test. We are in compliance with such covenants and anticipate that we will continue to meet all the significant covenant requirement levels. The ratio of debt to total capitalization cannot exceed 65%.

At December 31, 2002, our ratio is approximately 48%. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements. The coverage is approximately 5 times for our bank agreements and 15 times for our mortgage indenture. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

     Our financing agreements do not contain "ratings triggers" that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a ratings downgrade, we may be subject to increased interest costs under certain financing agreements.

     All of our bank agreements contain "cross-default" provisions that would result in defaults and the potential acceleration of payment under these bank agreements if we were to default under other agreements. Our credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in our financial condition or financial prospects.

                          CRITICAL ACCOUNTING POLICIES

     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. We consider the following accounting policies to be our most critical because of uncertainties, judgments and complexities of the underlying accounting standards and operations involved.

     * Regulatory Accounting - Regulatory accounting allows for the actions of regulators, such as the ACC and the FERC, to be reflected in the financial statements. Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies.

     * Pensions and Other Postretirement Benefit Accounting - Changes in our actuarial assumptions used in calculating our pension and other postretirement benefit liability and expense can have a significant impact on our earnings and financial position. The most relevant actuarial assumptions are the discount rate used to measure our liability and the expected long-term rate of return on plan assets used to estimate earnings on invested funds over the long-term.

     * Derivative Accounting - Derivative accounting requires evaluation of rules that are complex and subject to varying interpretations. Our evaluation of these rules, as they apply to our contracts, will determine whether we use accrual accounting or fair value (mark-to-market) accounting. Mark-to-market accounting requires that changes in fair value be recorded in earnings or, if certain hedge accounting criteria are met, in other comprehensive income.

     * Mark-to-Market Accounting - The market value of our derivative contracts is not always readily determinable. In some cases, we use models and other valuation techniques to determine fair value. The use of these models and valuation techniques sometimes requires subjective and complex judgment. Actual results could differ from the results estimated through application of these methods.

     See the discussion below for further details on our critical accounting policies.

REGULATORY ACCOUNTING

     For our regulated operations, we prepare our financial statements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. As a result, we capitalize certain costs that would be included as expense in the current period by unregulated companies. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections of costs not likely to be incurred.

     We are required to discontinue applying SFAS No. 71 when deregulatory legislation is passed or a rate order is issued that contains sufficient detail to determine its effect on the portion of the business being deregulated. In 1999, we discontinued the application of SFAS No. 71 for our generation operations due to the 1999 Settlement Agreement with the ACC. See Note 3 for a discussion of the 1999 Settlement Agreement.

     In 2002, the ACC directed us not to transfer our generation assets, as previously required by the 1999 Settlement Agreement (see "Track A Order" in
Note 3). Accordingly, we now consider our generation to be cost-based, rate-regulated and subject to the requirements of SFAS No. 71. The impact of this change was immaterial to our financial statements.

     Management continually assesses whether our regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction. This determination reflects the current political and regulatory climate in the state and is subject to change in the future. If future recovery of costs ceases to be probable, the assets would be written off as a charge to current period earnings. We had $241 million of regulatory assets included on the Balance Sheets at December 31, 2002. See Notes 1 and 3 for more information.

PENSIONS AND OTHER POSTRETIREMENT BENEFIT ACCOUNTING

     Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for employees of Pinnacle West and its subsidiaries. In 2002, we represented 87% of the total costs of this plan. Our reported costs of providing defined pension and other postretirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension and other postretirement benefit costs, for example, are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions we make to the plans and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension and other postretirement benefit costs. Pension and other postretirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including the expected long-term rate of return on plan assets and the discount rates used in determining the projected benefit obligation and pension and other postretirement benefit costs.

     Pinnacle West's pension and other postretirement plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension and other postretirement benefit costs in future periods. Likewise, changes in assumptions regarding current discount rates and the expected long-term rate of return on plan assets could also increase or decrease recorded pension and other postretirement benefit costs.

     We account for our defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires amounts recognized in our financial statements to be determined on an actuarial basis. Changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

     The following chart reflects the sensitivities associated with a one percent increase or decrease in certain actuarial assumptions related to our defined benefit pension plans. Each sensitivity below reflects the impact of changing only that assumption. The chart shows the increase (decrease) each change in assumption would have on the 2002 Pinnacle West projected benefit obligation, the 2002 reported pension liability on the Pinnacle West Consolidated Balance Sheets and the 2002 reported annual pension expense, after consideration of amounts capitalized or billed to electric plant participants, on the Pinnacle West Consolidated Statements of Income (dollars in millions). In 2002, we represented 87% of the total cost of the plans.

                                                   Increase/(Decrease)
--------------------------------------------------------------------------------
                                           Impact on       Impact on   Impact on
                                       Projected Benefit    Pension     Pension
   Actuarial Assumption                    Obligation      Liability    Expense
--------------------------------------------------------------------------------
Discount rate:
     Increase 1%                              $(143)         $(107)      $  (4)
     Decrease 1%                                177            130           9
Expected long-term rate
  of return on plan assets:
     Increase 1%                                 --             --          (4)
     Decrease 1%                                 --             --           4

     At the end of each year, we determine the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate is selected by comparison to current yields on high-quality, long-term bonds. We changed our discount rate assumption from 7.5% at December 31, 2001 to 6.75% at December 31, 2002.

     In 2002, we assumed that the expected long-term rate of return on plan assets would be 10%. However, the plan assets have earned a rate of return substantially less than 10% in the last three years due to sharp declines in the equity markets. For 2003, we decreased our expected long-term rate of return on plan assets to 9%, as a result of continued declines in general equity and bond market returns.

     The following chart reflects the sensitivities associated with a one percent increase or decrease in certain actuarial assumptions related to our other postretirement benefit plans. Each sensitivity below reflects the impact of changing only that assumption. The chart shows the increase (decrease) each change in assumption would have on the 2002 Pinnacle West accumulated other postretirement benefit obligation and the 2002 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on the Pinnacle West Consolidated Statements of Income (dollars in millions). In 2002, we represented 87% of the total cost of this plan.

                                                  Increase/(Decrease)
--------------------------------------------------------------------------------
                                       Impact on Accumulated     Impact on Other
                                      Postretirement Benefit      Postretirement
       Actuarial Assumption                 Obligation           Benefit Expense
--------------------------------------------------------------------------------
Discount rate:
     Increase 1%                              $ (38)                 $  (2)
     Decrease 1%                                 43                      2
Health care cost trend rate (a):
     Increase 1%                                 54                      5
     Decrease 1%                                (43)                    (4)
Expected long-term rate of return
  on plan assets - pretax:
     Increase 1%                                 --                     (1)
     Decrease 1%                                 --                      1

(a) This assumes a 1% change in the initial and ultimate health care cost trend rate.

     The discount rate is selected by comparison to current yields on high-quality, long-term bonds. We changed our discount rate assumption from 7.5% at December 31, 2001 to 6.75% at December 31, 2002.

     In selecting our health care cost trend rate, we consider past performance and forecasts of health care costs. In 2002, we increased our initial health care cost trend rate to 8% from 7% based on an analysis of our actual plan experience. We also assume an ultimate health care cost trend rate of 5% is reached in 2007.

     In selecting the pretax expected long-term rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan. The market value of the plan assets has been affected by sharp declines in the equity markets. For 2003, we decreased our expected long-term rate of return on plan assets from 10% to 9%, as a result of continued declines in general equity and bond market returns.

     Pension and other postretirement benefit costs and cash funding requirements may increase in future years without a substantial recovery in the equity markets. Due to the actual investment performance of the pension and other postretirement benefit funds and the changes in the actuarial assumptions discussed above, we expect an increase of approximately $29 million before income taxes in 2003 expense over 2002. See Note 7 for further details about our pension and other postretirement benefit plans.

DERIVATIVE ACCOUNTING

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     We examine contracts at inception to determine the appropriate accounting treatment. If a contract does not meet the derivative criteria or if it qualifies for a SFAS No. 133 scope exception, we account for the contract on an accrual basis with associated revenues and costs recorded at the time the contracted commodities are delivered or received. SFAS No. 133 provides a scope exception for contracts that meet the normal purchases and sales criteria specified in the standard. Most of our non-trading electricity purchase and sales agreements qualify as normal purchases and sales and are exempted from recognition in the financial statements until the electricity is delivered.

     For contracts that qualify as a derivative and do not meet a SFAS No. 133 scope exception, we further examine the contract to determine if it will qualify for hedge accounting. Changes in the fair value of the effective portion of derivative instruments that qualify for cash flow hedge accounting treatment are recognized as either an asset or liability and in common stock equity (as a component of accumulated other comprehensive income (loss)). Gains and losses related to derivatives that qualify as cash flow hedges of expected transactions are recognized in revenue or purchased power and fuel expense as an offset to the related item being hedged when the underlying hedged physical transaction impacts earnings. If a contract does not meet the hedging criteria in SFAS No. 133, we recognize the changes in the fair value of the derivative instrument in income each period through mark-to-market accounting.

     On October 1, 2002, we adopted EITF 02-3, which rescinded EITF 98-10. As a result, our energy trading contracts that are derivatives continue to be accounted for at fair value under SFAS No. 133. Contracts that were previously marked-to-market as trading activities under EITF 98-10 that do not meet the accounting definition of a derivative are now accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received. Additionally, all gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Statements of Income on a net basis. The rescission of EITF 98-10 has no effect on the accounting for derivative instruments used for non-trading activities, which continue to be accounted for in accordance with SFAS No. 133. See "Other Accounting Matters - Accounting for Derivative and Trading Activities" below for details on the change in accounting for energy trading contracts. See Note 16 for further discussion on derivative accounting.

MARK-TO-MARKET ACCOUNTING

     Under mark-to-market accounting, the purchase or sale of energy commodities is reflected at fair market value, net of valuation adjustments, with resulting unrealized gains and losses recorded as assets and liabilities from risk management and trading activities in the Balance Sheets.

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

     For options, long-term contracts and other contracts for which price quotes are not available, we use models and other valuation methods. The valuation models we employ utilize spot prices, forward prices, historical market data and other factors to forecast future prices. The primary valuation technique we use to calculate the fair value of contracts where price quotes are not available is based on the extrapolation of forward pricing curves using observable market data for more liquid delivery points in the same region and actual transactions at the more illiquid delivery points. We also value option contracts using a variation of the Black-Scholes option-pricing model.

     For non-exchange traded contracts, we calculate fair market value based on the average of the bid and offer price, and we discount to reflect net present value. We maintain certain valuation adjustments for a number of risks associated with the valuation of future commitments. These include valuation adjustments for liquidity and credit risks based on the financial condition of counterparties. The liquidity valuation adjustment represents the cost that would be incurred if all unmatched positions were closed-out or hedged.

     A credit valuation adjustment is also recorded to represent estimated credit losses on our overall exposure to counterparties, taking into account netting arrangements; expected default experience for the credit rating of the counterparties; and the overall diversification of the portfolio. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that management believes minimize overall credit risk. Determination of the credit quality of counterparties is based upon a number of factors, including credit ratings, financial condition, project economics and collateral requirements. When applicable, we employ standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. See "Factors Affecting Our Financial Outlook - Market Risks - Commodity Price Risk" below and Note 16 for further discussion on credit risk.

     The use of models and other valuation methods to determine fair market value often requires subjective and complex judgment. Actual results could differ from the results estimated through application of these methods. Our practice is to hedge within timeframes established by the ERMC.

                            OTHER ACCOUNTING MATTERS

     ACCOUNTING FOR DERIVATIVE AND TRADING ACTIVITIES

     During 2002, the EITF discussed EITF 02-3 and reached a consensus on certain issues. EITF 02-3 rescinded EITF 98-10 and was effective October 25, 2002 for any new contracts, and on January 1, 2003 for existing contracts, with early adoption permitted. As a result, our energy trading contracts that are derivatives continue to be accounted for at fair value under SFAS No. 133. Contracts that were previously marked-to-market as trading activities under EITF 98-10 that do not meet the definition of a derivative are now accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received. Additionally, all gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Statements of Income on a net basis. The rescission of EITF 98-10 has no effect on the accounting for derivative instruments used for non-trading activities, which continue to be accounted for in accordance with SFAS No. 133. We adopted the EITF 02-3 guidance for all contracts in the fourth quarter of 2002. The impact of the guidance was immaterial to our financial statements.

     EITF 02-3 requires derivatives held for trading purposes, whether settled financially or physically, be reported in the income statement on a net basis. Previous guidance under EITF 98-10 permitted physically settled energy trading contracts to be reported either gross or net in the income statement. Beginning in the third quarter of 2002, we netted all of our energy trading activities on the Statements of Income and restated prior year amounts for all periods presented. Reclassification of such trading activity to a net basis of reporting resulted in reductions in both revenues and purchased power and fuel costs, but did not have any impact on our financial condition, results of operations or cash flows.

     In 2001, we adopted SFAS No. 133 and recorded a $15 million after-tax charge in net income and a $72 million after-tax credit in common stock equity (as a component of other comprehensive income), both as a cumulative effect of a change in accounting for derivatives. See Notes 1 and 16 for further information on accounting for derivatives under SFAS No. 133.

     ASSET RETIREMENT OBLIGATIONS

     On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires the fair value of asset retirement obligations to be recorded as a liability, along with an offsetting plant asset, when the obligation is incurred. Accretion of the liability due to the passage of time will be an operating expense and the capitalized cost is depreciated over the useful life of the long-lived asset. (See Note 1 for more information regarding our previous accounting for removal costs.)

     We determined that we have asset retirement obligations for our nuclear facilities (nuclear decommissioning) and certain other generation, transmission and distribution assets. On January 1, 2003 we recorded a liability of $219 million for our asset retirement obligations including the accretion impacts; a $67 million increase in the carrying amount of the associated assets; and a net reduction of $192 million in accumulated depreciation related primarily to the reversal of previously recorded accumulated decommissioning and other removal costs related to these obligations. Additionally, we recorded a regulatory liability of $40 million for our asset retirement obligations related to our regulated utility. This regulatory liability represents the difference between the amount currently being recovered in regulated rates and the amount calculated under SFAS No. 143. We believe we can recover in regulated rates the transition costs and ongoing current period costs calculated in accordance with SFAS No. 143.

     STOCK-BASED COMPENSATION

     In the third quarter of 2002, we began applying the fair value method of accounting for stock-based compensation, as provided for in SFAS No. 123, "Accounting for Stock-Based Compensation." We recorded approximately $333,000 in stock option expense before income taxes in our Statements of Income for 2002. See Notes 1 and 14 for further information on the impacts of adopting the fair value method provided in SFAS No. 123.

     VARIABLE INTEREST ENTITIES

     See "Liquidity and Capital Resources - Off-Balance Sheet Arrangements" and
Note 18 for discussion of VIEs.

     OTHER

     See Note 2 for discussion of other new accounting standards that are not expected to have a material impact on the Company.

                     FACTORS AFFECTING OUR FINANCIAL OUTLOOK

REGULATORY MATTERS

     GENERAL

     On September 21, 1999, the ACC approved Rules that provide a framework for the introduction of retail electric competition in Arizona. On September 23, 1999, the ACC approved a comprehensive settlement agreement among us and various parties related to the implementation of retail electric competition in Arizona. Under the Rules, as modified by the 1999 Settlement Agreement, we were required to transfer all of our competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates no later than December 31, 2002. Consistent with that requirement, we had been addressing the legal and regulatory requirements necessary to complete the transfer of our generation assets to Pinnacle West Energy on or before that date. On September 10, 2002, the ACC issued the Track A Order, which, among other things, directed us not to transfer our generation assets to Pinnacle West Energy.

     1999 SETTLEMENT AGREEMENT

     The 1999 Settlement Agreement has affected, and will affect, our results of operations. As part of the 1999 Settlement Agreement, we agreed to reduce retail electricity prices for standard-offer, full-service customers with loads less than three megawatts in a series of annual decreases of 1.5% on July 1, 1999 through July 1, 2003, for a total of 7.5%. For customers with loads three megawatts or greater, standard-offer rates were reduced in annual increments totaling 5% in the years 1999 through 2002.

     The 1999 Settlement Agreement also removed, as a regulatory disallowance, $234 million before income taxes ($183 million net present value) from ongoing regulatory cash flows. We recorded this regulatory disallowance as a net reduction of regulatory assets and reported it as a $140 million after-tax extraordinary charge on the 1999 Statement of Income. As discussed under "General Rate Case" below, we intend to seek recovery of this $234 million write-off in our next general rate case.

     Prior to the 1999 Settlement Agreement, the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004. The regulatory assets to be recovered under the 1999 Settlement Agreement are currently being amortized as follows (dollars in millions):

     1999      2000      2001      2002      2003      2004       Total
     -----     -----     -----     -----     -----     -----      -----
     $ 164     $ 158     $ 145     $ 115     $  86     $  18      $ 686

     See Note 3 for additional information regarding the 1999 Settlement Agreement.

     FINANCING APPLICATION

     On September 16, 2002, we filed an application with the ACC requesting the ACC to allow us to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or to Pinnacle West; to guarantee up to $500 million of Pinnacle West Energy's or Pinnacle West's debt; or a combination of both, not to exceed $500 million in the aggregate. In our application, we stated that the ACC's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between us and Pinnacle West Energy under different regulatory regimes results in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing that Pinnacle West provided to fund the construction of Pinnacle West Energy generation assets or from effectively competing in the wholesale markets. On March 27, 2003, the ACC authorized APS to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West Energy debt, or a combination of both, not to exceed $500 million in the aggregate. See "ACC Applications" in Note 3 for further discussion of the approval and related conditions.

     TRACK A ORDER

     On September 10, 2002, the ACC issued the Track A Order. See "Track A Order" in Note 3.

     COMPETITIVE PROCUREMENT PROCESS

     On September 10, 2002, the ACC issued an order that, among other things, established a requirement that we competitively procure certain power requirements. On March 14, 2003, the ACC issued the Track B Order, which documented the decision made by the ACC at its open meeting on February 27, 2003 addressing this requirement. Under the ACC's Track B Order, we will be required to solicit bids for certain estimated capacity and energy requirements for periods beginning July 1, 2003. For 2003, we will be required to solicit competitive bids for about 2,500 MW of capacity and about 4,600 gigawatt-hours of energy, or approximately 20% of our total retail energy requirements. The bid amounts are expected to increase in 2004 and 2005 based largely on growth in our retail load and our retail energy sales. The Track B Order also confirmed that it was "not intended to change the current rate base status of [APS'] existing assets." The order recognizes our right to reject any bids that are unreasonable, uneconomical or unreliable.

     We expect to issue requests for proposals in March 2003 and to complete the selection process by June 1, 2003. Pinnacle West Energy will be eligible to bid to supply our electricity requirements. See "Track B Order" in Note 3 for additional information.

     GENERAL RATE CASE

     As required by the 1999 Settlement Agreement, on or before June 30, 2003, we will file a general rate case with the ACC. In this rate case, we will update our cost of service and rate design. In addition, we expect to seek:

     * rate base treatment of certain power plants currently owned by Pinnacle West Energy (specifically, Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3);

     * recovery of the $234 million pretax asset write-off recorded by us as part of the 1999 Settlement Agreement ($140 million extraordinary charge recorded on the 1999 Statement of Income); and

     * recovery of costs incurred by us in preparation for the previously required transfer of generation assets to Pinnacle West Energy.

We assume that the ACC will make a decision in this general rate case by the end of 2004.

     WHOLESALE POWER MARKET CONDITIONS

     The marketing and trading division, which was moved to us in early 2003 for future marketing and trading activities (existing wholesale contracts will remain at Pinnacle West) as a result of the ACC's Track A Order prohibiting our transfer of generating assets to Pinnacle West Energy, focuses primarily on managing our purchased power and fuel risks in connection with our costs of serving retail customer demand. Additionally, the marketing and trading division, subject to specified parameters, markets, hedges and trades in electricity, fuels and emission allowances and credits. Earnings contributions from Pinnacle West's marketing and trading division were lower in 2002 compared to 2001 due to weak wholesale power market conditions in the western United States, which included a lack of market liquidity, fewer creditworthy counterparties, lower wholesale market prices and resulting decreases in sales volumes. Our 2003 earnings will be affected by the strength (or weakness) of the wholesale power market.

     FACTORS AFFECTING OPERATING REVENUES

     GENERAL Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona and from competitive retail and wholesale bulk power markets in the western United States. These revenues are expected to be affected by electricity sales volumes related to customer mix, customer growth and average usage per customer as well as electricity prices and variations in weather from period to period.

     CUSTOMER GROWTH Customer growth in our service territory averaged about 3.6% a year for the three years 2000 through 2002; we currently expect customer growth to average about 3.5 % per year from 2003 to 2005. We currently estimate that retail electricity sales in kilowatt-hours will grow 3.5% to 5.5% a year in 2003 through 2005, before the retail effects of weather variations. The customer growth and sales growth referred to in this paragraph applies to energy delivery customers. As previously noted, under the 1999 Settlement Agreement, we agreed to retail electricity price reductions of 1.5% annually through July 1, 2003 (see Note 3).

     OTHER FACTORS AFFECTING FUTURE FINANCIAL RESULTS

     PURCHASED POWER AND FUEL COSTS Purchased power and fuel costs are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, prevailing market prices and our hedging program for managing such costs.

     OPERATIONS AND MAINTENANCE EXPENSES Operations and maintenance expenses are expected to be affected by sales mix and volumes, power plant additions and operations, inflation, outages, higher trending pension and other postretirement benefit costs and other factors. In July 2002, we implemented a voluntary workforce reduction as part of our cost reduction program. We recorded $34 million before taxes in voluntary severance costs in the second half of 2002. In addition, we are expecting to produce annual operating expense savings of approximately $30 million beginning in 2003 as a result of this workforce reduction.

     DEPRECIATION AND AMORTIZATION EXPENSES Depreciation and amortization expenses are expected to be affected by net additions to existing utility plant and other property and changes in regulatory asset amortization. The regulatory assets to be recovered under the 1999 Settlement Agreement are currently being amortized as follows (dollars in millions):

     1999      2000      2001      2002      2003      2004       Total
     -----     -----     -----     -----     -----     -----      -----
     $ 164     $ 158     $ 145     $ 115     $  86     $  18      $ 686

     PROPERTY TAXES Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in-service and under construction. The average property tax rate was 9.7% of assessed value for 2002 and 9.3% for 2001. We expect property taxes to increase primarily due to our additions to existing facilities.

     INTEREST EXPENSE Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels in the next several years are expected to be our capital requirements and our internally-generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop recording capitalized interest on a project when it is placed in commercial operation. Interest expense is affected by interest rates on variable-rate debt. We are continuing to evaluate our construction program.

     RETAIL COMPETITION The regulatory developments and legal challenges to the Rules discussed in Note 3 have raised considerable uncertainty about the status and pace of retail electric competition in Arizona. Although some very limited retail competition existed in our service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to our customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter our service territory.

     GENERAL Our financial results may be affected by a number of broad factors. See "Forward-Looking Statements" below for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

MARKET RISKS

     Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by the nuclear decommissioning trust fund and the pension plans.

     INTEREST RATE AND EQUITY RISK

     Our major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and interest earned by our pension plan (see Note 7) and nuclear decommissioning trust fund (see Note 11). Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The pension plan and nuclear decommissioning fund also have risks associated with changing market values of equity investments. Pension and nuclear decommissioning costs are recovered in regulated electricity prices. See "Critical Accounting Policies - Pension and Other Postretirement Benefit Accounting" for a sensitivity analysis on the long-term rate of return on plan assets.

     The tables below present contractual balances of our long-term debt and commercial paper at the expected maturity dates as well as the fair value of those instruments on December 31, 2002 and 2001. The interest rates presented in the tables below represent the weighted average interest rates for the years ended December 31, 2002 and 2001.

Expected Maturity/Principal Repayment
December 31, 2002
(dollars in thousands)

                                                   Variable-Rate              Fixed-Rate
                        Short-Term Debt            Long-Term Debt           Long-Term Debt
                    -----------------------   -----------------------   -----------------------
                     Interest                  Interest                  Interest
                      Rates        Amount       Rates        Amount        Rates       Amount
                    ----------   ----------   ----------   ----------   ----------   ----------
2003                             $       --                $       --      5.86%     $    3,503
2004                                     --                        --      6.16%        208,300
2005                                     --                        --      7.27%        403,300
2006                                     --                        --      6.72%         86,517
2007                                     --                        --      5.78%          2,227
Years thereafter                         --      3.17%        386,860      6.08%      1,136,473
                                 ----------                ----------                ----------
Total                            $       --                $  386,860                $1,840,320
                                 ==========                ==========                ==========
Fair Value                       $       --                $  386,860                $1,937,244
                                 ==========                ==========                ==========

Expected Maturity/Principal Repayment
December 31, 2001
(dollars in thousands)

                                                   Variable-Rate              Fixed-Rate
                        Short-Term Debt            Long-Term Debt           Long-Term Debt
                    -----------------------   -----------------------   -----------------------
                     Interest                  Interest                  Interest
                      Rates        Amount       Rates        Amount        Rates       Amount
                    ----------   ----------   ----------   ----------   ----------   ----------
2002                   4.72%     $  171,162                $       --      8.10%     $  125,451
2003                     --              --                        --      6.18%            337
2004                     --              --                        --      6.08%        205,185
2005                     --              --                        --      7.59%        400,185
2006                     --              --                        --      6.77%         83,880
Years thereafter         --              --      2.60%        476,860      6.73%        787,894
                                 ----------                ----------                ----------
Total                            $  171,162                $  476,860                $1,602,932
                                 ==========                ==========                ==========
Fair Value                       $  171,162                $  476,860                $1,621,937
                                 ==========                ==========                ==========

COMMODITY PRICE RISK

     We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. The ERMC, consisting of senior officers, oversees company-wide energy risk management activities and monitors the results of marketing and trading activities to ensure compliance with our stated energy risk management and trading policies. As part of our risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     Prior to October 1, 2002, we accounted for our energy trading contracts at fair value in accordance with EITF 98-10. On October 1, 2002, we adopted EITF 02-3, which rescinded EITF 98-10. As a result, our energy trading contracts that are derivatives continue to be accounted for at fair value under SFAS No. 133. Contracts that were previously marked-to-market as trading activities under EITF 98-10 that do not meet the definition of a derivative are now accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received. Additionally, all gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Statements of Income on a net basis. The rescission of EITF 98-10 has no effect on the accounting for derivative instruments used for non-trading activities, which continue to be accounted for in accordance with SFAS No. 133. See Note 16 for details on the change in accounting for energy trading contracts and further discussion regarding derivative accounting.

     Both non-trading and trading derivatives are classified as assets and liabilities from risk management and trading activities in the Balance Sheets. For non-trading derivative instruments that qualify for hedge accounting treatment, changes in the fair value of the effective portion are recognized in common stock equity (as a component of accumulated other comprehensive income
(loss)). Non-trading derivatives, or any portion thereof, that are not effective hedges are adjusted to fair value through income. Gains and losses related to non-trading derivatives that qualify as cash flow hedges of expected transactions are recognized in revenue or purchased power and fuel expense as an offset to the related item being hedged when the underlying hedged physical transaction impacts earnings. If it becomes probable that a forecasted transaction will not occur, we discontinue the use of hedge accounting and recognize in income the unrealized gains and losses that were previously recorded in other comprehensive income (loss). In the event a non-trading derivative is terminated or settled, the unrealized gains and losses remain in other comprehensive income (loss), and are recognized in income when the underlying transaction impacts earnings.

     Derivatives associated with trading activities are adjusted to fair value through income. Derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business are exempt from the requirements of SFAS No. 133 under the normal purchase and sales exception and are not reflected on the balance sheet at fair value. Most of our non-trading electricity purchase and sales agreements qualify as normal purchases and sales and are exempted from recognition in the financial statements until the electricity is delivered.

     Our assets and liabilities from risk management and trading activities are presented in two categories consistent with our business segments:

     * System - our regulated electricity business segment, which consists of non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for our Native Load requirements; and

     * Marketing and Trading - our non-regulated, competitive business segment, which includes both non-trading and trading derivative instruments.

     The following tables show the changes in mark-to-market of our system and marketing and trading derivative positions in 2002 and 2001 (dollars in millions):

                                                                   Marketing and
                                                      System          Trading
                                                    ----------       ----------
Mark-to-market of net positions
  at December 31, 2001                              $     (107)      $       --
Change in mark-to-market losses for
  future period deliveries                                 (22)              --
Changes in cash flow hedges
  recorded in OCI                                           64               --
Ineffective portion of changes in fair value
  recorded in earnings                                       8               --
Mark-to-market losses realized
  during the year                                            7               --
                                                    ----------       ----------
Mark-to-market of net positions
  at December 31, 2002                              $      (50)      $       --
                                                    ==========       ==========

                                                                   Marketing and
                                                      System          Trading
                                                    ----------       ----------
Mark-to-market of net positions
  at December 31, 2000                              $       --       $       12
Cumulative effect adjustment due to
  adoption of SFAS No. 133                                  95               --
Change in mark-to-market (losses)/gains for
  future period deliveries                                 (12)              85
Changes in cash flow hedges
  recorded in OCI                                         (166)              --
Ineffective portion of changes in fair value
  recorded in earnings                                      (6)              --
Mark-to-market (gains)/losses realized
  during the year                                          (18)               7
Transfer of marketing and trading balance to
  Pinnacle West marketing and trading                       --             (104)
                                                    ----------       ----------
Mark-to-market of net positions
  at December 31, 2001                              $     (107)      $       --
                                                    ==========       ==========

     As of December 31, 2002, a hypothetical adverse price movement of 10% in the market price of our risk management and trading assets and liabilities would have decreased the fair market value of these contracts by approximately $16 million, compared to a $23 million decrease that would have been realized as of December 31, 2001. A hypothetical favorable price movement of 10% would have increased the fair market value of these contracts by approximately $18 million, compared to a $23 million increase that would have been realized as of December 31, 2001. These contracts are hedges of our forecasted purchases of natural gas. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.

CREDIT RISK

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We use a risk management process to assess and monitor the financial exposure related to our counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties. See "Critical Accounting Policies - Mark-to-Market Accounting" above for a discussion of our credit valuation adjustment policy.

RISK FACTORS

     Exhibit 99.3, which is hereby incorporated by reference, contains a discussion of risk factors affecting the Company.

FORWARD-LOOKING STATEMENTS

     The above discussion contains forward-looking statements based on current expectations and we assume no obligation to update these statements or make any further statements on any of these issues, except as required by applicable laws. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition; the outcome of regulatory and legislative proceedings relating to the restructuring; state and federal regulatory and legislative decisions and actions, including price caps and other market constraints imposed by the FERC; regional economic and market conditions, including the California energy situation and completion of generation construction in the region, which could affect customer growth and the cost of power supplies; the cost of debt and equity capital and access to capital markets; weather variations affecting local and regional customer energy usage; the effect of conservation programs on energy usage; power plant performance; our ability to compete successfully outside traditional regulated markets (including the wholesale market); our ability to manage our marketing and trading activities and the use of derivative contracts in our business; technological developments in the electric industry; the performance of the stock market, which affects the amount of our required contributions to our pension plan and nuclear decommissioning trust funds; and other uncertainties, all of which are difficult to predict and many of which are beyond our control.

                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     See "Factors Affecting Our Financial Outlook - Market Risks" in Item 7 for a discussion of quantitative and qualitative disclosures about market risk.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report................................................. 56
Statements of Income for 2002, 2001 and 2000................................. 57
Balance Sheets as of December 31, 2002 and 2001.............................. 58
Statements of Cash Flows for 2002, 2001 and 2000............................. 60
Statements of Changes in Common Stock Equity for 2002, 2001 and 2000......... 61
Notes to Financial Statements................................................ 62
Financial Statement Schedule for 2002, 2001 and 2000 Schedule II - Reserve
  for 2002, 2001 and 2000....................................................110

See Note 12 for the selected quarterly financial data required to be presented in this Item.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and the Stockholder of Arizona Public Service Company
Phoenix, Arizona

     We have audited the accompanying balance sheets of Arizona Public Service Company (the "Company") as of December 31, 2002 and 2001 and the related statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Arizona Public Service Company at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 16 to the financial statements, in 2001 Arizona Public Service Company changed its method of accounting for derivatives and hedging activities in order to comply with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 3, 2003 (March 14, 26 and 27, 2003 as to Note 20)

                         ARIZONA PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME

                                                  YEAR ENDED DECEMBER 31,
                                       --------------------------------------------
                                           2002            2001            2000
                                       ------------    ------------    ------------
Electric Operating Revenues:
  Regulated electricity segment        $  2,059,339    $  2,562,088    $  2,538,750
  Marketing and trading segment              34,054         549,240         395,392
                                       ------------    ------------    ------------
    Total                                 2,093,393       3,111,328       2,934,142
                                       ------------    ------------    ------------

Purchased Power and Fuel Costs:
  Regulated electricity segment             595,368       1,227,188       1,065,596
  Marketing and trading segment              32,662         313,991         267,032
                                       ------------    ------------    ------------
    Total                                   628,030       1,541,179       1,332,628
                                       ------------    ------------    ------------

Operating Revenues less Purchased
  Power and Fuel Costs                    1,465,363       1,570,149       1,601,514
                                       ------------    ------------    ------------

Other Operating Expenses:
  Operations and maintenance                495,845         465,561         430,092
  Depreciation and amortization             399,640         420,893         425,479
  Income taxes (Note 4)                     132,953         183,640         199,977
  Other taxes                               107,925         101,077          99,730
                                       ------------    ------------    ------------
    Total                                 1,136,363       1,171,171       1,155,278
                                       ------------    ------------    ------------

Operating Income                            329,000         398,978         446,236
                                       ------------    ------------    ------------

Other Income (Deductions):
  Other income (Note 17)                      5,149          20,207           9,690
  Other expense (Note 17)                   (19,338)        (20,790)        (20,547)
  Income taxes (Note 4)                       6,148             504           4,312
                                       ------------    ------------    ------------
    Total                                    (8,041)            (79)         (6,545)
                                       ------------    ------------    ------------

Income Before Interest Deduction            320,959         398,899         439,691
                                       ------------    ------------    ------------

Interest Deductions:
  Interest on long-term debt                128,462         126,118         134,431
  Interest on short-term borrowings           5,416           4,407           7,455
  Debt discount, premium and expense          2,888           2,650           2,105
  Capitalized interest                      (15,150)        (14,964)        (10,894)
                                       ------------    ------------    ------------
    Total                                   121,616         118,211         133,097
                                       ------------    ------------    ------------
Income Before Accounting Change             199,343         280,688         306,594

Cumulative Effect of Change in
  Accounting for Derivatives -
  net of income taxes of $9,892                  --         (15,201)             --
                                       ------------    ------------    ------------
Net Income                             $    199,343    $    265,487    $    306,594
                                       ============    ============    ============

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                                     ASSETS

                                                                  DECEMBER 31,
                                                         ----------------------------
                                                             2002            2001
                                                         ------------    ------------
                                                            (DOLLARS IN THOUSANDS)
Utility Plant (Notes 1, 8 and 9)
  Electric plant in service and held for future use      $  8,299,131    $  7,935,206
  Less accumulated depreciation and amortization            3,442,571       3,287,333
                                                         ------------    ------------
    Total                                                   4,856,560       4,647,873

  Construction work in progress                               329,089         321,305
  Intangible assets, net of accumulated amortization
    (Note 19)                                                  93,259          83,135
  Nuclear fuel, net of accumulated amortization of
    $102,821 and $99,185                                        7,466           6,933
                                                         ------------    ------------
    Utility Plant - net                                     5,286,374       5,059,246
                                                         ------------    ------------

Investments and Other Assets
  Decommissioning trust accounts (Note 11)                    194,440         202,036
  Assets from risk management and trading activities -
    long-term                                                  31,622           2,082
  Other assets                                                 19,964          76,322
                                                         ------------    ------------
    Total Investments and Other Assets                        246,026         280,440
                                                         ------------    ------------

Current Assets:
  Cash and cash equivalents                                    42,549          16,821
  Accounts receivable:
    Service customers                                         136,945         182,749
    Other (Note 1)                                            202,597          55,016
    Allowance for doubtful accounts                            (1,341)         (3,349)
  Accrued utility revenues                                     72,915          76,131
  Materials and supplies (at average cost)                     79,985          81,215
  Fossil fuel (at average cost)                                28,185          27,023
  Deferred income taxes (Note 4)                                4,094              --
  Assets from risk management and trading activities           39,616          10,097
  Other                                                        45,361          42,009
                                                         ------------    ------------
    Total Current Assets                                      650,906         487,712
                                                         ------------    ------------

Deferred Debits:
  Regulatory assets (Notes 1 and 3)                           241,045         342,383
  Unamortized debt issue costs                                 16,696          13,163
  Other                                                        80,760          42,789
                                                         ------------    ------------

    Total Deferred Debits                                     338,501         398,335
                                                         ------------    ------------

Total Assets                                             $  6,521,807    $  6,225,733
                                                         ============    ============

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS
                             LIABILITIES AND EQUITY

                                                              DECEMBER 31,
                                                      ----------------------------
                                                          2002            2001
                                                      ------------    ------------
                                                         (DOLLARS IN THOUSANDS)
Capitalization:
  Common stock                                        $    178,162    $    178,162
  Additional paid-in capital                             1,246,804       1,246,804
  Retained earnings                                        819,632         790,289
  Accumulated other comprehensive loss:
      Minimum pension liability adjustment                 (61,487)           (966)
      Derivative instruments                               (23,799)        (63,599)
                                                      ------------    ------------
    Common stock equity                                  2,159,312       2,150,690
  Long-term debt less current maturities (Note 6)        2,217,340       1,949,074
                                                      ------------    ------------
    Total Capitalization                                 4,376,652       4,099,764
                                                      ------------    ------------

Current Liabilities:
  Commercial paper (Note 5)                                     --         171,162
  Current maturities of long-term debt (Note 6)              3,503         125,451
  Accounts payable                                         118,133          98,959
  Accrued taxes                                             82,557         107,595
  Accrued interest                                          42,608          41,043
  Customer deposits                                         39,865          28,664
  Deferred income taxes (Note 4)                                --           3,244
  Liabilities from risk management and trading
    activities                                              59,773          21,840
  Other                                                     51,820          18,798
                                                      ------------    ------------
    Total Current Liabilities                              398,259         616,756
                                                      ------------    ------------

Deferred Credits and Other:
  Deferred income taxes (Note 4)                         1,225,552       1,023,079
  Liabilities from risk management and trading
    activities                                              36,678          95,159
  Unamortized gain - sale of utility plant (Note 8)         59,484          64,060
  Customer advances for construction                        45,513          69,293
  Pension liability (Note 7)                               156,442          30,247
  Other                                                    223,227         227,375
                                                      ------------    ------------
    Total Deferred Credits and Other                     1,746,896       1,509,213
                                                      ------------    ------------

Commitments and Contingencies (Notes 3, 10 and 11)

Total Liabilities and Equity                          $  6,521,807    $  6,225,733
                                                      ============    ============

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           2002            2001            2000
                                                       ------------    ------------    ------------
                                                                  (DOLLARS IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income                                           $    199,343    $    265,487    $    306,594
  Items not requiring cash:
    Depreciation and amortization                           399,640         420,893         425,479
    Nuclear fuel amortization                                31,185          28,362          30,083
    Deferred income taxes                                   206,767         (26,516)        (65,726)
    Change in mark-to-market                                  2,957        (100,030)        (11,752)
    Cumulative effect of change in
      accounting - net of income taxes                           --          15,201              --
  Changes in certain current assets and liabilities:
    Accounts receivable                                    (102,450)        302,283        (209,705)
    Materials, supplies and fossil fuel                          68         (16,867)            475
    Other current assets                                       (136)         (5,160)        (26,682)
    Accounts payable                                         15,372        (190,141)        101,558
    Accrued taxes                                           (25,038)          1,080          43,657
    Accrued interest                                          1,565           1,555           7,189
    Other current liabilities                                44,224         (58,361)        101,685
  Increase in regulatory assets                             (11,029)        (17,516)        (14,138)
  Change in risk management trading - assets                (22,570)         10,730          13,181
  Change in customer advances                               (23,780)         28,599           2,544
  Change in pension liability                                 5,415         (30,346)        (18,373)
  Change in other net long-term assets                      (18,923)        (14,192)         64,998
  Change in other net long-term liabilities                   1,902          (9,986)        (27,396)
                                                       ------------    ------------    ------------
    Net cash provided by operating activities               704,512         605,075         723,671
                                                       ------------    ------------    ------------
Cash Flows from Investing Activities:
  Capital expenditures                                     (490,156)       (465,360)       (464,368)
  Capitalized interest                                      (15,150)        (14,964)        (10,894)
  Other                                                      44,918         (41,926)        (72,189)
                                                       ------------    ------------    ------------
    Net cash used for investing activities                 (460,388)       (522,250)       (547,451)
                                                       ------------    ------------    ------------
Cash Flows from Financing Activities:
  Issuance of long-term debt                                459,926         396,072         300,000
  Short-term borrowings                                    (171,162)         89,062          43,800
  Dividends paid on common stock                           (170,000)       (170,000)       (170,000)
  Repayment and reacquisition of long-term debt            (337,160)       (383,747)       (354,888)
                                                       ------------    ------------    ------------
    Net cash used for financing activities                 (218,396)        (68,613)       (181,088)
                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents         25,728          14,212          (4,868)
Cash and cash equivalents at beginning of year               16,821           2,609           7,477
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year               $     42,549    $     16,821    $      2,609
                                                       ============    ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (excluding capitalized interest)          $    117,081    $    114,094    $    123,895
    Income taxes paid/(refunded) (Note 4)              $    (54,283)   $    212,989    $    222,866

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                  STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
              For the Years Ended December 31, 2002, 2001 and 2000
                             (dollars in thousands)

                                                   2002            2001            2000
                                               ------------    ------------    ------------
COMMON STOCK                                   $    178,162    $    178,162    $    178,162
                                               ------------    ------------    ------------

ADDITIONAL PAID-IN CAPITAL                        1,246,804       1,246,804       1,246,804
                                               ------------    ------------    ------------

RETAINED EARNINGS
Balance at beginning of year                        790,289         694,802         558,208
Net income                                          199,343         265,487         306,594
Common stock dividends                             (170,000)       (170,000)       (170,000)
                                               ------------    ------------    ------------
Balance at end of year                              819,632         790,289         694,802
                                               ------------    ------------    ------------

ACCUMULATED OTHER
  COMPREHENSIVE LOSS
Balance at beginning of year                        (64,565)             --              --
Minimum pension liability adjustment, net of
  tax of $39,696 and $634                           (60,521)           (966)             --
Cumulative effect of a change in accounting
  for derivatives, net of tax of $47,404 in
                                        2001             --          72,274              --
Unrealized gain/(loss) on derivative
  instruments, net of tax of $25,426 and
  $71,720                                            38,764        (109,346)             --
Reclassification of realized (gain)/loss to
  income, net of tax of $679 and $17,399              1,036         (26,527)             --
                                               ------------    ------------    ------------
Balance at end of year                              (85,286)        (64,565)             --
                                               ------------    ------------    ------------

TOTAL COMMON STOCK EQUITY                      $  2,159,312    $  2,150,690    $  2,119,768
                                               ============    ============    ============

COMPREHENSIVE INCOME
Net income                                     $    199,343    $    265,487    $    306,594
Other comprehensive loss                            (20,721)        (64,565)             --
                                               ------------    ------------    ------------
Comprehensive income                           $    178,622    $    200,922    $    306,594
                                               ============    ============    ============

See Notes to Financial Statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     We are an electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of the Tucson metropolitan area and about half of the Phoenix metropolitan area. Electricity is delivered through a distribution system owned by us. We also generate, sell and deliver electricity to wholesale customers in the western United States. In early 2003, the marketing and trading division was moved from Pinnacle West to us for future marketing and trading activities (existing wholesale contracts will remain at Pinnacle West) as a result of the ACC's Track A Order prohibiting the previously required transfer of our generating assets to Pinnacle West Energy (see Note 3 for a discussion of the Track A Order). Our marketing and trading division sells, in the wholesale market, our and Pinnacle West Energy's generation output that is not needed for our Native Load, which includes loads for retail customers and cost-of-service wholesale customers. We do not distribute any products. Pinnacle West owns all of our outstanding stock.

     During 2001, we transferred most of our marketing and trading activities to Pinnacle West, which approximated $219 million in assets and $149 million in liabilities. From time to time, we enter into transactions with Pinnacle West or Pinnacle West's subsidiaries. The following table summarizes the amounts included in the Statements of Income and Balance Sheets related to transactions with affiliated companies (dollars in millions):

                                                         For the year ended
                                                             December 31,
                                                    ----------------------------
                                                     2002       2001       2000
                                                    ------     ------     ------
Electric operating revenues:
  Pinnacle West - marketing and trading             $   85     $   50     $   --
  APS Energy Services                                   --         15         26
                                                    ------     ------     ------
Total                                               $   85     $   65     $   26
                                                    ======     ======     ======

Purchased power and fuel costs:
  Pinnacle West - marketing and trading             $  135     $   50     $   --
  Pinnacle West Energy                                  --         14         --
                                                    ------     ------     ------
Total                                               $  135     $   64     $   --
                                                    ======     ======     ======

                                                        As of December 31,
                                                        ------------------
                                                         2002        2001
                                                        ------      ------
     Net intercompany receivables/(payables):
       Pinnacle West - marketing and trading            $  135      $   13
       Pinnacle West                                        (1)        (11)
       Pinnacle West Energy                                 (1)          1
       APS Energy Services                                  --          13
                                                        ------      ------
     Total                                              $  133      $   16
                                                        ======      ======

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     Electric revenues include sales of electricity to affiliated companies at contract prices. Purchased power includes purchases of electricity from affiliated companies at contract prices. Intercompany receivables primarily include the amounts related to the transfer of marketing and trading activities discussed above and intercompany sales of electricity. Intercompany payables primarily include amounts related to the purchase of electricity. Intercompany receivables and payables are generally settled on a current basis in cash.

ACCOUNTING RECORDS AND USE OF ESTIMATES

     Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain prior year amounts to conform to the current year presentation.

DERIVATIVE ACCOUNTING

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     We examine contracts at inception to determine the appropriate accounting treatment. If a contract does not meet the derivative criteria or if it qualifies for a SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," scope exception, we account for the contract on an accrual basis with associated revenues and costs recorded at the time the contracted commodities are delivered or received. SFAS No. 133 provides a scope exception for contracts that meet the normal purchases and sales criteria specified in the standard. Most of our non-trading electricity purchase and sales agreements qualify as normal purchases and sales and are exempted from recognition in the financial statements until the electricity is delivered.

     For contracts that qualify as a derivative and do not meet a SFAS No. 133 scope exception, we further examine the contract to determine if it will qualify for hedge accounting. Changes in the fair value of the effective portion of derivative instruments that qualify for cash flow hedge accounting treatment are recognized as either an asset or liability and in common stock equity (as a component of accumulated other comprehensive income (loss)). Gains and losses related to derivatives that qualify as cash flow hedges of expected transactions are recognized in revenue or purchased power and fuel expense as an offset to the related item being hedged when the underlying hedged physical transaction

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

impacts earnings. If a contract does not meet the hedging criteria in SFAS No. 133, we recognize the changes in the fair value of the derivative instrument in income each period through mark-to-market accounting.

     On October 1, 2002, we adopted EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," which rescinded EITF 98-10. As a result, our energy trading contracts that are derivatives continue to be accounted for at fair value under SFAS No. 133. Contracts that were previously marked-to-market as trading activities under EITF 98-10 that do not meet the definition of a derivative are now accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received. Additionally, all gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Statements of Income on a net basis. The rescission of EITF 98-10 has no effect on the accounting for derivative instruments used for non-trading activities, which continue to be accounted for in accordance with SFAS No. 133. See Note 16 for more details on the change in accounting for energy trading contracts and for further discussion on derivative accounting.

MARK-TO-MARKET ACCOUNTING

     Under mark-to-market accounting, the purchase or sale of energy commodities is reflected at fair market value, net of valuation adjustments, with resulting unrealized gains and losses recorded as assets and liabilities from risk management and trading activities in the Balance Sheets.

     We determine fair market value using actively-quoted prices when available. We consider quotes for exchange-traded contracts and over-the-counter quotes obtained from independent brokers to be actively-quoted.

     When actively-quoted prices are not available, we use prices provided by other external sources. This includes quarterly and calendar year quotes from independent brokers. We convert quarterly and calendar year quotes into monthly prices based on historical relationships.

     For options, long-term contracts and other contracts for which price quotes are not available, we use models and other valuation methods. The valuation models we employ utilize spot prices, forward prices, historical market data and other factors to forecast future prices. The primary valuation technique we use to calculate the fair value of contracts where price quotes are not available is based on the extrapolation of forward pricing curves using observable market data for more liquid delivery points in the same region and actual transactions at the more illiquid delivery points. We also value option contracts using a variation of the Black-Scholes option-pricing model.

     For non-exchange traded contracts, we calculate fair market value based on the average of the bid and offer price, and we discount to reflect net present value. We maintain certain valuation adjustments for a number of risks associated with the valuation of future commitments. These include valuation adjustments for liquidity and credit risks based on the financial condition of counterparties. The liquidity valuation adjustment represents the cost that would be incurred if all unmatched positions were closed-out or hedged.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     A credit valuation adjustment is also recorded to represent estimated credit losses on our overall exposure to counterparties, taking into account netting arrangements, expected default experience for the credit rating of the counterparties and the overall diversification of the portfolio. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that management believes minimize overall credit risk. Determination of the credit quality of counterparties is based upon a number of factors, including credit ratings, financial condition, project economics and collateral requirements. When applicable, we employ standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. See Note 16 for further discussion on credit risk.

     The use of models and other valuation methods to determine fair market value often requires subjective and complex judgment. Actual results could differ from the results estimated through application of these methods. Our practice is to hedge within timeframes established by the ERMC.

REGULATORY ACCOUNTING

     We are regulated by the ACC and the FERC. The accompanying financial statements reflect the rate-making policies of these commissions. For regulated operations, we prepare our financial statements in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. As a result, we capitalize certain costs that would be included as expense in the current period by unregulated companies. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections of costs not likely to be incurred.

     We are required to discontinue applying SFAS No. 71 when deregulatory legislation is passed or a rate order is issued that contains sufficient detail to determine its effect on the portion of the business being deregulated. In 1999, we discontinued the application of SFAS No. 71 for our generation operations due to the 1999 Settlement Agreement with the ACC. See Note 3 for a discussion of the 1999 Settlement Agreement.

     As a result, we tested the generation assets for impairment and determined the generation assets were not impaired. Pursuant to the 1999 Settlement Agreement, a regulatory disallowance removed $234 million pretax ($183 million net present value) from ongoing regulatory cash flows and was recorded as a net reduction of regulatory assets. This reduction ($140 million after income taxes) was reported as an extraordinary charge on the 1999 Statements of Income.

     In 2002, the ACC directed us not to transfer our generation assets, as previously required by the 1999 Settlement Agreement (see "Track A Order" in
Note 3). Accordingly, we now consider our generation to be cost-based, rate-regulated and subject to the requirements of SFAS No. 71. The impact of this change was immaterial to our financial statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     Management continually assesses whether our regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction. This determination reflects the current political and regulatory climate in the state and is subject to change in the future. If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings.

     Prior to the 1999 Settlement Agreement, the ACC accelerated the amortization of substantially all of our regulatory assets to an eight-year period that would have ended June 30, 2004. The regulatory assets to be recovered under the 1999 Settlement Agreement are currently being amortized as follows (dollars in millions):

     1999      2000      2001      2002      2003      2004       Total
     -----     -----     -----     -----     -----     -----      -----
     $ 164     $ 158     $ 145     $ 115     $  86     $  18      $ 686

     Regulatory assets are reported as deferred debits on the Balance Sheets. As of December 31, 2002 and 2001, they are comprised of the following (dollars in millions):

                                                                 December 31,
                                                               -----------------
                                                                2002       2001
                                                               ------     ------
Remaining balance recoverable under the 1999
     Settlement Agreement (a)                                  $  104     $  219
Spent nuclear fuel storage (Note 10)                               46         43
Electric industry restructuring transition costs (Note 3)          40         34
Other                                                              51         46
                                                               ------     ------
     Total regulatory assets                                   $  241     $  342
                                                               ======     ======

(a) The majority of our unamortized regulatory assets above relates to deferred income taxes (see Note 4) and rate synchronization cost deferrals (see "Rate Synchronization Cost Deferrals" below).

     Regulatory liabilities are included in deferred credits and other on the Balance Sheets. As of December 31, 2002 and 2001, they are comprised of the following (dollars in millions):

                                                                 December 31,
                                                               -----------------
                                                                2002       2001
                                                               ------     ------
Deferred gains on utility property                             $   20     $   20
Other                                                               6          7
                                                               ------     ------
     Total regulatory liabilities                              $   26     $   27
                                                               ======     ======

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

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

UTILITY PLANT AND DEPRECIATION

     Utility plant is the term we use to describe the business property and equipment that supports electric service, consisting primarily of generation, transmission and distribution facilities. We report utility plant at its original cost, which includes:

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

     We record depreciation on utility property on a straight-line basis over the remaining useful life of the related assets. The approximate remaining average useful lives of our utility property at December 31, 2002 were as follows:

     *    Fossil plant - 20 years;
     *    Nuclear plant - 22 years
     *    Transmission - 34 years
     *    Distribution - 28 years; and
     *    Other utility property - 9 years

     For the years 2000 through 2002 the depreciation rates, as prescribed by our regulators, ranged from a low of 1.51% to a high of 20%. The weighted-average rate was 3.35% for 2002, 3.40% for 2001 and 2000. We depreciate non-utility property and equipment over the estimated useful lives of the related assets, ranging from 3 to 30 years.

CAPITALIZED INTEREST

     Capitalized interest represents the cost of debt funds used to finance construction projects. Plant construction costs, including capitalized interest, are expensed through depreciation when completed projects are placed into commercial operation. Capitalized interest does not represent current cash

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

earnings. The rate used to calculate capitalized interest was a composite rate of 5.28% for 2002, 6.26% for 2001 and 6.62% for 2000.

ELECTRIC REVENUES

     Revenues related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. However, the determination of energy sales to individual Native Load customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading and the corresponding unbilled revenue are estimated. We exclude sales taxes on electric revenues from both revenue and taxes other than income taxes. Other than revenues and purchased power costs related to energy trading activities, revenues are reported on a gross basis in our Statements of Income.

     All gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Statements of Income on a net basis.

CASH AND CASH EQUIVALENTS

     For purposes of the Statements of Cash Flows, we consider all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

NUCLEAR FUEL

     We charge nuclear fuel to fuel expense by using the unit-of-production method. The unit-of-production method is an amortization method based on actual physical usage. We divide the cost of the fuel by the estimated number of thermal units we expect to produce with that fuel. We then multiply that rate by the number of thermal units produced within the current period. This calculation determines the current period nuclear fuel expense.

     We also charge nuclear fuel expense for the permanent disposal of spent nuclear fuel. The DOE is responsible for the permanent disposal of spent nuclear fuel, and it charges us $0.001 per kWh of nuclear generation. See Note 10 for information about spent nuclear fuel disposal and Note 11 for information on nuclear decommissioning costs.

INCOME TAXES

     Income taxes are provided using the asset and liability approach prescribed by SFAS No. 109, "Accounting for Income Taxes." Pinnacle West files the federal income tax return on a consolidated basis and files the state income tax returns on a consolidated or unitary basis. In accordance with our intercompany tax sharing agreement, federal and state income taxes are allocated to us as though we filed a separate income tax return. Any difference between the aforementioned allocations and the consolidated (and unitary) income tax liability is attributed to Pinnacle West.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

REACQUIRED DEBT COSTS

     For debt related to the regulated portion of our business, we amortize those gains and losses incurred upon early retirement over the original remaining life of the debt. In accordance with the 1999 Settlement Agreement, we are continuing to accelerate reacquired debt costs over an eight-year period that will end June 30, 2004. All regulatory asset amortization is included in depreciation and amortization expense in the Statements of Income.

STOCK-BASED COMPENSATION

     Pinnacle West offers stock-based compensation plans for officers and key employees of our company. In 2002, we began applying the fair value method of accounting for stock-based compensation, as provided for in SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value method of accounting is the preferred method. In accordance with the transition requirements of SFAS No. 123, we applied the fair value method prospectively, beginning with 2002 stock grants. In prior years, we recognized stock compensation expense based on the intrinsic value method allowed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

     The following chart compares our net income and stock compensation expense to what those items would have been if we had recorded stock compensation expense based on the fair value method for all stock grants through 2002 (dollars in thousands):

                                              2002       2001       2000
                                            --------   --------   --------
     Net income:
       As reported                          $199,343   $265,487   $306,594
       Pro forma (fair value method)         198,381    263,905    305,745
     Stock compensation expense
       (net of tax):
       As reported                               200         --         --
       Pro forma (fair value method)             962      1,582        849

     In order to calculate the fair value of the 2002 stock option grants and the pro forma information above, we calculated the fair value of each fixed stock option in the incentive plans using the Black-Scholes option-pricing model. The fair value was calculated based on the date the option was granted. The following weighted-average assumptions were also used in order to calculate the fair value of the stock options:

                                              2002       2001       2000
                                            --------   --------   --------
     Risk-free interest rate                  4.17%      4.08%      5.81%
     Dividend yield                           4.17%      3.70%      3.48%
     Volatility                              22.59%     27.66%     32.00%
     Expected life (months)                     60         60         60

     See Note 14 for further discussion about our stock compensation plans.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

2.   ACCOUNTING MATTERS

     On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires the fair value of asset retirement obligations to be recorded as a liability, along with an offsetting plant asset, when the obligation is incurred. Accretion of the liability due to the passage of time will be an operating expense and the capitalized cost is depreciated over the useful life of the long-lived asset. (See Note 1 for more information regarding our previous accounting for removal costs.)

     We determined that we have asset retirement obligations for our nuclear facilities (nuclear decommissioning) and certain other fossil generation, transmission and distribution assets. On January 1, 2003 we recorded a liability of $219 million for our asset retirement obligations including the accretion impacts; a $67 million increase in the carrying amount of the associated assets; and a net reduction of $192 million in accumulated depreciation related primarily to the reversal of previously recorded accumulated decommissioning and other removal costs related to these obligations. Additionally, we recorded a net regulatory liability of $40 million for our asset retirement obligations related to our regulated utility. This regulatory liability represents the difference between the amount currently being recovered in regulated rates and the amount calculated under SFAS No. 143. We believe we can recover in regulated rates the transition costs and ongoing current period costs calculated in accordance with SFAS No. 143.

     In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 specifically addresses how to determine whether an arrangement has identifiable, separable revenue-generating activities. EITF 00-21 does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention. EITF 00-21 is effective for revenue arrangements entered into after July 1, 2003. We are currently evaluating the impacts of this new guidance, but we do not believe it will have a material impact on our financial statements.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which, among other things, supersedes previous guidance for reporting gains and losses from extinguishment of debt. This standard did not impact our financial statements at adoption.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

The guidance will be applied to exit or disposal activities initiated after December 31, 2002. This standard did not impact our financial statements at adoption.

     In 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs Related to Property, Plant, and Equipment." This proposed SOP would create a project timeline framework for capitalizing costs related to property, plant and equipment construction. It would require that property, plant and equipment assets be accounted for at the component level and require administrative and general costs incurred in support of capital projects to be expensed in the current period. In November 2002, the AICPA announced they would no longer issue general purpose SOPs. The work they have performed on the proposed SOP will be transitioned to the FASB staff. In February 2003, the FASB determined that the AICPA should continue their deliberations on certain aspects of the proposed SOP. We are waiting for further guidance from the FASB staff and the AICPA on the timing of the final guidance.

     See the following Notes for other new accounting standards:

     * Notes 1 and 14 for a new accounting standard (SFAS No. 148) related to stock-based compensation;
     * Note 16 for a new EITF issue (EITF 02-3) related to accounting for energy trading contracts;
     *    Note 18 for a new interpretation (FIN No. 46) related to VIEs; and
     * Note 19 for a new standard (SFAS No. 142) related to goodwill and intangible assets.

3.   REGULATORY MATTERS

ELECTRIC INDUSTRY RESTRUCTURING

STATE

     OVERVIEW On September 21, 1999, the ACC approved Rules that provide a framework for the introduction of retail electric competition in Arizona. On September 23, 1999, the ACC approved a comprehensive settlement agreement among us and various parties related to the implementation of retail electric competition in Arizona. Under the Rules, as modified by the 1999 Settlement Agreement, we were required to transfer all of our competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates no later than December 31, 2002. Consistent with that requirement, we had been addressing the legal and regulatory requirements necessary to complete the transfer of our generation assets to Pinnacle West Energy on or before that date. On September 10, 2002, the ACC issued the Track A Order, which, among other things, directed us not to transfer our generation assets to Pinnacle West Energy. See "Track A Order" below.

     On September 16, 2002, we filed an application with the ACC requesting the ACC to allow us to borrow up to $500 million and to lend the proceeds to Pinnacle West Energy or to Pinnacle West; to guarantee up to $500 million of Pinnacle West Energy's or Pinnacle West's debt; or a combination of both, not to exceed $500 million in the aggregate. In our application, we stated that the

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

ACC's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between us and Pinnacle West Energy under different regulatory regimes result in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing provided by Pinnacle West to fund the construction of Pinnacle West Energy generation assets or from effectively competing in the wholesale markets. On March 27, 2003, the ACC authorized us to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West Energy debt, or a combination of both, not to exceed $500 million in the aggregate. See "ACC Applications" below.

     COMPETITIVE PROCUREMENT PROCESS

     On September 10, 2002, the ACC issued an order that, among other things, established a requirement that we competitively procure certain power requirements. On March 14, 2003, the ACC issued the Track B Order which documented the decision made by the ACC at its open meeting on February 27, 2003, addressing this requirement. Under the order, we will be required to solicit bids for certain estimated capacity and energy requirements for periods beginning July 1, 2003. For 2003, we will be required to solicit competitive bids for about 2,500 megawatts of capacity and about 4,600 gigawatt-hours of energy, or approximately 20% of our total retail energy requirements. The bid amounts are expected to increase in 2004 and 2005 based largely on growth in our retail load and retail energy sales. The Track B Order also confirmed that it was "not intended to change the current rate base status of [APS'] existing assets." The order recognizes our right to reject any bids that are unreasonable, uneconomical or unreliable.

     We expect to issue requests for proposals in March 2003 and to complete the selection process by June 1, 2003. Pinnacle West Energy will be eligible to bid to supply our electricity requirements. See "Track B Order" below.

     These regulatory developments and legal challenges to the Rules have raised considerable uncertainty about the status and pace of retail electric competition in Arizona. These matters are discussed in more detail below.

     1999 SETTLEMENT AGREEMENT

     The following are the major provisions of the 1999 Settlement Agreement, as approved by the ACC:

     * We have reduced, and will reduce, rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% on July 1, for each of the years 1999 to 2003, for a total of 7.5%. Based on the price reductions authorized in the 1999 Settlement Agreement, there were retail price decreases of approximately $24 million ($14 million after taxes), effective July 1, 1999; approximately $28 million ($17 million after taxes), effective July 1, 2000; approximately $27 million ($16 million after taxes), effective July 1, 2001; and approximately $28 million ($17 million after taxes), effective July 1, 2002. The final price reduction is to be implemented July 1, 2003. For customers having

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

          loads of three MW or greater, standard-offer rates have been reduced in varying annual increments that total 5% in the years 1999 through 2002.

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

     * Our distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the Rules (see "Retail Electric Competition Rules" below), including an additional 140 MW being made available to eligible non-residential customers. We opened our distribution system to retail access for all customers on January 1, 2001. The regulatory developments and legal challenges to the Rules discussed in this note have raised considerable uncertainty about the status and pace of electric competition in Arizona. Although some very limited retail competition existed in our service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to our customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter our service territory.

     * Prior to the 1999 Settlement Agreement, we were recovering substantially all of our regulatory assets through July 1, 2004, pursuant to a 1996 regulatory agreement. In addition, the 1999 Settlement Agreement states that we had demonstrated that our allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value (in 1999 dollars). We will not be allowed to recover $183 million net present value (in 1999 dollars) of the above amounts. The 1999 Settlement Agreement provides that we will have the opportunity to recover $350 million net present value (in 1999 dollars) through a competitive transition

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

          charge that will remain in effect through December 31, 2004, at which time it will terminate. The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery due to sales volume variances.

     * We will form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) our competitive electric assets and services at book value as of the date of transfer, and will complete the transfers no later than December 31, 2002. We will be allowed to defer and later collect, beginning July 1, 2004, 67% percent of our costs to accomplish the required transfer of generation assets to an affiliate. However, as noted above and discussed in greater detail below, in 2002, the ACC unilaterally modified this aspect of the 1999 Settlement Agreement by issuing an order preventing us from transferring our generation assets.

     RETAIL ELECTRIC COMPETITION RULES

     The Rules approved by the ACC included the following major provisions:

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

     * Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates. Under the 1999 Settlement Agreement, we received a waiver to allow transfer of our competitive electric assets and services to affiliates no later than December 31, 2002. However, as noted above and discussed in greater detail below, in 2002, the ACC reversed its decision, as reflected in the Rules, to require us to transfer our generation assets.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     Under the 1999 Settlement Agreement, the Rules are to be interpreted and applied, to the greatest extent possible, in a manner consistent with the 1999 Settlement Agreement. If the two cannot be reconciled, we must seek, and the other parties to the 1999 Settlement Agreement must support, a waiver of the Rules in favor of the 1999 Settlement Agreement.

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APS Energy Services, to operate in Arizona. We do not believe the ruling affects the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of our property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC have appealed the ruling to the Arizona Court of Appeals, as a result of which the Superior Court's ruling is automatically stayed pending further judicial review. That appeal is still pending. In a similar appeal concerning the issuance of competitive telecommunications CC&N's, the Arizona Court of Appeals invalidated rates for competitive carriers due to the ACC's failure to establish a fair value rate base for such carriers. That decision was upheld by the Arizona Supreme Court.

     PROVIDER OF LAST RESORT OBLIGATION

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

     GENERIC DOCKET

     In January 2002, the ACC opened a "generic" docket to "determine if changed circumstances require the [ACC] to take another look at electric restructuring in Arizona." In February 2002, the ACC docket relating to our October 2001 filing was consolidated with several other pending ACC dockets, including the generic docket. On May 2, 2002, the ACC issued a procedural order stating that

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

hearings would begin on June 17, 2002 on various issues, including our planned divestiture of generation assets to Pinnacle West Energy and associated market and affiliate issues. The procedural order also stated that consideration of the competitive bidding process required by the Rules would proceed concurrently with the Track A issues.

     TRACK A ORDER

     On September 10, 2002, the ACC issued the Track A Order, which documents decisions made by the ACC at an open meeting on August 27, 2002. The major provisions of the Track A Order include, among other things:

     Provisions related to the reversal of the generation asset transfer requirement:

     * The ACC reversed its decision, as reflected in the Rules, to require us to transfer our generation assets either to an unrelated third party or to a separate corporate affiliate; and

     * the ACC unilaterally modified the 1999 Settlement Agreement, which authorized the transfer of our generating assets, and directed us to cancel our activities to transfer our generation assets to Pinnacle West Energy.

     Provisions related to the wholesale competitive energy procurement process (Track B issues):

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

     On November 15, 2002, we filed appeals of the Track A Order in the Maricopa County, Arizona Superior Court and in the Arizona Court of Appeals. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, CV2002-0222 32. ARIZONA PUBLIC SERVICE COMPANY V. ARIZONA CORPORATION COMMISSION, 1CA CC 02-0002. On December 13, 2002, we and the ACC staff agreed to principles for resolving certain issues raised by us in our appeals of the Track A Order. We and the ACC

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

are the only parties to the Track A Order appeals. The major provisions of this document include, among other things, the following:

     * The parties agreed that it would be appropriate for the ACC to consider the following matters in our upcoming general rate case, anticipated to be filed before June 30, 2003:

          * the generating assets to be included in our rate base, including the question of whether certain power plants currently owned by Pinnacle West Energy (specifically, Redhawk Units 1 and 2, West Phoenix Units 4 and 5, and Saguaro Unit 3) should be included in our rate base;

          * the appropriate treatment of the $234 million pretax asset write-off agreed to by us as part of a 1999 settlement agreement approved by the ACC among us and various parties related to the implementation of retail competition in Arizona; and

          * the appropriate treatment of costs incurred by us in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy.

     * Upon the ACC's issuance of a final decision that is no longer subject to appeal approving the Financing Application, with appropriate conditions, our appeals of the Track A Order would be limited to the issues described in the preceding bullet points, each of which would be presented to the ACC for consideration prior to any final judicial resolution.

     On February 21, 2003, a Notice of Claim was filed with the ACC and the Arizona Attorney General on behalf of Pinnacle West, Pinnacle West Energy and us to preserve their and our rights relating to the Track A Order.

     TRACK B ORDER

     The ACC Staff has conducted workshops on the Track B issues with various parties to determine and define the appropriate process to be used for competitive power procurement. On September 10, 2002, the ACC issued an order that, among other things, established a requirement that APS competitively procure certain power requirements. On March 14, 2003, the ACC issued the Track B Order which documented the decision made by the ACC at its open meeting on February 27, 2003, addressing this requirement. The order adopted most of the provisions of an ACC ALJ's recommendation that was issued on January 30, 2003. Under the ACC's Track B Order, we will be required to solicit bids for certain estimated capacity and energy requirements for periods beginning July 1, 2003. For 2003, we will be required to solicit competitive bids for about 2,500 megawatts of capacity and about 4,600 gigawatt-hours of energy, or approximately 20% of our total retail energy requirements. The bid amounts are expected to increase in 2004 and 2005 based largely on growth in our retail load and retail energy sales. The Track B Order also confirmed that it was "not intended to change the current rate base status of [APS'] existing assets."

     The order recognizes our right to reject any bids that are unreasonable, uneconomical or unreliable. The Track B procurement process will involve the ACC Staff and an independent monitor. The Track B Order also contains requirements relating to standards of conduct between us and any of our affiliates that may

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

participate in the competitive solicitation, requires that we treat bidders in a non-discriminatory manner and requires us to file a protocol regarding short-term and emergency procurements. The order permits the provision of corporate oversight support and governance as long as such activities do not favor Pinnacle West Energy in the procurement process or provide Pinnacle West Energy with our confidential bidding information that is not available to other bidders. The order directs us to evaluate bids on cost, reliability and reasonableness. The decision requires bidders to allow the ACC to inspect their plants and requires assurances of appropriate competitive market conduct from senior officers of such bidders. Following the solicitation, we will prepare a report evaluating environmental issues relating to the procurement and a series of workshops on environmental risk management will be commenced thereafter.

     We expect to issue requests for proposals in March 2003 and to complete the selection process by June 1, 2003. Pinnacle West Energy will be eligible to bid to supply our electricity requirements.

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

     The Financing Application addressed, among other things, the following matters:

     * We noted that our April 19, 2002 filing with the ACC had sought unification of "[Pinnacle West Energy] Assets" (West Phoenix Units 4 and 5, Redhawk Units 1 and 2, and Saguaro Unit 3) and our generation assets under a common financial and regulatory regime. We further noted that the Track A Order's language regarding the treatment of the Pinnacle West Energy Assets for Track B purposes appears to postpone a decision regarding the inclusion of the Pinnacle West Energy Assets in our rate base, thereby effectively precluding the consolidation of the Pinnacle West Energy Assets at APS under a common financial and regulatory regime at the present time.

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

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     * We stated that the Track A Order's reversal of the generation asset transfer requirement and the resulting bifurcation of generation assets between us and Pinnacle West Energy under different regulatory regimes result in Pinnacle West Energy being unable to attain investment-grade credit ratings. This, in turn, precludes Pinnacle West Energy from accessing capital markets to refinance the bridge financing provided by Pinnacle West to fund the construction of the Pinnacle West Energy Assets or from effectively competing in the wholesale markets. We noted that Pinnacle West Energy had previously received investment-grade credit ratings contingent upon its receipt of our generation assets and that Pinnacle West's credit ratings could be adversely affected if Pinnacle West Energy is unable to finance its capital requirements. On November 4, 2002, Standard & Poor's lowered Pinnacle West's senior unsecured debt rating from "BBB" to "BBB-."

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

     On March 27, 2003, the ACC approved the Financing Application, subject to the following principal conditions:

     *    any debt issued by us pursuant to the order must be unsecured;

     * we will be permitted to loan up to $500 million to Pinnacle West Energy (the "APS Loan"), guarantee up to $500 million of Pinnacle West Energy debt, or a combination of both, not to exceed $500 million in the aggregate;

     * the APS Loan must be callable and secured by certain Pinnacle West Energy assets;

     * the APS Loan must bear interest at a rate equal to 264 basis points above the interest rate on our debt that could be issued and sold on equivalent terms (including, but not limited to, maturity and security);

     * the 264 basis points referred to in the previous bullet point will be capitalized as a deferred credit and used to offset retail rates in the future, with the deferred credit balance bearing an interest rate of six percent per annum;

     * the APS Loan must have a maturity date of not more than four years, unless otherwise ordered by the ACC;

     * any demonstrable increase in our cost of capital as a result of the transaction (such as from a decline in bond rating) will be excluded from future rate cases;

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     * we must maintain a common equity ratio of at least forty percent and may not pay common dividends if such payment would reduce our common equity ratio below that threshold, unless otherwise waived by the ACC. The ACC will process any waiver request within sixty days, and for this sixty-day period this condition will be suspended. However, this condition, which will continue indefinitely, will not be permanently waived without an order of the ACC; and

     * certain waivers of the ACC's affiliated interest rules previously granted to APS and its affiliates will be withdrawn and, during the term of the APS Loan, neither Pinnacle West nor Pinnacle West Energy may reorganize or restructure, acquire or divest assets, or form, buy or sell affiliates (each, a "Covered Transaction"), or pledge or otherwise encumber the Pinnacle West Energy assets without prior ACC approval, except that the foregoing restrictions will not apply to the following categories of Covered Transactions:

          * Covered Transactions less than $100 million, measured on a cumulative basis over the calendar year in which the Covered Transactions are made;

          * Covered Transactions by SunCor of less than $300 million through 2005, consistent with SunCor's anticipated accelerated asset sales activity during those years;

          * Covered Transactions related to the payment of ongoing construction costs for Pinnacle West Energy's (a) West Phoenix Unit 5, located in Phoenix, with an expected commercial operation date in mid-2003, and (b) Silverhawk plant, located near Las Vegas, with an expected commercial operation date in mid-2004; and

          * Covered Transactions related to the sale of 25% of the Silverhawk plant to Southern Nevada Water Authority if Southern Nevada Water Authority exercises its existing purchase option to do so.

     The ACC also ordered the ACC staff to conduct an inquiry into our and our affiliates' compliance with the retail electric competition and related rules and decisions.

     In mid-2003, Pinnacle West will need to refinance approximately $475 million of their indebtedness. We expect that this indebtedness will be repaid through funds borrowed by Pinnacle West Energy from us under the APS Loan.

     On November 22, 2002, the ACC approved our request to permit us to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million or (b) guarantee $125 million of Pinnacle West's short-term debt, subject to certain conditions. See Note 5.

FEDERAL

     In July 2002, the FERC adopted a price mitigation plan that constrains the price of electricity in the wholesale spot electricity market in the western United States. The FERC has adopted a price cap of $250 per MWh for the period subsequent to October 31, 2002. Sales at prices above the cap must be justified and are subject to potential refund.

     On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking for Standard Market Design for wholesale electric markets. Voluminous comments and reply comments were filed on virtually every aspect of the proposed rule, and the FERC has announced that it will issue an additional white paper on the

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

proposed Standard Market Design in April 2003. We are reviewing the proposed rulemaking and cannot currently predict what, if any, impact there may be to the Company if the FERC adopts the proposed rule or any modifications proposed in the comments.

GENERAL

     The regulatory developments and legal challenges to the Rules discussed in this Note have raised considerable uncertainty about the status and pace of retail electric competition in Arizona. Although some very limited retail competition existed in our service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to our customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter our service territory. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

4.   INCOME TAXES

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

     We have recorded a regulatory asset related to income taxes on our Balance Sheets in accordance with SFAS No. 71. This regulatory asset is for certain temporary differences, primarily the allowance for equity funds used during construction. We amortize this amount as the differences reverse. In accordance with ACC settlement agreements, we are continuing to accelerate amortization of a regulatory asset related to income taxes over an eight-year period that will end June 30, 2004 (see Note 1). Accordingly, we are including this accelerated amortization in depreciation and amortization expense on the Statements of Income.

     As a result of a change in IRS guidance, we claimed a tax deduction related to a tax accounting method change on the 2001 Pinnacle West federal consolidated income tax return. The accelerated deduction has resulted in a $200 million reduction in the current income tax liability. In 2002, we received an income tax refund of approximately $115 million related to the 2001 Pinnacle West federal consolidated income tax return.

     The components of income tax expense for income before accounting change are (dollars in thousands):

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                                 Year Ended December 31,
                                           ------------------------------------
                                              2002         2001         2000
                                           ----------   ----------   ----------
Current:
  Federal                                  $  (61,962)  $  174,251   $  211,139
  State                                       (18,000)      35,401       50,252
                                           ----------   ----------   ----------
Total current                                 (79,962)     209,652      261,391
Deferred                                      206,767      (26,516)     (65,726)
                                           ----------   ----------   ----------
Total income tax expense                   $  126,805   $  183,136   $  195,665
                                           ==========   ==========   ==========

     The following table compares pretax income at the 35% federal income tax rate to income tax expense (dollars in thousands):

                                                   Year Ended December 31,
                                           ------------------------------------
                                              2002         2001         2000
                                           ----------   ----------   ----------
Federal income tax expense at 35%
  statutory rate                           $  114,152   $  162,338   $  175,791
Increases (reductions) in tax expense
  resulting from:
  State income tax net of federal income
    tax benefit                                15,036       20,563       20,007
  Other                                        (2,383)         235         (133)
                                           ----------   ----------   ----------
Income tax expense                         $  126,805   $  183,136   $  195,665
                                           ==========   ==========   ==========

     The following table sets forth the net deferred income tax liability recognized on the Balance Sheets at December 31, 2002 and 2001 (dollars in thousands):

                                                            December 31,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
Current asset/(liability)                            $     4,094    $    (3,244)
Long term liability                                   (1,225,552)    (1,023,079)
                                                     -----------    -----------
Accumulated deferred income taxes - net              $(1,221,458)   $(1,026,323)
                                                     ===========    ===========

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

The components of the net deferred income tax liability were as follows (dollars in thousands):

                                                            December 31,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
DEFERRED TAX ASSETS
  Pension liability                                  $    61,966    $    13,450
  Risk management and trading activities                  38,204         46,343
  Deferred gain on Palo Verde Unit 2 sale-leaseback       23,562         25,374
  Other                                                   80,965         97,868
                                                     -----------    -----------
Total deferred tax assets                                204,697        183,035
                                                     -----------    -----------
DEFERRED TAX LIABILITIES
  Plant-related                                       (1,316,636)    (1,069,207)
  Regulatory asset for income taxes                      (80,635)      (121,757)
  Risk management and trading activities                 (28,884)       (18,394)
                                                     -----------    -----------
Total deferred tax liabilities                        (1,426,155)    (1,209,358)
                                                     -----------    -----------
Accumulated deferred income taxes - net              $(1,221,458)   $(1,026,323)
                                                     ===========    ===========

5.   LINES OF CREDIT AND SHORT-TERM BORROWINGS

     We had committed lines of credit with various banks of $250 million at December 31, 2002 and 2001, which were available either to support the issuance of commercial paper or to be used for bank borrowings. These lines of credit mature in June 2003. The commitment fees at December 31, 2002 and 2001 for these lines of credit were 0.09% per annum. We had no bank borrowings outstanding under these lines of credit at December 31, 2002 and 2001.

     We had no commercial paper borrowings outstanding at December 31, 2002 and $171 million at December 31, 2001. The weighted average interest rate on commercial paper borrowings was 2.47% for the year ended December 31, 2002 and 4.72% for the year ended December 31, 2001. By Arizona statute, our short-term borrowings cannot exceed 7% of our total capitalization unless approved by the ACC.

     On November 22, 2002, the ACC approved our request to permit us to (a) make short-term advances to Pinnacle West in the form of an inter-affiliate line of credit in the amount of $125 million, or (b) guarantee $125 million of Pinnacle West's short-term debt, subject to certain conditions. This interim loan matures in December 2003. There have been no borrowings on this line.

6.   LONG-TERM DEBT

     Borrowings under our mortgage bond indenture are secured by substantially all of the Company's utility plant. We also have unsecured debt. The following table presents the components of long-term debt on the Balance Sheets outstanding at December 31, 2002 and 2001 (dollars in thousands):

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                                                                December 31,
                                                Maturity    Interest     -------------------------
                                                Dates (a)     Rates         2002          2001
                                                ---------    ------      -----------   -----------
First mortgage bonds                               2002      8.125%(b)   $        --   $   125,000
                                                   2004      6.625%           80,000        80,000
                                                   2023      7.25%            54,150        54,150
                                                   2024      8.75% (c)            --       121,668
                                                   2025      8.0%             33,075        33,075
                                                   2028      5.5%             25,000        25,000
                                                   2028      5.875%          154,000       154,000
Unamortized discount and premium                                              (6,337)       (5,266)
Pollution control bonds                         2024-2034          (d)       386,860       386,860
Pollution control bonds                            2029      3.30% (e)            --        90,000
Pollution control bonds with senior notes (f)      2029      5.05%            90,000            --
Unsecured notes                                    2004      5.875%          125,000       125,000
Unsecured notes                                    2005      6.25%           100,000       100,000
Unsecured notes                                    2005      7.625%          300,000       300,000
Unsecured notes                                    2011      6.375%          400,000       400,000
Unsecured notes                                    2012      6.50%           375,000            --
Senior notes (g)                                   2006      6.75%            83,695        83,695
Capitalized lease obligations                   2003-2012    5.78%            20,400         1,343
                                                                         -----------   -----------
Total long-term debt                                                       2,220,843     2,074,525
  Less current maturities                                                      3,503       125,451
                                                                         -----------   -----------
Total long-term debt less current
  maturities                                                             $ 2,217,340   $ 1,949,074
                                                                         ===========   ===========

(a) This schedule does not reflect the timing of redemptions that may occur prior to maturity.
(b) On March 15, 2002, we redeemed at maturity, $125 million of our First Mortgage Bonds, 8.125% Series due 2002.
(c) On April 15, 2002, we redeemed $122 million of our First Mortgage Bonds, 8.75% Series due 2024.
(d) The weighted-average rate was 1.94% at December 31, 2002 and 2.55% at December 31, 2001. Changes in short-term interest rates would affect the costs associated with this debt.
(e) In November 2001, these bonds were converted to a one year fixed rate of 3.30%. These bonds were previously adjustable rate, and from January 1, 2001 until October 31, 2001, the weighted average rate was 2.72%.
(f) On November 1, 2002, Maricopa County, Arizona Pollution Control Corporation issued $90 million of 5.05% Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project) 2002 Series A, due 2029, and loaned the proceeds to us pursuant to a loan agreement. The bonds were issued to refinance $90 million of outstanding pollution control bonds. The bondholders were issued $90 million of first mortgage bonds (senior note mortgage bonds) as collateral.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

(g) We currently have outstanding $84 million of first mortgage bonds (senior note mortgage bonds) issued to the senior note trustee as collateral for the senior notes, as well as, the $90 million issue discussed in footnote
     (f) above. The senior note mortgage bonds have the same interest rate, interest payment dates, maturity and redemption provisions as the senior notes. Our payments of principal, premium and/or interest on the senior notes satisfy our corresponding payment obligations on the senior note mortgage bonds. As long as the senior note mortgage bonds secure the senior notes, the senior notes will effectively rank equally with the first mortgage bonds. When we repay all of our first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds will no longer secure the senior notes and will cease to be outstanding.

     Our significant debt covenants related to our financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. We are in compliance with such covenants and anticipate that we will continue to meet all the significant covenant requirement levels. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

     Our financing agreements do not contain "ratings triggers" that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a ratings downgrade, we may be subject to increased interest costs under certain financing agreements.

     All of our bank agreements contain "cross-default" provisions under which a default by us in a specified amount under another agreement would result in a default and the potential acceleration of payment under the agreements. Our credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's business or financial condition.

     The following is a list of payments due on total long-term debt and capitalized lease requirements through 2007:

     *    $    4 million in 2003;
     *    $  208 million in 2004;
     *    $  403 million in 2005;
     *    $   87 million in 2006;
     *    $    2 million in 2007; and
     *    $1,523 million, thereafter.

     Our first mortgage bondholders share a lien on substantially all utility plant assets (other than nuclear fuel and transportation equipment and other excluded assets). The mortgage bond indenture restricts the payment of common stock dividends under certain conditions. We may pay dividends on our common stock if there is a sufficient amount "available" from retained earnings and the excess of cumulative book depreciation (since the mortgage's inception) over mortgage depreciation, which is the cumulative amount of additional property pledged each year to address collateral depreciation. As of December 31, 2002, the amount "available" under the mortgage would have allowed us to pay

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

approximately $3 billion of dividends compared to our current annual common stock dividends of $170 million.

7.   RETIREMENT PLANS AND OTHER BENEFITS

PENSION PLANS

     Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and its subsidiaries. Effective January 1, 2003, Pinnacle West sponsored a new account balance pension plan for all new employees in place of the defined benefit plan, and, effective April 1, 2003, the new plan will be offered as an alternative to the defined benefit plan for all existing employees. In 2002, we represented 87% of the total cost of this plan. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. The pension plan covers nearly all of our employees. The supplemental excess benefit plan covers officers of the company and highly compensated employees designated for participation by Pinnacle West's Board of Directors. Our employees do not contribute to the plans. Generally, the benefits under these plans are calculated based on age, years of service and pay. Pinnacle West funds the qualified plan by contributing at least the minimum amount required under IRS regulations but no more than the maximum tax-deductible amount. The assets in the qualified plan at December 31, 2002 were mostly domestic common stocks and bonds and real estate.

     The following table shows our contributions and pension expense, including administrative costs, and after consideration of amounts capitalized or billed to electric plant participants for 2002, 2001, and 2000 (dollars in millions):

                                               2002          2001          2000
                                              ------        ------        ------
Contributions                                 $   26        $   44        $   23
Pension expense                               $   11        $    6        $    2

     The following table shows the components of Pinnacle West's consolidated net periodic pension cost before consideration of amounts capitalized or billed to electric plant participants for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                                      2002          2001          2000
                                                   ----------    ----------    ----------
Service cost - benefits earned during the period   $   30,333    $   27,640    $   26,040
Interest cost on projected benefit obligation          71,242        66,549        61,625
Expected return on plan assets                        (75,652)      (77,340)      (77,231)
Amortization of:
  Transition asset                                     (3,227)       (3,227)       (3,227)
  Prior service cost                                    2,912         3,008         2,370
  Net actuarial loss/(gain)                             1,846           907        (1,190)
                                                   ----------    ----------    ----------
Net periodic pension cost                          $   27,454    $   17,537    $    8,387
                                                   ==========    ==========    ==========

     The following table shows a reconciliation of the funded status of the plans to the amounts recognized in Pinnacle West's Consolidated Balance Sheets at December 31, 2002 and 2001 (dollars in thousands):

                                                          2002          2001
                                                       ----------    ----------
Funded status - pension plan assets less than
  projected benefit obligation                         $ (348,770)   $ (166,773)
Unrecognized net transition asset                         (10,327)      (13,554)
Unrecognized prior service cost                            23,148        26,170
Unrecognized net actuarial losses                         293,223       108,422
                                                       ----------    ----------
Accrued pension benefit liability recognized in the
  Consolidated Balance Sheets                          $  (42,726)   $  (45,735)
                                                       ==========    ==========

     The following table sets forth Pinnacle West's defined benefit pension plans' change in projected benefit obligation for the plan years 2002 and 2001 (dollars in thousands):

                                                               2002          2001
                                                            ----------    ----------
Projected pension benefit obligation at beginning of year   $  931,646    $  840,485
Service cost                                                    30,333        27,640
Interest cost                                                   71,242        66,549
Benefit payments                                               (35,230)      (33,282)
Actuarial losses                                                71,696        21,632
Plan amendments                                                   (110)        8,622
                                                            ----------    ----------
Projected pension benefit obligation at end of year         $1,069,577    $  931,646
                                                            ==========    ==========

     The following table sets forth Pinnacle West's qualified defined benefit pension plans' change in the fair value of plan assets for the plan years 2002 and 2001 (dollars in thousands):

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                                          2002          2001
                                                       ----------    ----------
Fair value of pension plan assets at
  beginning of year                                    $  764,873    $  775,196
Actual loss on plan assets                                (36,966)      (22,876)
Employer contributions                                     26,600        44,200
Benefit payments                                          (33,700)      (31,647)
                                                       ----------    ----------
Fair value of pension plan assets at end of year       $  720,807    $  764,873
                                                       ==========    ==========

     The following table sets forth Pinnacle West's defined benefit pension plans' amounts recognized in Pinnacle West's Consolidated Balance Sheets at December 31, 2002 and 2001 (dollars in thousands):

                                                          2002          2001
                                                       ----------    ----------
Accrued pension benefit liability                      $  (42,726)   $  (45,735)
Additional minimum liability                             (141,155)       (3,297)
Intangible asset                                           23,148         1,697
Accumulated other comprehensive loss - pretax             118,007         1,600

     The following table shows Pinnacle West's accumulated benefit obligation in relation to the fair value of plan assets for the plan years 2002 and 2001 (dollars in thousands):

                                                          2002          2001
                                                       ----------    ----------
Projected benefit obligation                           $1,069,577     $  931,646
Accumulated benefit obligation                            904,687        752,230
Fair value of plan assets                                 720,807        764,873

     The following are weighted-average assumptions as of December 31, 2002 and 2001:

                                                          2002          2001
                                                       ----------    ----------
Discount rate                                              6.75%         7.50%
Rate of increase in compensation levels                    4.00%         4.00%
Expected long-term rate of return on assets                9.00%        10.00%

EMPLOYEE SAVINGS PLAN BENEFITS

     Pinnacle West sponsors a defined contribution savings plan for the employees of Pinnacle West and its subsidiaries. In 2002, we represented 93% of the total cost of this plan. In a defined contribution savings plan, the

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

benefits a participant will receive result from regular contributions they make to a participant account. Under this plan, Pinnacle West makes matching contributions in Pinnacle West stock to participant accounts. After a five-year vesting period, participants have a choice to change the employer contribution match to other investments. At December 31, 2002, approximately 25% of total plan assets were in Pinnacle West stock. We recorded expenses for this plan of approximately $4 million for 2002, $4 million for 2001, and $3 million for 2000.

OTHER POSTRETIREMENT BENEFITS

     Pinnacle West sponsors other postretirement benefits for the employees of Pinnacle West and its subsidiaries. In 2002, we represented 87% of the total cost of this plan. We provide medical and life insurance benefits to retired employees. Employees must retire to become eligible for these retirement benefits, which are based on years of service and age. For the medical insurance plans, retirees make contributions to cover a portion of the plan costs. For the life insurance plan, retirees do not make contributions. We retain the right to change or eliminate these benefits.

     Funding is based upon actuarially determined contributions that take tax consequences into account. Plan assets consist primarily of domestic stocks and bonds.

     The following table shows our contributions and postretirement benefit expense after consideration of amounts capitalized or billed to electric plant participants for 2002, 2001 and 2000 (dollars in millions):

                                                     2002       2001       2000
                                                    ------     ------     ------
Contributions                                       $    7     $   11     $    5
Other postretirement benefit expense                $    9     $    6     $    2

     The following table shows the components of Pinnacle West's net periodic other postretirement benefit costs before consideration of amounts capitalized or billed to electric plant participants for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                      2002          2001          2000
                                                   ----------    ----------    ----------
Service cost - benefits earned during the period   $   12,036    $    9,438    $    8,613
Interest cost on accumulated benefit obligation        25,235        21,585        19,315
Expected return on plan assets                        (21,116)      (21,985)      (22,381)
Amortization of:
  Transition obligation                                 4,001         7,698         7,698
  Prior service credit                                    (75)           --            --
  Net actuarial loss/(gain)                             3,072        (4,066)       (7,983)
                                                   ----------    ----------    ----------
Net periodic other postretirement benefit cost     $   23,153    $   12,670    $    5,262
                                                   ==========    ==========    ==========

     The following table shows a reconciliation of the funded status of the plan to the amounts recognized in Pinnacle West's Consolidated Balance Sheets as of December 31, 2002 and 2001 (dollars in thousands):

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                                                  2002             2001
                                                               ----------       ----------
Funded status - other postretirement plan assets less than
  accumulated other postretirement benefit obligation          $ (186,400)      $  (80,544)
Unrecognized net obligation at transition                          36,489           84,748
Unrecognized prior service credit                                  (1,673)              --
Unrecognized net actuarial loss/(gain)                            148,268           (8,606)
                                                               ----------       ----------
Net other postretirement benefit liability recognized in the
  Consolidated Balance Sheets                                  $   (3,316)      $   (4,402)
                                                               ==========       ==========

     The following table sets forth Pinnacle West's other postretirement benefit plan's change in accumulated postretirement benefit obligation for the plan years 2002 and 2001 (dollars in thousands):

                                                                  2002             2001
                                                               ----------       ----------
Accumulated other postretirement benefit obligation at
  beginning of year                                            $  318,355       $  264,006
Service cost                                                       12,036            9,438
Interest cost                                                      25,235           21,585
Benefit payments                                                  (10,473)         (10,194)
Actuarial losses                                                  108,979           33,520
Plan amendments                                                   (44,258)(a)           --
                                                               ----------       ----------
Accumulated other postretirement benefit obligation at
  end of year                                                  $  409,874       $  318,355
                                                               ==========       ==========

(a) The plan was amended January 1, 2002 to increase the deductibles, out of pocket maximums and prescription drug co-pays. The plan was amended in June 2002 to increase the participants' portion of premiums.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     The following table sets forth Pinnacle West's other postretirement benefit plan's change in the fair value of plan assets for the plan years 2002 and 2001 (dollars in thousands):

                                                                  2002             2001
                                                               ----------       ----------
Fair value of other postretirement benefit plan assets at
  beginning of year                                            $  237,810       $  249,154
Actual loss on plan assets                                        (27,802)         (12,550)
Employer contributions                                             23,600           11,400
Benefit payments                                                  (10,134)         (10,194)
                                                               ----------       ----------
Fair value of other postretirement benefit plan assets
  at end of year                                               $  223,474       $  237,810
                                                               ==========       ==========

     The following are weighted-average assumptions as of December 31, 2002 and 2001:

                                                               2002       2001
                                                              ------     ------

Discount rate                                                  6.75%      7.50%
Expected long-term rate of return on assets - pretax           9.00%     10.00%
Expected long-term rate of return on assets - after tax        7.84%      8.71%
Initial health care cost trend rate - under age 65             8.00%      7.00%
Initial health care cost trend rate - age 65 and over          8.00%      7.00%
Ultimate health care cost trend rate                           5.00%      5.00%
Year ultimate health care trend rate is reached                2007       2006

     The following table shows the effect of a 1% increase or decrease in the initial and ultimate health care expense and cost trend rate (dollars in millions):

                                                           1% increase     1% decrease
                                                           -----------     -----------
Effect of the 2002 other postretirement benefit expense,
  after consideration of amounts capitalized or billed
  to electric plant participants                              $    5         $   (4)
Effect on the 2002 service and interest cost components
  of net periodic other postretirement benefit costs               7             (6)
Effect on the accumulated other postretirement benefit
  obligation at December 31, 2002                                 54            (43)

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     SEVERANCE CHARGES

     In July 2002, we implemented a voluntary workforce reduction as part of our cost reduction program. We recorded $34 million before taxes in voluntary severance costs in 2002. No further charges are expected.

8.   LEASES

     In 1986, we sold about 42% of our share of Palo Verde Unit 2 and certain common facilities in three separate sale-leaseback transactions. We account for these leases as operating leases. The gain resulting from the transaction of approximately $140 million was deferred and is being amortized to operations and maintenance expense over 29.5 years, the original term of the leases. There are options to renew the leases for two additional years and to purchase the property for fair market value at the end of the lease terms. Consistent with the ratemaking treatment, a regulatory asset is recognized for the difference between lease payments and rent expense calculated on a straight-line basis. See
Note 18 for a discussion of VIEs, including the SPEs involved in the Palo Verde sale-leaseback transactions.

     In addition, we lease certain land, buildings, equipment, vehicles and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates.

     Total lease expense recognized in the Statements of Income was $52 million in 2002, $52 million in 2001 and $53 million in 2000.

     The amounts to be paid for the Palo Verde Unit 2 leases are approximately $49 million per year for the years 2003 to 2015.

     In accordance with the 1999 Settlement Agreement and previous settlement agreements, we are continuing to accelerate amortization of the regulatory asset for leases over an eight-year period that will end June 30, 2004 (see Note 1). All regulatory asset amortization is included in depreciation and amortization expense in the Statements of Income. The balance of this regulatory asset at December 31, 2002 was $14 million.

     Estimated future minimum lease payments for our operating leases are approximately $59 million for each of the years 2003 to 2007 and $456 million thereafter.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

9.   JOINTLY-OWNED FACILITIES

     We share ownership of some of our generating and transmission facilities with other companies. The following table shows our interest in those jointly-owned facilities recorded on the Balance Sheets at December 31, 2002. Our share of operating and maintaining these facilities is included in the Statements of Income in operations and maintenance expense.

                                          PERCENT                                 CONSTRUCTION
                                          OWNED BY     PLANT IN     ACCUMULATED      WORK IN
                                            APS        SERVICE     DEPRECIATION     PROGRESS
                                          --------    ----------   ------------     --------
                                                       (dollars in thousands)
Generating facilities:
  Palo Verde Nuclear Generating Station
    Units 1 and 3                          29.1%      $1,829,225    $(905,278)      $17,428
  Palo Verde Nuclear Generating Station
    Unit 2 (see Note 8)                    17.0%         574,745     (289,049)       68,475
  Four Corners Steam Generating Station
    Units 4 and 5                          15.0%         153,559      (82,434)          500
  Navajo Steam Generating Station
    Units 1, 2 and 3                       14.0%         235,743     (110,923)        3,010
  Cholla Steam Generating Station
    Common Facilities (a)                  62.8%(b)       76,322      (42,608)        1,733
Transmission facilities:
  ANPP 500KV System                        35.8%(b)       68,314      (25,655)           31
  Navajo Southern System                   31.4%(b)       27,129      (17,405)          664
  Palo Verde-Yuma 500KV System             23.9%(b)        9,591       (4,168)          383
  Four Corners Switchyards                 27.5%(b)        3,071       (1,979)           --
  Phoenix-Mead System                      17.1%(b)       36,418       (2,906)           --
  Palo Verde - Estrella 500KV System       50.0%(b)           --           --        50,450

(a) PacifiCorp owns Cholla Unit 4 and we operate the unit for PacifiCorp. The common facilities at the Cholla Plant are jointly-owned.
(b)  Weighted average of interests.

10.  COMMITMENTS AND CONTINGENCIES

ENRON

     We recorded charges totaling $13 million before income taxes for exposure to Enron and its affiliates in the fourth quarter of 2001. These charges take into consideration our rights of set-off with respect to the Enron related contractual obligations. The basis of the set-offs included, but was not limited to, provisions in the various contractual arrangements with Enron and its affiliates, including an International Swaps and Derivative Agreement (ISDA) between us and Enron North America. The write-off is also net of the expected recovery based on secondary market quotes from the bond market. The amounts were

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

written-off from the balances of the related assets and liabilities from risk management and trading activities on the Balance Sheets.

PALO VERDE NUCLEAR GENERATING STATION

     Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before 2010 and that it does not intend to begin accepting spent nuclear fuel prior to that date. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE's delay, a number of utilities filed damages actions against the DOE in the Court of Federal Claims.

     In February 2002, the Secretary of Energy recommended to President Bush that the Yucca Mountain, Nevada site be developed as a permanent repository for spent nuclear fuel. The President transmitted this recommendation to Congress and the State of Nevada vetoed the President's recommendation. Congress approved the Yucca Mountain site, overriding the Nevada veto. It is now expected that the DOE will submit a license application to the NRC in late 2004.

     We have existing fuel storage pools at Palo Verde and are in the process of completing construction of a new facility for on-site dry storage of spent nuclear fuel. With the existing storage pools and the addition of the new facility, we believe that spent nuclear fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the operating license for each Palo Verde unit.

     Although some low-level waste has been stored on-site in a low-level waste facility, we are currently shipping low-level waste to off-site facilities. We currently believe that interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

     We currently estimate that we will incur $115 million (in 2002 dollars) over the life of Palo Verde for our share of the costs related to the on-site interim storage of spent nuclear fuel. As of December 31, 2002, we had spent $2 million and had recorded accumulated spent nuclear fuel amortization of $44 million and a regulatory asset of $46 million for on-site interim spent nuclear fuel storage costs related to nuclear fuel burned to date.

     The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million ($300 million effective January 1, 2003) and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, we could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

million per incident. Based on our interest in the three Palo Verde units, our maximum potential assessment per incident for all three units is approximately $77 million, with an annual payment limitation of approximately $9 million.

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

PURCHASED POWER AND FUEL COMMITMENTS

     We are party to various purchased power and fuel contracts with terms expiring from 2003 through 2025 that include required purchase provisions. We estimate the contract requirements to be approximately $135 million in 2003; $82 million in 2004; $28 million in 2005; $31 million in 2006; $17 million in 2007 and $162 million thereafter. However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances.

     Of the various purchased power and fuel contracts mentioned above some of those contracts have take-or-pay provisions. The contracts we have for the supply of our coal and nuclear fuel supply have take-or-pay provisions. The current take-or-pay nuclear fuel contracts expire in 2003, and had not been renewed as of December 31, 2002. The current take-or-pay coal contracts have terms that expire in 2007.

     The following table summarizes the estimated take-or-pay commitments for the existing terms (dollars in millions):

                                                       Estimated
                                               Years Ending December 31,
                                      ------------------------------------------
                                       2003     2004     2005     2006     2007
                                      ------   ------   ------   ------   ------
Coal                                  $   43   $   44   $    9   $    9   $    9
Nuclear Fuel                              22       --       --       --       --
                                      ------   ------   ------   ------   ------
Total take-or-pay commitments (a)     $   65   $   44   $    9   $    9   $    9
                                      ======   ======   ======   ======   ======

(a) Total take-or-pay commitments are approximately $136 million. The total net present value of these commitments is approximately $119 million.

COAL MINE RECLAMATION OBLIGATIONS

     We must reimburse certain coal providers for amounts incurred for coal mine reclamation. Our coal mine reclamation obligation is about $59 million at December 31, 2002 and is included in deferred credits-other in the Balance Sheets.

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

CALIFORNIA ENERGY MARKET ISSUES AND REFUNDS IN THE PACIFIC NORTHWEST

     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. This order calls for a hearing, with findings of fact due to the FERC after the ISO and PX provide necessary historical data. The FERC directed an ALJ to make findings of fact with respect to: (1) the mitigated price in each hour of the refund period; (2) the amount of refunds owed by each supplier according to the methodology established in the order; and (3) the amount currently owed to each supplier (with separate quantities due from each entity) by the CAISO, the California Power Exchange, the investor-owned utilities, and the State of California.

     We were a seller and a purchaser in the California markets at issue, and to the extent that refunds are ordered, we should be a recipient as well as a payor of such amounts. On December 12, 2002, an ALJ issued Proposed Findings of Fact with respect to the refunds. On March 26, 2003, the FERC adopted the great majority of the proposed findings, revising only the calculation of natural gas prices for the final determination of mitigated prices in the California markets. Sellers who may actually have paid more for natural gas than the proxy prices adopted by the FERC have 40 days in which to submit necessary data to the FERC, after which a technical conference will be held. Finalization of refund amounts is expected in mid-2003. We do not anticipate material changes in our exposure and still believes, subject to the finalization of the revised proxy prices, that we will be entitled to a net refund.

     On November 20, 2002, the FERC reopened discovery in these proceedings pursuant to instructions of the United States Court of Appeals for the Ninth Circuit, that the FERC permit parties to offer additional evidence of potential market manipulation for the period January 1, 2000 through June 20, 2001. Parties have submitted additional evidence and proposed findings, which the FERC continues to consider.

     The FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. The FERC required that the record establish the volume of the transactions, the identification of the net sellers and net buyers, the price and terms and conditions of the sales contracts, and the extent of potential refunds. On September 24, 2001, an ALJ concluded that prices in the Pacific Northwest during the period December 25, 2000 through June 20, 2001 were the result of a number of factors in addition to price signals from the California markets, including the shortage of supply, excess demand, drought, and increased natural gas prices. Under these circumstances, the ALJ ultimately concluded that the prices in the Pacific Northwest were not unreasonable or unjust and refunds should not be ordered in this proceeding. The FERC is currently reviewing the ALJ's report and recommendations.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     On December 19, 2002, the FERC opened a new discovery period to permit the parties to offer additional evidence for the period January 1, 2000 through June 20, 2001. Additional evidence has been submitted and a FERC decision on the newly submitted evidence is expected soon. Based on public comments from the FERC, it is anticipated that this case will be sent back to the ALJ for further proceedings on spot market and balance of month transactions.

     Although the FERC has not yet made a final ruling in the Pacific Northwest matter nor calculated the specific refund amounts due in California, we do not expect that the resolution of these issues, as to the amounts alleged in the proceedings, will have a material adverse impact on our financial position, results of operations or liquidity.

     On March 26, 2003, FERC made public a Final Report on Price Manipulation in Western Markets, prepared by its Staff and covering spot markets in the West in 2000 and 2001. The Report stated that a significant number of entities who participated in the California markets during 2000-2001 time period, including APS, may potentially have been involved in arbitrage transactions that allegedly violated certain provisions of the ISO tariff. The report also recommended that the FERC issue an order to show cause why these transactions did not violate the ISO tariff, with potential disgorgement of any unjust profits. Although APS has not yet had an opportunity to review the transactions at issue, it believes that it was not engaged in any such improper transactions. Based on the information available, it also appears that such transactions would not have a material adverse impact on our financial position, results of operation or liquidity.

     SCE and PG&E have publicly disclosed that their liquidity has been materially and adversely affected because of, among other things, their inability to pass on to ratepayers the prices each has paid for energy and ancillary services procured through the PX and the ISO. PG&E filed for bankruptcy protection in 2001.

     CALIFORNIA ENERGY MARKET LITIGATION. On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including the Company, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present. STATE OF CALIFORNIA V. BRITISH COLUMBIA POWER EXCHANGE ET. AL., Docket No. EL02-71-000. The complaint requests the FERC to require the wholesale sellers to refund any rates that are "found to exceed just and reasonable levels." This complaint has been dismissed by the FERC and the State of California is now appealing the matter to the Ninth Circuit Court of Appeals. In addition, the State of California and others have filed various claims, which have now been consolidated, against several power suppliers to California alleging antitrust violations. WHOLESALE ELECTRICITY ANTITRUST CASES I AND II, Superior Court in and for the County of San Diego, Proceedings Nos. 4204-00005 and 4204-00006. Two of the suppliers who were named as defendants in those matters, Reliant Energy Services, Inc. (and other Reliant entities) and Duke Energy and Trading, LLP (and other Duke entities), filed cross-claims against various other participants in the PX and ISO markets, including us, attempting to expand those matters to such other participants. We have not yet filed a responsive pleading in the matter, but we believe the claims by Reliant and Duke as they relate to us are without merit.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     We were also named in a lawsuit regarding wholesale contracts in California. JAMES MILLAR, ET AL. V. ALLEGHENY ENERGY SUPPLY, ET AL., United States District Court in and for the District of Northern California, Case No. C02-2855 EMC. The complaint alleges basically that the contracts entered into were the result of an unfair and unreasonable market. The PX has filed a lawsuit against the State of California regarding the seizure of forward contracts and the State has filed a cross complaint against us and numerous other PX participants. CAL PX V. THE STATE OF CALIFORNIA Superior Court in and for the County of Sacramento, JCCP No. 4203. Various preliminary motions are being filed and we cannot currently predict the outcome of this matter. The "United States Justice Foundation" is suing numerous wholesale energy contract suppliers to California, including Pinnacle West, as well as the California Department of Water Resources, based upon an alleged conflict of interest arising from the activities of a consultant for Edison International who also negotiated long-term contracts for the California Department of Water Resources. MCCLINTOCK, ET AL. V. YUDHRAJA, Superior Court in and for the County of Los Angeles, Case No. GC 029447. The California Attorney General has indicated that an investigation by his office did not find evidence of improper conduct by the consultant. We believe the claims against Pinnacle West and us in the lawsuits mentioned in this paragraph are without merit and will have no material adverse impact on our financial position, results of operations or liquidity.

POWER SERVICE AGREEMENT

     By letter dated March 7, 2001, Citizens, which owns a utility in Arizona, advised us that it believes we overcharged Citizens by over $50 million under a power service agreement. We believe that our charges under the agreement were fully in accordance with the terms of the agreement. In addition, in testimony filed with the ACC on March 13, 2002, Citizens acknowledged that, based on its review, "if Citizens filed a complaint with FERC, it probably would lose the central issue in the contract interpretation dispute." We and Citizens terminated the power service agreement effective July 15, 2001. In replacement of the power service agreement, Pinnacle West and Citizens entered into a power sale agreement under which Pinnacle West will supply Citizens with future specified amounts of electricity and ancillary services through May 31, 2008. This new agreement does not address issues previously raised by Citizens with respect to charges under the original power service agreement through June 1, 2001.

LETTERS OF CREDIT

     We have entered into various agreements that require letters of credit for financial assurance purposes. At December 31, 2002 approximately $258 million of letters of credit were outstanding to support existing pollution control bonds of approximately $253 million. The letters of credit are available to fund the payment of principal and interest on such debt obligations. These letters of credit have expiration dates in 2003. We have also entered into approximately $115 million of letters of credit to support certain equity lessors in the Palo Verde sale-leaseback transactions (see Note 9 for further details on the Palo Verde sale-leaseback transactions). These letters of credit expire in 2005. Additionally, we have approximately $5 million of letters of credit related to counterparty collateral requirements and approximately $5 million of letters of credit related to workers' compensation expiring in 2003. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

INDEMNIFICATIONS

     In conjunction with our financing agreements, including our sale-leaseback transactions, we generally provide indemnifications relating to liabilities arising from or related to the agreements, except with certain limited exceptions depending on the particular agreement. We have also provided indemnifications to the equity participants and other parties in the Palo Verde sale-leaseback transactions with respect to certain tax matters. Generally, a maximum obligation is not explicitly stated in the indemnification and therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnifications is likely and therefore no related liability has been recorded.

CONSTRUCTION PROGRAM

     Total capital expenditures in 2003 are estimated at $401 million.

LITIGATION

     We are party to various claims, legal actions and complaints arising in the ordinary course of business, including but not limited to environmental matters related to the Clean Air Act, Navajo Nation issues and ADEQ issues. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial statements, results of operations or liquidity.

11.  NUCLEAR DECOMMISSIONING COSTS

     We recorded $11 million for nuclear decommissioning expense in each of the years 2002, 2001 and 2000. We estimate it will cost approximately $1.8 billion ($528 million in 2002 dollars) to decommission our share of the three Palo Verde units. The majority of decommissioning costs are expected to be incurred over a 14-year period beginning in 2024. We charge decommissioning costs to expense over each unit's operating license term and we include them in the accumulated depreciation balance until each unit is retired. Nuclear decommissioning costs are recovered in rates.

     Our current estimates are based on a 2001 site-specific study for Palo Verde that assumes the prompt removal/dismantlement method of decommissioning. An independent consultant prepared this study. We are required by the ACC to update the study every three years.

     To fund the costs we expect to incur to decommission the plant, we established external decommissioning trusts in accordance with NRC regulations and ACC orders. We invest the trust funds primarily in fixed income securities and domestic stock and classify them as available for sale. Realized and unrealized gains and losses are reflected in accumulated depreciation in accordance with industry practice. The following table shows the cost and fair value of our nuclear decommissioning trust fund assets, which were reported in investments and other assets on the Balance Sheets at December 31, 2002 and 2001 (dollars in millions):

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                                    2002       2001
                                                   ------     ------
          Trust fund assets - at cost:
                Fixed income securities            $  113     $  103
                Domestic stock                         68         61
                                                   ------     ------
          Total                                    $  181     $  164
                                                   ======     ======

          Trust fund assets - fair value:
                Fixed income securities            $  117     $  106
                Domestic stock                         77         96
                                                   ------     ------
          Total                                    $  194     $  202
                                                   ======     ======

     See Note 2 for information on a new accounting standard on accounting for certain liabilities related to closure or removal of long-lived assets.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial information for 2002 and 2001 is as follows:

                                                  (dollars in thousands)
                                                           2002
                                   -------------------------------------------------------
QUARTER ENDED                       March 31      June 30      September 30    December 31
                                   ----------    ----------    ------------    -----------
Electric operating revenues (a)
  Regulated electricity segment    $  383,741    $  507,711     $  744,463     $  423,424
  Marketing and trading segment        10,693         2,369          9,126         11,866
Operating income                   $   61,221    $   97,555     $  120,452     $   49,772
Net income                         $   31,763    $   64,439     $   86,570     $   16,571

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                                  (dollars in thousands)
                                                           2001
                                   -------------------------------------------------------
QUARTER ENDED                       March 31      June 30      September 30    December 31
                                   ----------    ----------    ------------    -----------
Electric operating revenues (a)
  Regulated electricity segment    $  412,807    $  739,317     $  973,398     $  436,566
  Marketing and trading segment       247,022       230,894         65,129          6,195
Operating income                   $   97,034    $   95,238     $  135,139     $   71,567
Income before accounting
  change                           $   64,606    $   69,639     $  107,556     $   38,887
Cumulative effect of change in
  accounting - net of income tax       (2,755)           --        (12,446)            --
                                   ----------    ----------     ----------     ----------
Net income                         $   61,851    $   69,639     $   95,110     $   38,887
                                   ==========    ==========     ==========     ==========

(a) Our utility business is seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations. We have reclassified certain operating revenues to conform to the current presentation of netting energy trading contracts (see Note 16).

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     We believe that the carrying amounts of our cash equivalents and commercial paper are reasonable estimates of their fair values at December 31, 2002 and 2001 due to their short maturities.

     We hold investments in debt and equity securities for purposes other than trading. The December 31, 2002 and 2001 fair values of such investments, which we determine by using quoted market prices, approximate their carrying amount.

     On December 31, 2002, the carrying value of our long-term debt (excluding capitalized lease obligations) was $2.21 billion, with an estimated fair value of $2.30 billion. The carrying value of our long-term debt (excluding capitalized lease obligations) was $2.08 billion on December 31, 2001, with an estimated fair value of $2.10 billion. The fair value estimates are based on quoted market prices of the same or similar issues.

14.  STOCK-BASED COMPENSATION

     Pinnacle West offers stock-based compensation plans for officers and key employees of our company.

     In May 2002, Pinnacle West's shareholders approved the 2002 Long-term Incentive Plan (2002 plan), which allows Pinnacle West to grant performance shares, stock ownership incentive awards and non-qualified and performance-accelerated stock options to key employees. Pinnacle West has reserved 6 million shares of common stock for issuance under the 2002 plan. No more than 1.8 million shares may be issued in relation to performance share awards and stock ownership incentive awards. The plan also provides for the

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

granting of new non-qualified stock options at a price per option not less than the fair market value of the common stock at the time of grant. The stock options vest over three years, unless certain performance criteria are met which can accelerate the vesting period. The term of the option cannot be longer than 10 years and the option cannot be repriced during its term.

     The 1994 plan provides for the granting of new options (which may be non-qualified stock options or incentive stock options) of up to 3.5 million shares at a price per option not less than the fair market value on the date the option is granted. The 1985 plan includes outstanding options but no new options will be granted from the plan. Options vest one-third of the grant per year beginning one year after the date the option is granted and expire ten years from the date of the grant. The 1994 plan also provides for the granting of any combination of shares of restricted stock, stock appreciation rights or dividend equivalents.

     In the third quarter of 2002, we began applying the fair value method of accounting for stock-based compensation, as provided for in SFAS No. 123. The fair value method of accounting is the preferred method. In accordance with the transition requirements of SFAS No. 123, we applied the fair value method prospectively, beginning with 2002 stock grants. In prior years, we recognized stock compensation expense based on the intrinsic value method allowed in APB No. 25. We recorded approximately $333,000 in stock option expense before income taxes in our Statements of Income in 2002. This amount may not be reflective of the stock option expense we will record in future years because stock options typically vest over several years and additional grants are generally made each year.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The standard also amends the disclosure requirements of SFAS No. 123. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure requirements in 2002. See Note 1 for our pro forma disclosures on stock-based compensation and our weighted-average assumptions used to calculate the fair value of our stock options.

     Total stock-based compensation expense, including stock option expense, was $3 million in 2002, $2 million in 2001 and $2 million in 2000.

15.  BUSINESS SEGMENTS

     We have two principal business segments (determined by services and the regulatory environment):

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     * our regulated electricity segment, which consists of regulated traditional retail and wholesale electricity businesses and related activities, and includes electricity transmission, distribution and generation; and

     * our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading. See Note 1 for information about the transfers of the marketing and trading division. See Note 1 for more information regarding our marketing and trading activities.

     Financial data for the years ended December 31, 2002, 2001 and 2000 by business segments is provided as follows (dollars in millions):

                                           Business Segments for Year Ended
                                                    December 31, 2002
                                       ----------------------------------------
                                        Regulated    Marketing and
                                       Electricity      Trading        Total
                                       -----------     ----------    ----------
Operating revenues                     $    2,059     $       34     $    2,093
Purchased power and fuel costs                595             33            628
Other operating expenses                      604             --            604
                                       ----------     ----------     ----------
  Operating margin                            860              1            861
Depreciation and amortization                 400             --            400
Interest and other expenses                   136             --            136
                                       ----------     ----------     ----------
  Pretax margin                               324              1            325
Income taxes                                  126             --            126
                                       ----------     ----------     ----------
Net income                             $      198     $        1     $      199
                                       ==========     ==========     ==========
Total assets                           $    6,522     $       --     $    6,522
                                       ==========     ==========     ==========
Capital expenditures                   $      501     $       --     $      501
                                       ==========     ==========     ==========

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                           Business Segments for Year Ended
                                                    December 31, 2001
                                       ----------------------------------------
                                        Regulated    Marketing and
                                       Electricity      Trading        Total
                                       -----------     ----------    ----------
Operating revenues                      $    2,562     $      549    $    3,111
Purchased power and fuel costs               1,227            314         1,541
Other operating expenses                       567             --           567
                                       -----------     ----------    ----------
  Operating margin                             768            235         1,003
Depreciation and amortization                  421             --           421
Interest and other expenses                    119             --           119
                                       -----------     ----------    ----------
  Pretax margin                                228            235           463
Income taxes                                    90             93           183
                                       -----------     ----------    ----------
Income before accounting change                138            142           280
Cumulative effect of change in
  accounting for derivatives - net of
  income taxes of $10                          (15)            --           (15)
                                       -----------     ----------    ----------
Net income                              $      123     $      142    $      265
                                        ==========     ==========    ==========
Total assets                            $    6,052     $      174    $    6,226
                                        ==========     ==========    ==========
Capital expenditures                    $      471     $       --    $      471
                                        ==========     ==========    ==========

                                           Business Segments for Year Ended
                                                    December 31, 2000
                                       ----------------------------------------
                                        Regulated    Marketing and
                                       Electricity      Trading        Total
                                       -----------     ----------    ----------
Operating revenues                      $    2,539     $      395    $    2,934
Purchased power and fuel costs               1,065            267         1,332
Other operating expenses                       531             --           531
                                        ----------     ----------    ----------
  Operating margin                             943            128         1,071
Depreciation and amortization                  425             --           425
Interest and other expenses                    144             --           144
                                        ----------     ----------    ----------
  Pretax margin                                374            128           502
Income taxes                                   146             49           195
                                        ----------     ----------    ----------
Net income                              $      228     $       79    $      307
                                        ==========     ==========    ==========
Total assets                            $    5,958     $      392    $    6,350
                                        ==========     ==========    ==========
Capital expenditures                    $      472     $       --    $      472
                                        ==========     ==========    ==========

16.  DERIVATIVE AND TRADING ACCOUNTING

     We are exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     Effective January 1, 2001, we adopted SFAS No. 133. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivative instruments are either recognized periodically in income or, if hedge criteria is met, in common stock equity (as a component of other comprehensive income). We use cash flow hedges to limit our exposure to cash flow variability on forecasted transactions. Hedge effectiveness is related to the degree to which the derivative contract and the hedged item are correlated. It is measured based on the relative changes in fair value between the derivative contract and the hedged item over time. We exclude the time value of certain options from our assessment of hedge effectiveness. Any change in the fair value resulting from ineffectiveness, or the amount by which the derivative contract and the hedged commodity are not directly correlated, is recognized immediately in net income. See Note 1 for further discussion on our derivative instrument accounting policy.

     In 2001, we recorded a $15 million after-tax charge in net income and a $72 million after-tax credit in common stock equity (as a component of other comprehensive income), both as cumulative effects of a change in accounting for derivatives. The charge primarily resulted from electricity option contracts. The credit resulted from unrealized gains on cash flow hedges.

     In December 2001, the FASB issued revised guidance on the accounting for electricity contracts with option characteristics and the accounting for contracts that combine a forward contract and a purchased option contract. The effective date for the revised guidance was April 1, 2002. The impact of this guidance was immaterial to our financial statements.

     During 2002, the EITF discussed EITF 02-3 and reached a consensus on certain issues. EITF 02-3 rescinded EITF 98-10 and was effective October 25, 2002 for any new contracts and on January 1, 2003 for existing contracts, with early adoption permitted. As a result, our energy trading contracts that are derivatives continue to be accounted for at fair value under SFAS No. 133. Contracts that were previously marked-to-market as trading activities under EITF 98-10 that do not meet the definition of a derivative are now accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received. Additionally, all gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Statements of Income on a net basis. The rescission of EITF 98-10 has no effect on the accounting for derivative instruments used for non-trading activities, which continue to be accounted for in accordance with SFAS No. 133. We adopted the EITF 02-3 guidance for all contracts in the fourth quarter of 2002. The impact of this guidance was immaterial to our financial statements.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     Both non-trading and trading derivatives are classified as assets and liabilities from risk management and trading activities in the Balance Sheets. For non-trading derivative instruments that qualify for cash flow hedge accounting treatment, changes in the fair value of the effective portion are recognized in common stock equity (as a component of accumulated other comprehensive income (loss)). Non-trading derivatives, or any portion thereof, that are not effective hedges are adjusted to fair value through income. Gains and losses related to non-trading derivatives that qualify as cash flow hedges of expected transactions are recognized in revenue or purchased power and fuel expense as an offset to the related item being hedged when the underlying hedged physical transaction impacts earnings. If it becomes probable that a forecasted transaction will not occur, we discontinue the use of hedge accounting and recognize in income the unrealized gains and losses that were previously recorded in other comprehensive income (loss). In the event a non-trading derivative is terminated or settled, the unrealized gains and losses remain in other comprehensive income (loss), and are recognized in income when the underlying transaction impacts earnings.

     Derivatives associated with trading activities are adjusted to fair value through income. Derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business are exempt from the requirements of SFAS No. 133 under the normal purchase and sales exception and are not reflected on the balance sheet at fair value. Most of our non-trading electricity purchase and sales agreements qualify as normal purchases and sales and are exempted from recognition in the financial statements until the electricity is delivered.

     EITF 02-3 requires that derivatives held for trading purposes, whether settled financially or physically, be reported in the income statement on a net basis. Conversely, all non-trading contracts and derivatives are to be reported gross on the income statement. Previous guidance under EITF 98-10 permitted non-financially settled energy trading contracts to be reported either gross or net in the income statement. Beginning in the third quarter of 2002, we netted all of our energy trading activities on the Statements of Income and restated prior year amounts for all periods presented. Reclassification of such trading activity to a net basis of reporting resulted in reductions in both revenues and purchased power and fuel costs, but did not have any impact on our financial condition, results of operations or cash flows.

     The changes in derivative fair value included in the Statements of Income for the years ended December 31, 2002 and 2001 are comprised of the following (dollars in thousands):

                                                          2002          2001
                                                       ----------    ----------
Gains/(losses) on the ineffective portion of
  derivatives qualifying for hedge
  accounting (a)                                       $    8,482    $   (6,056)
Losses from the discontinuance of
  cash flow hedges                                         (9,206)       (4,683)
Losses from non-hedge derivatives                         (12,645)       (7,157)
Prior period mark-to-market losses realized
  upon delivery of commodities                             10,413        25,948
                                                       ----------    ----------
Total pretax gain/(loss)                               $   (2,956)   $    8,052
                                                       ==========    ==========

(a) Time value component of options excluded from assessment of hedge effectiveness.

     As of December 31, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is approximately two years. During the twelve months ending December 31, 2003, we estimate that a net loss of $26 million before income

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

taxes will be reclassified from accumulated other comprehensive loss as an offset to the effect on earnings of market price changes for the related hedged transactions.

CREDIT RISK

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We use a risk management process to assess and monitor the financial exposure of counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Credit valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties. See "Mark-to-Market Accounting" in Note 1 for a discussion of our credit valuation adjustment policy.

17.  OTHER INCOME AND OTHER EXPENSE

     The following table provides detail of other income and other expense for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                  Year Ended December 31
                                         --------------------------------------
                                            2002          2001          2000
                                         ----------    ----------    ----------
Other income:
  Environmental insurance
    recovery                             $       --    $   12,349    $       --
  Equity earnings - net                          --            --         1,624
  Interest income                             3,455         5,004         4,924
  Miscellaneous                               1,694         2,854         3,142
                                         ----------    ----------    ----------
Total other income                       $    5,149    $   20,207    $    9,690
                                         ==========    ==========    ==========

Other expense:
  Equity losses - net                    $   (1,131)   $   (3,355)   $       --
  Non-operating costs (a)                   (16,424)      (14,637)      (14,853)
  Miscellaneous                              (1,783)       (2,798)       (5,694)
                                         ----------    ----------    ----------
Total other expense                      $  (19,338)   $  (20,790)   $  (20,547)
                                         ==========    ==========    ==========

(a) As defined by FERC, includes below-the-line non-operating utility costs (primarily community relations and environmental compliance).

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

18.  VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires that we consolidate a VIE if we have a majority of the risk of loss from the VIE's activities or we are entitled to receive a majority of the VIE's residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 is effective immediately for any VIE created after January 31, 2003 and is effective July 1, 2003 for VIEs created before February 1, 2003.

     In 1986, we entered into agreements with three separate SPE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. See Note 8 for further information about the sale-leaseback transactions. Based on our preliminary assessment of FIN No. 46, we do not believe we will be required to consolidate the Palo Verde SPEs. However, we will continue to evaluate the requirements of the new guidance to determine what impact, if any, it will have on our financial statements.

     We are exposed to losses under the Palo Verde sale-leaseback agreements upon the occurrence of certain events that we do not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), we would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2002, we would have been required to assume approximately $285 million of debt and pay the equity participants approximately $200 million.

19.  INTANGIBLE ASSETS

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." We have no goodwill recorded and have separately disclosed other intangible assets on our Balance Sheets. The intangible assets continue to be amortized over their finite useful lives. Thus, there was no impact on our financial position as a result of the adoption of SFAS No. 142. The Company's gross intangible assets (which are primarily software) were $193 million at December 31, 2002 and $170 million at December 31, 2001. The related accumulated amortization was $100 million at December 31, 2002 and $87 million at December 31, 2001. Amortization expense was $19 million in 2002, $21 million in 2001 and $20 million in 2000. Estimated amortization expense on existing intangible assets over the next five years is $21 million in 2003, $20 million in 2004, $19 million in 2005, $17 million in 2006 and $14 million in 2007.

                         ARIZONA PUBLIC SERVICE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

20.  SUBSEQUENT EVENTS

     See "ACC Applications" in Note 3 for information regarding the ACC's approval on March 27, 2003 of a $500 million financing arrangement between us and Pinnacle West Energy and "Track B Order" in Note 3 for information regarding the ACC order issued on March 14, 2003, mandating a process by which we must competitively procure energy.

     See "California Energy Issues and Refunds in the Pacific Northwest" in Note 10 for information regarding the FERC's adoption on March 26, 2003 of an ALJ's proposed findings, and issuance on March 26, 2003 of a Final Report on Price Manipulation in Western Markets.

                         ARIZONA PUBLIC SERVICE COMPANY
                    SCHEDULE II - RESERVE FOR UNCOLLECTIBLES
                             (DOLLARS IN THOUSANDS)

               COLUMN A           COLUMN B            COLUMN C           COLUMN D      COLUMN E
                                                      ADDITIONS
                                 BALANCE AT     CHARGED     CHARGED TO                BALANCE AT
                                  BEGINNING   TO COST AND     OTHER                     END OF
        DESCRIPTION               OF PERIOD    EXPENSES      ACCOUNTS    DEDUCTIONS     PERIOD
        -----------               ---------    ---------     --------    ----------     -------
RESERVE FOR UNCOLLECTIBLES

Year ended December 31, 2002       $ 3,349      $ 2,680       $    --      $ 4,688      $ 1,341

Year ended December 31, 2001       $ 2,380      $ 7,609       $    --      $ 6,640      $ 3,349

Year ended December 31, 2000       $ 1,538      $ 5,438       $    --      $ 4,596      $ 2,380

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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                        ITEM 14. CONTROLS AND PROCEDURES

     As of a date within 90 days of the date of this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and internal weaknesses.

                                     PART IV

                ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See the Index to Financial Statements in Part II, Item 8.

EXHIBITS FILED

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

12.1     --    Computation of Ratio of Earnings to Fixed Charges

23.1     --    Consent of Deloitte & Touche LLP

99.1     --    Certification of Jack E. Davis, the Company's principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002

99.2     --    Certification of Donald E. Brandt, the Company's principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002

99.3     --    Risk Factors

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation ss.229.10(d) by reference to the filings set forth below:

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
 3.1            Bylaws, amended as of               3.2 to Pinnacle West              1-8962         11-14-02
                September 18, 2002                  September 2002 Form 10-Q
                                                    Report
 3.2            Resolution of Board of              3.2 to 1994 Form 10-K             1-4473         3-30-95
                Directors temporarily               Report
                suspending Bylaws in part

 3.3            Articles of Incorporation,          4.2 to Form S-3                   1-4473         9-29-93
                restated as of May 25, 1988         Registration Nos.
                                                    33-33910 and 33-55248 by
                                                    means of September 24,
                                                    1993 Form 8-K Report

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
 4.1            Mortgage and Deed of Trust          4.1 to September 1992             1-4473         11-9-92
                Relating to the Company's           Form 10-Q Report
                First Mortgage Bonds,
                together with forty-eight
                indentures supplemental
                thereto

 4.2            Forty-ninth Supplemental            4.1 to 1992 Form 10-K             1-4473         3-30-93
                Indenture                           Report

 4.3            Fiftieth Supplemental               4.2 to 1993 Form 10-K             1-4473         3-30-94
                Indenture                           Report

 4.4            Fifty-first Supplemental            4.1 to August 1, 1993             1-4473         9-27-93
                Indenture                           Form 8-K Report

 4.5            Fifty-second Supplemental           4.1 to September 30, 1993         1-4473         11-15-93
                Indenture                           Form 10-Q Report

 4.6            Fifty-third Supplemental            4.5 to Registration               1-4473         3-1-94
                Indenture                           Statement No. 33-61228
                                                    by means of February 23,
                                                    1994 Form 8-K Report

 4.7            Fifty-fourth Supplemental           4.1 to Registration               1-4473         11-22-96
                Indenture                           Statements Nos. 33-61228,
                                                    33-55473, 33-64455 and
                                                    333-15379 by means of
                                                    November 19, 1996
                                                    Form 8-K Report

 4.8            Fifty-fifth Supplemental            4.8 to Registration               1-4473         4-9-97
                Indenture                           Statement Nos. 33-55473,
                                                    33-64455 and 333-15379
                                                    by means of April 7, 1997
                                                    Form 8-K Report

 4.9            Fifty-sixth Supplemental            4.1 to Pinnacle West 2002         1-8962         3-31-03
                Indenture                           Form 10-K Report

4.10            Fifty-seventh Supplemental          4.2 to Pinnacle West 2002         1-8962         3-31-03
                Indenture                           Form 10-K Report

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
4.11            Agreement, dated March 21,          4.1 to 1993 Form 10-K             1-4473         3-30-94
                1994, relating to the filing        Report
                of instruments defining the
                rights of holders of long-term
                debt not in excess of 10% of
                the Company's total assets

4.12            Indenture dated as of January       4.6 to Registration               1-4473         1-11-95
                1, 1995 among the Company           Statement Nos. 33-61228
                and The Bank of New York,           and 33-55473 by means of
                as Trustee                          January 1, 1995 Form 8-K
                                                    Report

4.13            First Supplemental Indenture        4.4 to Registration               1-4473         1-11-95
                dated as of January 1, 1995         Statement Nos. 33-61228
                                                    and 33-55473 by means of
                                                    January 1, 1995 Form 8-K
                                                    Report

4.14            Indenture dated as of               4.5 to Registration               1-4473         11-22-96
                November 15, 1996 among             Statements Nos. 33-61228,
                the Company and The Bank            33-55473, 33-64455 and
                of New York, as Trustee             333-15379 by means of
                                                    November 19, 1996
                                                    Form 8-K Report

4.15            First Supplemental Indenture        4.6 to Registration               1-4473         11-22-96
                                                    Statements Nos. 33-61228,
                                                    33-55473, 33-64455 and
                                                    333-15379 by means of
                                                    November 19, 1996
                                                    Form 8-K Report

4.16            Second Supplemental Inden-          4.10 to Registration              1-4473         4-9-97
                ture dated as of April 1, 1997      Statement Nos. 33-55473,
                                                    33-64455 and 333-15379
                                                    by means of April 7, 1997
                                                    Form 8-K Report

4.17            Indenture dated as of January       4.10 to Registration              1-4473         1-16-98
                15, 1998 among the Company          Statement Nos. 333-15379
                and The Chase Manhattan             and 333-27551 by means
                Bank, as Trustee                    of January 13, 1998
                                                    Form 8-K Report

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
4.18            First Supplemental Indenture        4.3 to Registration               1-4473         1-16-98
                dated as of January 15, 1998        Statement Nos. 333-15379
                                                    and 333-27551 by means
                                                    of January 13, 1998
                                                    Form 8-K Report

4.19            Second Supplemental                 4.3 to Registration               1-4473         2-22-99
                Indenture dated as of               Statement Nos. 333-27551
                February 15, 1999                   and 333-58445 by means of
                                                    February 18, 1999
                                                    Form 8-K Report

4.20            Third Supplemental Indenture        4.5 to Registration               1-4473         11-5-99
                dated as of November 1, 1999        Statement No. 333-58445
                                                    by means of November 2,
                                                    1999 Form 8-K Report

4.21            Fourth Supplemental Inden-          4.1 to Registration               1-4473         8-4-00
                ture dated as of August 1,          Statement Nos. 333-58445
                2000                                and 333-94277 by means
                                                    of August 2, 2000 Form
                                                    8-K Report

4.22            Fifth Supplemental Inden-           4.1 to September 2001             1-4473         11-6-01
                ture dated as of October 1,         Form 10-Q
                2001

4.23            Sixth Supplemental Inden-           4.1 to Registration               1-4473         2-28-02
                ture dated as of March 1,           Statement Nos.
                2002                                333-63994 and
                                                    333-83398 by means
                                                    of February 26, 2002
                                                    Form 8-K Report

10.1            Two separate                        10.2 to September 1991            1-4473         11-14-91
                Decommissioning Trust               Form 10-Q
                Agreements (relating to
                PVNGS Units 1 and 3,
                respectively), each dated
                July 1, 1991, between the
                Company and Mellon Bank,
                N.A., as Decommissioning
                Trustee

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.2            Amendment No. 1 to                  10.1 to 1994 Form 10-K            1-4473         3-30-95
                Decommissioning Trust               Report
                Agreement (PVNGS Unit 1)
                dated as of December 1,
                1994

10.3            Amendment No. 2 to                  10.4 to 1996 Form 10-K            1-4473         3-28-97
                Decommissioning Trust               Report
                Agreement (PVNGS
                Unit 1) dated as of
                July 1, 1991

10.4            Amendment No. 1 to                  10.2 to 1994 Form 10-K            1-4473         3-30-95
                Decommissioning Trust               Report
                Agreement (PVNGS
                Unit 3) dated as of
                December 1, 1994

10.5            Amendment No. 2 to                  10.6 to 1996 Form 10-K            1-4473         3-28-97
                Decommissioning Trust               Report
                Agreement (PVNGS
                Unit 3) dated as of
                July 1, 1991

10.6            Amended and Restated                10.1 to Pinnacle West             1-8962         3-26-92
                Decommissioning Trust               1991 Form 10-K Report
                Agreement (PVNGS Unit 2)
                dated as of January 31,
                1992, among the Company,
                Mellon Bank, N.A., as
                Decommissioning Trustee,
                and State Street Bank and
                Trust Company, as
                successor to The First
                National Bank of Boston,
                as Owner Trustee under
                two separate Trust
                Agreements, each with a
                separate Equity
                Participant, and as
                Lessor under two separate
                Facility Leases, each
                relating to an undivided
                interest in PVNGS Unit 2

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.7            First Amendment to Amended          10.2 to 1992 Form 10-K            1-4473         3-30-93
                and Restated                        Report
                Decommissioning Trust
                Agreement (PVNGS
                Unit 2), dated as of
                November 1, 1992

10.8            Amendment No. 2 to                  10.3 to 1994 Form 10-K            1-4473         3-30-95
                Amended and Restated                Report
                Decommissioning Trust
                Agreement (PVNGS
                Unit 2) dated as of
                November 1, 1994

10.9            Amendment No. 3 to                  10.1 to June 1996 Form            1-4473         8-9-96
                Amended and Restated                10-Q Report
                Decommissioning Trust
                Agreement (PVNGS
                Unit 2) dated as of
                January 31, 1992

10.10           Amendment No. 4 to                  10.5 to 1996 Form 10-K            1-4473         3-28-97
                Amended and Restated                Report
                Decommissioning Trust
                Agreement (PVNGS
                Unit 2) dated as of
                January 31, 1992

10.11           Amendment No. 5 to the              10.1 to Pinnacle West's           1-8962         5-15-02
                Amended and Restated                March 2002 Form 10-Q
                Decommissioning Trust               Report
                Agreement (PVNGS Unit
                2), dated as of June 30,
                2000

10.12           Amendment No. 3 to the              10.2 to Pinnacle West's           1-8962         5-15-02
                Decommissioning Trust               March 2002 Form 10-Q
                Agreement (PVNGS Unit               Report
                1), dated as of March 18,
                2002

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.13           Amendment No. 6 to the              10.3 to Pinnacle West's           1-8962         5-15-02
                Amended and Restated                March 2002 Form 10-Q
                Decommissioning Trust               Report
                Agreement (PVNGS Unit
                2), dated as of March 18,
                2002

10.14           Amendment No. 3 to the              10.4 to Pinnacle West's           1-8962         5-15-02
                Decommissioning Trust               March 2002 Form 10-Q
                Agreement (PVNGS Unit               Report
                3), dated as of March 18,
                2002

10.15           Asset Purchase and Power            10.1 to June 1991 Form            1-4473         8-8-91
                Exchange Agreement dated            10-Q Report
                September 21, 1990 between
                the Company and PacifiCorp,
                as amended as of October 11,
                1990 and as of July 18, 1991

10.16           Long-Term Power Trans-              10.2 to June 1991 Form            1-4473         8-8-91
                actions Agreement dated             10-Q Report
                September 21, 1990
                between the Company and
                PacifiCorp, as amended as
                of October 11, 1990 and
                as of July 8, 1991

10.17           Contract, dated July 21, 1984,      10.31 to Pinnacle West's          2-96386        3-13-85
                with DOE providing for the          Form S-14 Registration
                disposal of nuclear fuel            Statement
                and/or high-level radioactive
                waste, ANPP

10.18           Amendment No. 1 dated               10.3 to 1995 Form 10-K            1-4473         3-29-96
                April 5, 1995 to the Long-          Report
                Term Power Transactions
                Agreement and Asset Purchase
                and Power Exchange Agree-
                ment between PacifiCorp and
                the Company

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.19           Restated Transmission               10.4 to 1995 Form 10-K            1-4473         3-29-96
                Agreement between                   Report
                PacifiCorp and the Company
                dated April 5, 1995

10.20           Contract among PacifiCorp,          10.5 to 1995 Form 10-K            1-4473         3-29-96
                the Company and United              Report
                States Department of Energy
                Western Area Power
                Administration, Salt Lake
                Area Integrated Projects
                for Firm Transmission
                Service dated May 5, 1995

10.21           Reciprocal Transmission             10.6 to 1995 Form 10-K            1-4473         3-29-96
                Service Agreement between           Report
                the Company and PacifiCorp
                dated as of March 2, 1994

10.22           Indenture of Lease with             5.01 to Form S-7                  2-59644        9-1-77
                Navajo Tribe of Indians,            Registration Statement
                Four Corners Plant

10.23           Supplemental and Additional         5.02 to Form S-7                  2-59644        9-1-77
                Indenture of Lease, including       Registration Statement
                amendments and supplements
                to original lease with Navajo
                Tribe of Indians, Four
                Corners Plant

10.24           Amendment and Supplement            10.36 to Registration             1-8962         7-25-85
                No. 1 to Supplemental and           Statement on Form 8-B of
                Additional Indenture of             Pinnacle West
                Lease, Four Corners, dated
                April 25,1985

10.25           Application and Grant of            5.04 to Form S-7                  2-59644        9-1-77
                multi-party rights-of-way           Registration Statement
                and easements, Four
                Corners Plant Site

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.26           Application and Amendment           10.37 to Registration             1-8962         7-25-85
                No. 1 to Grant of multi-party       Statement on Form 8-B of
                rights-of-way and easements,        Pinnacle West
                Four Corners Power Plant
                Site, dated April 25, 1985

10.27           Four Corners Project                10.7 to Pinnacle West             1-8962         3-14-01
                Co-Tenancy Agreement                2000 Form 10-K Report
                Amendment No. 6

10.28           Application and Grant of            5.05 to Form S-7                  2-59644        9-1-77
                Arizona Public Service              Registration Statement
                Company rights-of-way
                and easements, Four
                Corners Plant Site

10.29           Application and Amendment           10.38 to Registration             1-8962         7-25-85
                No. 1 to Grant of Arizona           Statement on Form 8-B of
                Public Service Company              Pinnacle West
                rights-of-way and easements,
                Four Corners Power Plant
                Site, dated April 25, 1985

10.30           Indenture of Lease, Navajo          5(g) to Form S-7                  2-36505        3-23-70
                Units 1, 2, and 3                   Registration Statement

10.31           Application and Grant of            5(h) to Form S-7                  2-36505        3-23-70
                rights-of-way and ease-             Registration Statement
                ments, Navajo Plant

10.32           Water Service Contract              5(l) to Form S-7                  2-39442        3-16-71
                Assignment with the United          Registration Statement
                States Department of
                Interior, Bureau of
                Reclamation, Navajo Plant

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.33           Arizona Nuclear Power               10.1 to 1988 Form 10-K            1-4473         3-8-89
                Project Participation Agree-        Report
                ment, dated August 23, 1973,
                among the Company, Salt
                River Project Agricultural
                Improvement and Power
                District, Southern California
                Edison Company, Public
                Service Company of New
                Mexico, El Paso Electric
                Company, Southern
                California Public Power
                Authority, and Department
                of Water and Power of the
                City of Los Angeles, and
                amendments 1-12 thereto

10.34           Amendment No. 13 dated as           10.1 to March 1991 Form           1-4473         5-15-91
                of April 22, 1991, to Arizona       10-Q Report
                Nuclear Power Project Partici-
                pation Agreement, dated
                August 23, 1973, among
                the Company, Salt River
                Project Agricultural Improve-
                ment and Power District,
                Southern California Edison
                Company, Public Service
                Company of New Mexico,
                El Paso Electric Company,
                Southern California Public
                Power Authority, and
                Department of Water and
                Power of the City of Los
                Angeles

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.35           Amendment No. 14, to                10.4 to the Pinnacle West         1-8962         8-14-00
                Arizona Nuclear Power               June 30, 2000 Form 10-Q
                Project Participation               Report
                Agreement, dated August
                23, 1973, among the
                Company, Salt River
                Project Agricultural Improve-
                ment and Power District,
                Southern California Edison
                Company, Public Service
                Company of New Mexico,
                El Paso Electric Company,
                Southern California Public
                Power Authority, and
                Department of Water and
                Power of the City of
                Los Angeles

10.36(c)        Facility Lease, dated as of         4.3 to Form S-3                   33-9480        10-24-86
                August 1, 1986, between             Registration Statement
                State Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, in its capacity as
                Owner Trustee, as Lessor,
                and the Company, as Lessee

10.37(c)        Amendment No. 1, dated as           10.5 to September 1986            1-4473         12-4-86
                of November 1, 1986, to             Form 10-Q Report by
                Facility Lease, dated as of         means of Amendment No.
                August 1, 1986, between             1 on December 3, 1986
                State Street Bank and Trust         Form 8
                Company, as successor to
                The First National Bank of
                Boston, in its capacity as
                Owner Trustee, as Lessor,
                and the Company, as Lessee

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.38(c)        Amendment No. 2 dated as            10.3 to 1988 Form 10-K            1-4473         3-8-89
                of June 1, 1987 to Facility         Report
                Lease dated as of August 1,
                1986 between State Street
                Bank and Trust Company,
                as successor to The First
                National Bank of Boston, as
                Lessor, and APS, as Lessee

10.39(c)        Amendment No. 3, dated as           10.3 to 1992 Form 10-K            1-4473         3-30-93
                of March 17, 1993, to               Report
                Facility Lease, dated as
                of August 1, 1986, between
                State Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, as Lessor, and the
                Company, as Lessee

10.40           Facility Lease, dated as of         10.1 to November 18, 1986         1-4473         1-20-87
                December 15, 1986, between          Form 8-K Report
                State Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, in its capacity as
                Owner Trustee, as Lessor,
                and the Company, as Lessee

10.41           Amendment No. 1, dated as of        4.13 to Form S-3                  1-4473         8-24-87
                August 1, 1987, to Facility         Registration Statement
                Lease, dated as of December         No. 33-9480 by means of
                15, 1986, between State Street      August 1, 1987 Form 8-K
                Bank and Trust Company, as          Report
                successor to The First
                National Bank of Boston, as
                Lessor, and the Company, as
                Lessee

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.42           Amendment No. 2, dated as           10.4 to 1992 Form 10-K            1-4473         3-30-93
                of March 17, 1993, to               Report
                Facility Lease, dated as
                of December 15, 1986,
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston,
                as Lessor, and the Company,
                as Lessee

10.43(a)        Directors' Deferred                 10.1 to June 1986 Form            1-4473         8-13-86
                Compensation Plan, as               10-Q Report
                restated, effective January 1,
                1986

10.44(a)        Second Amendment to the             10.2 to 1993 Form 10-K            1-4473         3-30-94
                Arizona Public Service              Report
                Company Directors'
                Deferred Compensation
                Plan, effective as of
                January 1, 1993

10.45(a)        Third Amendment to the              10.1 to September 1994            1-4473         11-10-94
                Arizona Public Service              Form 10-Q
                Company Directors'
                Deferred Compensation
                Plan effective as of
                May 1, 1993

10.46(a)        Fourth Amendment dated              10.8 to Pinnacle West's           1-8962         3-30-00
                December 28, 1999 to the            1999 Form 10-K
                Arizona Public Service
                Company Directors
                Deferred Compensation
                Plan

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.47(a)        Arizona Public Service              10.4 to 1988 Form 10-K            1-4473         3-8-89
                Company Deferred                    Report
                Compensation Plan, as
                restated, effective January 1,
                1984, and the second and
                third amendments thereto,
                dated December 22, 1986, and
                December 23, 1987,
                respectively

10.48(a)        Third Amendment to the              10.3 to 1993 Form 10-K            1-4473         3-30-94
                Arizona Public Service              Report
                Company Deferred
                Compensation Plan, effective
                as of January 1, 1993

10.49(a)        Fourth Amendment to the             10.2 to September 1994            1-4473         11-10-94
                Arizona Public Service              Form 10-Q Report
                Company Deferred
                Compensation Plan effective
                as of May 1, 1993

10.50(a)        Fifth Amendment to the              10.3 to 1997 Form 10-K            1-4473         3-28-97
                Arizona Public Service              Report
                Company Deferred
                Compensation Plan

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.51(a)        Sixth Amendment to                  10.8 to Pinnacle West             1-8962         3-14-01
                Arizona Public Service              2000 Form 10-K Report
                Company Deferred
                Compensation Plan

10.52(a)        Schedules of William J. Post        10.2 to Pinnacle West             1-8962         3-31-03
                and Jack E. Davis to                Form 10-K Report
                Arizona Public Service
                Company Deferred
                Compensation Plan, as
                amended

10.53(a)        Pinnacle West Capital               10.10 to 1995 Form 10-K           1-4473         3-29-96
                Corporation, Arizona Public         Report
                Service Company, SunCor
                Development Company
                and El Dorado Investment
                Company Deferred
                Compensation Plan as
                amended and restated
                effective January 1, 1996

10.54(a)        First Amendment effective as        10.6 to Pinnacle West's           1-8962         3-30-00
                of January 1, 1999, to the          1999 Form 10-K Report
                Pinnacle West Capital
                Corporation, Arizona Public
                Service Company, SunCor
                Development Company and
                El Dorado Investment
                Company Deferred Compen-
                sation Plan

10.55(a)        Second Amendment effective          10.10 to Pinnacle West's          1-8962         3-30-00
                as of January 1, 2000, to the       1999 Form 10-K Report
                Pinnacle West Capital
                Corporation, Arizona Public
                Service Company, SunCor
                Development Company and
                El Dorado Investment
                Company Deferred Compen-
                sation Plan

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.56(a)        Pinnacle West Capital               10.13 to Pinnacle West's          1-8962         3-30-00
                Corporation Supplemental            1999 Form 10-K Report
                Excess Benefit Retirement
                Plan, as amended and
                restated, dated December 7,
                1999

10.57(a)        First Amendment to the              10.7 to Pinnacle West's           1-8962         3-27-02
                Pinnacle West Capital               2001 Form 10-K Report
                Corporation Supplemental
                Excess Benefit Retirement
                Plan

10.58(a)        Second Amendment to the             10.8 to Pinnacle West's           1-8962         3-27-02
                Pinnacle West Capital               2001 Form 10-K Report
                Corporation Supplemental
                Excess Benefit Retirement
                Plan

10.59(a)        Pinnacle West Capital               10.7 to 1994 Form 10-K            1-4473         3-30-95
                Corporation and Arizona             Report
                Public Service Company
                Directors' Retirement Plan
                effective as of January 1,
                1995

10.60(a)        Pinnacle West Capital               99.2 to Pinnacle West's           1-8962         7-3-00
                Corporation and Arizona             Registration Statement on
                Public Service Company              Form S-8 No. 333-40796
                Directors' Retirement Plan,
                as amended and restated
                on June 21, 2000

10.61(a)        Arizona Public Service              10.1 to September 1997            1-4473         11-12-97
                Company Director                    Form 10-K Report
                Equity Plan

10.62(a)        Letter Agreement dated              10.6 to 1994 Form 10-K            1-4473         3-30-95
                December 21, 1993, between          Report
                the Company and William L.
                Stewart

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.63(a)        Letter Agreement dated              10.8 to 1996 Form 10-K            1-4473         3-28-97
                August 16, 1996 between             Report
                the Company and
                William L. Stewart

10.64(a)        Letter Agreement between            10.2 to September 1997            1-4473         11-12-97
                the Company and                     Form 10-Q Report
                William L. Stewart

10.65(a)        Letter Agreement dated              10.9 to Pinnacle West's           1-8962         3-30-00
                December 13, 1999 between           1999 Form 10-K Report
                the Company and
                William L. Stewart

10.66(a)        Amendment to Letter                 10.1 to Pinnacle West's           1-8962         8-13-02
                Agreement, effective as of          June 2002 Form 10-Q
                January 1, 2002, between            Report
                APS and William L. Stewart

10.67(a)        Letter Agreement dated as           10.8 to 1995 Form 10-K            1-4473         3-29-96
                of January 1, 1996 between          Report
                the Company and Robert G.
                Matlock & Associates, Inc.
                for consulting services

10.68(a)        Letter Agreement dated              10.17 to Pinnacle West's          1-8962         3-30-00
                October 3, 1997 between             1999 Form 10-K Report
                the Company and James M.
                Levine

10.69(a)        Summary of James M.                 10.2 to Pinnacle West's           1-8962         5-15-02
                Levine Retirement                   March 2002 Form
                Benefits                            10-Q Report

10.70(a)        Employment Agreement,               10.1 to Pinnacle West's           1-8962         11-14-02
                effective as of October 1,          November 2002 Form
                2002, between APS and               10-Q
                James M. Levine

10.71(a)        Letter Agreement dated              10.4 to Pinnacle West's           1-8962         3-31-03
                June 28, 2001 between               2002 Form 10-K Report
                Pinnacle West Capital
                Corporation and Steve
                Wheeler

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.72(a)(d)     Key Executive Employment            10.1 to Pinnacle West's           1-8962         8-16-99
                and Severance Agreement             June 1999 Form 10-Q
                between Pinnacle West and           Report
                certain executive officers of
                Pinnacle West and its
                subsidiaries

10.73(a)        Pinnacle West Capital               10.1 to 1992 Form 10-K            1-4473         3-30-93
                Corporation Stock Option            Report
                and Incentive Plan

10.74(a)        First Amendment dated               10.11 to Pinnacle West's          1-8962         3-30-00
                December 7, 1999 to the             1999 Form 10-K Report
                Pinnacle West Capital
                Corporation Stock Option
                and Incentive Plan

10.75(a)        Pinnacle West Capital               A to the Proxy Statement          1-8962         4-16-94
                Corporation 1994 Long-              for the Plan Report
                Term Incentive Plan                 Pinnacle West 1994
                effective as of                     Annual Meeting of
                March 23, 1994                      Shareholders

10.76(a)        First Amendment dated               10.12 to Pinnacle West's          1-8962         3-30-00
                December 7, 1999, to the            1999 Form 10-K Report
                Pinnacle West Capital
                Corporation 1994 Long-
                Term Incentive Plan

10.77(a)        Pinnacle West Capital               10.5 to Pinnacle West's           1-8962         3-31-03
                Corporation 2002 Long-Term          2002 Form 10-K Report
                Incentive Plan

10.78(a)        Trust for the Pinnacle West         10.14 to Pinnacle West's          1-8962         3-30-00
                Capital Corporation, Arizona        1999 Form 10-K Report
                Public Service Company
                and SunCor Development
                Company Deferred
                Compensation Plans
                dated August 1, 1996

10.79(a)        First Amendment dated               10.15 to Pinnacle West's          1-8962         3-30-00
                December 7, 1999, to the            1999 Form 10-K Report
                Trust for the Pinnacle West
                Capital Corporation, Arizona
                Public Service Company and
                SunCor Development
                Company Deferred
                Compensation Plans

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.80(a)        2003 Management Officer             10.1 to Pinnacle West's           1-8962         3-31-03
                Incentive Plan                      2002 Form 10-K Report

10.81(a)        2003 CEO Variable                   10.2 to Pinnacle West's           1-8962         3-31-03
                Incentive Plan                      2002 Form 10-K Report

10.82           Agreement No. 13904 (Option         10.3 to 1991 Form 10-K            1-4473         3-19-92
                and Purchase of Effluent)           Report
                with Cities of Phoenix,
                Glendale, Mesa, Scottsdale,
                Tempe, Town of Youngtown,
                and Salt River Project
                Agricultural Improvement and
                Power District, dated April 23,
                1973

10.83           Agreement for the Sale and          10.4 to 1991 Form 10-K            1-4473         3-19-92
                Purchase of Wastewater              Report
                Effluent with City of
                Tolleson and Salt River
                Agricultural Improvement
                and Power District, dated
                June 12, 1981,including
                Amendment No. 1 dated
                as of November 12, 1981
                and Amendment No. 2
                dated as of June 4, 1986

10.84           Territorial Agreement               10.1 to March 1998                1-4473         5-15-98
                between the Company                 Form 10-Q Report
                and Salt River Project

10.85           Power Coordination                  10.2 to March 1998                1-4473         5-15-98
                Agreement between                   Form 10-Q Report
                the Company and Salt
                River Project

10.86           Memorandum of Agreement             10.3 to March 1998                1-4473         5-15-98
                between the Company and             Form 10-Q Report
                Salt River Project

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
10.87           Addendum to Memorandum              10.2 to May 19, 1998              1-4473         6-26-98
                of Agreement between the            Form 8-K Report
                Company and Salt River
                Project dated as of May
                19, 1998

99.1            Collateral Trust Indenture          4.2 to 1992 Form 10-K             1-4473         3-30-93
                among PVNGS II Funding              Report
                Corp., Inc., the Company and
                Chemical Bank, as Trustee

99.2            Supplemental Indenture to           4.3 to 1992 Form 10-K             1-4473         3-30-93
                Collateral Trust Indenture          Report
                among PVNGS II Funding
                Corp., Inc., the Company and
                Chemical Bank, as Trustee

99.3(c)         Participation Agreement,            28.1 to September 1992            1-4473         11-9-92
                dated as of August 1, 1986,         Form 10-Q Report
                among PVNGS Funding
                Corp., Inc., Bank of America
                National Trust and Savings
                Association, State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, in
                its individual capacity and as
                Owner Trustee, Chemical
                Bank, in its individual
                capacity and as Indenture
                Trustee, the Company, and
                the Equity Participant named
                therein

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
99.4(c)         Amendment No. 1 dated as            10.8 to September 1986            1-4473         12-4-86
                of November 1, 1986, to             Form 10-Q Report by
                Participation Agreement,            means of Amendment No.
                dated as of August 1,1986,          1, on December 3, 1986
                among PVNGS Funding                 Form 8
                Corp., Inc., Bank of America
                National Trust and Savings
                Association, State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, in
                its individual capacity and as
                Owner Trustee, Chemical
                Bank, in its individual
                capacity and as Indenture
                Trustee, the Company, and
                the Equity Participant named
                therein

99.5(c)         Amendment No. 2, dated as           28.4 to 1992 Form 10-K            1-4473         3-30-93
                of March 17, 1993, to               Report
                Participation Agreement,
                dated as of August 1, 1986,
                among PVNGS Funding
                Corp., Inc., PVNGS II
                Funding Corp., Inc., State
                Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, in its individual
                capacity and as Owner
                Trustee, Chemical Bank, in
                its individual capacity and
                as Indenture Trustee, the
                Company, and the Equity
                Participant named therein

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
99.6(c)         Trust Indenture, Mortgage,          4.5 to Form S-3                   33-9480        10-24-86
                Security Agreement and              Registration Statement
                Assignment of Facility Lease,
                dated as of August 1, 1986,
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

99.7(c)         Supplemental Indenture No.          10.6 to September 1986            1-4473         12-4-86
                1, dated as of November 1,          Form 10-Q Report by
                1986 to Trust Indenture,            means of Amendment No.
                Mortgage, Security Agree-           1 on December 3, 1986
                ment and Assignment of              Form 8
                Facility Lease, dated as of
                August 1, 1986, between
                State Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, as Owner Trustee,
                and Chemical Bank, as
                Indenture Trustee

99.8(c)         Supplemental Indenture No. 2        4.4 to 1992 Form 10-K             1-4473         3-30-93
                to Trust Indenture, Mortgage,       Report
                Security Agreement and
                Assignment of Facility Lease,
                dated as of August 1, 1986,
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee, and Chemical
                Bank, as Indenture Trustee

99.9(c)           Assignment, Assumption and          28.3 to Form S-3                  33-9480        10-24-86
                Further Agreement, dated as         Registration Statement
                of August 1, 1986, between
                the Company and State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
99.10(c)        Amendment No. 1, dated              10.10 to September 1986           1-4473         12-4-86
                as of November 1, 1986, to          Form 10-Q Report by
                Assignment, Assumption and          means of Amendment No.
                Further Agreement, dated as         1 on December 3, 1986
                of August 1, 1986, between          Form 8
                the Company and State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee

99.11(c)        Amendment No. 2, dated              28.6 to 1992 Form 10-K            1-4473         3-30-93
                as of March 17, 1993, to            Report
                Assignment, Assumption and
                Further Agreement, dated as
                of August 1, 1986, between
                the Company and State Street
                Bank and Trust Company, as
                successor to The First
                National Bank of Boston, as
                Owner Trustee

99.12           Participation Agreement,            28.2 to September 1992            1-4473         11-9-92
                dated as of December 15,            Form 10-Q Report
                1986, among PVNGS
                Funding Corp., Inc., State
                Street Bank and Trust
                Company, as successor
                to The First National Bank
                of Boston, in its individual
                capacity and as Owner
                Trustee, Chemical Bank,
                in its individual capacity
                and as Indenture Trustee
                under a Trust Indenture,
                the Company, and the
                Owner Participant named
                therein

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
99.13           Amendment No. 1, dated              28.20 to Form S-3                 1-4473         8-10-87
                as of August 1, 1987, to            Registration Statement
                Participation Agreement,            No. 33-9480 by means of a
                dated as of December 15,            November 6, 1986 Form
                1986, among PVNGS                   8-K Report
                Funding Corp., Inc. as
                Funding Corporation, State
                Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, as Owner Trustee,
                Chemical Bank, as Indenture
                Trustee, the Company, and
                the Owner Participant named
                therein

99.14           Amendment No. 2, dated              28.5 to 1992 Form 10-K            1-4473         3-30-93
                as of March 17, 1993, to            Report
                Participation Agreement,
                dated as of December 15,
                1986, among PVNGS Fund-
                ing Corp., Inc., PVNGS II
                Funding Corp., Inc., State
                Street Bank and Trust
                Company, as successor to
                The First National Bank of
                Boston, in its individual
                capacity and as Owner
                Trustee, Chemical Bank, in
                its individual capacity and
                as Indenture Trustee, the
                Company, and the Owner
                Participant named therein

99.15           Trust Indenture, Mortgage,          10.2 to November 18, 1986         1-4473         1-20-87
                Security Agreement and              Form 8-K Report
                Assignment of Facility
                Lease, dated as of December
                15, 1986, between State
                Street Bank and Trust
                Company, as successor to
                The First National Bank
                of Boston, as Owner
                Trustee, and Chemical
                Bank, as Indenture Trustee

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
99.16           Supplemental Indenture No.          4.13 to Form S-3                  1-4473         8-24-87
                1, dated as of August 1, 1987,      Registration Statement
                to Trust Indenture, Mortgage,       No. 33-9480 by means of
                Security Agreement and              August 1, 1987 Form 8-K
                Assignment of Facility              Report
                Lease, dated as of December
                15, 1986, between State
                Street Bank and Trust
                Company, as successor to
                The First National Bank
                of Boston, as Owner
                Trustee, and Chemical Bank,
                as Indenture Trustee

99.17           Supplemental Indenture              4.5 to 1992 Form 10-K             1-4473         3-30-93
                No. 2 to Trust Indenture,           Report
                Mortgage, Security Agree-
                ment and Assignment of
                Facility Lease, dated as of
                December 15, 1986,
                between State Street Bank
                and Trust Company, as
                successor to The First
                National Bank of Boston,
                as Owner Trustee, and
                Chemical Bank, as Indenture
                Trustee

99.18           Assignment, Assumption and          10.5 to November 18, 1986         1-4473         1-20-87
                Further Agreement, dated as         Form 8-K Report
                of December 15, 1986,
                between the Company and
                State Street Bank and Trust
                Company, as successor to The
                First National Bank of
                Boston, as Owner Trustee

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
99.19           Amendment No. 1, dated              28.7 to 1992 Form 10-K            1-4473         3-30-93
                as of March 17, 1993, to            Report
                Assignment, Assumption
                and Further Agreement,
                dated as of December 15,
                1986, between the Company
                and State Street Bank and
                Trust Company, as successor
                to The First National Bank
                of Boston, as Owner Trustee

99.20(c)        Indemnity Agreement dated           28.3 to 1992 Form 10-K            1-4473         3-30-93
                as of March 17, 1993 by the         Report
                Company

99.21           Extension Letter, dated as of       28.20 to Form S-3                 1-4473         8-10-87
                August 13, 1987, from the           Registration Statement
                signatories of the                  No. 33-9480 by means of a
                Participation Agreement to          November 6, 1986 Form
                Chemical Bank                       8-K Report

99.22           Rate Reduction Agreement            10.1 to December 4, 1995          1-4473         12-14-95
                dated December 4, 1995              Form 8-K Report
                between the Company and
                the ACC Staff

99.23           Arizona Corporation                 10.1 to March 1996                1-4473         5-14-96
                Commission Order                    Form 10-Q Report
                dated April 24, 1996

99.24           Arizona Corporation                 99.1 to 1996 Form 10-K            1-4473         3-28-97
                Commission Order,                   Report
                Decision No. 59943,
                dated December 26, 1996,
                including the Rules regard-
                ing the introduction of retail
                competition in Arizona

99.25           Retail Electric Competition         10.1 to June 1998                 1-4473         8-14-98
                Rules                               Form 10-Q Report

EXHIBIT NO.     DESCRIPTION                       ORIGINALLY FILED AS EXHIBIT:     FILE NO.(b)    DATE EFFECTIVE
-----------     -----------                       ----------------------------     -----------    --------------
99.26           Arizona Corporation                 10.1 to September 1999            1-4473         11-15-99
                Commission Order,                   10-Q Report
                Decision No. 61973, dated
                October 6, 1999, approving
                our Settlement Agreement

99.27           Arizona Corporation                 10.2 to September 1999            1-4473         11-15-99
                Commission Order,                   10-Q Report
                Decision No. 61969, dated
                September 29, 1999, includ-
                ing the Retail Electric
                Competition Rules

99.28           Addendum to Settlement              10.1 to Pinnacle West             1-8962         11-14-00
                Agreement                           September 2000 10-Q

99.29           ACC Opinion and Order               99.1 to Pinnacle West's           1-8962         9-17-02
                dated September 10, 2002,           September 10, 2002
                Decision No. 65154                  Form 8-K Report

99.30           Arizona Public Service              99.2 to Pinnacle West's           1-8962         9-17-02
                Company Application filed           September 10, 2002
                with the Arizona                    Form 8-K Report
                Corporation Commission on
                September 16, 2002

99.31           Track "A" Appeals Issues -          99.1 to Pinnacle West's           1-8962         12-16-02
                Principles for Resolution           November 15, 2002
                                                    Form 8-K Report

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

REPORTS ON FORM 8-K

     During the quarter ended December 31, 2002 and the period ended March 31, 2003, the Company filed the following Reports on Form 8-K:

     Report dated October 17, 2002 regarding Pinnacle West's earnings outlook.

     Report dated November 14, 2002 regarding an ACC staff recommendation that the Interim Financing Application be approved.

     Report dated November 15, 2002 regarding: (i) appeals of the Track A Order and an agreement between APS and the ACC staff; (ii) ACC staff testimony on the Financing Application; and (iii) EITF 02-3.

     Report dated November 22, 2002 regarding ACC approval of the Interim Financing Application and Pinnacle West Energy's decision to cancel Redhawk Units 3 and 4.

     Report dated January 15, 2003 regarding NAC losses and Pinnacle West's earnings outlook.

     Report dated January 30, 2003 regarding an ACC staff report on Track B.

     Report dated February 24, 2003 regarding reclassifications of revenue from electricity trading activities to a net basis of reporting.

     Report dated February 27, 2003 regarding the ACC Track B decision.

     Report dated March 11, 2003 regarding an ACC ALJ recommendation on the Financing Application.

     Report dated March 27, 2003, regarding ACC approval of a financing arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ARIZONA PUBLIC SERVICE COMPANY
Date: March 31, 2003                                  (Registrant)

                                                      Jack E. Davis
                                          --------------------------------------
                                          (Jack E. Davis, President and Chief
                                                  Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                         Title                    Date
           ---------                         -----                    ----

       William J. Post            Director                        March 31, 2003
-------------------------------
  (William J. Post, Chairman
  of the Board of Directors)


        Jack E. Davis             Principal Executive Officer     March 31, 2003
-------------------------------   and Director
   (Jack E. Davis, President
 and Chief Executive Officer)


       Donald E. Brandt           Principal Financial Officer     March 31, 2003
-------------------------------
      (Donald E. Brandt,
    Senior Vice President,
 and Chief Financial Officer)


      Chris N. Froggatt           Principal Accounting Officer    March 31, 2003
-------------------------------
     (Chris N. Froggatt,
Vice President and Controller)


     Edward N. Basha, Jr.         Director                        March 31, 2003
-------------------------------
    (Edward N. Basha, Jr.)

     Michael L. Gallagher         Director                        March 31, 2003
-------------------------------
    (Michael L. Gallagher)


         Pamela Grant             Director                        March 31, 2003
-------------------------------
        (Pamela Grant)


     Roy A. Herberger, Jr.        Director                        March 31, 2003
-------------------------------
    (Roy A. Herberger, Jr.)


        Martha O. Hesse           Director                        March 31, 2003
-------------------------------
       (Martha O. Hesse)


   William S. Jamieson, Jr.       Director                        March 31, 2003
-------------------------------
  (William S. Jamieson, Jr.)


       Humberto S. Lopez          Director                        March 31, 2003
-------------------------------
      (Humberto S. Lopez)


       Robert G. Matlock          Director                        March 31, 2003
-------------------------------
      (Robert G. Matlock)


       Kathryn L. Munro           Director                        March 31, 2003
-------------------------------
      (Kathryn L. Munro)


      Bruce J. Nordstrom          Director                        March 31, 2003
-------------------------------
     (Bruce J. Nordstrom)

CERTIFICATIONS

I, Jack E. Davis, certify that:

1. I have reviewed this annual report on Form 10-K of Arizona Public Service Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003.

                                        Jack E. Davis
                                        ----------------------------------------
                                        Jack E. Davis
                                        President and Chief Executive Officer


I, Donald E. Brandt, certify that:

1. I have reviewed this annual report on Form 10-K of Arizona Public Service Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003.

                                        Donald E. Brandt
                                        ----------------------------------------
                                        Donald E. Brandt
                                        Senior Vice President and Chief
                                        Financial Officer