Form 10-Q
period 2004-03-31
ARIZONA PUBLIC SERVICE CO
filed 2004-05-07
CIK 7286

FORM 10-Q

Securities and Exchange Commission

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of common stock, $2.50 par value, outstanding as of May 7, 2004: 71,264,947

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Glossary

ACC – Arizona Corporation Commission

ALJ – administrative law judge

APS – Arizona Public Service Company, the Company

APS Energy Services – APS Energy Services Company, Inc., a subsidiary of Pinnacle West

CC&N – Certificate of Convenience and Necessity

Citizens – Citizens Communications Company

Company – Arizona Public Service Company

CPUC – California Public Utility Commission

DIG – Derivative Implementation Group

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

Moody’s – Moody’s Investors Service

MW – megawatt, one million watts

MWh – megawatt-hours, one million watts per hour

Native Load – retail and wholesale sales supplied under traditional cost-based rate regulation

1999 Settlement Agreement – comprehensive settlement agreement approved by the ACC related to the implementation of retail electric competition

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

Rules – ACC retail electric competition rules

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

Standard & Poor’s – Standard & Poor’s Corporation

Superfund – Comprehensive Environmental Response, Compensation and Liability Act

T&D – transmission and distribution

Track A Order – ACC order dated September 10, 2002 regarding generation asset transfers and related issues

Track B Order –ACC order dated March 14, 2003 regarding competitive solicitation requirements for power purchases by Arizona’s investor-owned electric utilities

Trading – energy-related activities entered into with the objective of generating profits on changes in market prices

2003 Form 10-K – the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

VIE – variable interest entity

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months
	Ended March 31,
	2004	2003
	(Dollars in Thousands)
ELECTRIC OPERATING REVENUES:
Regulated electricity segment	$420,299	$381,886
Marketing and trading segment	20,803	50,051

Total	441,102	431,937

PURCHASED POWER AND FUEL COSTS:
Regulated electricity segment	88,592	84,100
Marketing and trading segment	25,758	44,433

Total	114,350	128,533

OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS	326,752	303,404

OTHER OPERATING EXPENSES:
Operations and maintenance excluding purchased power and fuel costs	126,988	121,837
Depreciation and amortization	88,848	95,557
Income taxes	17,362	10,966
Other taxes	27,580	28,214

Total	260,778	256,574

OPERATING INCOME	65,974	46,830

OTHER INCOME (DEDUCTIONS):
Income taxes	(2,469)	504
Allowance for equity funds used during construction	2,002	—
Other income (Note 16)	11,235	1,789
Other expense (Note 16)	(4,904)	(2,842)

Total	5,864	(549)

INTEREST DEDUCTIONS:
Interest on long-term debt	35,646	32,968
Interest on short-term borrowings	2,501	1,259
Debt discount, premium and expense	1,195	720
Capitalized interest	(857)	(4,599)

Total	38,485	30,348

NET INCOME	$33,353	$15,933

See Notes to Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2004	2003
	(Dollars in Thousands)
UTILITY PLANT:
Electric plant in service and held for future use	$8,869,575	$8,826,033
Less accumulated depreciation and amortization	3,113,369	3,089,645

Total	5,756,206	5,736,388
Construction work in progress	159,620	187,478
Intangible assets, net of accumulated amortization	106,634	94,181
Nuclear fuel, net of accumulated amortization	57,959	52,011

Utility plant — net	6,080,419	6,070,058

INVESTMENTS AND OTHER ASSETS:
Notes receivable from associated companies (Notes 5 and 18)	498,021	497,865
Decommissioning trust accounts	246,002	240,645
Assets from risk management and trading activities — long-term (Note 10)	25,459	18,001
Other assets	66,514	64,119

Total investments and other assets	835,996	820,630

CURRENT ASSETS:
Cash and cash equivalents	—	112,002
Accounts receivable:
Service customers	145,584	190,884
Other (Note 18)	77,475	67,540
Allowance for doubtful accounts	(3,258)	(3,743)
Accrued utility revenues	73,612	71,501
Materials and supplies, at average cost	80,907	80,682
Fossil fuel, at average cost	24,378	28,360
Assets from risk management and trading activities (Note 10)	88,782	52,448
Other	5,412	6,969

Total current assets	492,892	606,643

DEFERRED DEBITS:
Regulatory assets	161,543	164,804
Unamortized debt issue costs	24,067	19,797
Other	73,527	73,056

Total deferred debits	259,137	257,657

TOTAL ASSETS	$7,668,444	$7,754,988

See Notes to Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31,	December 31,
	2004	2003
	(Dollars in Thousands)
CAPITALIZATION:
Common stock	$178,162	$178,162
Additional paid-in capital	1,246,804	1,246,804
Retained earnings	821,422	830,569
Accumulated other comprehensive income/(loss):
Minimum pension liability adjustment	(57,158)	(57,158)
Derivative instruments	22,438	5,253

Common stock equity	2,211,668	2,203,630
Long-term debt less current maturities	1,978,301	2,135,606

Total capitalization	4,189,969	4,339,236

CURRENT LIABILITIES:
Commercial paper	25,200	—
Current maturities of long-term debt	439,067	487,067
Accounts payable	121,153	131,383
Accrued taxes	139,583	90,474
Accrued interest	36,752	42,702
Customer deposits	46,867	45,481
Deferred income taxes	631	631
Liabilities from risk management and trading activities (Note 10)	66,600	58,138
Other	69,825	60,008

Total current liabilities	945,678	915,884

DEFERRED CREDITS AND OTHER:
Deferred income taxes	1,262,304	1,248,397
Liabilities from risk management and trading activities — long-term (Note 10)	13,290	4,502
Regulatory liabilities	512,190	510,423
Unamortized gain — sale of utility plant	53,765	54,909
Customer advances for construction	55,853	52,783
Pension liability	173,713	160,639
Liability for asset retirement (Note 13)	238,566	234,440
Other	223,116	233,775

Total deferred credits and other	2,532,797	2,499,868

COMMITMENTS AND CONTINGENCIES (Notes 5, 12 & 13)
TOTAL LIABILITIES AND EQUITY	$7,668,444	$7,754,988

See Notes to Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
	2004	2003
	(Dollars in Thousands)
Cash Flows from Operating Activities:
Net Income	$33,353	$15,933
Items not requiring cash:
Depreciation and amortization	88,848	95,557
Nuclear fuel amortization	7,599	7,726
Allowance for equity funds used during construction	(2,002)	—
Deferred income taxes	2,714	(7,706)
Change in mark-to-market valuations	(19,582)	(19,924)
Changes in certain current assets and liabilities:
Accounts receivable	34,880	67,855
Accrued utility revenues	(2,111)	15,609
Materials, supplies and fossil fuel	3,757	(3,202)
Other current assets	1,557	1,420
Accounts payable	(6,333)	(1,558)
Accrued taxes	49,109	44,337
Accrued interest	(5,950)	(13,119)
Other current liabilities	11,203	18,534
Increase in regulatory assets	(847)	(2,152)
Change in risk management trading — assets	2,562	3,881
Change in risk management trading — liabilities	18,856	—
Change in customer advances	3,070	(1,334)
Change in pension liability	13,074	13,532
Change in other long-term assets	(5,383)	(7,435)
Change in other long-term liabilities	(11,562)	(1,698)

Net cash flow provided by operating activities	216,812	226,256

Cash Flows from Investing Activities:
Trust fund for bond redemption	—	(87,225)
Capital expenditures	(99,684)	(110,264)
Capitalized interest	(857)	(4,599)
Loans to associated companies	(156)	—
Other	(5,256)	8,238

Net cash flow used for investing activities	(105,953)	(193,850)

Cash Flows from Financing Activities:
Issuance of long-term debt	179,000	—
Repayment and reacquisition of long-term debt	(384,561)	(672)
Short-term borrowings — net	25,200	—
Dividends paid on common stock	(42,500)	(42,500)

Net cash flow used for financing activities	(222,861)	(43,172)

Net decrease in cash and cash equivalents	(112,002)	(10,766)
Cash and cash equivalents at beginning of period	112,002	42,549

Cash and cash equivalents at end of period	$—	$31,783

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (excluding capitalized interest)	$42,228	$42,747
Income taxes	$—	$—

See Notes to Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Our unaudited condensed financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature. We suggest that these condensed financial statements and notes to condensed financial statements be read along with the financial statements and notes to financial statements included in our 2003 Form 10-K. Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain prior year amounts to conform to the current year presentation.

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

     On March 31, 2004, the Navajo County, Arizona Pollution Control Corporation issued $166 million of variable interest rate pollution control bonds, 2004 Series A-E, due 2034. The bonds were issued to refinance $166 million of outstanding pollution control bonds. These bonds are payable solely from revenues obtained from us pursuant to a loan agreement between us and the Navajo County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Balance Sheets.

     Also on March 31, 2004, Coconino County, Arizona Pollution Control Corporation issued $13 million of variable interest rate pollution control bonds, 2004 Series A, due 2034. The bonds were issued to refinance $13 million of outstanding pollution control bonds. These bonds are payable solely from revenues obtained from us pursuant to a loan agreement between us and Coconino County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Balance Sheets.

     At March 31, 2004, we had $387 million of pollution control bonds under which interest rates are reset on a daily or annual basis. The holders of these bonds have the right to cause us to purchase their bonds on the applicable reset date if the bonds are not remarketed; therefore, $337 million of such bonds are classified as current maturities of long-term debt. The remaining $50 million is classified as long-term as we have the intent and ability, demonstrated by credit agreements in place that extend for more than one year, to refinance any bonds that we are required to purchase.

     The following is a list of payments due on total long-term debt and capitalized lease requirements as of March 31, 2004:

•	$339 million in 2004;

•	$402 million in 2005;

•	$86 million in 2006;

•	$1 million in 2007;

•	$1 million in 2008; and

•	$1,597 million thereafter.

5. Regulatory Matters

Electric Industry Restructuring

State

     Overview

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

1999 dollars). The 1999 Settlement Agreement also states that we will not be allowed to recover $183 million net present value (in 1999 dollars) ($234 million pre-tax) of the $533 million. The 1999 Settlement Agreement provides that we will have the opportunity to recover $350 million net present value (in 1999 dollars) through a competitive transition charge that will remain in effect through December 31, 2004, at which time it will terminate. The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery of the $350 million due to sales volume variances. As discussed below under “General Rate Case and Retail Rate Adjustment Mechanisms,” we are seeking to recover amounts written off by us as a result of the 1999 Settlement Agreement.

•	The 1999 Settlement Agreement required us to form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) our competitive electric assets and services no later than December 31, 2002. The 1999 Settlement Agreement provided that we would be allowed to defer and later collect, beginning July 1, 2004, 67% of our costs to accomplish the required transfer of generation assets to an affiliate. However, as discussed below, in 2002 the ACC unilaterally modified this aspect of the 1999 Settlement Agreement by issuing the Track A Order, an order preventing us from transferring our generation assets. We are seeking to recover all costs incurred by us in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy. See “General Rate Case and Retail Rate Adjustment Mechanisms” below.

     Retail Electric Competition Rules

     The Rules approved by the ACC include the following major provisions:

•	They apply to virtually all Arizona electric utilities regulated by the ACC, including us.

•	Effective January 1, 2001, retail access became available to all our retail electricity customers.

•	Electric service providers that get CC&N’s from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

•	Affected utilities must file ACC tariffs that unbundle rates for noncompetitive services.

•	The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs.

•	Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate

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

     Track A Order

     On September 10, 2002, the ACC issued the Track A Order, in which the ACC, among other things:

•	reversed its decision, as reflected in the Rules, to require us to transfer our generation assets either to an unrelated third party or to a separate corporate affiliate; and

•	unilaterally modified the 1999 Settlement Agreement, which authorized transfer of our generating assets, and directed us to cancel our activities to transfer our generation assets to Pinnacle West Energy.

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

     The order recognizes our right to reject any bids that are unreasonable, uneconomical or unreliable. The ACC staff and an independent monitor participated in the Track B procurement process. The Track B Order also contains requirements relating to standards of conduct between us and any affiliate of ours participating in the competitive solicitation, requires that we treat bidders in a non-discriminatory manner and requires us to file a protocol regarding short-term and emergency procurements. The order permits the provision by us of corporate oversight, support and governance as long as such activities do not favor Pinnacle West Energy in the procurement process or provide Pinnacle West Energy with confidential APS bidding information that is not available to other bidders. The order directs us to evaluate bids on cost, reliability and reasonableness. The decision requires bidders to allow the ACC to inspect their plants and requires assurances of appropriate competitive market conduct from senior officers of such bidders. Following the solicitation, the decision requires us to prepare a report evaluating environmental issues relating to the procurement, and a series of workshops on environmental risk management will be commenced thereafter.

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

     ACC Financing Order

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

     On May 12, 2003, we issued $500 million of debt pursuant to the Financing Order and made a $500 million loan to Pinnacle West Energy. Pinnacle West Energy distributed the net proceeds of that loan to us to fund the repayment of a portion of the debt we incurred to finance the construction of the PWEC Dedicated Assets.

     General Rate Case and Retail Rate Adjustment Mechanisms

     As noted above, on June 27, 2003, we filed a general rate case with the ACC and requested a $175.1 million, or 9.8%, increase in our annual retail electricity revenues, intended to become effective July 1, 2004. In this rate case, we updated our cost of service and rate design.

     Major Components of the Request The major reasons for the request include:

•	complying with the provisions of the 1999 Settlement Agreement;

•	incorporating significant increases in fuel and purchased power costs, including results of purchases through the ACC’s Track B procurement process;

•	recognizing changes in our cost of service, cost allocation and rate design;

•	obtaining rate recognition of the PWEC Dedicated Assets;

•	recovering $234 million written off by us as a result of the 1999 Settlement Agreement; and

•	recovering restructuring and compliance costs associated with the Rules.

     Requested Rate Increase The requested rate increase totals $175.1 million, or 9.8%, and is comprised of the following items (dollars in millions):

	Annual Revenue	Percent
Increase in base rates	$166.8	9.3%
Rules compliance charge	8.3	0.5%

Total increase	$175.1	9.8%

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

     On November 4, 2003, the ACC approved the issuance of an order which authorizes a rate adjustment mechanism allowing us to recover changes in purchased power costs (but not changes in fuel costs) incurred after July 1, 2004. The other rate adjustment mechanisms authorized in the 1999 Settlement Agreement (such as the costs associated with complying with the Rules) were also tentatively approved for subsequent implementation in the general rate case. The provisions of this order will not become effective until there is a final order in the general rate case, and the ACC further reserved the right to amend, modify or reconsider, in its entirety, this November 4 order during the rate case.

     Testimony On February 3, 2004, the following parties filed their initial written testimony with the ACC on all issues except cost of service (i.e., cost allocation among customer classes) and rate design:

•	the ACC “litigation” staff;

•	the Arizona Residential Utility Consumers Office (“RUCO”), an office established by the Arizona legislature to represent the interests of residential utility consumers before the ACC; and

•	other approved rate case interveners.

     ACC Staff Recommendations In its filed testimony, the ACC staff recommended, among other things, that the ACC:

•	decrease our annual retail electricity revenues by at least $142.7 million, which would result in a rate decrease of approximately 8%, based on a 9% return on equity;

•	not allow the PWEC Dedicated Assets to be included in our rate base;

•	not allow us to recover any of the $234 million pretax written off as a result of the 1999 Settlement Agreement; and

•	not implement any adjustment mechanisms for fuel and purchased power.

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

     The ACC staff also submitted testimony indicating that we and our affiliates had violated the “spirit, if not the letter” of the Rules, the Code of Conduct and the 1999 Settlement Agreement.

     RUCO Recommendations In its filed testimony, RUCO recommended, among other things, that the ACC:

•	decrease our annual retail electricity revenues by $53.6 million, which would result in a rate decrease of approximately 2.84%, based on a 9.5% return on equity;

•	not allow the PWEC Dedicated Assets to be included in our rate base;

•	not allow us to recover any of the $234 million pretax written off as a result of the 1999 Settlement Agreement; and

•	not implement any adjustment mechanisms for fuel and purchased power.

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

     Estimated Timeline We have asked the ACC to approve the requested rate increase by July 1, 2004. Hearings on the rate case were previously scheduled to begin on May 25, 2004. On April 15, 2004, the ACC ALJ issued a procedural order revising the schedule and timing of the rate case. On April 29, 2004, the ACC ALJ issued an order staying the existing procedural schedule for 30 days while the parties discuss settlement. The ALJ scheduled a procedural conference on May 26, 2004, to determine whether the stay should be extended or a new procedural schedule and hearing date established. Based on these two recent procedural orders, hearings should begin no earlier than early August 2004.

     Request for Proposals

     In early December 2003, we issued a request for proposals (“RFP”) for long-term power supply resources, and on January 8, 2004, an ACC ALJ issued an order requiring, among other things, that we file a summary of the proposals with the ACC. On January 27, 2004, we filed a summary of the proposals with the ACC. We are negotiating with certain of the parties that submitted proposals.

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

6. Retirement Plans and Other Benefits

     Pinnacle West sponsors a qualified defined benefit pension plan, a non-qualified supplemental excess benefit retirement plan, and other postretirement benefits for the employees of Pinnacle West and their subsidiaries. In 2003 and 2004, we represented 89% of the total cost of the plans.

     On December 8, 2003, the President signed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). One feature of the Act is a government subsidy of prescription drug costs. We have not yet quantified the effect, if any, on accumulated projected benefit obligations or the net periodic postretirement benefit cost in our financial statements and accompanying notes. Specific accounting guidance for this subsidy, including transition rules, is pending.

     The following table provides details of the Pinnacle West plans’ benefit costs for the three months ended March 31, 2004 and 2003. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts billed to electric plant participants or amounts capitalized as overhead construction (dollars in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost-benefits earned during the period	$10,603	$8,664	$4,779	$3,780
Interest cost on benefit obligation	20,927	17,701	7,825	7,191
Expected return on plan assets	(20,376)	(14,962)	(5,622)	(4,473)
Amortization of:
Transition (asset)/obligation	(804)	(743)	703	716
Prior service cost/(credit)	629	552	(23)	(29)
Net actuarial loss	4,246	4,171	2,764	2,315

Net periodic benefit cost	$15,225	$15,383	$10,426	$9,500

Our share of costs charged to expense	$5,793	$5,854	$3,968	$3,615

Contributions

     The Pension Stability Act was signed into law on April 10, 2004. Under this new legislation, Pinnacle West’s required pension contribution in 2004 is $35 million. Pinnacle West is currently evaluating whether any additional contributions will be made to our pension plans in 2004. We have not yet made any 2004 contributions to our pension plans or other postretirement benefit plans.

7. Business Segments

     We have two principal business segments (determined by services and the regulatory environment):

•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses and related activities, and includes electricity generation, transmission and distribution; and

•	our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading.

     Financial data for our business segments follows (dollars in millions):

	Three Months Ended
	March 31,
	2004	2003
Operating Revenues:
Regulated electricity	$420	$382
Marketing and trading	21	50

Total	$441	$432

Net Income (Loss):
Regulated electricity	$38	$14
Marketing and trading	(5)	2

Total	$33	$16

	As of	As of
	March 31, 2004	December 31, 2003
Assets:
Regulated electricity	$7,649	$7,747
Marketing and trading	19	8

Total	$7,668	$7,755

8. Accounting Matters

     See the following Notes for information about new accounting standards and other accounting matters:

•	Note 9 for FASB interpretation (FIN No. 46R) related to variable interest entities;

•	Note 10 for EITF issue (EITF 03-11) and DIG Issue No. C15 related to accounting for derivatives and energy trading contracts; and

•	Note 13 for accounting standard (SFAS No. 143) on asset retirement obligations.

9. Variable Interest Entities

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

     We are exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that we do not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), we would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2004, we would have been required to assume approximately $268 million of debt and pay the equity participants approximately $200 million.

     In the first quarter of 2004, we adopted FIN No. 46R for all other contractual arrangements. There was no impact to our financial statements.

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

     We adopted EITF 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ As Defined in Issue No. 02-3,” effective October 1, 2003. EITF 03-11 provides guidance on whether realized gains and losses on physically settled derivative contracts that are not held for trading purposes should be reported on a net or gross basis. The EITF concludes that such classification is a matter of judgment that depends on the relevant facts and circumstances. In the electricity business, some contracts to purchase energy are settled by netting against other contracts to sell energy. This netting process is referred to as “book-out” and usually occurs in contracts that have the same terms (quantities and delivery points) and for which power does not flow. These book-outs reduced both revenues and purchased power and fuel costs in 2003 but did not impact our financial condition, net income or cash flows.

     In November 2003, the FASB revised its derivative guidance in DIG Issue No. C15, “Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity.” Effective January 1, 2004, the new guidance changes the criteria for the normal purchases and sales scope exception for electricity contracts. This guidance did not have a material impact on our financial statements.

Cash Flow Hedges

     The changes in the fair value of our hedged positions included in the Condensed Statements of Income for the three months ended March 31, 2004 and 2003 were comprised of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2004	2003
Gains on the ineffective portion of derivatives qualifying for hedge accounting	$1,411	$1,564
Gains from the change in options’ time value excluded from measurement of effectiveness	80	—
Gain from the discontinuance of cash flow hedges	575	—

     As of March 31, 2004, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions was approximately three years. During the twelve months ending March 31, 2005, we estimate that a net gain of $25 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transactions.

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

     The following table summarizes our assets and liabilities from risk management and trading activities at March 31, 2004 and December 31, 2003 (dollars in thousands):

March 31, 2004

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated
Electricity:
Mark-to-market	$70,539	$15,268	$(38,305)	$(872)	$46,630
Options at cost and margin account	—	9,539	(18,856)	—	(9,317)
Marketing and Trading:
Mark-to-market	18,243	652	(9,439)	(12,418)	(2,962)

Total	$88,782	$25,459	$(66,600)	$(13,290)	$34,351

December 31, 2003

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated
Electricity:
Mark-to-market	$44,079	$5,900	$(47,268)	$(3,028)	$(317)
Options	—	12,101	—	—	12,101
Marketing and Trading:
Mark-to-market	8,369	—	(10,870)	(1,474)	(3,975)

Total	$52,448	$18,001	$(58,138)	$(4,502)	$7,809

     Cash or other assets may be required to serve as collateral against our open positions on certain energy-related contracts. No collateral was provided to counterparties at March 31, 2004 and December 31, 2003. Collateral provided to us by counterparties was $12 million at March 31, 2004 and $12 million at December 31, 2003, and is included in other deferred credits on the Condensed Balance Sheets.

     Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties. Our risk management process assesses and monitors the financial exposure of our counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

11. Comprehensive Income

     Components of comprehensive income for the three months ended March 31, 2004 and 2003, are as follows (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$33,353	$15,933

Other comprehensive income:
Minimum pension liability adjustment, net of tax	—	(112)
Unrealized gain on derivative instruments, net of tax (a)	18,315	8,653
Reclassification of realized gain to income, net of tax (b)	(1,130)	(1,921)

Total other comprehensive income	17,185	6,620

Comprehensive income	$50,538	$22,553

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and gas requirements to serve Native Load.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

12. Commitments and Contingencies

Palo Verde Nuclear Generating Station — Spent Fuel and Waste Disposal

     Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before 2010 and it does not intend to begin accepting spent nuclear fuel prior to that date. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including us (on behalf of ourself and the other Palo Verde owners), filed damages actions against the DOE in the Court of Federal Claims. Arizona Public Service Company v. United States of America, United States Court of Federal Claims, 03-2832C.

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

     On March 26, 2003, FERC made public a Final Report on Price Manipulation in Western Markets, prepared by its Staff and covering spot markets in the West in 2000 and 2001. The report stated that a significant number of entities who participated in the California markets during the 2000-2001 time period, including us, may potentially have been involved in arbitrage transactions that allegedly violated certain provisions of the ISO tariff. After reviewing the matter, along with the data supplied by us, the FERC staff moved to dismiss the claims against us and to dismiss the proceeding. The motion to dismiss was granted by the FERC on January 22, 2004. Certain parties have sought rehearing of this order, and that request is pending.

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

     We were also named in a lawsuit regarding wholesale contracts in California, which, after moving to state court, has been removed to the federal court for a second time. James Millar, et al. v. Allegheny Energy Supply, et al., San Francisco Superior Court, Case No. 407867, U.S. District Court (Northern District) C-04-0519 SBA. The First Amended Complaint alleges basically that the contracts entered into were the result of an unfair and unreasonable market, in violation of California unfair competition laws. The PX has filed a lawsuit against the State of California regarding the seizure of forward contracts and the State has filed a cross complaint against us and numerous other PX participants. Cal PX v. The State of California, Superior Court in and for the County of Sacramento, JCCP No. 4203. Various motions continue to be filed, and we currently believe these claims will have no material adverse impact on our financial position, results of operations or liquidity.

Natural Gas Supply

     We and Pinnacle West Energy purchase the majority of our natural gas requirements for our gas-fired plants under contracts with a number of natural gas suppliers. Pursuant to the terms of a comprehensive settlement entered into in 1996, with El Paso Natural Gas Company, the rates charged for transportation are subject to a rate moratorium through December 31, 2005.

     On July 9, 2003 the FERC issued an order that altered the contractual obligations and the rights of parties to the 1996 settlement. In order for us and Pinnacle West Energy to meet our natural gas supply and capacity requirements, we expect costs to increase by approximately $5 million per year for natural gas supply and by approximately $14 million per year for capacity. We and Pinnacle West Energy have sought appellate review of the FERC’s July 9 order and related issues on the grounds that the FERC decision to abrogate the full requirements contracts is arbitrary and capricious and is not supported by substantial evidence. Arizona Public Service Company and Pinnacle West Energy Corporation v. Federal Energy Regulatory Commission, United States Court of Appeals for the District of Columbia Circuit, No. 03-1209. This petition for review was consolidated with a petition filed by the ACC and other full requirements contract holders. Arizona Corporation Commission et al v. Federal Energy Regulatory Commission, United States Court of Appeals for the District of Columbia Circuit, No. 03-1206. We are continuing to analyze the market to determine the most favorable source and method of meeting our natural gas requirements.

Environmental Matters — Superfund

     On September 3, 2003, the EPA advised us and Pinnacle West that the EPA considers us and Pinnacle West to be a “potentially responsible party” in the Motorola 52nd Street Superfund Site, Operable Unit 3 (OU3) in Phoenix, Arizona. We have facilities that are within this superfund site. Liability under Superfund is strict, joint and several. Pinnacle West and we are currently negotiating with the EPA regarding the performance of remedial investigation activities of our facilities. Because the ultimate remediation requirements are not yet finalized, we cannot currently estimate the expenditures which may be required.

13. Asset Retirement Obligations

     On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. The standard requires that these liabilities be recognized at fair value as incurred and capitalized as part of the related tangible long-lived assets. On January 1, 2003, we recorded a liability of $219 million for our asset retirement obligations, including the accretion impacts; a $67 million increase in the carrying amount of the associated assets; and a net reduction of $192 million in accumulated depreciation related primarily to the reversal of previously recorded accumulated decommissioning and other removal costs related to these obligations. Additionally, we recorded a net regulatory liability of $40 million for the asset retirement obligations related to our regulated assets. This regulatory liability represents the difference between the amount currently being recovered in regulated rates and the amount calculated under SFAS No. 143. We believe we can recover in regulated rates the transition costs and ongoing current period costs calculated in accordance with SFAS No. 143. The adoption of SFAS No. 143 did not have a material impact on our net income for the three months ended March 31, 2004 and March 31, 2003.

14. Nuclear Insurance

     The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. The Price Anderson Act currently limits the combined public liability of nuclear reactor owners to $10.76 billion for claims that could arise from a single nuclear incident. The Palo Verde participants purchase the maximum available commercial insurance of $300 million. The balance of the $10.46 billion is provided by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, we could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $101 million, subject to an annual limit of $10 million per incident. Based on our interest in the three Palo Verde units, our maximum potential assessment per incident for all three units is approximately $88 million, with an annual payment limitation of approximately $9 million.

     The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. We have also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). We are subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The estimated maximum amount of retrospective assessments we could incur under the current NEIL policies totals $16 million. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

15. Stock-Based Compensation

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

     The following chart compares our net income and stock compensation expense for the three months ended March 31, 2004 and 2003 to what those items would have been if we had recorded stock compensation expense based on the fair value method for all stock grants through March 31, 2004 (dollars in thousands):

	Three Months
	Ended March 31,
	2004	2003
Net income, as reported	$33,353	$15,933
Add: Stock compensation expense included in reported net income (net of tax)	224	96
Deduct: Total stock compensation expense determined under fair value method (net of tax)	429	285

Pro forma net income	$33,148	$15,744

16. Other Income and Other Expense

     The following table provides detail of other income and other expense for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months
	Ended March 31,
	2004	2003
Other income:
Interest income	$5,038	$433
Asset sales	3,651	281
Investment gains – net	2,047	904
Miscellaneous	499	171

Total other income	$11,235	$1,789

Other expense:
Non-operating costs(a)	$(2,232)	$(1,957)
Asset sales	(2,139)	(650)
Miscellaneous	(533)	(235)

Total other expense	$(4,904)	$(2,842)

(a)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and other).

17. Guarantees

     We have entered into various agreements that require letters of credit for financial assurance purposes. At March 31, 2004, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. See Note 4 for more information. The letters of credit are available to fund the payment of principal and interest of such debt obligations. These letters of credit have expiration dates in 2004 and 2005. We have also entered into approximately $107 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2005. Additionally, we have approximately $5 million of letters of credit related to counterparty collateral requirements expiring in 2004. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

     We provide indemnifications relating to liabilities arising from or related to certain of our agreements. We have provided indemnifications to the equity participants and other parties in the Palo Verde sale leaseback transactions with respect to certain tax matters. Generally, a maximum obligation is not explicitly stated in the indemnifications and therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnifications is likely and therefore no related liability has been recorded.

18. Related Party Transactions

     From time to time, we enter into transactions with Pinnacle West or Pinnacle West’s subsidiaries. The following table summarizes the amounts included in the Condensed Statements of Income and Condensed Balance Sheets related to transactions with affiliated companies (dollars in millions):

	Three Months Ended
	March 31,
	2004	2003
Electric operating revenues:
Pinnacle West – marketing and trading	$4	$1
Pinnacle West Energy	1	—

Total	$5	$1

Purchased power and fuel costs:
Pinnacle West Energy (a)	$10	$14

Total	$10	$14

Other:
Pinnacle West Energy interest income (b)	$5	$—

Total	$5	$—

	As of	As of
	March 31,	December 31,
	2004	2003
Net intercompany receivables/(payables):
Pinnacle West Energy (b)	$513	$463
Pinnacle West – marketing and trading	20	16
APS Energy Services	13	10
Pinnacle West	(5)	(8)

Total	$541	$481

(a)	Includes a credit of $6 million related to mark-to-market on an intercompany contract for the three months ended March 31, 2003.

(b)	Related to $500 million of debt we loaned to Pinnacle West Energy pursuant to the Financing Order (see “ACC Financing Order” in Note 5).

     Electric revenues include sales of electricity to affiliated companies at contract prices. Purchased power includes purchases of electricity from affiliated companies at contract prices. The Company purchases electricity from and sells electricity to APS Energy Services; however, these transactions are settled net and reported net in accordance with EITF 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ As Defined in Issue No. 02-3.” See Note 10 for more information related to EITF 03-11. Intercompany receivables primarily include the amounts related to the loan we made to Pinnacle West Energy and intercompany sales of electricity. Intercompany payables primarily include amounts related to the intercompany purchases of electricity. Intercompany receivables and payables are generally settled on a current basis in cash.

ARIZONA PUBLICE SERVICE COMPANY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     We suggest this section be read along with the 2003 Form 10-K. Throughout this Item, we refer to specific “Notes” in the Notes to Condensed Financial Statements in this report. These Notes add further details to the discussion.

Overview

     We are a vertically-integrated electric utility that provides either retail or wholesale electric service to most of the state of Arizona. Through our marketing and trading division, we generate, sell and deliver electricity to wholesale customers in the western United States. Our marketing and trading division also sells, in the wholesale market, Pinnacle West Energy’s generation output that is not needed for our Native Load, which includes loads for retail customers and traditional cost-of-service wholesale customers. Our service territory growth is about three times the national average and remains a fundamental driver of our revenues and earnings. We do not distribute any products. Pinnacle West owns all of our outstanding common stock.

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

     We believe our general rate case pending before the ACC is the key issue affecting our outlook. See Note 5 in Item 1 for a detailed discussion of this rate case. Other factors affecting our past and future financial results include customer growth; purchased power and fuel costs; operations and maintenance expenses, including those relating to plant outages; weather variations; and depreciation and amortization expenses, which are affected by net additions to existing utility plant and other property and changes in regulatory asset amortization.

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

     The following table summarizes net income by business segment for the three months ended March 31, 2004 and the comparable prior year period (dollars in millions):

	Three Months Ended
	March 31,
	2004	2003
Regulated electricity	$38	$14
Marketing and trading	(5)	2

Net income	$33	$16

Results of Operations

     General

     Throughout the following explanations of our results of operations, we refer to “gross margin.” With respect to our regulated electricity segment and our marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs. In addition, we have reclassified certain prior period amounts to conform to our current period presentation.

     Operating Results – Three-month period ended March 31, 2004 compared with the three-month period ended March 31, 2003

     Our net income for the three-months ended March 31, 2004 was $33 million compared with $16 million for the prior year period. The $17 million increase in the period-to-period comparison reflects the following changes in earnings by segment:

•	Regulated Electricity Segment – Net income increased approximately $24 million primarily due to lower purchased power and fuel costs resulting from lower hedged gas and power prices; customer growth and favorable weather; and lower regulatory asset amortization. These positive factors were partially offset by higher costs related to higher replacement power costs from plant outages due to higher market prices and more unplanned outages; higher interest expense primarily due to higher debt balances and lower capitalized interest; a retail electricity price reduction; higher depreciation expense related to increased delivery and other assets; and higher operations and maintenance costs related to higher customer service costs.

•	Marketing and Trading Segment – Net income decreased approximately $7 million primarily due to lower unit margins on wholesale sales and lower sales volumes on generation sales other than Native Load.

     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Decreased purchased power and fuel costs due to lower hedged gas and power prices	$25	$15
Higher retail sales volumes due to customer growth, excluding weather effects	13	8
Effects of weather on retail sales	11	7
Higher replacement power costs from plant outages due to higher market prices and more unplanned outages	(9)	(5)
Retail electricity price reduction effective July 1, 2003	(6)	(4)
Miscellaneous factors, net	(1)	(1)

Net increase in regulated electricity segment gross margin	33	20

Marketing and trading segment gross margin:
Higher mark-to-market gains for future delivery due to higher forward prices for wholesale electricity	1	1
Lower realized margins on wholesale sales primarily due to lower unit margins	(8)	(5)
Decrease in generation sales other than Native Load due to lower sales volumes	(3)	(2)

Net decrease in marketing and trading segment gross margin	(10)	(6)

Net increase in regulated electricity and marketing and trading segments’ gross margins	23	14
Higher operations and maintenance expense primarily due to higher customer service costs	(5)	(3)
Higher interest expense primarily due to higher debt balances and lower capitalized interest	(6)	(3)
Depreciation and amortization decreases (increases):
Increased delivery and other assets	(6)	(4)
Decreased regulatory asset amortization	13	8
Higher other income net of other expense primarily due to interest income and other	7	4
Miscellaneous items, net	1	1

Net increase in income	$27	$17

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $38 million higher for the three-months ended March 31, 2004 compared with the prior year period, primarily as a result of:

•	a $23 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects;

•	an $18 million increase in retail revenues related to weather;

•	a $6 million decrease in retail revenues related to a reduction in retail electricity prices; and

•	a $3 million net increase due to other miscellaneous factors.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $29 million lower for the three-months ended March 31, 2004 compared with the prior year period, primarily as a result of:

•	a $33 million decrease from generation sales other than Native Load primarily due to lower prices and sales volumes;

•	$2 million in higher mark-to-market gains for future-period deliveries primarily as a result of higher forward prices for wholesale electricity; and

•	$2 million of higher realized wholesale revenues primarily due to higher volumes.

Liquidity and Capital Resources

       Capital Expenditure Requirements

     The following table summarizes the actual capital expenditures for the three months ended March 31, 2004 and estimated capital expenditures for the next three years (dollars in millions):

	Three Months
	Ended March 31,	Estimated

	2004	2004	2005	2006
Delivery	$72	$309	$390	$453
Generation (a)	26	107	160	200
Other (b)	—	20	30	18

Total	$98	$436	$580	$671

(a)	As discussed in Note 5 under “General Rate Case and Retail Rate Adjustment Mechanisms,” as part of our general rate case, we have requested rate base treatment of the PWEC Dedicated Assets. Pinnacle West Energy actual capital expenditures related to PWEC Dedicated Assets are estimated to be $15 million in 2004, $14 million in 2005 and $14 million in 2006.
(b)	Primarily information systems and facilities projects.

     Delivery capital expenditures are comprised of T&D infrastructure additions and upgrades, capital replacements, new customer construction and related information systems and facility cost. Examples of the types of projects included in the forecast include T&D lines and substations, line extensions to new residential and commercial developments and upgrades to customer information systems. Major transmission projects are driven by strong regional customer growth. We will begin major projects each year for the next several years, and expect to spend about $200 million on major transmission projects during the 2004 to 2006 time frame. These amounts are included in “Delivery” in the table above. Completion of these projects will stretch from 2005 through at least 2008.

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

     Replacement of the steam generators in Palo Verde Unit 2 was completed during the fall outage of 2003 at a cost of approximately $70 million. The Palo Verde owners have approved the manufacture of two additional sets of steam generators. These generators will be installed in Unit 1 (scheduled completion in 2005) and Unit 3 (scheduled completion in 2007). Our portion of steam generator expenditures for Units 1 and 3 is approximately $140 million, which will be spent through 2008. In 2004 through 2006, approximately $90 million of the Unit 1 and Unit 3 costs are included in the generation capital expenditures table above and will be funded with internally-generated cash or external financings.

     Contractual Obligations

     Our future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2003 Form 10-K with the following exceptions that occurred in the three months ended March 31, 2004:

•	Our purchased power and fuel commitments increased approximately $95 million with respect to 2004 repayment obligations.

•	See Note 4 for a list of payments due on total long-term debt and capitalized lease requirements.

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

     We are exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that we do not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), we would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2004, we would have been required to assume approximately $268 million of debt and pay the equity participants approximately $200 million.

     In the first quarter of 2004, we adopted FIN No. 46R for all other contractual arrangements. There was no impact to our financial statements.

     Guarantees and Letters of Credit

     We have entered into various agreements that require letters of credit for financial assurance purposes. We generally provide indemnifications relating to liabilities arising from or related to certain of our agreements, except with limited exceptions depending on the particular agreement. We have not recorded any liability on our Condensed Balance Sheets with respect to these obligations. See Note 17 for additional information regarding guarantees and letters of credit.

     Credit Ratings

     The ratings of our securities as of May 5, 2004 are shown below and are considered to be “investment-grade” ratings. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of our securities and serve to increase those companies’ cost of and access to capital. It may also require additional collateral related to certain derivative instruments (see Note 10).

	Moody’s	Standard & Poor’s
Senior unsecured	Baa1	BBB
Secured lease obligation bonds	Baa2	BBB
Commercial paper	P-2	A-2
Outlook	Negative	Negative

     We no longer have any senior secured debt. See “Capital Needs and Resources” for a discussion of the termination of the mortgage and deed of trust.

     Debt Provisions

     Our debt covenants related to our respective financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. We comply with such covenants and we anticipate we will continue to meet these and other significant covenant requirements. The ratio of debt to total capitalization cannot exceed 65%. At March 31, 2004, our ratio was approximately 51%. The interest coverage is approximately 4 times for our bank financing agreements. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

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

     See Note 4 for further discussions.

     Capital Needs and Resources

     Our capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. See Note 5 for discussion of the $500 million financing arrangement between us and Pinnacle West Energy approved by the ACC in 2003.

     We pay for our capital requirements with cash from operations and, to the extent necessary, external financings. We have historically paid for our dividends to Pinnacle West with cash from operations. As discussed in Note 5, we must maintain a common equity ratio of at least 40% and may not pay common dividends if the payment would reduce our common equity below that threshold. As defined in the Financing Order, common equity ratio is common equity divided by common equity plus long-term debt, including current maturities of long-term debt. At March 31, 2004 our common equity ratio was approximately 48%.

     On February 15, 2004, $125 million of our 5.875% Notes due 2004 were redeemed at maturity and on March 1, 2004, $80 million of our First Mortgage Bonds, 6.625% Series due 2004 were redeemed at maturity. We used cash from operations and short-term debt to redeem the maturing debt.

     On March 31, 2004, the Navajo County, Arizona Pollution Control Corporation issued $166 million of variable interest rate pollution control bonds, 2004 Series A-E, due 2034. The bonds were issued to refinance $166 million of outstanding pollution control bonds. These bonds are payable solely from revenues obtained from us pursuant to a loan agreement between us and the Navajo County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Balance Sheets.

     Also on March 31, 2004, Coconino County, Arizona Pollution Control Corporation issued $13 million of variable interest rate pollution control bonds, 2004 Series A, due 2034. The bonds were issued to refinance $13 million of outstanding pollution control bonds. These bonds are payable solely from revenues obtained from us pursuant to a loan agreement between us and Coconino County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Balance Sheets.

     We have elected to retire all first mortgage bonds issued by us under our 1946 mortgage and deed of trust, including the first mortgage bonds securing our senior notes. During the second quarter 2004, we expect to complete all steps necessary to terminate our existing mortgage and deed of trust and, as a result, we will not be able to issue any additional first mortgage bonds under that mortgage.

     Although provisions in our articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that we may issue, we do not expect any of these provisions to limit our ability to meet our capital requirements.

     We participate in a pension plan sponsored by Pinnacle West. Pinnacle West contributes at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and our pension obligation. We fund our share of the pension contribution. We represent approximately 89% of the total funding amounts described above. The assets in the plan are mostly domestic common stocks, bonds and real estate. Future year contribution amounts are dependent on fund performance and fund valuation assumptions. The Pension Stability Act was signed into law on April 10, 2004. As a result of this new legislation, Pinnacle West’s required pension contribution in 2004 is $35 million. Pinnacle West is currently evaluating whether any additional contributions will be made to the pension plans in 2004. Pinnacle West has not yet made any 2004 contributions to the pension plans or other postretirement benefit plans.

     Critical Accounting Policies

     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the impacts of regulatory accounting and the determination of the appropriate accounting for our pension and other postretirement benefits, derivatives and mark-to-market accounting. There have been no changes to our critical accounting policies since our 2003 Form 10-K except for the impact of recent accounting pronouncements as discussed in Note 8. See “Critical Accounting Policies” in Item 7 of the 2003 Form 10-K for further details about our critical accounting policies.

     Other Accounting Matters

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

     General Rate Case

     We believe our general rate case pending before the ACC is the key issue affecting our outlook. See Note 5 for a detailed discussion of this rate case.

     Wholesale Power Market Conditions

     The marketing and trading division focuses primarily on managing our purchase power and fuel risks in connection with our cost of serving retail customer demand. Pinnacle West moved this division to APS in early 2003 for future marketing and trading activities (existing wholesale contracts remained at Pinnacle West) as a result of the ACC’s Track A Order prohibiting our transfer of generating assets to Pinnacle West Energy. Additionally, the marketing and trading division, subject to specified parameters, markets, hedges and trades in electricity, fuels, and emission allowances and credits. Our future earnings will be affected by the strength or weakness of the wholesale power market. The market has suffered a substantial reduction in overall liquidity because there are fewer creditworthy counterparties and because several key participants have exited the market or scaled back their activities. Based on the erosion in the market and on the market outlook, we currently expect contributions from our trading activities to be negligible for 2004, and approximately $10 million (pretax) annually thereafter.

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

     Customer Growth Customer growth in our service territory averaged about 3.4% a year for the three years 2001 through 2003; we currently expect customer growth to average about 3.5% per year from 2004 to 2006. We currently estimate that total retail electricity sales in kilowatt-hours will grow 5.0% on average, from 2004 through 2006, before the retail effects of weather variations. The customer and sales growth referred to in this paragraph applies to Native Load customers. Customer growth for the three-month period ended March 31, 2004 compared with the prior year period was 3.4%.

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

     Depreciation and Amortization Expenses Depreciation and amortization expenses are impacted by net additions to existing utility plant and other property and changes in regulatory asset amortization. The regulatory assets to be recovered under the 1999 Settlement Agreement are currently being amortized as follows (dollars in millions):

1999	2000	2001	2002	2003	2004	Total
$164	$158	$145	$115	$86	$18	$686

     Property Taxes Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in-service and under construction. The average property tax rate for us, was 9.3% of assessed value for 2003 and 9.7% for 2002.

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

Forward-Looking Statements

     This document contains forward-looking statements based on current expectations, and we assume no obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “predict”, “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. These factors include, but are not limited to:

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

     The following tables show the pretax changes in mark-to-market of our regulated electricity and marketing and trading derivative positions for the three months ended March 31, 2004 and 2003 (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003
		Marketing		Marketing
	Regulated	and	Regulated	and
	Electricity	Trading	Electricity	Trading
Mark-to-market of net positions at beginning of period	$—	$(4)	$(50)	$—
Change in mark-to-market gains for future period deliveries	10	—	5	4
Changes in cash flow hedges recorded in OCI	30	—	14	—
Ineffective portion of changes in fair value recorded in earnings	1	—	2	—
Mark-to-market losses realized during the period	6	1	6	—

Mark-to-market of net positions at end of period	$47	$(3)	$(23)	$4

     The tables below show the fair value of maturities of our regulated electricity and trading derivative contracts (dollars in millions) at March 31, 2004 by maturities and by the type of valuation that is performed to calculate the fair values. See “Critical Accounting Policies — Mark-to-Market Accounting,” in Item 7 of our 2003 Form 10-K for more discussion on our valuation methods.

Regulated Electricity

				Total
			Years	fair
Source of Fair Value	2004	2005	thereafter	value
Prices actively quoted	$22	$15	$5	$42
Prices provided by other external sources	4	1	—	5
Prices based on models and other valuation methods	—	—	—	—

Total by maturity	$26	$16	$5	$47

Marketing and Trading

					Total fair
Source of Fair Value	2004	2005	2006	2007	value
Prices actively quoted	$2	$—	$—	$—	$2
Prices provided by other external sources	1	—	1	—	2
Prices based on models and other valuation methods	(4)	(1)	(1)	(1)	(7)

Total by maturity	$(1)	$(1)	$—	$(1)	$(3)

     The table below shows the impact that hypothetical price movements of 10% would have had on the market value of our risk management and trading assets and liabilities included on the Condensed Balance Sheets at March 31, 2004 (dollars in millions).

	March 31, 2004
	Gain (Loss)
	Price Up	Price Down
Commodity	10%	10%
Mark-to-market changes reported in earnings (a):
Electricity	$(5)	$5
Natural gas	1	(1)
Mark-to-market changes reported in OCI (b):
Electricity	6	(6)
Natural gas	32	(32)

Total	$34	$(34)

(a)	These contracts are primarily structured sales activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

(b)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.

Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties. See “Critical Accounting Policies — Mark-to-Market Accounting,” in Item 7 of our 2003 Form 10-K for more discussion on our valuation methods. See Note 10 for further discussion of credit risk.

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

PART II – OTHER INFORMATION

Item 5. Other Information Construction and Financing Programs

     See “Liquidity and Capital Resources” in Part I, Item 2 of this report for a discussion of construction and financing programs of the Company.

Regulatory Matters

     See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of regulatory developments.

Environmental Matters

     See “Environmental Matters — Superfund” in Note 12 of Notes to Condensed Financial Statements for a discussion of a Superfund site.

     Water Supply

     The Four Corners region, in which the Four Corners power plant is located, has been experiencing drought conditions that may affect the water supply for the plant in 2003 and 2004, as well as later years if adequate moisture is not received in the watershed that supplies the area. See “Environmental Matters — Water Supply” in Part I, Item 1 of the 2003 Form 10-K. We have entered into agreements with various parties to provide backup supplies of water for 2004, if required, and are continuing to work with area stakeholders to implement additional agreements to minimize the effect, if any, on operations of the plant for 2005 and later years. The effect of the drought cannot be fully assessed at this time, and we cannot predict the ultimate outcome, if any, of the drought or whether the drought will adversely affect the amount of power available, or the price thereof, from the Four Corners power plant.

Hazardous Air Pollution

     EPA recently proposed standards for nickel emissions from oil-fired units. We are currently assessing the need for additional controls to meet the requirements of this proposed standard.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	APS Risk Factors

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

		Originally Filed		Date
Exhibit No.	Description	as Exhibit:	File No.[a]	Effective
3.1	Articles of Incorporation restated as of May 25, 1988	4.2 to Form S-3 Registration Nos. 33910 and 33-55248 by means of September 24, 1993 Form 8-K Report	1-4473	9-29-93

3.2	Bylaws, amended as of January 21, 2004	3.1 to the Company’s 2003 Form 10-K Report	1-4473	3-15-04

[a] Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

     (b) Reports on Form 8-K

     During the quarter ended March 31, 2004, and the period from April 1 through May 7, 2004, we filed the following reports on Form 8-K:

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

     Report dated April 16, 2004 containing a Procedural Order issued by an ACC ALJ, which revised the procedural schedule and timing of our general rate case (Item 5 and Item 7).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated: May 7, 2004	By:	/s/ Donald E. Brandt

Donald E. Brandt
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer
and Officer Duly Authorized
to sign this Report)

Index to Exhibits

Exhibits

Exhibit No.	Description
12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	APS Risk Factors