Form 10-Q
period 2004-06-30
ARIZONA PUBLIC SERVICE CO
filed 2004-08-09
CIK 7286

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

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

Number of shares of common stock, $2.50 par value,
outstanding as of August 6, 2004: 71,264,947

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

Company – Arizona Public Service Company

CPUC – California Public Utility Commission

DOE – United States Department of Energy

EPA – United States Environmental Protection Agency

ERMC – Energy Risk Management Committee

FASB – Financial Accounting Standards Board

FERC – United States Federal Energy Regulatory Commission

FIN – FASB Interpretation

Financing Order – ACC order that authorized our $500 million loan to Pinnacle West Energy in May 2003

FSP – FASB Staff Position

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

Nuclear Waste Act – United States Nuclear Waste Policy Act of 1982, as amended

OCI – other comprehensive income

Palo Verde – Palo Verde Nuclear Generating Station

PG&E – PG&E Corp.

Pinnacle West – Pinnacle West Capital Corporation, parent company of the Company

Pinnacle West Energy – Pinnacle West Energy Corporation, a subsidiary of Pinnacle West

PPL Sundance – PPL Sundance Energy, LLC

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

SFAS – Statement of Financial Accounting Standards

SNWA – Southern Nevada Water Authority

SPE – special-purpose entity

Standard & Poor’s – Standard & Poor’s Corporation

Sundance Generating Station – PPL Sundance’s 450 megawatt generating facility approximately 55 miles southeast of Phoenix, Arizona

Superfund – Comprehensive Environmental Response, Compensation and Liability Act

T&D – transmission and distribution

Track A Order – ACC order dated September 10, 2002 regarding generation asset transfers and related issues

Track B Order –ACC order dated March 14, 2003 regarding competitive solicitation requirements for power purchases by Arizona’s investor-owned electric utilities

Trading – energy-related activities entered into with the objective of generating profits on changes in wholesale market prices

2003 Form 10-K – the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

VIE – variable interest entity

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months
	Ended June 30,
	2004	2003
	(Dollars in Thousands)
ELECTRIC OPERATING REVENUES:
Regulated electricity segment	$523,973	$504,582
Marketing and trading segment	45,685	28,740

Total	569,658	533,322

PURCHASED POWER AND FUEL COSTS:
Regulated electricity segment	162,667	148,464
Marketing and trading segment	45,886	24,443

Total	208,553	172,907

OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS	361,105	360,415

OTHER OPERATING EXPENSES:
Operations and maintenance excluding purchased power and fuel costs	127,947	130,543
Depreciation and amortization	88,385	96,557
Income taxes	32,371	29,193
Other taxes	29,874	27,864

Total	278,577	284,157

OPERATING INCOME	82,528	76,258

OTHER INCOME (DEDUCTIONS):
Income taxes	(1,301)	294
Allowance for equity funds used during construction	2,184	—
Other income (Note 15)	4,668	3,362
Other expense (Note 15)	(1,220)	(3,743)

Total	4,331	(87)

INTEREST DEDUCTIONS:
Interest on long-term debt	31,997	35,166
Interest on short-term borrowings	1,215	1,463
Debt discount, premium and expense	1,188	829
Capitalized interest	(1,399)	(4,462)

Total	33,001	32,996

NET INCOME	$53,858	$43,175

See Notes to Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Six Months
	Ended June 30,
	2004	2003
	(Dollars in Thousands)
ELECTRIC OPERATING REVENUES:
Regulated electricity segment	$944,272	$886,468
Marketing and trading segment	66,488	78,791

Total	1,010,760	965,259

PURCHASED POWER AND FUEL COSTS:
Regulated electricity segment	251,259	232,564
Marketing and trading segment	71,644	68,876

Total	322,903	301,440

OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS	687,857	663,819

OTHER OPERATING EXPENSES:
Operations and maintenance excluding purchased power and fuel costs	254,935	252,380
Depreciation and amortization	177,233	192,114
Income taxes	49,733	40,159
Other taxes	57,454	56,078

Total	539,355	540,731

OPERATING INCOME	148,502	123,088

OTHER INCOME (DEDUCTIONS):
Income taxes	(3,770)	798
Allowance for equity funds used during construction	4,186	—
Other income (Note 15)	15,903	4,825
Other expense (Note 15)	(6,124)	(6,259)

Total	10,195	(636)

INTEREST DEDUCTIONS:
Interest on long-term debt	67,643	68,134
Interest on short-term borrowings	3,716	2,722
Debt discount, premium and expense	2,383	1,549
Capitalized interest	(2,256)	(9,061)

Total	71,486	63,344

NET INCOME	$87,211	$59,108

See Notes to Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2004	2003
	(Dollars in Thousands)
UTILITY PLANT:
Electric plant in service and held for future use	$8,950,002	$8,826,033
Less accumulated depreciation and amortization	3,156,436	3,089,645

Total	5,793,566	5,736,388
Construction work in progress	169,458	187,478
Intangible assets, net of accumulated amortization	100,712	94,181
Nuclear fuel, net of accumulated amortization	52,347	52,011

Utility plant — net	6,116,083	6,070,058

INVESTMENTS AND OTHER ASSETS:
Notes receivable from associated companies (Notes 5 and 17)	498,177	497,865
Decommissioning trust accounts	253,522	240,645
Assets from risk management and trading activities — long-term (Note 10)	31,301	18,001
Other assets	71,742	64,119

Total investments and other assets	854,742	820,630

CURRENT ASSETS:
Cash and cash equivalents	243,892	112,002
Accounts receivable:
Service customers	184,760	190,884
Other (Note 17)	77,806	67,540
Allowance for doubtful accounts	(3,255)	(3,743)
Accrued utility revenues	109,627	71,501
Materials and supplies, at average cost	79,654	80,682
Fossil fuel, at average cost	25,972	28,360
Assets from risk management and trading activities (Note 10)	92,617	52,448
Other	9,805	6,969

Total current assets	820,878	606,643

DEFERRED DEBITS:
Regulatory assets	167,493	164,804
Unamortized debt issue costs	23,102	19,797
Other	71,843	73,056

Total deferred debits	262,438	257,657

TOTAL ASSETS	$8,054,141	$7,754,988

See Notes to Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30,	December 31,
	2004	2003
	(Dollars in Thousands)
CAPITALIZATION:
Common stock	$178,162	$178,162
Additional paid-in capital	1,246,804	1,246,804
Retained earnings	832,779	830,569
Accumulated other comprehensive income/(loss):
Minimum pension liability adjustment	(57,158)	(57,158)
Derivative instruments	30,235	5,253

Common stock equity	2,230,822	2,203,630
Long-term debt less current maturities	2,450,980	2,135,606

Total capitalization	4,681,802	4,339,236

CURRENT LIABILITIES:
Current maturities of long-term debt	265,707	487,067
Accounts payable	155,689	131,383
Accrued taxes	144,716	90,474
Accrued interest	33,202	42,702
Customer deposits	48,651	45,481
Deferred income taxes	631	631
Liabilities from risk management and trading activities (Note 10)	81,177	58,138
Other	58,614	60,008

Total current liabilities	788,387	915,884

DEFERRED CREDITS AND OTHER:
Deferred income taxes	1,282,558	1,248,397
Liabilities from risk management and trading activities — long-term (Note 10)	5,308	4,502
Regulatory liabilities	523,880	510,423
Unamortized gain — sale of utility plant	52,621	54,909
Customer advances for construction	56,526	52,783
Pension liability	186,780	160,639
Liability for asset retirement	242,687	234,440
Other	233,592	233,775

Total deferred credits and other	2,583,952	2,499,868

COMMITMENTS AND CONTINGENCIES (Notes 5, 12 and 13) TOTAL LIABILITIES AND EQUITY	$8,054,141	$7,754,988

See Notes to Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
	2004	2003
	(Dollars in Thousands)
Cash Flows from Operating Activities:
Net Income	$87,211	$59,108
Items not requiring cash:
Depreciation and amortization	177,233	192,114
Nuclear fuel amortization	14,501	14,858
Allowance for equity funds used during construction	(4,186)	--
Deferred income taxes	8,770	(20,526)
Change in mark-to-market valuations	4,423	(15,072)
Changes in certain current assets and liabilities:
Accounts receivable	(4,630)	106,571
Accrued utility revenues	(38,126)	(33,565)
Materials, supplies and fossil fuel	3,416	(3,455)
Other current assets	(2,836)	8,034
Accounts payable	28,686	25,121
Accrued taxes	54,242	62,617
Accrued interest	(9,500)	204
Other current liabilities	1,776	4,469
Increase in regulatory assets	(5,342)	(4,565)
Change in risk management trading — assets	7,203	6,385
Change in customer advances	3,743	(681)
Change in pension liability	26,141	(13,157)
Change in other long-term assets	7,007	(10,629)
Change in other long-term liabilities	6,223	44,459

Net cash flow provided by operating activities	365,955	422,290

Cash Flows from Investing Activities:
Trust fund for bond redemption	—	(54,150)
Capital expenditures	(224,259)	(212,021)
Capitalized interest	(2,256)	(9,061)
Loans to associated companies	(312)	(497,500)
Other	(13,345)	(1,066)

Net cash flow used for investing activities	(240,172)	(773,798)

Cash Flows from Financing Activities:
Issuance of long-term debt	476,240	491,654
Repayment and reacquisition of long-term debt	(385,133)	(34,408)
Dividends paid on common stock	(85,000)	(85,000)

Net cash flow provided by financing activities	6,107	372,246

Net increase in cash and cash equivalents	131,890	20,738
Cash and cash equivalents at beginning of period	112,002	42,549

Cash and cash equivalents at end of period	$243,892	$63,287

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (excluding capitalized interest)	$78,604	$61,463
Income taxes paid/(refunded)	$(1,726)	$729

See Notes to Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Our unaudited condensed financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature. We suggest that these condensed financial statements and notes to condensed financial statements be read along with the financial statements and notes to financial statements included in our 2003 Form 10-K. Our accounting records are maintained in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain prior year amounts to conform to the current year presentation.

2. Weather conditions cause significant seasonal fluctuations in our revenues. In addition, trading and wholesale marketing activities can have significant impacts on our results for interim periods. For these reasons as well as others, results for interim periods do not necessarily represent results to be expected for the year.

3. We are a wholly-owned subsidiary of Pinnacle West.

4. Changes in Liquidity

     On February 15, 2004, $125 million of our 5.875% Notes due 2004 were redeemed at maturity and on March 1, 2004, $80 million of our First Mortgage Bonds, 6.625% Series due 2004, were redeemed at maturity. We used cash from operations and short-term debt to redeem the maturing debt.

     On March 31, 2004, Navajo County, Arizona Pollution Control Corporation issued $166 million of variable interest rate pollution control bonds, 2004 Series A-E, due 2034 to refinance $166 million of outstanding pollution control bonds. The 2004 Series A-E bonds are payable solely from revenues obtained from us pursuant to a loan agreement between us and Navajo County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Balance Sheets.

     Also on March 31, 2004, Coconino County, Arizona Pollution Control Corporation issued $13 million of variable interest rate pollution control bonds, 2004 Series A, due 2034 to refinance $13 million of outstanding pollution control bonds. These bonds are payable solely from revenues obtained from us pursuant to a loan agreement between us and Coconino County, Arizona Pollution Control Corporation. The 2004 Series A bonds are classified as long-term debt on our Condensed Balance Sheets.

     In May 2004, we renewed our $250 million revolving credit facility, while increasing its size to $325 million and extending its term to three years. The revolver provides liquidity support for our $250 million commercial paper program, as well as an additional $75 million for other liquidity needs and miscellaneous letters of credit.

     On June 29, 2004, we issued $300 million of 5.80% senior unsecured notes due June 30, 2014. The proceeds from the sale of the notes will be used to redeem all or a portion of $100 million in aggregate principal amount of our 6.25% Notes due January 15, 2005 and/or all or a portion of $300 million in aggregate principal amount of our 7.625% Notes due August 1, 2005.

     At June 30, 2004, we had $566 million of pollution control bonds under which interest rates are reset on a daily, weekly or annual basis. The holders of $387 million of these bonds have the right to cause us to purchase their bonds on the applicable reset date if the bonds are not remarketed; therefore, $164 million of such bonds are classified as current maturities of long-term debt. The remaining $223 million of bonds are classified as long-term debt because we have the intent and ability, as demonstrated by credit agreements in place that extend for more than one year, to refinance any bonds that we are required to purchase.

     The following is a list of payments due on total long-term debt and capitalized lease requirements as of June 30, 2004:

•	$166 million in 2004;

•	$459 million in 2005;

•	$84 million in 2006;

•	$174 million in 2007;

•	$0 million in 2008; and

•	$1.843 billion thereafter.

5. Regulatory Matters

Electric Industry Restructuring

State

     Overview of Pending Rate Case

     On June 27, 2003, we filed a general rate case with the ACC and requested a $175.1 million, or 9.8%, increase in our annual retail electricity revenues, to become effective July 1, 2004. An ACC ALJ has issued various procedural orders staying the existing schedule until at least August 18, 2004, as the parties continue settlement discussions. Based on these recent procedural orders, hearings could begin no earlier than mid to late September 2004. The major components of the request are described under “General Rate Case and Retail Rate Adjustment Mechanisms” below.

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

•	Unbundled rates being charged by us for competitive direct access service (for example, distribution services) became effective upon approval of the 1999 Settlement Agreement, retroactive to July 1, 1999, and also became subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

•	There was a moratorium on retail price changes for standard-offer and unbundled competitive direct access services until July 1, 2004, except for the price reductions described above and certain other limited circumstances. Neither the ACC nor us was prevented from seeking or authorizing rate changes prior to July 1, 2004 in the event of conditions or circumstances that constituted an emergency, such as an inability to finance on reasonable terms; material changes in our cost of service for ACC-regulated services resulting from federal, tribal, state or local laws; regulatory requirements; or judicial decisions, actions or orders.

•	We are being permitted to defer for later recovery prudent and reasonable costs of complying with the Rules, system benefits costs in excess of the levels included in then-current (1999) rates, and costs associated with the “provider of last resort” and standard-offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004, or when the rate case is decided. See “General Rate Case and Retail Rate Adjustment Mechanisms” below.

•	Our distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the Rules (see “Retail Electric Competition Rules” below), including an additional 140 MW being made available to eligible non-residential customers. We opened our distribution system to retail access for all customers on January 1, 2001. The regulatory developments and legal challenges to the Rules discussed in this Note have raised considerable uncertainty about the status and pace of electric competition and of electric restructuring in Arizona. Although some very limited retail competition existed in our service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to our customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter our service territory.

•	Prior to the 1999 Settlement Agreement, we were recovering substantially all of our regulatory assets through July 1, 2004, pursuant to a 1996 regulatory agreement. In addition, the 1999 Settlement Agreement states that we have demonstrated that our allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value (in 1999 dollars). The 1999 Settlement Agreement also states that we will not be allowed to recover $183 million net present value (in 1999 dollars) ($234 million pre-tax) of the $533 million. The 1999 Settlement Agreement provides that we will have the opportunity to recover $350 million net present value (in 1999 dollars) through a competitive transition charge that will remain in effect through December 31, 2004, at which time it will terminate. The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery of the $350 million due to sales volume variances. As discussed below under “General Rate Case and Retail Rate Adjustment Mechanisms,” we are seeking to recover amounts written off by us as a result of the 1999 Settlement Agreement.

•	The 1999 Settlement Agreement required us to form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) our competitive electric assets and services no later than December 31, 2002. The 1999 Settlement Agreement provided that we would be allowed to defer and later collect, beginning July 1, 2004, 67% of our costs to accomplish the required transfer of generation assets to an affiliate. However, as discussed below, in 2002 the ACC unilaterally modified this aspect of the 1999 Settlement Agreement by issuing the Track A Order, an order preventing us from transferring our generation assets. We are seeking to recover all costs incurred by us in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy. See “General Rate Case and Retail Rate Adjustment Mechanisms” below.

Retail Electric Competition Rules

The Rules approved by the ACC include the following major provisions:

•	They apply to virtually all Arizona electric utilities regulated by the ACC, including us.

•	Effective January 1, 2001, retail access became available to all of our retail electricity customers.

•	Electric service providers that get CC&N’s from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

•	Affected utilities must file ACC tariffs that unbundle rates for noncompetitive services.

•	The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs.

•	Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive electric assets and services to an unaffiliated party or parties or to a separate corporate affiliate or affiliates. Under the 1999 Settlement Agreement, we received a waiver to allow transfer of our competitive electric assets and services to affiliates no later than December 31, 2002. However, as discussed below, in 2002 the ACC reversed its decision, as reflected in the Rules, to require us to transfer our generation assets.

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

     The order recognized our right to reject any bids that are unreasonable, uneconomical or unreliable. The ACC staff and an independent monitor participated in the Track B procurement process. The Track B Order also contains requirements relating to standards of conduct between us and any affiliate of ours participating in the competitive solicitation, requires that we treat bidders in a nondiscriminatory manner and requires us to file a protocol regarding short-term and emergency procurements. The order permits the provision by us of corporate oversight, support and governance as long as such activities do not favor Pinnacle West Energy in the procurement process or provide Pinnacle West Energy with confidential APS bidding information that is not available to other bidders. The order directs us to evaluate bids on cost, reliability and reasonableness. The decision requires bidders to allow the ACC to inspect their plants and requires assurances of appropriate competitive market conduct from senior officers of such bidders. Following the solicitation, the decision requires us to prepare a report evaluating environmental issues relating to the procurement, and a series of workshops on environmental risk management will be commenced thereafter.

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

     ACC Financing Order

     On April 4, 2003, the ACC issued the Financing Order authorizing us to lend up to $500 million to Pinnacle West Energy, guarantee up to $500 million of Pinnacle West Energy debt, or a combination of both, not to exceed $500 million in the aggregate (the “APS Loan”), subject to the following principal conditions:

•	any debt issued by us pursuant to the order must be unsecured;

•	the APS Loan must be callable and secured by the PWEC Dedicated Assets;

•	the APS Loan must bear interest at a rate equal to 264 basis points above the interest rate on our debt that could be issued and sold on equivalent terms (including, but not limited to, maturity and security);

•	the 264 basis points referred to in the previous bullet point will be capitalized as a deferred credit and used to offset retail rates in the future, with the deferred credit balance bearing an interest rate of six percent per annum;

•	the APS Loan must have a maturity date of not more than four years, unless otherwise ordered by the ACC;

•	any demonstrable increase in our cost of capital as a result of the transaction (such as from a decline in bond rating) will be excluded from future rate cases;

•	we must maintain a common equity ratio of at least forty percent and may not pay common dividends if such payment would reduce our common equity ratio below that threshold, unless otherwise waived by the ACC. The ACC will process any waiver request within sixty days, and for this sixty-day period this condition will be suspended. However, this condition, which will continue indefinitely, will not be permanently waived without an order of the ACC; and

•	certain waivers of the ACC’s affiliated interest rules previously granted to us and our affiliates will be temporarily withdrawn and, during the term of the APS Loan, neither Pinnacle West nor Pinnacle West Energy may reorganize or restructure, acquire or divest assets, or form, buy or sell affiliates (each, a “Covered Transaction”), or pledge or otherwise encumber the Pinnacle West Energy assets without prior ACC approval, except that the foregoing restrictions will not apply to the following categories of Covered Transactions:

•	Covered Transactions less than $100 million, measured on a cumulative basis over the calendar year in which the Covered Transactions are made;

•	Covered Transactions by SunCor of less than $300 million through 2005, consistent with SunCor’s anticipated accelerated asset sales activity during those years;

•	Covered Transactions related to the payment of ongoing construction costs for Pinnacle West Energy’s (a) West Phoenix Unit 5, located in Phoenix, and (b) Silverhawk plant, located near Las Vegas; and

•	Covered Transactions related to the sale of 25% of the Silverhawk plant to SNWA pursuant to an agreement between SNWA and Pinnacle West Energy.

     The ACC also ordered the ACC staff to conduct an inquiry into our and our affiliates’ compliance with the retail electric competition and related rules and decisions. On June 13, 2003, we submitted our report on these matters to the ACC staff. The ACC has indicated that the preliminary investigation would be addressed in the pending general rate case (see below).

     On May 12, 2003, we issued $500 million of debt pursuant to the Financing Order and made a $500 million loan to Pinnacle West Energy. Pinnacle West Energy distributed the net proceeds of that loan to Pinnacle West to fund the repayment of a portion of the debt Pinnacle West incurred to finance the construction of the PWEC Dedicated Assets.

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

     The requested rate base includes the PWEC Dedicated Assets, with a total combined capacity of approximately 1,800 MW. These assets were included at their then estimated July 1, 2004 net book value. Upon approval of the request, the PWEC Dedicated Assets would be transferred to us from Pinnacle West Energy.

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

     We believe that our rate request is necessary to ensure our continued ability to reliably serve one of the fastest growing regions in the country and view any ultimate decision that would deny recovery of Pinnacle West’s investment in the PWEC Dedicated Assets as constituting a regulatory “taking.” We will vigorously oppose the recommendations of the ACC staff, RUCO, and other parties offering similar recommendations.

     Estimated Timeline We have asked the ACC to approve the requested rate increase by July 1, 2004. Hearings on the rate case were previously scheduled to begin on May 25, 2004. On April 15, 2004, the ACC ALJ issued a procedural order revising the schedule and timing of the rate case. On April 29, 2004, the ACC ALJ issued an order staying the existing procedural schedule for 30 days while the parties discuss settlement. The ALJ issued subsequent procedural orders continuing the stay through at least August 18, 2004 and indicating that she would schedule a future procedural conference on the status of settlement discussions. Based on these recent procedural orders, hearings could begin no earlier than mid to late September 2004.

     Request for Proposals and Asset Purchase Agreement

     In early December 2003, we issued a request for proposals (“RFP”) for long-term power supply resources. On June 1, 2004, we and PPL Sundance, a wholly-owned subsidiary of PPL Corporation, entered into an asset purchase agreement by which we agreed to purchase the 450 MW Sundance Generating Station. The Sundance Generating Station, which began commercial operation in July 2002, would provide peaking generation support for our system and reduce our growing need for new generation resources.

     The purchase price for the Sundance Generating Station is $189.5 million. Subject to the receipt of approvals from various regulatory agencies, including the ACC, the FERC, the Department of Justice and the Federal Trade Commission, the transaction is expected to close in the first quarter of 2005. Either party may terminate the agreement if ACC approval is not obtained by December 31, 2004 or the transaction does not close by March 31, 2005.

     On June 1, 2004, we and PPL Sundance filed a joint application with the ACC requesting approval of the transaction on or before December 31, 2004. We also requested, among other things, that the Sundance Generating Station be included in our rates in our next rate case and that certain operating and capital costs be deferred until that time. We are not requesting that the Sundance Generating Station be reflected in our current general rate case before the ACC.

     We do not expect to enter into any additional transactions as a result of the RFP.

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

     The FERC has been in the process of auditing numerous utilities regarding compliance with its regulations. Such an audit of us and our affiliates is currently in process. Certain instances of noncompliance with FERC regulations related to the administration of our transmission tariff have been identified. We are presently discussing these issues with the FERC staff and expects a public report to be issued later this year. We currently expect, but cannot provide any assurance, that the resolution of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

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

6. Retirement Plans and Other Benefits

     Pinnacle West sponsors a qualified defined benefit pension plan, a nonqualified supplemental excess benefit retirement plan, and other postretirement benefits for the employees of Pinnacle West and their subsidiaries. In 2003 and 2004, we represented 89% of the total cost of the plans.

     On December 8, 2003, the President signed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Act). One feature of the Act is a government subsidy for prescription drug costs provided the benefit plan is considered actuarially equivalent to Medicare Part D. Pinnacle West believes that its plan is considered actuarially equivalent to Medicare Part D, and thus would qualify for the federal subsidy.

     The FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to address the accounting for the effects of the Act for companies that sponsor postretirement health care benefit plans that provide prescription drug benefits. The guidance allows a retroactive or prospective adoption and is effective July 1, 2004. Although our current financial statements do not reflect any amount for the subsidy, Pinnacle West estimates a reduction in Pinnacle West’s accumulated postretirement benefit obligation of approximately $65 million. Based upon various assumptions, we estimate an annual after-tax reduction in our net periodic postretirement benefit expense of approximately $4 million, excluding amounts capitalized as construction overhead or billed to electric plant participants.

     The following table provides details of the Pinnacle West plans’ benefit costs. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts capitalized as construction overhead or billed to electric plant participants (dollars in millions):

	Pension Benefits				Other Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost-benefits earned during the period	$11	$9	$22	$18	$5	$4	$10	$8
Interest cost on benefit obligation	21	19	43	37	8	7	16	15
Expected return on plan assets	(21)	(16)	(42)	(31)	(6)	(4)	(11)	(9)
Amortization of:
Transition (asset)/obligation	(1)	(1)	(2)	(2)	1	1	1	1
Prior service cost	1	1	1	1	—	—	—	—
Net actuarial loss	4	4	9	9	3	2	5	5

Net periodic benefit cost	$15	$16	$31	$32	$11	$10	$21	$20

Our share of costs charged to expense	$6	$6	$12	$12	$4	$4	$8	$8

Contributions

     The United States Pension Stability Act was signed into law on April 10, 2004. Under this new legislation, Pinnacle West’s required pension contribution in 2004 is $35 million, which Pinnacle West currently plans to contribute in the third quarter. Pinnacle West has contributed approximately $14 million to the other postretirement benefits plan in 2004 through June. Our share of these contributions is approximately 89%.

7. Business Segments

     We have two principal business segments (determined by services and regulatory environment):

•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses and related activities, and includes electricity generation, transmission and distribution; and

•	our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading.

     Financial data for our business segments follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating Revenues:
Regulated electricity	$524	$504	$944	$886
Marketing and trading	46	29	67	79

Total	$570	$533	$1,011	$965

Net Income (Loss):
Regulated electricity	$55	$42	$93	$56
Marketing and trading	(1)	1	(6)	3

Total	$54	$43	$87	$59

	As of	As of
	June 30, 2004	December 31, 2003
Assets:
Regulated electricity	$8,029	$7,747
Marketing and trading	25	8

Total	$8,054	$7,755

8. Accounting Matters

     See the following Notes for information about new accounting standards and other accounting matters:

•	Note 6 for FSP 106-2 regarding the Medicare Prescription Drug, Improvement and Modernization Act related to retirement plans and other benefits; and

•	Note 9 for FIN No. 46R related to variable interest entities.

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

     We are exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that we do not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), we would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2004, we would have been required to assume approximately $250 million of debt and pay the equity participants approximately $195 million.

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

Cash Flow Hedges

     The changes in the fair value of our hedged positions included in the Condensed Statements of Income for the three and six months ended June 30, 2004 and 2003 were comprised of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Gains on the ineffective portion of derivatives qualifying for hedge accounting	$124	$4,329	$1,535	$5,893
Gains (losses) from the change in options’ time value excluded from measurement of effectiveness	(17)	—	63	—
Gains from the discontinuance of cash flow hedges	—	—	575	—

     As of June 30, 2004, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions was approximately three years. During the twelve months ending June 30, 2005, we estimate that a net gain of $32 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transactions.

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

     The following table summarizes our assets and liabilities from risk management and trading activities at June 30, 2004 and December 31, 2003 (dollars in thousands):

June 30, 2004

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated
Electricity:
Mark-to-market	$70,000	$24,095	$(27,609)	$(3,417)	$63,069
Options at cost and margin account	—	4,898	(27,122)	—	(22,224)
Marketing and Trading:
Mark-to-market	22,617	2,308	(26,446)	(1,891)	(3,412)

Total	$92,617	$31,301	$(81,177)	$(5,308)	$37,433

December 31, 2003

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated
Electricity:
Mark-to-market	$44,079	$5,900	$(47,268)	$(3,028)	$(317)
Options	—	12,101	—	—	12,101
Marketing and Trading:
Mark-to-market	8,369	—	(10,870)	(1,474)	(3,975)

Total	$52,448	$18,001	$(58,138)	$(4,502)	$7,809

     Cash or other assets may be required to serve as collateral against our open positions on certain energy-related contracts. No collateral was provided to counterparties at June 30, 2004 and December 31, 2003. Collateral provided to us by counterparties was $15 million at June 30, 2004 and $12 million at December 31, 2003, and is included in other current liabilities on the Condensed Balance Sheets.

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

11. Comprehensive Income

     Components of comprehensive income for the three and six months ended June 30, 2004 and 2003, are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$53,858	$43,175	$87,211	$59,108

Other comprehensive income:
Minimum pension liability adjustment, net of tax	—	—	—	(112)
Unrealized gain on derivative instruments, net of tax (a)	10,802	11,976	29,117	20,628
Reclassification of realized (gain) loss to income, net of tax (b)	(3,005)	3,457	(4,135)	1,537

Total other comprehensive income	7,797	15,433	24,982	22,053

Comprehensive income	$61,655	$58,608	$112,193	$81,161

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and gas requirements to serve Native Load.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

12. Commitments and Contingencies

Palo Verde Nuclear Generating Station — Spent Fuel and Waste Disposal

     Nuclear power plant owners are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before 2010 and it does not intend to begin accepting spent nuclear fuel prior to that date. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including us (on behalf of ourself and the other Palo Verde owners), filed damages actions against the DOE in the Court of Federal Claims. Arizona Public Service Company v. United States of America, United States Court of Federal Claims, 03-2832C.

     Based upon current estimates of the amount of spent fuel and the cost of storage, we currently estimate we will incur $115 million over the life of Palo Verde for our share of the costs related to the on-site interim storage of spent nuclear fuel. As of June 30, 2004, we had spent $8 million and recorded a liability of $42 million for on-site interim spent nuclear fuel storage costs related to nuclear fuel burned to date. We have recorded a corresponding regulatory asset of $50 million and are seeking recovery of these costs through future rates (see “General Rate Case and Retail Rate Mechanisms” in Note 5).

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

Natural Gas Supply

     We and Pinnacle West Energy purchase the majority of our natural gas requirements for our gas-fired plants under contracts with a number of natural gas suppliers. Pursuant to the terms of a comprehensive settlement entered into in 1996 with El Paso Natural Gas Company, the rates charged for transportation are subject to a rate moratorium through December 31, 2005.

     On July 9, 2003 the FERC issued an order that altered the contractual obligations and the rights of parties to the 1996 settlement. In order for us and Pinnacle West Energy to meet our natural gas supply and capacity requirements, we now expect that the combined increase in costs associated with the natural gas supply and the transportation capacity to result in an overall average increase of approximately $4 million per year in 2004 and 2005. We and Pinnacle West Energy have sought appellate review of the FERC’s July 9 order and related issues on the grounds that the FERC decision to abrogate the full requirements contracts is arbitrary and capricious and is not supported by substantial evidence. Arizona Public Service Company and Pinnacle West Energy Corporation v. Federal Energy Regulatory Commission, United States Court of Appeals for the District of Columbia Circuit, No. 03-1209. This petition for review was consolidated with a petition filed by the ACC and other full requirements contract holders. Arizona Corporation Commission et al v. Federal Energy Regulatory Commission, United States Court of Appeals for the District of Columbia Circuit, No. 03-1206. We are continuing to analyze the market to determine the most favorable source and method of meeting our natural gas requirements.

In addition, another party has also sought review of FERC’s July 9 order and is seeking to reallocate the costs associated with the changed contractual obligations in a way that would be less favorable to us and Pinnacle West Energy than under FERC’s order. Should this party prevail on this point, we and Pinnacle West Energy’s annual capacity cost could be increased by approximately $3 million per year, from September 2003 through December 2005.

Environmental Matters — Superfund

     On September 3, 2003, the EPA advised us and Pinnacle West that the EPA considers us and Pinnacle West to be a “potentially responsible party” in the Motorola 52nd Street Superfund Site, Operable Unit 3 (OU3) in Phoenix, Arizona. We have facilities that are within this superfund site. Liability under Superfund is strict, joint and several. We and Pinnacle West are currently negotiating with the EPA regarding the performance of remedial investigation activities of our facilities. Because the ultimate remediation requirements are not yet finalized, we cannot currently estimate the expenditures which may be required.

Asset Purchase Agreement

     See Note 5 for a description of an asset purchase agreement between us and PPL Sundance.

13. Nuclear Insurance

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

     The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. We have also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (NEIL). We are subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The estimated maximum amount of retrospective assessments we could incur under the current NEIL policies totals $16 million. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

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

     The following chart compares our net income and stock compensation expense for the three and six months ended June 30, 2004 and 2003 to what those items would have been if we had recorded stock compensation expense based on the fair value method for all stock grants through June 30, 2004 (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$53,858	$43,175	$87,211	$59,108
Add: Stock compensation expense included in reported net income (net of tax)	192	232	412	328
Deduct: Total stock compensation expense determined under fair value method (net of tax)	370	412	792	694

Pro forma net income	$53,680	$42,995	$86,831	$58,742

15. Other Income and Other Expense

     The following table provides detail of other income and other expense for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Other income:
Interest income	$5,015	$3,210	$10,053	$3,644
Asset sales	(1,189)	21	2,462	302
Investment gains – net	350	—	2,397	578
Miscellaneous	492	131	991	301

Total other income	$4,668	$3,362	$15,903	$4,825

Other expense:
Non-operating costs(a)	$(2,310)	$(2,970)	$(4,542)	$(5,577)
Asset sales	1,871	(268)	(268)	(918)
Investment losses – net	—	(326)	—	—
Miscellaneous	(781)	(179)	(1,314)	236

Total other expense	$(1,220)	$(3,743)	$(6,124)	$(6,259)

(a)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and other).

16. Guarantees

     We have entered into various agreements that require letters of credit for financial assurance purposes. At June 30, 2004, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. See Note 4 for more information. The letters of credit are available to fund the payment of principal and interest of such debt obligations. In July 2004, $150 million of these letters of credit were renewed for a three-year term and expire in 2007. The remainder expire in 2005. We have also entered into approximately $102 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2005. Additionally, we have approximately $5 million of letters of credit related to counterparty collateral requirements expiring in 2004. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

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

17. Related Party Transactions

     From time to time, we enter into transactions with Pinnacle West or Pinnacle West’s subsidiaries. The following table summarizes the amounts included in the Condensed Statements of Income and Condensed Balance Sheets related to transactions with affiliated companies (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Electric operating revenues:
Pinnacle West – marketing and trading	$4	$2	$8	$3
Pinnacle West Energy	—	—	1	—

Total	$4	$2	$9	$3

Purchased power and fuel costs:
Pinnacle West Energy (a)	$19	$25	$29	$39

Total	$19	$25	$29	$39

Other:
Pinnacle West Energy interest income (b)	$4	$—	$9	$—

Total	$4	$—	$9	$—

	As of
	June 30,	As of December 31,
	2004	2003
Net intercompany receivables/(payables):
Pinnacle West Energy (b)	$456	$463
Pinnacle West – marketing and trading	27	16
APS Energy Services	13	10
Pinnacle West	(6)	(8)

Total	$490	$481

(a)	Includes a debit of $6 million related to mark-to-market on an intercompany contract for the three months ended June 30, 2003.

(b)	Primarily related to $500 million of debt we loaned to Pinnacle West Energy pursuant to the Financing Order (see “ACC Financing Order” in Note 5).

     Electric revenues include sales of electricity to affiliated companies at contract prices. Purchased power includes purchases of electricity from affiliated companies at contract prices. We purchase electricity from and sell electricity to APS Energy Services; however, these transactions are settled net and reported net. Intercompany receivables primarily include the amounts related to the loan we made to Pinnacle West Energy and intercompany sales of electricity. Intercompany payables primarily include amounts related to the intercompany purchases of electricity. Intercompany receivables and payables are generally settled on a current basis in cash.

ARIZONA PUBLIC SERVICE

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     We suggest this section be read along with the 2003 Form 10-K. Throughout this Item, we refer to specific “Notes” in the Notes to Condensed Financial Statements in this report. These Notes add further details to the discussion.

Overview

     We are a vertically-integrated electric utility that provides either retail or wholesale electric service to most of the state of Arizona. Through our marketing and trading division, we generate, sell and deliver electricity to wholesale customers in the western United States. Our marketing and trading division also sells, in the wholesale market, Pinnacle West Energy’s generation output that is not needed for our Native Load, which includes loads for retail customers and traditional cost-of-service wholesale customers. Our marketing and trading division focuses primarily on managing purchased power and fuel risks in connection with our costs of serving retail customer energy requirements. Our service territory growth is about three times the national average and remains a fundamental driver of our revenues and earnings.

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

     We believe our general rate case pending before the ACC is the key issue affecting our outlook. See Note 5 in Item 1 for a detailed discussion of this rate case. Other factors affecting our past and future financial results include customer growth; purchased power and fuel costs; operations and maintenance expenses, including those relating to plant outages; temporary transmission constraints related to recent substation fires in our Phoenix service territory; weather variations; and depreciation and amortization expenses, which are affected by net additions to existing utility plant and other property and changes in regulatory asset amortization.

BUSINESS SEGMENT

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

     The following table summarizes net income by business segment for the three and six months ended June 30, 2004 and the comparable prior year period (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Regulated electricity	$55	$42	$93	$56
Marketing and trading	(1)	1	(6)	3

Net income	$54	$43	$87	$59

Results of Operations

     General

     Throughout the following explanations of our results of operations, we refer to “gross margin.” With respect to our regulated electricity segment and our marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs.

Operating Results – Three-month period ended June 30, 2004 compared with the three-month period ended June 30, 2003

     Our net income for the three months ended June 30, 2004 was $54 million compared with $43 million for the prior year period. The $11 million increase in the period-to-period comparison reflects the following changes in earnings by segment:

•	Regulated Electricity Segment – Net income increased approximately $13 million primarily due to lower regulatory asset amortization; customer growth; and lower purchased power and fuel costs resulting from lower hedged fuel and power prices. These positive factors were partially offset by higher costs related to higher replacement power costs from unplanned plant outages due to higher market prices; a retail electricity price reduction; and higher depreciation expense related to increased delivery and other assets.

•	Marketing and Trading Segment – Net income decreased approximately $2 million primarily due to lower unit margins on wholesale sales.

     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Higher retail sales volumes due to customer growth, excluding weather effects	$11	$7
Decreased purchased power and fuel costs due to lower hedged fuel and power prices	10	6
Higher replacement power costs from unplanned plant outages due to higher market prices	(8)	(5)
Retail electricity price reduction effective July 1, 2003	(7)	(4)
Miscellaneous factors, net	(1)	(1)

Net increase in regulated electricity segment gross margin	5	3

Marketing and trading segment gross margin:
Higher mark-to-market gains for future delivery due to higher forward prices for wholesale electricity	2	1
Lower realized margins on wholesale sales primarily due to lower unit margins	(6)	(3)

Net decrease in marketing and trading segment gross margin	(4)	(2)

Net increase in regulated electricity and marketing and trading segments’ gross margins	1	1
Depreciation and amortization decreases (increases):
Decreased regulatory asset amortization	13	8
Increased delivery and other assets	(5)	(3)
Lower interest expense primarily due to lower debt balances	2	1
Miscellaneous items, net	4	4

Net increase in income	$15	$11

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $19 million higher for the three months ended June 30, 2004 compared with the prior year period, primarily as a result of:

•	a $28 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects;

•	a $7 million decrease in retail revenues related to a reduction in retail electricity prices; and

•	a $2 million decrease in retail revenues related to weather.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $17 million higher for the three months ended June 30, 2004 compared with the prior year period, primarily as a result of:

•	$10 million of higher realized wholesale revenues primarily due to higher prices and higher volumes;

•	a $5 million increase from generation sales other than Native Load primarily due to higher prices and sales volumes; and

•	$2 million in higher mark-to-market gains for future-period deliveries primarily as a result of higher forward prices for wholesale electricity.

Operating Results – Six-month period ended June 30, 2004 compared with the six-month period ended June 30, 2003

     Our net income for the six months ended June 30, 2004 was $87 million compared with $59 million for the prior year period. The $28 million increase in the period-to-period comparison reflects the following changes in earnings by segment:

•	Regulated Electricity Segment – Net income increased approximately $37 million primarily due to lower purchased power and fuel costs resulting from lower hedge gas and power prices; customer growth and favorable weather; lower regulatory asset amortization; and higher other income primarily due to increased interest income. These positive factors were partially offset by higher replacement power costs from plant outages due to higher market prices and more unplanned outages; a retail electricity price reduction; and higher depreciation expense related to increased delivery and other assets.

•	Marketing and Trading Segment – Net income decreased approximately $9 million primarily due to lower unit margins on wholesale sales.

     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Decreased purchased power and fuel costs due to lower hedged gas and power prices	$36	$22
Higher retail sales volumes due to customer growth, excluding weather effects	24	15
Effects of weather on retail sales	10	6
Higher replacement power costs from plant outages due to higher market prices and more unplanned outages	(17)	(10)
Retail electricity price reduction effective July 1, 2003	(13)	(8)
Miscellaneous factors, net	(1)	(1)

Net increase in regulated electricity segment gross margin	39	24

Marketing and trading segment gross margin:
Lower realized margins on wholesale sales primarily due to lower unit margins	(14)	(8)
Lower mark-to-market gains for future delivery	(1)	(1)

Net decrease in marketing and trading segment gross margin	(15)	(9)

Net increase in regulated electricity and marketing and trading segments’ gross margins	24	15
Higher interest expense primarily due to lower capitalized interest	(4)	(2)
Higher other income primarily due to increased interest income	11	7
Depreciation and amortization decreases (increases):
Decreased regulatory asset amortization	25	15
Increased delivery and other assets	(10)	(5)
Miscellaneous items, net	(4)	(2)

Net increase in income	$42	$28

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $57 million higher for the six months ended June 30, 2004 compared with the prior year period, primarily as a result of:

•	a $48 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects;

•	a $16 million increase in retail revenues related to weather;

•	a $13 million decrease in retail revenues related to a reduction in retail electricity prices; and

•	a $6 million increase due to miscellaneous factors.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $12 million lower for the six months ended June 30, 2004 compared with the prior year period, primarily as a result of:

•	a $28 million decrease from generation sales other than Native Load primarily due to lower sales volumes and lower prices;

•	$17 million of higher realized wholesale revenues primarily due to higher prices and higher volumes; and

•	$1 million in lower mark-to-market gains for future-period deliveries.

Liquidity and Capital Resources

       Capital Expenditure Requirements

     The following table summarizes the actual capital expenditures for the six months ended June 30, 2004 and estimated capital expenditures for the next three years (dollars in millions):

	Six Months
	Ended June 30,	Estimated
	2004	2004	2005	2006
Delivery	$161	$326	$390	$453
Generation (a)(b)	54	108	350	202
Other (c)	9	29	30	18

Total	$224	$463	$770	$673

(a)	As discussed in Note 5 under “General Rate Case and Retail Rate Adjustment Mechanisms,” as part of our general rate case, we have requested rate base treatment of the PWEC Dedicated Assets. Pinnacle West Energy’s actual capital expenditures related to the PWEC Dedicated Assets are estimated to be $15 million in 2004, $14 million in 2005 and $14 million in 2006.

(b)	Estimate for 2005 includes about $190 million for acquisition of the Sundance Generating Station. See Note 5 for a discussion of the asset purchase agreement between APS and PPL Sundance Energy, LLC.

(c)	Primarily information systems and facilities projects.

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

     Replacement of the steam generators in Palo Verde Unit 2 was completed during the fall outage of 2003 at a cost to us of approximately $70 million. The Palo Verde owners have approved the manufacture of two additional sets of steam generators. These generators will be installed in Unit 1 (scheduled completion in 2005) and Unit 3 (scheduled completion in 2007). Our portion of steam generator expenditures for Units 1 and 3 is approximately $140 million, which will be spent through 2008. In 2004 through 2006, approximately $90 million of the Unit 1 and Unit 3 costs are included in the generation capital expenditures table above and will be funded with internally-generated cash or external financings.

     Contractual Obligations

     Our future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2003 Form 10-K with the following exceptions that occurred in the six months ended June 30, 2004:

•	Our purchased power and fuel commitments increased approximately $154 million with respect to 2004 payment obligations.

•	See Note 4 for a list of payments due on total long-term debt and capitalized lease requirements.

•	Our purchase obligations for 2005 increased approximately $190 million for our proposed acquisition of the Sundance Generating Station. See Note 5, “Regulatory Matters – Request for Proposals and Asset Purchase Agreement,” for a discussion of the asset purchase agreement between us and PPL Sundance, including required regulatory approvals.

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

     We are exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that we do not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), we would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2004, we would have been required to assume approximately $250 million of debt and pay the equity participants approximately $195 million.

     In the first quarter of 2004, we adopted FIN No. 46R for all other contractual arrangements. There was no impact to our financial statements.

     Guarantees and Letters of Credit

     We have entered into various agreements that require letters of credit for financial assurance purposes. We generally provide indemnifications relating to liabilities arising from or related to certain of our agreements, except with limited exceptions depending on the particular agreement. We have not recorded any liability on our Condensed Balance Sheets with respect to these obligations. See Note 16 for additional information regarding guarantees and letters of credit.

     Credit Ratings

     The ratings of our securities as of August 4, 2004 are shown below and are considered to be “investment-grade” ratings. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of our securities and serve to increase those companies’ cost of and access to capital. It may also require additional collateral related to certain derivative instruments (see Note 10).

	Moody’s		Standard & Poor’s
Senior unsecured	Baa1		BBB
Secured lease obligation bonds	Baa2		BBB
Commercial paper	P	-2	A-2
Outlook	Negative		Negative

     We no longer have any senior secured debt. See “Capital Needs and Resources” for a discussion of the termination of the mortgage and deed of trust.

     Debt Provisions

     Our debt covenants related to our financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. We comply with such covenants and we anticipate we will continue to meet these and other significant covenant requirements. The ratio of debt to total capitalization cannot exceed 65%. At June 30, 2004, the ratio was approximately 54%. The interest coverage is approximately 4 times for our bank financing agreements. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

     Our financing agreements do not contain “ratings triggers” that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a ratings downgrade, we may be subject to increased interest costs under certain financing agreements.

     All of our bank agreements contain “cross-default” provisions that would result in defaults and the potential acceleration of payment under these bank agreements if we were to default under other agreements. Our credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in financial condition or financial prospects, except that we do not have a material adverse change restriction for revolver borrowings equal to outstanding commercial paper amounts.

     See Note 4 for further discussions.

     Capital Needs and Resources

     Our capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. See Note 5 for discussion of the $500 million financing arrangement between us and Pinnacle West Energy approved by the ACC in 2003.

     We pay for our capital requirements with cash from operations and, to the extent necessary, external financings. We have historically paid for our dividends to Pinnacle West with cash from operations. As discussed in Note 5, we must maintain a common equity ratio of at least 40% and may not pay common dividends if the payment would reduce our common equity below that threshold. As defined in the Financing Order, common equity ratio is common equity divided by common equity plus long-term debt, including current maturities of long-term debt. At June 30, 2004 our common equity ratio was approximately 45%.

     On February 15, 2004, $125 million of our 5.875% Notes due 2004 were redeemed at maturity and on March 1, 2004, $80 million of our First Mortgage Bonds, 6.625% Series due 2004 were redeemed at maturity. We used cash from operations and short-term debt to redeem the maturing debt.

     On March 31, 2004, Navajo County, Arizona Pollution Control Corporation issued $166 million of variable interest rate pollution control bonds, 2004 Series A-E, due 2034. The bonds were issued to refinance $166 million of outstanding pollution control bonds. The Series A-E bonds are payable solely from revenues obtained from us pursuant to a loan agreement between us and Navajo County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Balance Sheets.

     Also on March 31, 2004, Coconino County, Arizona Pollution Control Corporation issued $13 million of variable interest rate pollution control bonds, 2004 Series A, due 2034. The bonds were issued to refinance $13 million of outstanding pollution control bonds. The Series A bonds are payable solely from revenues obtained from us pursuant to a loan agreement between us and Coconino County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Balance Sheets.

     In May 2004, we renewed our $250 million revolving credit facility, while increasing its size to $325 million and extending its term to three years. The revolver provides liquidity support for our $250 million commercial paper program, as well as an additional $75 million for other liquidity needs and miscellaneous letters of credit.

     On June 29, 2004, we issued $300 million of 5.80% senior unsecured notes due June 30, 2014. The proceeds from the sale of the notes will be used to redeem all or a portion of $100 million in aggregate principal amount of our 6.25% Notes due January 15, 2005 and/or all or a portion of $300 million in aggregate principal amount of our 7.625% Notes due August 1, 2005.

     We have retired all first mortgage bonds issued by us under our 1946 mortgage and deed of trust, including the first mortgage bonds securing our senior notes. On April 30, 2004, we terminated our mortgage and deed of trust and, as a result, we are not able to issue any additional first mortgage bonds under that mortgage.

     Although provisions in our articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that we may issue, we do not expect any of these provisions to limit our ability to meet our capital requirements.

     We participate in a pension plan sponsored by Pinnacle West. Pinnacle West contributes at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and our pension obligation. We fund our share of the pension contribution. We represent approximately 89% of the total funding amounts described above. The assets in the plan are comprised of common stocks, bonds and real estate. Future year contribution amounts are dependent on fund performance and fund valuation assumptions. The United States Pension Stability Act was signed into law on April 10, 2004. Under this new legislation, Pinnacle West’s required pension contribution in 2004 is $35 million, which Pinnacle West plans to contribute in the third quarter. Pinnacle West has contributed approximately $14 million to the other postretirement benefits plan in 2004 through June.

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

     Wholesale Power Market Conditions

     The marketing and trading division focuses primarily on managing our purchased power and fuel risks in connection with our cost of serving retail customer demand. Pinnacle West moved this division to us in early 2003 for future marketing and trading activities (existing wholesale contracts remained at Pinnacle West) as a result of the ACC’s Track A Order prohibiting our transfer of generating assets to Pinnacle West Energy. Additionally, the marketing and trading division, subject to specified parameters, markets, hedges and trades in electricity, fuels and emission allowances and credits. Our future earnings will be affected by the strength or weakness of the wholesale power market. The market has suffered a substantial reduction in overall liquidity because there are fewer creditworthy counterparties and because several key participants have exited the market or scaled back their activities.

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

     Customer Growth Customer growth in our service territory averaged about 3.4% a year for the three years 2001 through 2003; we currently expect customer growth to average about 3.6% per year from 2004 to 2006. We currently estimate that total retail electricity sales in kilowatt-hours will grow 4.8% on average, from 2004 through 2006, before the retail effects of weather variations. The customer and sales growth referred to in this paragraph applies to Native Load customers. Customer growth for the six-month period ended June 30, 2004 compared with the prior year period was 3.6%.

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

     Depreciation and Amortization Expenses Depreciation and amortization expenses are impacted by net additions to existing utility plant and other property and changes in regulatory asset amortization. The regulatory assets to be recovered through June 30, 2004 under the 1999 Settlement Agreement were amortized as follows (dollars in millions):

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

Forward-Looking Statements

     This document contains forward-looking statements based on current expectations, and we assume no obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “predict”, “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. In addition to the Risk Factors noted above (see Exhibit 99.1), these factors include, but are not limited to:

•	state and federal regulatory and legislative decisions and actions, including the outcome of the rate case we filed with the ACC on June 27, 2003 and the wholesale electric price mitigation plan adopted by the FERC;

•	the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition;

•	the outcome of regulatory, legislative and judicial proceedings relating to the restructuring;

•	market prices for electricity and natural gas;

•	power plant performance and outages, including transmission outages and constraints;

•	weather variations affecting local and regional customer energy usage;

•	energy usage;

•	regional economic and market conditions, including the results of litigation and other proceedings resulting from the California energy situation, volatile purchased power and fuel costs and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	the cost of debt and equity capital and access to capital markets;

•	our ability to compete successfully outside traditional regulated markets (including the wholesale market);

•	the performance of our marketing and trading activities due to volatile market liquidity and deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America;

•	the performance of the stock market and the changing interest rate environment, which affect the amount of our required contributions to our pension plan and nuclear decommissioning trust funds, as well as our reported costs of providing pension and other postretirement benefits;

•	technological developments in the electric industry;

•	conservation programs; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

Item 3. Market Risks

     Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by the nuclear decommissioning trust fund.

     Interest Rate and Equity Risk

     Our major financial market risk exposure is to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and interest earned by our nuclear decommissioning trust fund. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt.

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

     The mark-to-market values of derivative instruments related to our risk management and trading activities are presented in two categories consistent with our business segments:

•	Regulated Electricity – non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for our Native Load requirements of our regulated electricity business segment; and

•	Marketing and Trading – non-trading and trading derivative instruments of our competitive business segment.

     The following tables show the pretax changes in mark-to-market of our regulated electricity and marketing and trading derivative positions for the six months ended June 30, 2004 and 2003 (dollars in millions):

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003
	Regulated	Marketing and	Regulated	Marketing and
	Electricity	Trading	Electricity	Trading
Mark-to-market of net positions at beginning of period	$—	$(4)	$(50)	$—
Change in mark-to-market gains/(losses) for future period deliveries	11	1	6	(1)
Changes in cash flow hedges recorded in OCI	48	—	34	—
Ineffective portion of changes in fair value recorded in earnings	1	—	6	—
Mark-to-market losses realized during the period	3	—	7	—

Mark-to-market of net positions at end of period	$63	$(3)	$3	$(1)

     The tables below show the fair value of maturities of our regulated electricity and trading derivative contracts (dollars in millions) at June 30, 2004 by maturities and by the type of valuation that is performed to calculate the fair values. See “Critical Accounting

Policies — Mark-to-Market Accounting,” in Item 7 of our 2003 Form 10-K for more discussion on our valuation methods.

Regulated Electricity

				Total
			Years	fair
Source of Fair Value	2004	2005	thereafter	value
Prices actively quoted	$19	$27	$8	$54
Prices provided by other external sources	8	1	—	9
Prices based on models and other valuation methods	—	—	—	—

Total by maturity	$27	$28	$8	$63

Marketing and Trading

Source of Fair Value	2004	2005	2006	2007	Total fair value
Prices actively quoted	$3	$—	$—	$—	$3
Prices provided by other external sources	—	1	1	—	2
Prices based on models and other valuation methods	(5)	(2)	(1)	—	(8)

Total by maturity	$(2)	$(1)	$—	$—	$(3)

     The table below shows the impact that hypothetical price movements of 10% would have had on the market value of our risk management and trading assets and liabilities included on the Condensed Balance Sheets at June 30, 2004 (dollars in millions).

	June 30, 2004
	Gain (Loss)
Commodity	Price Up 10%	Price Down 10%
Mark-to-market changes reported in earnings (a):
Electricity	$(1)	$1
Natural gas	—	—
Mark-to-market changes reported in OCI (b):
Electricity	7	(7)
Natural gas	34	(34)

Total	$40	$(40)

(a)	These contracts are primarily structured sales activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

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

Environmental Matters

     See “Environmental Matters — Superfund” in Note 12 of Notes to Condensed Financial Statements for a discussion of a superfund site.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.	Description
3.1	Bylaws, amended as of June 23, 2004

12.1	Ratio of Earnings to Fixed Charges

31.1	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certificate of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	APS Risk Factors

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

		Originally Filed		Date
Exhibit No.	Description	as Exhibit:	File No.[a]	Effective
3.2	Articles of Incorporation restated as of May 25, 1988	4.2 to Form S-3 Registration Nos. 33910 and 33-55248 by means of September 24, 1993 Form 8-K Report	1-4473	9-29-93

		Originally Filed		Date
Exhibit No.	Description	as Exhibit:	File No. [a]	Effective
10.1	Asset Purchase Agreement by and between PPL Sundance Energy, LLC, as Seller, and the Company, as Purchaser, dated as of June 1, 2004	10.1 to Pinnacle West’s June 2004 Form 10-Q Report	1-8962	8-9-04

10.2 [b]	Form of Performance Accelerated Stock Option Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.2 to Pinnacle West’s June 2004 Form 10-Q Report	1-8962	8-9-04

10.3 [b]	Form of Performance Share Agreement under Pinnacle West Capital Corporation 2002 Long- Term Incentive Plan	10.3 to Pinnacle West’s June 2004 Form 10-Q Report	1-8962	8-9-04

10.4 [b]	Form of Stock Ownership Incentive Agreement under Pinnacle West Capital Corporation 2002 Long- Term Incentive Plan	10.4 to Pinnacle West’s June 2004 Form 10-Q Report	1-8962	8-9-04

10.5 [b]	Form of Restricted Stock Award Agreement under Pinnacle West Capital Corporation 1994 Long-Term Incentive Plan	10.5 to Pinnacle West’s June 2004 Form 10-Q Report	1-8962	8-9-04

a Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

bAgreements, substantially identical in all material respects to this Exhibit, have been entered into with officers and key employees of the Company. Although such additional documents may differ in other respects (such as stock amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.

     (b) Reports on Form 8-K

     During the quarter ended June 30, 2004, and the period from July 1 through August 6, 2004, we filed the following reports on Form 8-K:

     Report dated March 31, 2004 containing exhibits comprised of financial information, earnings variance explanations and an earnings news release (Item 7, Item 9 and Item 12).

     Report dated April 16, 2004 containing a procedural order issued by an ACC ALJ, which revised the procedural schedule and timing of our general rate case (Item 5 and Item 7).

     Report dated May 26, 2004 regarding the Asset Purchase Agreement entered into between us and PPL Sundance Energy, LLC and the issuance of a procedural order extending the stay of the procedural schedule and discovery in our general rate case (Item 5).

     Report dated June 14, 2004 regarding a shutdown of the Palo Verde units, the issuance by an ACC ALJ of a procedural order extending the stay of the procedural schedule in our general rate case and a FERC audit of us and our affiliates (Item 5).

     Report dated June 24, 2004 containing the exhibits to our Registration Statement on Form S-3 (No. 333-106772)(Item 7).

     Report dated June 30, 2004 containing exhibits comprised of financial information, earnings variance explanations and an earnings news release (Item 7, Item 9 and Item 12).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated: August 6, 2004	By:	/s/ Donald E. Brandt

Donald E. Brandt
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer
and Officer Duly Authorized
to sign this Report)

Exhibit Index

     (a) Exhibits

Exhibit No.	Description
3.1	Bylaws, amended as of June 23, 2004

12.1	Ratio of Earnings to Fixed Charges

31.1	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certificate of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	APS Risk Factors

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

		Originally Filed		Date
Exhibit No.	Description	as Exhibit:	File No. [a]	Effective
3.2	Articles of Incorporation restated as of May 25, 1988	4.2 to Form S-3 Registration Nos. 33910 and 33-55248 by means of September 24, 1993 Form 8-K Report	1-4473	9-29-93

a Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

		Originally Filed		Date
Exhibit No.	Description	as Exhibit:	File No. [a]	Effective
10.1	Asset Purchase Agreement by and between PPL Sundance Energy, LLC, as Seller, and the Company, as Purchaser, dated as of June 1, 2004	10.1 to Pinnacle West’s June 2004 Form 10-Q Report	1-8962	8-9-04

10.2 [a]	Form of Performance Accelerated Stock Option Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.2 to Pinnacle West’s June 2004 Form 10-Q Report	1-8962	8-9-04

10.3 [a]	Form of Performance Share Agreement under Pinnacle West Capital Corporation 2002 Long- Term Incentive Plan	10.3 to Pinnacle West’s June 2004 Form 10-Q Report	1-8962	8-9-04

10.4 [a]	Form of Stock Ownership Incentive Agreement under Pinnacle West Capital Corporation 2002 Long- Term Incentive Plan	10.4 to Pinnacle West’s June 2004 Form 10-Q Report	1-8962	8-9-04

10.5 [a]	Form of Restricted Stock Award Agreement under Pinnacle West Capital Corporation 1994 Long-Term Incentive Plan	10.5 to Pinnacle West’s June 2004 Form 10-Q Report	1-8962	8-9-04

     a Agreements, substantially identical in all material respects to this Exhibit, have been entered into with officers and key employees of the Company. Although such additional documents may differ in other respects (such as stock amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.