Form 10-Q
period 2004-09-30
ARIZONA PUBLIC SERVICE CO
filed 2004-11-08
CIK 7286

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  [ X ]            No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]            No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of common stock, $2.50 par value,
outstanding as of November 8, 2004: 71,264,947

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

2003 Form 10-K – the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

2004 Settlement Agreement – an agreement proposing terms under which our general rate case would be settled

VIE — variable interest entity

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months
	Ended September 30,
	2004	2003
	(Dollars in Thousands)
ELECTRIC OPERATING REVENUES:
Regulated electricity segment	$675,089	$675,948
Marketing and trading segment	25,423	6,668

Total	700,512	682,616

PURCHASED POWER AND FUEL COSTS:
Regulated electricity segment	237,035	252,312
Marketing and trading segment	23,130	12,072

Total	260,165	264,384

OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS	440,347	418,232

OTHER OPERATING EXPENSES:
Operations and maintenance excluding purchased power and fuel costs	143,338	121,158
Depreciation and amortization	81,177	97,643
Income taxes	57,137	51,102
Other taxes	29,013	27,914

Total	310,665	297,817

OPERATING INCOME	129,682	120,415

OTHER INCOME (DEDUCTIONS):
Income taxes	(1,383)	5,048
Allowance for equity funds used during construction	(1,327)	11,194
Other income (Note 15)	6,374	9,282
Other expense (Note 15)	(2,670)	(3,395)

Total	994	22,129

INTEREST DEDUCTIONS:
Interest on long-term debt	36,324	37,578
Interest on short-term borrowings	1,425	1,062
Debt discount, premium and expense	1,233	754
Capitalized interest	(3,498)	2,794

Total	35,484	42,188

NET INCOME	$95,192	$100,356

See Notes to Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Nine Months
	Ended September 30,
	2004	2003
	(Dollars in Thousands)
ELECTRIC OPERATING REVENUES:
Regulated electricity segment	$1,619,361	$1,562,416
Marketing and trading segment	91,911	85,459

Total	1,711,272	1,647,875

PURCHASED POWER AND FUEL COSTS:
Regulated electricity segment	488,294	484,876
Marketing and trading segment	94,774	80,948

Total	583,068	565,824

OPERATING REVENUES LESS PURCHASED POWER AND FUEL COSTS	1,128,204	1,082,051

OTHER OPERATING EXPENSES:
Operations and maintenance excluding purchased power and fuel costs	396,121	373,538
Depreciation and amortization	258,410	289,757
Income taxes	106,870	91,261
Other taxes	86,467	83,992

Total	847,868	838,548

OPERATING INCOME	280,336	243,503

OTHER INCOME (DEDUCTIONS):
Income taxes	(5,153)	5,846
Allowance for equity funds used during construction	2,859	11,194
Other income (Note 15)	22,192	14,107
Other expense (Note 15)	(8,709)	(9,654)

Total	11,189	21,493

INTEREST DEDUCTIONS:
Interest on long-term debt	103,967	105,712
Interest on short-term borrowings	5,141	3,784
Debt discount, premium and expense	3,616	2,303
Capitalized interest	(5,754)	(6,267)

Total	106,970	105,532

NET INCOME	$184,555	$159,464

See Notes to Condensed Financial Statements

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2004	2003
	(Dollars in Thousands)
UTILITY PLANT:
Electric plant in service and held for future use	$9,013,325	$8,826,033
Less accumulated depreciation and amortization	3,209,069	3,089,645

Total	5,804,256	5,736,388
Construction work in progress	185,913	187,478
Intangible assets, net of accumulated amortization	94,887	94,181
Nuclear fuel, net of accumulated amortization	57,936	52,011

Utility plant — net	6,142,992	6,070,058

INVESTMENTS AND OTHER ASSETS:
Notes receivable from associated companies (Notes 5 and 17)	498,333	497,865
Decommissioning trust accounts	253,020	240,645
Assets from risk management and trading activities — long-term (Note 10)	33,221	18,001
Other assets	63,778	64,119

Total investments and other assets	848,352	820,630

CURRENT ASSETS:
Cash and cash equivalents	356,115	112,002
Accounts receivable:
Service customers	273,115	190,884
Other (Note 17)	70,765	67,540
Allowance for doubtful accounts	(3,632)	(3,743)
Accrued utility revenues	111,064	71,501
Materials and supplies, at average cost	81,759	80,682
Fossil fuel, at average cost	22,886	28,360
Assets from risk management and trading activities (Note 10)	85,364	52,448
Other	7,765	6,969

Total current assets	1,005,201	606,643

DEFERRED DEBITS:
Regulatory assets	169,368	164,804
Unamortized debt issue costs	22,394	19,797
Other	72,840	73,056

Total deferred debits	264,602	257,657

TOTAL ASSETS	$8,261,147	$7,754,988

See Notes to Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED BALANCE SHEETS
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30,	December 31,
	2004	2003
	(Dollars in Thousands)
CAPITALIZATION:
Common stock	$178,162	$178,162
Additional paid-in capital	1,246,804	1,246,804
Retained earnings	887,623	830,569
Accumulated other comprehensive income/(loss):
Minimum pension liability adjustment	(57,158)	(57,158)
Derivative instruments	35,712	5,253

Common stock equity	2,291,143	2,203,630
Long-term debt less current maturities	2,150,944	2,135,606

Total capitalization	4,442,087	4,339,236

CURRENT LIABILITIES:
Current maturities of long-term debt	565,707	487,067
Accounts payable	196,139	131,383
Accrued taxes	233,831	90,474
Accrued interest	39,500	42,702
Customer deposits	50,817	45,481
Deferred income taxes	631	631
Liabilities from risk management and trading activities (Note 10)	55,371	58,138
Other	80,788	60,008

Total current liabilities	1,222,784	915,884

DEFERRED CREDITS AND OTHER:
Deferred income taxes	1,282,536	1,248,397
Liabilities from risk management and trading activities - long-term (Note 10)	5,658	4,502
Regulatory liabilities	528,838	510,423
Unamortized gain - sale of utility plant	51,477	54,909
Customer advances for construction	61,721	52,783
Pension liability	168,290	160,639
Liability for asset retirement	246,774	234,440
Other	250,982	233,775

Total deferred credits and other	2,596,276	2,499,868

COMMITMENTS AND CONTINGENCIES (Notes 5, 12 and 13)
TOTAL LIABILITIES AND EQUITY	$8,261,147	$7,754,988

See Notes to Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
	2004	2003
	(Dollars in Thousands)
Cash Flows from Operating Activities:
Net Income	$184,555	$159,464
Items not requiring cash:
Depreciation and amortization	258,410	289,757
Nuclear fuel amortization	23,393	22,781
Allowance for equity funds used during construction	(2,859)	(11,194)
Deferred income taxes	5,259	(43,976)
Change in mark-to-market valuations	(20,666)	7,994
Changes in certain current assets and liabilities:
Accounts receivable	(85,567)	19,934
Accrued utility revenues	(39,563)	(33,946)
Materials, supplies and fossil fuel	4,397	(36)
Other current assets	(189)	(8,854)
Accounts payable	69,585	59,617
Accrued taxes	143,357	144,090
Accrued interest	(3,202)	(3,830)
Other current liabilities	26,116	1,689
Increase in regulatory assets	(5,551)	(10,681)
Increase in regulatory liabilities	16,764	612
Change in risk management trading - assets	1,759	8,323
Change in risk management trading - liabilities	19,456	—
Change in customer advances	8,938	4,081
Change in pension liability	7,651	2,133
Change in other long-term assets	192	(14,348)
Change in other long-term liabilities	14,989	63,285

Net cash flow provided by operating activities	627,224	656,895

Cash Flows from Investing Activities:
Capital expenditures	(329,759)	(305,061)
Capitalized interest	(5,754)	(6,267)
Loans to associated companies	(468)	(497,708)
Other	(10,446)	(4,184)

Net cash flow used for investing activities	(346,427)	(813,220)

Cash Flows from Financing Activities:
Issuance of long-term debt	476,240	491,654
Repayment and reacquisition of long-term debt	(385,424)	(89,222)
Dividends paid on common stock	(127,500)	(127,500)

Net cash flow provided by/(used for) financing activities	(36,684)	274,932

Net increase in cash and cash equivalents	244,113	118,607
Cash and cash equivalents at beginning of period	112,002	42,549

Cash and cash equivalents at end of period	$356,115	$161,156

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (excluding capitalized interest)	$106,557	$106,930
Income taxes paid	$8,152	$26,003

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

     At September 30, 2004, we had $566 million of pollution control bonds under which interest rates are reset on a daily, weekly or annual basis. The holders of $387 million of these bonds have the right to cause us to purchase their bonds on the applicable reset date if the bonds are not remarketed. Of these bonds, $164 million of such bonds are classified as current maturities of long-term debt. The remaining $223 million of bonds are classified as long-term debt because we have the intent and ability, as demonstrated by credit agreements in place that extend for more than one year, to refinance any bonds that we are required to purchase.

     The following is a list of principal payments due on total long-term debt and capitalized lease requirements as of September 30, 2004:

•	zero in 2004;

•	$616 million in 2005;

•	$86 million in 2006;

•	$175 million in 2007;

•	$1 million in 2008; and

•	$1.847 billion thereafter.

5. Regulatory Matters

Electric Industry Restructuring

State

     General Rate Case; 2004 Settlement Agreement

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

     On August 18, 2004, a substantial majority of the parties to the rate case, including us, the ACC staff, the Residential Utility Consumer Office, other customer groups, and merchant power plant intervenors entered into an agreement that proposes terms under which the rate case would be settled (the “2004 Settlement Agreement”). Key financial components of the 2004 Settlement Agreement, which is subject to ACC approval, are as follows:

•	We would receive an annual retail rate increase of approximately $75.5 million, or 4.21%. The increase would consist of an increase in base rates of approximately 3.77% and an increase of approximately 0.44% for recovery over five years of the past costs of compliance with the ACC’s retail electric competition rules.

•	We would acquire the PWEC Dedicated Assets from Pinnacle West Energy and rate base the PWEC Dedicated Assets at a rate base value of $700 million, which would result in a mandatory rate base disallowance of $148 million. As a result, for financial reporting purposes, we would recognize a one-time, after-tax net plant write-off of approximately $88 million in the period when the plant transfer to us is completed, and would reduce annual depreciation expense by approximately $5 million.

•	To bridge the time between the effective date of the rate increase and the actual date the PWEC Dedicated Assets transfer, we and Pinnacle West Energy would enter into a cost-based purchase power agreement (the “Bridge PPA”), which would be based on the value of the PWEC Dedicated Assets described in the previous bullet point. The Bridge PPA would remain in effect until the FERC approves the transfer of the PWEC Dedicated Assets to us and the transfer is completed.

•	If the FERC were to issue an order denying our request to acquire the PWEC Dedicated Assets, the Bridge PPA would become a 30-year purchased power agreement, with prices reflecting cost-of-service as if we had acquired and rate-based the PWEC Dedicated Assets at the value described above.

•	If the FERC were to issue an order (a) approving our request to transfer the PWEC Dedicated Assets at a value materially less than $700 million, (b) approving the transfer of fewer than all of the PWEC Dedicated Assets, or (c) that was materially inconsistent with the 2004 Settlement Agreement, we would file an appropriate application with the ACC so that rates could be adjusted. In these circumstances, the Bridge PPA would continue at least until the conclusion of the subsequent proceeding to consider any appropriate adjustment to our rates.

•	A power supply adjuster would provide for the recovery of fuel and purchased power costs, subject to specified parameters and procedures.

•	We would not restore and recover in rates the $234 million write-off recorded in 1999 as a result of a 1999 settlement agreement approved by the ACC related to the implementation of retail electric competition in Arizona. As a result, annual amortization expense for financial reporting purposes would be approximately $16 million less than if the $234 million write-off had been restored and amortized over a 15-year period as originally requested.

•	We would adopt longer service lives than originally requested for certain depreciable assets, which would have the effect of reducing annual depreciation expense for financial reporting purposes by approximately $26 million.

     Major changes in revenue requirements under the 2004 Settlement Agreement are as follows (dollars in millions):

Original request	$175
Return on equity to 10.25% versus 11.50%	(36)
No recovery of $234 million write-off	(32)
Lengthen asset depreciable lives	(26)
$148 million rate base disallowance	(22)
Miscellaneous – net (not specifically identified in 2004 Settlement Agreement)	17

Proposed settlement	$76

     Hearings on the 2004 Settlement Agreement are scheduled to begin on November 8, 2004.

     ACC Financing Order

     On May 12, 2003, we issued $500 million of debt pursuant to the Financing Order and made a $500 million loan to Pinnacle West Energy. Pinnacle West Energy distributed the net proceeds of that loan to Pinnacle West to fund the repayment of a portion of the debt Pinnacle West incurred to finance the construction of the PWEC Dedicated Assets.

     The ACC granted the Financing Order subject to various conditions. One of these conditions is that we must maintain a common equity ratio of at least forty percent and may not pay common dividends if such payment would reduce our common equity ratio below that threshold, unless otherwise waived by the ACC.

     In addition, the Financing Order required the ACC staff to conduct an inquiry into our and our affiliates’ compliance with the retail electric competition and related rules and decisions. On June 13, 2003, we submitted our report on these matters to the ACC staff. As part of the 2004 Settlement Agreement, this inquiry would be concluded with no further action by the ACC.

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

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APS Energy Services, to operate in Arizona. We do not believe the ruling affected the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of our property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC appealed the ruling to the Arizona Court of Appeals, and in January 2004, the Court invalidated some, but not all, of the Rules as either violative of Arizona’s constitutional requirement that the ACC consider the “fair value” of a utility’s property in setting rates or as being beyond the ACC’s constitutional and statutory powers. Other Rules were set aside for failure to submit such regulations to the Arizona Attorney General for approval as required by statute. A request for the Arizona Supreme Court to review the Court of Appeals decision is still pending.

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

     On November 15, 2002, we filed appeals of the Track A Order in the Maricopa County, Arizona Superior Court and in the Arizona Court of Appeals. Arizona Public Service Company vs. Arizona Corporation Commission, CV 2002-0222 32. Arizona Public Service Company vs. Arizona Corporation Commission, 1CA CC 02-0002. On December 13, 2002, we and the ACC staff agreed to principles for resolving certain issues raised by us in our appeals of the Track A Order. The major provisions of the principles include, among other things, the following:

•	We and the ACC staff agreed that it would be appropriate for the ACC to consider the following matters in our general rate case, which was filed on June 27, 2003:

•	the generating assets to be included in our rate base, including the question of whether the PWEC Dedicated Assets should be included in our rate base;

•	the appropriate treatment of the $234 million pretax asset write-off agreed to by us as part of the 1999 Settlement Agreement; and

•	the appropriate treatment of costs incurred by us in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy.

•	As a result of the ACC’s issuance of the Financing Order, our appeals of the Track A Order are limited to the issues described in the preceding bullet points.

     On August 27, 2003, we, Pinnacle West and Pinnacle West Energy filed a lawsuit asserting damage claims relating to the Track A Order. Arizona Public Service Company et al. v. The State of Arizona ex rel., Superior Court of the State of Arizona, County of Maricopa, No. CV2003-016372.

     Upon the ACC’s issuance of a final, non-appealable order approving the 2004 Settlement Agreement, we, Pinnacle West, and Pinnacle West Energy will dismiss the litigation described under this “Track A” heading.

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

     Effective upon final ACC approval of the 2004 Settlement Agreement and the closing of the purchase of PPL Sundance, the Track B contracts with Pinnacle West Energy and PPL Energy Plus, LLC will be cancelled.

     Provider of Last Resort Obligation

     Although the Rules allow retail customers to have access to competitive providers of energy and energy services, we are, under the Rules, the “provider of last resort” for standard-offer, full-service customers under rates that have been approved by the ACC. In the event of shortfalls due to unforeseen increases in load demand or generation or transmission outages, we may need to purchase additional supplemental power in the wholesale spot market. At various times, prices in the spot wholesale market have significantly exceeded the amount included in our current retail rates. There can be no assurance that we would be able to fully recover the costs of this power. The proposed settlement of our general rate case, discussed above, would, among other things, allow us to recover purchased power costs.

     1999 Settlement Agreement

     The following are the major provisions of a settlement agreement entered into in 1999, as approved by the ACC:

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

•	Unbundled rates being charged by us for competitive direct access service (for example, distribution services) became effective upon approval of the 1999 Settlement Agreement, retroactive to July 1, 1999, and also became subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

•	There was a moratorium on retail price changes for standard-offer and unbundled competitive direct access services until July 1, 2004.

•	We are being permitted to defer for later recovery prudent and reasonable costs of complying with the Rules, system benefits costs in excess of the levels included in then-current (1999) rates, and costs associated with the “provider of last resort” and standard-offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004, or when the rate case is decided. See “General Rate Case; 2004 Settlement Agreement” above.

•	Our distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the Rules (see “Retail Electric Competition Rules” above), including an additional 140 MW being made available to eligible non-residential customers. We opened our distribution system to retail access for all customers on January 1, 2001.

•	Prior to the 1999 Settlement Agreement, we were recovering substantially all of our regulatory assets through July 1, 2004, pursuant to a 1996 regulatory agreement. In addition, the 1999 Settlement Agreement stated that we have demonstrated that our allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value (in 1999 dollars). The 1999 Settlement Agreement also stated that we will not be allowed to recover $183 million net present value (in 1999 dollars) ($234 million pre-tax) of the $533 million. The 1999 Settlement Agreement provided that we will have the opportunity to recover $350 million net present value (in 1999 dollars) through a competitive transition charge that will remain in effect through December 31, 2004, at which time it will terminate. The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery of the $350 million due to sales volume variances. As part of our general rate case request, we sought the recovery of amounts written off by us as a result of the 1999 Settlement Agreement. That claim would be given up under the terms of the 2004 Settlement Agreement (see above).

•	The 1999 Settlement Agreement required us to form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) our competitive electric assets and services no later than December 31, 2002. The 1999 Settlement Agreement provided that we would be allowed to defer and later collect, beginning July 1, 2004, 67% of our costs to accomplish the required transfer of generation assets to an affiliate. However, as discussed above under “Track A Order,” in 2002 the ACC unilaterally modified this aspect of the 1999 Settlement Agreement by issuing an order preventing us from transferring our generation assets. Under the 2004 Settlement Agreement, we would recover all costs incurred by us in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy. See “General Rate Case; 2004 Settlement Agreement” above. Such full recovery of divestiture costs is allowed under the 2004 Settlement Agreement (see above).

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

     Request for Proposals and Asset Purchase Agreement

     In early December 2003, we issued a request for proposals (“RFP”) for long-term power supply resources. On June 1, 2004, we and PPL Sundance, a wholly-owned subsidiary of PPL Corporation, entered into an asset purchase agreement by which we agreed to purchase the 450 MW Sundance Generating Station. The Sundance Generating Station, which began commercial operation in July 2002, would provide peaking generation support for our system and reduce our growing needs for new generation resources.

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

     On June 1, 2004, we and PPL Sundance filed a joint application with the ACC requesting approval of the transaction on or before December 31, 2004. We also requested, among other things, that the Sundance Generating Station be included in our rates in our next rate case and that certain operating and capital costs be deferred until that time. We are not requesting that the Sundance Generating Station be reflected in our current general rate case before the ACC. A hearing on the application was held in early October, and we expect a decision by the end of the year.

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

     The FERC has been in the process of auditing numerous utilities regarding compliance with its regulations. Such an audit of us and our affiliates is currently in process. Certain instances of noncompliance with FERC regulations related to the administration of our transmission tariff have been identified. We are presently discussing these issues with the FERC staff and expect a public report to be issued later this year. We currently expect, but cannot provide any assurance, that the resolution of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

6. Retirement Plans and Other Benefits

     Pinnacle West sponsors a qualified defined benefit pension plan, a nonqualified supplemental excess benefit retirement plan, and other postretirement benefits for the employees of Pinnacle West and their subsidiaries. In 2003 and 2004, we represented 89% of the total cost of the plans.

     On December 8, 2003, the President signed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). One feature of the Act is a government subsidy of prescription drug cost. The FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to address the accounting for the effects of the Act. During the third quarter of 2004, Pinnacle West retroactively adopted the provisions of FSP 106-2, resulting in the remeasurement of its postretirement benefit plans’ accumulated postretirement benefit obligation (APBO) as of December 31, 2003. The impact of the subsidy for Pinnacle West is a decrease in the accumulated projected benefit obligation of approximately $65 million and a decrease of approximately $11 million in the net periodic postretirement benefit cost for 2004. The annual after-tax reduction to our expense is approximately $4 million, excluding amounts capitalized as construction overhead or billed to electric plant participants.

     The following table provides details of the benefit costs of Pinnacle West’s plans for the three and nine months ended September 30, 2004 and 2003. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts billed to electric plant participants on amounts capitalized as overhead construction (dollars in millions):

		Pension Benefits				Other Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004(a)	2003
Service cost-benefits earned during the period	$10	$10	$31	$28	$4	$4	$13	$12
Interest cost on benefit obligation	21	20	62	57	7	8	22	23
Expected return on plan assets	(20)	(17)	(60)	(48)	(6)	(5)	(18)	(14)
Amortization of:
Transition (asset)/obligation	(1)	(1)	(2)	(2)	1	1	2	2
Prior service cost	1	1	2	2	—	—	—	—
Net actuarial loss	4	4	13	13	2	2	5	7

Net periodic benefit cost	$15	$17	$46	$50	$8	$10	$24	$30

Our share of costs charged to expense	$6	$7	$18	$20	$3	$4	$9	$12

(a)	The nine months ended September 30, 2004 amounts include the reduction in benefit costs for the first and second quarter Medicare Part D subsidy not previously reflected in those periods.

Contributions

     The Pension Stability Act was signed into law on April 10, 2004. Under this new legislation, Pinnacle West’s required pension contribution in 2004 is $35 million, which Pinnacle West contributed in the third quarter. Pinnacle West has contributed approximately $14 million to the other postretirement benefits plan in 2004 through September. Our share of these contributions is approximately 89%.

7. Business Segments

     We have two principal business segments (determined by services and the regulatory environment):

•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses and related activities, and includes electricity generation, transmission and distribution; and

•	our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading.

     Financial data for our business segments follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating Revenues:
Regulated electricity	$675	$676	$1,619	$1,562
Marketing and trading	26	7	92	86

Total	$701	$683	$1,711	$1,648

Net Income (Loss):
Regulated electricity	$95	$106	$191	$162
Marketing and trading	—	(6)	(6)	(3)

Total	$95	$100	$185	$159

	As of	As of
	September 30, 2004	December 31, 2003
Assets:
Regulated electricity	$8,247	$7,747
Marketing and trading	14	8

Total	$8,261	$7,755

8. Accounting Matters

     See the following Notes for information about new accounting standards and other accounting matters:

•	Note 6 for FSP 106-2 regarding the Medicare Prescription Drug, Improvement and Modernization Act related to retirement plans and other benefits; and

•	Note 9 for FIN No. 46R related to variable interest entities.

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

Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), we would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of September 30, 2004, we would have been required to assume approximately $250 million of debt and pay the equity participants approximately $195 million.

     In the first quarter of 2004, we adopted FIN No. 46R for all other contractual arrangements. There was no impact to our financial statements.

10. Derivative Instruments and Energy Trading Activities

     We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market fluctuations by utilizing various commodity instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we use such instruments to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. As of September 30, 2004, we hedge exposures to the price variability of these commodities for a maximum of eight years. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

Cash Flow Hedges

     The changes in the fair value of our hedged positions included in the Condensed Statements of Income for the three and nine months ended September 30, 2004 and 2003 were comprised of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Gains/(Losses) on the ineffective portion of derivatives qualifying for hedge accounting	$(59)	$1,069	$1,477	$6,962
Gains (losses) from the change in options’ time value excluded from measurement of effectiveness	—	—	63	—
Gains from the discontinuance of cash flow hedges	—	—	575	—

     During the twelve months ending September 30, 2005, we estimate that a net gain of $37 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transactions.

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

     The following table summarizes our assets and liabilities from risk management and trading activities at September 30, 2004 and December 31, 2003 (dollars in thousands):

September 30, 2004

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated Electricity:
Mark-to-market	$65,887	$28,267	$(21,913)	$(4,041)	$68,200
Options at cost and margin account	7,185	3,138	(19,456)	—	(9,133)
Marketing and Trading:
Mark-to-market	12,292	1,797	(14,002)	(1,617)	(1,530)
Emission allowances – at cost	—	19	—	—	19

Total	$85,364	$33,221	$(55,371)	$(5,658)	$57,556

December 31, 2003

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated Electricity:
Mark-to-market	$44,079	$5,900	$(47,268)	$(3,028)	$(317)
Options	—	12,101	—	—	12,101
Marketing and Trading:
Mark-to-market	8,369	—	(10,870)	(1,474)	(3,975)

Total	$52,448	$18,001	$(58,138)	$(4,502)	$7,809

     Cash or other assets may be required to serve as collateral against our open positions on certain energy-related contracts. Collateral provided to counterparties at

September 30, 2004 was $1 million. No collateral was provided to counterparties at December 31, 2003. Collateral provided to us by counterparties was $9 million at September 30, 2004 and $12 million at December 31, 2003, and is included in other current liabilities on the Condensed Balance Sheets.

     Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties. Our risk management process assesses and monitors the financial exposure of our counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities, local distribution companies and financial institutions. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

11. Comprehensive Income

     Components of comprehensive income for the three and nine months ended September 30, 2004 and 2003, are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$95,192	$100,356	$184,555	$159,464

Other comprehensive income:
Minimum pension liability adjustment, net of tax	—	—	—	(112)
Unrealized gains/(losses) on derivative instruments, net of tax (a)	12,129	(3,831)	41,246	16,797
Reclassification of realized gain/ (loss) to income, net of tax (b)	(6,652)	1,467	(10,787)	3,004

Total other comprehensive income	5,477	(2,364)	30,459	19,689

Comprehensive income	$100,669	$97,992	$215,014	$179,153

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and gas requirements to serve Native Load.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

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

     Based upon current estimates of the amount of spent fuel and the cost of storage, we currently estimate we will incur $115 million over the life of Palo Verde for our share of the costs related to the on-site interim storage of spent nuclear fuel. As of September 30, 2004, we had spent $10 million and recorded a liability of $41 million for on-site interim spent nuclear fuel storage costs related to nuclear fuel burned to date. We have recorded a corresponding regulatory asset of $51 million and are seeking recovery of these costs through future rates (see “General Rate Case; 2004 Settlement Agreement” in Note 5).

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

     California Energy Market Litigation On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including the Company, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present under market-based rates. State of California v. British Columbia Power Exchange et al., Docket No. EL02-71-000. The complaint requests the FERC to require the wholesale sellers to refund any rates that are “found to exceed just and reasonable levels.” This complaint was dismissed by the FERC and the State of California appealed the matter to the Ninth Circuit Court of Appeals. In an order issued September 9, 2004, the Ninth Circuit upheld the FERC’s authority to permit market-based rates, but rejected the FERC’s claim that it was without authority to consider retroactive refunds when a utility has not strictly adhered to the quarterly reporting requirements of the market-based rate system. On September 9, 2004, the Ninth Circuit remanded the case to the FERC for further proceedings. State of California ex rel. Bill Lockyer, Attorney General v. FERC, No. 02-73093. Several of the intervenors in this appeal filed a petition for rehearing of this decision on October 25, 2004. The outcome of the further proceedings cannot be predicted at this time.

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

     In addition, another party has also sought review of FERC’s July 9 order and is seeking to reallocate the costs associated with the changed contractual obligations in a way that would be less favorable to us and Pinnacle West Energy than under FERC’s order. Should this party prevail on this point, we and Pinnacle West Energy’s annual capacity cost could be increased by approximately $3 million per year, from September 2003 through December 2005, in addition to the $4 million discussed above.

Environmental Matters - Superfund

     On September 3, 2003, the EPA advised us and Pinnacle West that the EPA considers us and Pinnacle West to be a “potentially responsible party” in the Motorola 52nd Street Superfund Site, Operable Unit 3 (OU3) in Phoenix, Arizona. We have facilities that are within this superfund site. Liability under Superfund is strict, joint and several. Pinnacle West and us have agreed with the EPA to perform certain investigation activities of our facilities within OU3. Because the investigation has not yet been completed and the ultimate remediation requirements are not yet finalized, we cannot currently estimate the expenditures which may be required.

Asset Purchase Agreement

     See “Request for Proposals and Asset Purchase Agreement” in Note 5 for a description of an asset purchase agreement between us and PPL Sundance.

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

     The following chart compares our net income and stock compensation expense for the three and nine months ended September 30, 2004 and 2003 to what those items would have been if we had recorded stock compensation expense based on the fair value method for all stock grants through September 30, 2004 (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$95,192	$100,356	$184,555	$159,464
Add: Stock compensation expense included in reported net income (net of tax)	756	634	2,053	1,454
Deduct: Total stock compensation expense determined under fair value method (net of tax)	831	891	2,306	2,224

Pro forma net income	$95,117	$100,099	$184,302	$158,694

15. Other Income and Other Expense

     The following table provides detail of other income and other expense for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Other income:
Interest income	$5,857	$6,595	$15,908	$10,239
Asset sales	33	270	2,495	573
Investment gains – net	—	1,626	2,312	2,204
Miscellaneous	484	791	1,477	1,091

Total other income	$6,374	$9,282	$22,192	$14,107

Other expense:
Non-operating costs(a)	$(1,793)	$(2,662)	$(6,336)	$(8,240)
Asset sales	(123)	(452)	(391)	(1,370)
Investment losses – net	(85)	—	—	—
Miscellaneous	(669)	(281)	(1,982)	(44)

Total other expense	$(2,670)	$(3,395)	$(8,709)	$(9,654)

(a)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and other).

16. Guarantees

     We have entered into various agreements that require letters of credit for financial assurance purposes. At September 30, 2004, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. See Note 4 for more information. In July 2004, $150 million of these letters of credit were renewed for a three-year term and expire in 2007. The remainder expire in 2005. We have also entered into approximately $102 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the

Palo Verde sale leaseback transactions). These letters of credit expire in 2005. Additionally, we have approximately $5 million of letters of credit related to counterparty collateral requirements expiring in 2005. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

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

17. Related Party Transactions

     From time to time, we enter into transactions with Pinnacle West or Pinnacle West’s subsidiaries. The following table summarizes the amounts included in the Condensed Statements of Income and Condensed Balance Sheets related to transactions with affiliated companies (dollars in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Electric operating revenues:
Pinnacle West – marketing and trading	$4	$5	$12	$8
Pinnacle West Energy	—	4	1	8

Total	$4	$9	$13	$16

Purchased power and fuel costs:
Pinnacle West Energy (a)	$34	$35	$63	$78

Total	$34	$35	$63	$78

Other:
Pinnacle West Energy interest income (b)	$5	$—	$14	$—

Total	$5	$—	$14	$—

	As of	As of
	September 30,	December 31,
	2004	2003
Net intercompany receivables/(payables):
Pinnacle West Energy (b)	$468	$463
Pinnacle West – marketing and trading	3	16
APS Energy Services	13	10
Pinnacle West	(11)	(8)

Total	$473	$481

(a)	Includes a debit of $6 million related to mark-to-market on an intercompany contract for the three months ended September 30, 2003.

(b)	Primarily related to $500 million of debt we loaned to Pinnacle West Energy pursuant to the Financing Order (see “ACC Financing Order” in Note 5).

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

Overview

     We are a vertically-integrated electric utility that provides either retail or wholesale electric service to most of the state of Arizona. We are a wholly-owned subsidiary of Pinnacle West. Through our marketing and trading division, we generate, sell and deliver electricity to wholesale customers in the western United States. Our marketing and trading division also sells, in the wholesale market, Pinnacle West Energy’s generation output that is not needed for our Native Load, which includes loads for retail customers and traditional cost-of-service wholesale customers. Our marketing and trading division focuses primarily on managing purchased power and fuel risks in connection with our costs of serving retail customer energy requirements. Our service territory growth is about three times the national average and remains a fundamental driver of our revenues and earnings.

     Pinnacle West Energy is our unregulated generation affiliate. Pinnacle West formed Pinnacle West Energy in 1999 as a result of the ACC’s requirement that we transfer all of our competitive assets and services to an affiliate or to a third party by the end of 2002. We planned to transfer our generation assets to Pinnacle West Energy. Additionally, Pinnacle West Energy constructed several power plants to meet growing energy needs (1790 MW in Arizona and 570 MW in Nevada). In September 2002, the ACC issued the Track A Order, which prohibited us from transferring our generation assets to Pinnacle West Energy. As a result of the Track A Order, we are seeking to transfer the plants built by Pinnacle West Energy in Arizona to us to unite the Arizona generation under one common owner, as originally intended. The 2004 Settlement Agreement would provide for that transfer.

     We believe our general rate case, including the proposed settlement, pending before the ACC is the key issue affecting our outlook. See Note 5 in Item 1 for a detailed discussion of this rate case and proposed settlement. Other factors affecting our past and future financial results include customer growth; purchased power and fuel costs; operations and maintenance expenses, including those relating to plant outages; weather variations; depreciation and amortization expenses, which are affected by net additions to existing utility plant and other property and changes in regulatory asset amortization.

EARNINGS CONTRIBUTION BY BUSINESS SEGMENT

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

     The following table summarizes net income (loss) by segment for the three and nine months ended September 30, 2004 and the comparable prior-year periods (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Regulated electricity	$95	$106	$191	$162
Marketing and trading	—	(6)	(6)	(3)

Net income	$95	$100	$185	$159

General

     Throughout the following explanations of our results of operations, we refer to “gross margin.” With respect to our regulated electricity segment and our marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs. In addition, we have reclassified certain prior period amounts to conform to our current period presentation.

     In accordance with the 1999 Settlement Agreement, we completed amortizing substantially all of our regulatory assets as of June 30, 2004.

Operating Results – Three-month period ended September 30, 2004 compared with the three-month period ended September 30, 2003

     Our net income for the three months ended September 30, 2004 was $95 million compared with $100 million for the prior-year period. The $5 million decrease in the period-to-period comparison reflects the following changes in earnings by segment:

•	Regulated Electricity Segment – Net income decreased approximately $11 million primarily due to increased operations and maintenance costs related to customer service and personnel costs, the effects of weather on retail sales, and increased purchased power and fuel costs due to higher fuel and power prices. These negative factors were partially offset by lower replacement power costs due to fewer unplanned outages, the absence of regulatory asset amortization, and the benefit of customer growth.

•	Marketing and Trading Segment – Net income increased approximately $6 million primarily due to higher forward and realized prices for wholesale sales of electricity.

     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Lower replacement power costs due to fewer unplanned outages, partially offset by higher prices for replacement power	$24	$14
Higher retail sales volumes due to customer growth, excluding weather effects	17	10
Effects of weather on retail sales	(20)	(12)
Increased purchased power and fuel costs due to higher fuel and power prices	(5)	(3)
Miscellaneous factors, net	(2)	(1)

Net increase in regulated electricity segment gross margin	14	8

Marketing and trading segment gross margin:
Higher mark-to-market gains on contracts for future delivery due to higher forward prices for wholesale electricity	4	2
Higher realized margins on energy trading primarily due to higher electricity prices	3	2
Miscellaneous factors, net	1	1

Net increase in marketing and trading segment gross margin	8	5

Net increase in regulated electricity and marketing and trading segments’ gross margins	22	13
Higher operations and maintenance expense primarily related to higher customer service costs and personnel costs	(22)	(13)
Depreciation and amortization decreases (increases):
Absence of regulatory asset amortization	21	13
Increased delivery and other assets	(5)	(3)
Lower income resulting from our return to the AFUDC method of capitalizing construction finance costs in the third quarter of 2003	(5)	(8)
Lower income tax credits	—	(5)
Miscellaneous items, net	(4)	(2)

Net increase (decrease) in net income	$7	$(5)

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $1 million lower for the three months ended September 30, 2004 compared with the prior-year period, primarily as a result of:

•	a $44 million decrease in retail revenues related to weather;

•	a $38 million increase in retail sales volumes related to customer growth and higher average usage, excluding weather effects; and

•	a $5 million increase due to miscellaneous factors.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $19 million higher for the three months ended September 30, 2004 compared with the prior-year period, primarily as a result of:

•	$19 million of higher realized wholesale revenues primarily due to higher prices and volumes;

•	$3 million in higher mark-to-market gains for future-period deliveries primarily as a result of higher forward prices for wholesale electricity; and

•	a $3 million decrease from generation sales other than Native Load primarily due to sales volumes and wholesale market prices.

Operating Results – Nine-month period ended September 30, 2004 compared with the nine-month period ended September 30, 2003

     Our net income for the nine months ended September 30, 2004 was $185 million compared with $159 million for the prior-year period. The $26 million increase in the period-to-period comparison reflects the following changes in earnings by segment:

•	Regulated Electricity Segment – Net income increased approximately $29 million primarily due to lower regulatory asset amortization, the benefit of customer growth, lower fuel and purchased power costs due to lower fuel and power prices and lower replacement power costs due to fewer unplanned outages. These factors were partially offset by increased operations and maintenance costs related to customer service and personnel costs, higher depreciation and property taxes related to increased delivery and other assets, a retail electricity price reduction and effects of weather on retail sales.

•	Marketing and Trading Segment – net income decreased approximately $3 million primarily due to lower margins on wholesale sales.

     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Higher retail sales volumes due to customer growth, excluding weather effects	$41	$25
Decreased purchased power due to lower capacity costs	28	17
Lower replacement power costs due to fewer unplanned outages	7	4
Retail electricity price reduction effective July 1, 2003	(13)	(8)
Effects of weather on retail sales	(10)	(6)

Net increase in regulated electricity segment gross margin	53	32

Marketing and trading segment gross margin:
Lower realized margins on energy trading primarily due to lower electricity prices	(12)	(7)
Higher mark-to-market gains on contracts for future delivery due to higher forward prices for wholesale electricity	6	4
Miscellaneous items, net	(1)	(1)

Net decrease in marketing and trading segment gross margin	(7)	(4)

Net increase in regulated electricity and marketing and trading segments’ gross margins	46	28
Higher operations and maintenance expense primarily related to customer service costs and personnel costs	(23)	(14)
Depreciation and amortization decreases (increases):
Decreased regulatory asset amortization	47	28
Increased delivery and other assets	(16)	(10)
Lower income tax credits	—	(4)
Miscellaneous items, net	(2)	(2)

Net increase in net income	$52	$26

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $57 million higher for the nine months ended September 30, 2004 compared with the prior-year period, primarily as a result of:

•	an $86 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects;

•	a $27 million decrease in retail revenues related to weather;

•	a $13 million decrease in retail revenues related to a reduction in retail electricity prices; and

•	an $11 million increase due to miscellaneous factors.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $6 million higher for the nine months ended September 30, 2004 compared with the prior-year period, primarily as a result of:

•	$30 million of higher realized wholesale revenues primarily due to higher prices and higher volume;

•	$6 million in higher mark-to-market gains for future-period deliveries primarily as a result of higher forward prices for wholesale electricity; and

•	a $30 million decrease from generation sales other than Native Load primarily due to lower wholesale market prices and lower volumes.

Liquidity and Capital Resources

     Capital Expenditure Requirements

     The following table summarizes the actual capital expenditures for the nine months ended September 30, 2004 and estimated capital expenditures for the next three years (dollars in millions):

	Nine Months Ended	Estimate for the Year
	September 30,	Ended December 31,
	2004	2004	2005	2006
Delivery	$246	$326	$390	$453
Generation (a) (b)	69	108	350	202
Other (c)	16	29	30	18

Total	$331	$463	$770	$673

(a)	As discussed in Note 5 under “General Rate Case; 2004 Settlement Agreement,” as part of our general rate case, we have requested rate base treatment of the PWEC Dedicated Assets. Pinnacle West Energy’s actual capital expenditures related to the PWEC Dedicated Assets are estimated to be $15 million in 2004, $14 million in 2005 and $14 million in 2006.

(b)	Estimate for 2005 includes about $190 million for acquisition of the Sundance Generating Station. See Note 5 for a discussion of the asset purchase agreement between us and PPL Sundance.

(c)	Primarily information systems and facilities projects.

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

     Contractual Obligations

     Our future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2003 Form 10-K with the following exceptions that occurred in the nine months ended September 30, 2004:

•	Our purchased power and fuel commitments increased approximately $44 million to $306 million primarily related to fourth quarter 2004 obligations.

•	See Note 4 for a list of payments due on total long-term debt and capitalized lease requirements.

•	Our purchase obligations for 2005 increased approximately $190 million for our proposed acquisition of the Sundance Generating Station. See Note 5, “Regulatory Matters – Request for Proposals and Asset Purchase Agreement,” for a discussion of the asset purchase agreement between us and PPL Sundance, including required regulatory approvals.

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

     We are exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that we do not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), we would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of September 30, 2004, we would have been required to assume approximately $250 million of debt and pay the equity participants approximately $195 million.

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

     Credit Ratings

      The ratings of our securities as of November 5, 2004 are shown below and are considered to be “investment-grade” ratings. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of our securities and serve to increase those companies’ cost of and access to capital. It may also require additional collateral related to certain derivative instruments (see Note 10).

	Moody's	Standard & Poor's
Senior unsecured	Baa1	BBB
Secured lease obligation bonds	Baa2	BBB
Commercial paper	P-2	A-2
Outlook	Negative	Negative

     We no longer have any senior secured debt. See “Capital Needs and Resources” for a discussion of the termination of our mortgage and deed of trust.

     Debt Provisions

     Our debt covenants related to our bank financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. We comply with such covenants and we anticipate we will continue to meet these and other significant covenant requirements. The ratio of debt to total capitalization cannot exceed 65%. At September 30, 2004, the ratio was approximately 53%. The interest coverage is approximately 4 times for our bank financing agreements. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

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

     We pay for our capital requirements with cash from operations and, to the extent necessary, external financings. We have historically paid for our dividends to Pinnacle West with cash from operations. As discussed in Note 5, we must maintain a common equity ratio of at least 40% and may not pay common dividends if the payment would reduce our common equity below that threshold. As defined in the Financing Order, common equity ratio is common equity divided by common equity plus long-term debt, including current maturities of long-term debt. At September 30, 2004 our common equity ratio was approximately 46%.

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

     We participate in a pension plan sponsored by Pinnacle West. Pinnacle West contributes at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and our pension obligation. We fund our share of the pension contribution. We represent approximately 89% of the total funding amounts described above. The assets in the plan are comprised of common stocks, bonds and real estate. Future year contribution amounts are dependent on fund performance and fund valuation assumptions. The Pension Stability Act was signed into law on April 10, 2004. Under this new legislation, Pinnacle West’s required pension contribution in 2004 is $35 million, which Pinnacle West contributed in the third quarter. Pinnacle West has contributed approximately $14 million to the other postretirement benefits plan in 2004 through September.

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

     General Rate Case

     We believe our general rate case, including the proposed settlement, pending before the ACC is the key issue affecting our outlook. See Note 5 for a detailed discussion of this rate case and proposed settlement.

     Wholesale Power Market Conditions

     The marketing and trading division focuses primarily on managing our purchased power and fuel risks in connection with our cost of serving retail customer demand. Pinnacle West moved this division to us in early 2003 for future marketing and trading activities (existing wholesale contracts remained at Pinnacle West) as a result of the ACC’s Track A Order prohibiting our transfer of generating assets to Pinnacle West Energy. Additionally, the marketing and trading division is subject to specified parameters, markets, hedges and trades in electricity, fuels and emission allowances and credits. Our future earnings will be affected by the strength or weakness of the wholesale power market. The market has suffered a substantial reduction in overall liquidity because there are fewer creditworthy counterparties and because several key participants have exited the market or scaled back their activities.

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

     Customer Growth Customer growth in our service territory averaged about 3.4% a year for the three years 2001 through 2003; we currently expect customer growth to average about 3.8% per year from 2004 to 2006. We currently estimate that total retail electricity sales in kilowatt-hours will grow 4.6% on average, from 2004 through 2006, before the retail effects of weather variations. The customer and sales growth referred to in this paragraph applies to Native Load customers. Customer growth for the nine-month period ended September 30, 2004 compared with the prior year period was 3.7%.

     Retail Rate Changes As part of the 1999 Settlement Agreement, we agreed to a series of annual retail electricity price reductions of 1.5% on July 1 for each of the years 1999 to 2003 for a total of 7.5%. The final price reduction was implemented July 1, 2003. See “1999 Settlement Agreement” in Note 5 for further information. In addition, the Company has requested a 9.8% retail rate increase to be effective July 1, 2004. See “General Rate Case; 2004 Settlement Agreement” in Note 5 for further information.

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

Forward-Looking Statements

     This document contains forward-looking statements based on current expectations, and we assume no obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “predict”, “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by us. In addition to the Risk Factors noted above (see Exhibit 99.1), these factors include, but are not limited to:

•	state and federal regulatory and legislative decisions and actions, including the outcome of the rate case we filed with the ACC on June 27, 2003 and the wholesale electric price mitigation plan adopted by the FERC;

•	the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition;

•	the outcome of regulatory, legislative and judicial proceedings relating to the restructuring;

•	market prices for electricity and natural gas;

•	power plant performance and outages, including transmission outages and constraints;

•	weather variations affecting local and regional customer energy usage;

•	customer growth and energy usage;

•	regional economic and market conditions, including the results of litigation and other proceedings resulting from the California energy situation, volatile purchased power and fuel costs and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	the cost of debt and equity capital and access to capital markets;

•	the uncertainty that current credit ratings will remain in effect for any given period of time;

•	our ability to compete successfully outside traditional regulated markets (including the wholesale market);

•	the performance of our marketing and trading activities due to volatile market liquidity and any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America and the interpretation of those principles;

•	the performance of the stock market and the changing interest rate environment, which affect the amount of our required contributions to our pension plan and nuclear decommissioning trust funds, as well as our reported costs of providing pension and other postretirement benefits;

•	technological developments in the electric industry;

•	conservation programs; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

     The following tables show the pretax changes in mark-to-market of our regulated electricity and marketing and trading derivative positions for the nine months ended September 30, 2004 and 2003 (dollars in millions):

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003
		Marketing		Marketing
	Regulated	and	Regulated	and
	Electricity	Trading	Electricity	Trading
Mark-to-market of net positions at beginning of period	$—	$(4)	$(50)	$—
Change in mark-to-market gains/(losses) for future period deliveries	10	2	(1)	(5)
Changes in cash flow hedges recorded in OCI	68	—	26	2
Ineffective portion of changes in fair value recorded in earnings	1	—	7	—
Mark-to-market losses (gains) realized during the period	(11)	2	—	(4)
Change in valuation techniques	—	(1)	—	—

Mark-to-market of net positions at end of period	$68	$(1)	$(18)	$(7)

     The tables below show the fair value of maturities of our regulated electricity and trading derivative contracts (dollars in millions) at September 30, 2004 by maturities and by the type of valuation that is performed to calculate the fair values. See “Critical Accounting

Policies — Mark-to-Market Accounting,” in Item 7 of our 2003 Form 10-K for more discussion on our valuation methods.

Regulated Electricity

				Total
			Years	fair
Source of Fair Value	2004	2005	thereafter	value
Prices actively quoted	$7	$49	$14	$70
Prices provided by other external sources	—	1	—	1
Prices based on models and other valuation methods	(2)	(1)	—	(3)

Total by maturity	$5	$49	$14	$68

Marketing and Trading

					Total fair
Source of Fair Value	2004	2005	2006	2007	value
Prices actively quoted	$2	$—	$—	$—	$2
Prices provided by other external sources	—	2	1	—	3
Prices based on models and other valuation methods	(2)	(2)	(1)	(1)	(6)

Total by maturity	$—	$—	$—	$(1)	$(1)

     The table below shows the impact that hypothetical price movements of 10% would have had on the market value of our risk management and trading assets and liabilities included on the Condensed Balance Sheets at September 30, 2004 (dollars in millions).

	September 30, 2004
	Gain (Loss)
Commodity	Price Up 10%	Price Down 10%
Mark-to-market changes reported in earnings (a):
Electricity	$(1)	$1
Natural gas	1	(1)
Mark-to-market changes reported in OCI (b):
Electricity	8	(8)
Natural gas	31	(31)

Total	$39	$(39)

(a)	These contracts are primarily structured sales activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

(b)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.

Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties. See “Critical Accounting Policies — Mark-to-Market Accounting,” in Item 7 of our 2003 Form10-K for more discussion on our valuation methods. See Note 10 for further discussion of credit risk.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 12 of Notes to Condensed Financial Statements in regard to pending or threatened litigation or other disputes.

Item 5. Other Information

Construction and Financing Programs

     See “Liquidity and Capital Resources” in Part I, Item 2 of this report for a discussion of construction and financing programs of the Company.

Regulatory Matters

     See Note 5 of Notes to Condensed Financial Statements in Part I, Item 1 of this report for a discussion of regulatory developments.

Environmental Matters

     ADEQ issued a Notice of Violation to us in January 2004 alleging that, among other things, the discharge limit for lead was exceeded at the Saguaro Power Plant. See “Environmental Matters – Arizona Department of Environmental Quality” in Part I, Item 1 of the 2003 10-K. In August 2004, ADEQ closed the Notice of Violation without issuing any penalty.

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

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

		Originally Filed		Date
Exhibit No.	Description	as Exhibit:	File No.[a]	Effective
3.1	Articles of Incorporation restated as of May 25, 1988	4.2 to Form S-3 Registration Nos. 33910 and 33-55248 by means of September 24, 1993 Form 8-K Report	1-4473	9-29-93

3.2	Bylaws, amended as of	3.1 to June 30, 2004	1-4473	8-9-04
	June 23, 2004	Form 10-Q Report

10.1	Amendment to Agreement	10.2 to Pinnacle West’s September 30,	1-8962	11-8-04
	between APS and	2004 Form 10-Q Report
James M. Levine

[a] Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY (Registrant)
Dated: November 8, 2004	By:	/s/ Donald E. Brandt
Donald E. Brandt
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)