Form 10-K
period 2004-12-31
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2005-03-16
CIK 7286, 764622

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission	Registrants; State of Incorporation;	IRS Employer
File Number	Addresses; and Telephone Number	Identification No.
1-8962	PINNACLE WEST CAPITAL CORPORATION	86-0512431
(An Arizona corporation)
400 North Fifth Street, P.O. Box 53999
Phoenix, Arizona 85072-3999
(602) 250-1000
1-4473	ARIZONA PUBLIC SERVICE COMPANY	86-0011170
(An Arizona corporation)
400 North Fifth Street, P.O. Box 53999
Phoenix, Arizona 85072-3999
(602) 250-1000

Securities registered pursuant to Section 12(b) of the Act:

	Title Of Each Class	Name Of Each Exchange On Which Registered

PINNACLE WEST CAPITAL CORPORATION	Common Stock,	New York Stock Exchange
	No Par Value	Pacific Stock Exchange
ARIZONA PUBLIC SERVICE COMPANY	None	None

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☐

     Indicate by check mark whether each registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

PINNACLE WEST CAPITAL CORPORATION	Yes ☒	No ☐
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐	No ☑

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of each registrant’s most recently completed second fiscal quarter:

PINNACLE WEST CAPITAL CORPORATION	$3,673,440,593 as of June 30, 2004
ARIZONA PUBLIC SERVICE COMPANY	$0 as of June 30, 2004

The number of shares outstanding of each registrant’s common stock as of March 14, 2005

PINNACLE WEST CAPITAL CORPORATION	92,080,964 shares
ARIZONA PUBLIC SERVICE COMPANY	Common Stock, $2.50 par value, 71,264,947 shares. Pinnacle West Capital Corporation is the sole holder of Arizona Public Service Company’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Pinnacle West Capital Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 18, 2005 are incorporated by reference into Part III hereof.

     Arizona Public Service Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

     This combined Form 10-K is separately filed by Pinnacle West Capital Corporation and Arizona Public Service Company. Each registrant is filing on its own behalf all of the information contained in this Form 10-K that relates to such registrant. Neither registrant is filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

		Page
GLOSSARY		1

PART I		4
Item 1.	Business	4
Item 2.	Properties	19
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Supplemental Item.
	Executive Officers of Pinnacle West	25

PART II		27
Item 5.	Market for Registrants’ Common Equity, Pinnacle West Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.	62
Item 8.	Financial Statements and Supplementary Data	63
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	148
Item 9A.	Controls and Procedures	148
Item 9B.	Other Information	149

PART III		149
Item 10.	Directors and Executive Officers of Pinnacle West	149
Item 11.	Executive Compensation	149
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	149
Item 13.	Certain Relationships and Related Transactions	152
Item 14.	Principal Accountant Fees and Services	152

PART IV		153
Item 15.	Exhibits and Financial Statement Schedules	153

SIGNATURES		191
Exhibit 10.1
Exhibit 10.79.2
Exhibit 10.95
Exhibit 10.96
Exhibit 10.97
Exhibit 10.98
Exhibit 10.99
Exhibit 10.100
Exhibit 10.101
Exhibit 10.102
Exhibit 10.103
Exhibit 10.104
Exhibit 10.105
Exhibit 12.1
Exhibit 12.2
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 99.31
Exhibit 99.32

 i

GLOSSARY

ACC – Arizona Corporation Commission

ADEQ – Arizona Department of Environmental Quality

AFUDC – allowance for funds used during construction

AISA – Arizona Independent Scheduling Administrator

ALJ – Administrative Law Judge

ANPP – Arizona Nuclear Power Project, also known as Palo Verde

APS – Arizona Public Service Company, a subsidiary of the Company

APS Energy Services – APS Energy Services Company, Inc., a subsidiary of the Company

CC&N – Certificate of Convenience and Necessity

Cholla – Cholla Power Plant

Citizens – Citizens Communications Company

Clean Air Act – Clean Air Act, as amended

Company – Pinnacle West Capital Corporation

CPUC – California Public Utility Commission

DOE – United States Department of Energy

EITF – FASB’s Emerging Issues Task Force

El Dorado – El Dorado Investment Company, a subsidiary of the Company

EPA – United States Environmental Protection Agency

ERMC – Energy Risk Management Committee

FASB – Financial Accounting Standards Board

FERC – United States Federal Energy Regulatory Commission

FIN – FASB Interpretation

Financing Order – ACC Order that authorized APS’ $500 million loan to Pinnacle West Energy in May 2003

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

Moody’s – Moody’s Investors Service

MW – megawatt, one million watts

MWh – megawatt-hours, one million watts per hour

NAC – collectively, NAC Holding Inc. and NAC International Inc., subsidiaries of El Dorado that were sold in November 2004

Native Load – retail and wholesale sales supplied under traditional cost-based rate regulation

1999 Settlement Agreement – comprehensive settlement agreement related to the implementation of retail electric competition

NRC – United States Nuclear Regulatory Commission

Nuclear Waste Act – Nuclear Waste Policy Act of 1982, as amended

OCI – other comprehensive income

Palo Verde – Palo Verde Nuclear Generating Station, also known as ANPP

PG&E – PG&E Corporation

Pinnacle West – Pinnacle West Capital Corporation, the Company

Pinnacle West Energy – Pinnacle West Energy Corporation, a subsidiary of the Company

PPL Sundance – PPL Sundance Energy, LLC

PRP – potentially responsible parties under the Superfund Act

PSA – power supply adjuster

PWEC Dedicated Assets – the following Pinnacle West Energy power plants, each of which is dedicated to serving APS’ customers: Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3

PX – California Power Exchange

RFP – request for proposals

RTO – regional transmission organization

Rules – ACC retail electric competition rules

Salt River Project – Salt River Project Agricultural Improvement and Power District

SCE – Southern California Edison Company

SEC – United States Securities and Exchange Commission

SFAS – Statement of Financial Accounting Standards

SIP – State Implementation Plan

SNWA – Southern Nevada Water Authority

Spark Spread – Excess of market power price over market gas price at a specific location

SPE – special-purpose entity

Standard & Poor’s – Standard & Poor’s Corporation

SunCor – SunCor Development Company, a subsidiary of the Company

Sundance Plant – PPL Sundance’s 450-megawatt generating facility located approximately 55 miles southeast of Phoenix, Arizona

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

2004 Settlement Agreement – an agreement proposing terms under which APS’ general rate case would be settled

VIE – variable interest entity

WestConnect – WestConnect RTO, LLC, a proposed RTO to be formed by owners of electric transmission lines in the southwestern United States

INTRODUCTION

Filing Format

     This Annual Report on Form 10-K is a combined report being filed by two separate registrants: Pinnacle West and APS. The information required with respect to each company is set forth within the applicable items.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this report is divided into the following two sections:

•	Pinnacle West Consolidated—This section describes the financial condition and results of operations of Pinnacle West and its subsidiaries on a consolidated basis. It includes discussions of Pinnacle West’s regulated utility and non-utility operations. A substantial part of Pinnacle West’s revenues and earnings are derived from its regulated utility, APS.

•	APS—This section includes a detailed description of the results of operations and contractual obligations of APS.

     Item 8 of this report includes Consolidated Financial Statements of Pinnacle West and Financial Statements of APS. Item 8 also includes Notes to Pinnacle West’s Consolidated Financial Statements, the majority of which also relate to APS, and Supplemental Notes to APS’ Financial Statements.

PART I

ITEM 1. BUSINESS

OVERVIEW

General

     Pinnacle West was incorporated in 1985 under the laws of the State of Arizona and owns all of the outstanding equity securities of APS, its major subsidiary. APS is a vertically-integrated electric utility that provides either retail or wholesale electric service to most of the state of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona. Through its marketing and trading division, APS also generates, sells and delivers electricity to wholesale customers in the western United States.

     Pinnacle West’s other significant subsidiaries are Pinnacle West Energy, which owns and operates unregulated generating plants; APS Energy Services, which provides competitive energy services and products in the western United States; and SunCor, which is engaged in real estate development activities. Each of these subsidiaries is discussed in greater detail below. See “Business of Pinnacle West Energy Corporation,” “Business of APS Energy Services Company, Inc.” and “Business of SunCor Development Company” in this Item 1.

Business Segments

     Pinnacle West has three principal business segments (determined by products, services and the regulatory environment):

•	the regulated electricity segment (70% of operating revenues in 2004), which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities, and includes electricity generation, transmission and distribution;

•	the marketing and trading segment (16% of operating revenues in 2004), which consists of competitive energy business activities, including wholesale marketing and trading and APS Energy Services’ commodity-related energy services; and

•	the real estate segment (12% of operating revenues in 2004), which consists of SunCor’s real estate development and investment activities.

     See Note 17 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for financial information about the business segments.

APS General Rate Case

     APS’ general rate case pending before the ACC is the key issue affecting Pinnacle West’s and APS’ outlook. As discussed in greater detail in Note 3 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8, on August 18, 2004, a substantial majority of the parties to the rate case, including APS, the ACC staff, the Arizona Residential Utility Consumer Office, other customer and advocacy groups, and merchant power plant intervenors entered into the 2004 Settlement Agreement, which proposes terms under which the rate case would be settled.

     On February 28, 2005, the administrative law judge issued a recommended order, proposing ACC approval of the 2004 Settlement Agreement with two changes related to the PSA. On March 14, 2005, the parties to the 2004 Settlement Agreement jointly filed suggested changes to the recommended order addressing, among other things, the recommended order’s proposed treatment of the PSA. The ACC has scheduled open meetings on March 25 and March 28, 2005 to consider the recommended order and suggested changes. APS cannot predict the outcome of this matter.

Employees

     At December 31, 2004, Pinnacle West employed about 7,200 people, including the employees of its subsidiaries. Of these employees, about 6,100 were employees of APS, including employees at jointly-owned generating facilities for which APS serves as the generating facility manager. About 1,100 people were employed by Pinnacle West and its other subsidiaries. Pinnacle West’s principal executive offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000).

Available Information

     Pinnacle West makes available free of charge on or through its internet site, (www.pinnaclewest.com) the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

     Pinnacle West also has a Corporate Governance webpage. You can access Pinnacle West’s Corporate Governance webpage through its internet site, www.pinnaclewest.com, by clicking on the “About Us” link to the heading “Corporate Commitments.” Pinnacle West posts the following on its Corporate Governance webpage:

•	Corporate Governance Guidelines;

•	Board Committee Summary;

•	Charters for Pinnacle West’s Audit Committee, Corporate Governance Committee, Finance and Operating Committee and Human Resources Committee;

•	Code of Ethics for Financial Professionals; and

•	Ethics Policy and Standards of Business Practices.

     Pinnacle West will post any amendments to the Code of Ethics and Ethics Policy and Standards of Business Practices, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on its internet site. The information on Pinnacle West’s internet site is not incorporated by reference into this report.

     You can request a copy of these documents by contacting Pinnacle West at the following address: Pinnacle West Capital Corporation, Office of the Secretary, Station 9068, P.O. Box 53999, Phoenix, Arizona 85072-3999 (telephone 602-250-3252) .

Forward-Looking Statements

     This document contains forward-looking statements based on current expectations, and neither Pinnacle West nor APS assumes any obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “estimate,” “predict,” “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by Pinnacle West or APS. In addition to the “Risk Factors” described in Exhibits 99.31 and 99.32 to this report, these factors include, but are not limited to:

•	state and federal regulatory and legislative decisions and actions, including the outcome of the rate case APS filed with the ACC on June 27, 2003 and the wholesale electric price mitigation plan adopted by the FERC;

•	the outcome of regulatory, legislative and judicial proceedings relating to the restructuring;

•	the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition;

•	market prices for electricity and natural gas;

•	power plant performance and outages, including transmission outages and constraints;

•	weather variations affecting local and regional customer energy usage;

•	customer growth and energy usage;

•	regional economic and market conditions, including the results of litigation and other proceedings resulting from the California energy situation, volatile purchased power and fuel costs and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	the cost of debt and equity capital and access to capital markets;

•	the uncertainty that current credit ratings will remain in effect for any given period of time;

•	our ability to compete successfully outside traditional regulated markets (including the wholesale market);

•	the performance of our marketing and trading activities due to volatile market liquidity and any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America and the interpretation of those principles;

•	the performance of the stock market and the changing interest rate environment, which affect the amount of required contributions to Pinnacle West’s pension plan and APS’ nuclear decommissioning trust funds, as well as the reported costs of providing pension and other postretirement benefits;

•	technological developments in the electric industry;

•	the strength of the real estate market in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond the control of Pinnacle West and APS.

REGULATION AND COMPETITION

Retail

     The ACC regulates APS’ retail electric rates and its issuance of securities. The ACC must also approve any transfer of APS’ property used to provide retail electric service and approve or receive prior notification of certain transactions between Pinnacle West, APS and their respective affiliates. See Note 3 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for a discussion of the status of electric industry restructuring in Arizona.

     The electric utility industry has undergone significant regulatory change in the last few years regarding competition in the sale of electricity and related services. However, many states, including Arizona, have reexamined retail electric competition.

     As of January 1, 2001, all of APS’ retail customers were eligible to choose alternate energy suppliers. However, there are currently no active retail competitors offering unbundled energy or other utility services to APS’ customers. As a result, APS cannot predict when, and the extent to which, additional competitors will re-enter APS’ service territory. Also, regulatory developments and legal challenges to the Rules have raised considerable uncertainty about the status and pace of retail electric competition and of electric restructuring in Arizona. See “Retail Electric Competition Rules” in Note 3 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for additional information.

     APS is subject to varying degrees of competition from other investor-owned utilities in Arizona (such as Tucson Electric Power Company and Southwest Gas Corporation) as well as cooperatives, municipalities, electrical districts and similar types of governmental or non-profit organizations (principally Salt River Project). APS also faces competition from low-cost, hydroelectric power and parties that have access to low-priced preferential, federal power and other governmental subsidies. In addition, some customers, particularly industrial and large commercial customers, may own and operate generation facilities to meet their own energy requirements.

Wholesale

     General

     The FERC regulates rates for wholesale power sales and transmission services. During 2004, approximately 9.4% of APS’ electric operating revenues resulted from such sales and services. In early 2003, Pinnacle West moved its marketing and trading division to APS for all future marketing and trading activities (existing wholesale contracts remained at Pinnacle West) as a result of the ACC’s Track A Order prohibiting the previously required transfer of APS’ generating assets to Pinnacle West Energy (see “Track A Order” in Note 3 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8).

     The marketing and trading division focuses primarily on managing APS’ purchased power and fuel risks in connection with its costs of serving retail customer energy requirements. The division also sells, in the wholesale market, APS and Pinnacle West Energy generation output that is not needed for APS’ Native Load and, in doing so, competes with other utilities, power marketers and independent power producers. Additionally, the marketing and trading division, subject to specified parameters, markets, hedges and trades in electricity, fuels and emissions allowances and credits.

     Market-Based Rate Proceeding

     On August 11, 2004, Pinnacle West, APS, Pinnacle West Energy and APS Energy Services (collectively, the “Pinnacle West Companies”) submitted to the FERC an update to their three-year market-based rate review, pursuant to the FERC’s order implementing a new generation market power analysis. On December 20, 2004, the FERC issued an order approving the Pinnacle West Companies’ market-based rates for control areas other than those of APS, Public Service Company of New Mexico and Tucson Electric Power Company. With respect to these three control areas, the FERC required that the Pinnacle West Companies submit additional data, and on February 18, 2005, the Pinnacle West Companies made such a filing. To the extent the FERC does not permit the Pinnacle West Companies to make sales at market-based rates in these control areas, the Pinnacle West Companies will still be permitted to make sales at cost-based rates in the three control areas. We cannot currently predict the outcome of this proceeding, but we do not believe that having such sales limited to cost-based rates will have a material adverse effect on our financial position, results of operations or liquidity.

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

     On October 16, 2001, APS and other owners of electric transmission lines in the southwestern U.S. filed with the FERC a request for a declaratory order confirming that their proposal to form WestConnect RTO, LLC would satisfy the FERC’s requirements for the formation of an RTO. On October 10, 2002, the FERC issued an order finding that the WestConnect proposal, if modified to address specified issues, could meet the FERC’s RTO requirements and provide the basic framework for a standard market design for the southwestern U.S. See Arizona Public Service Co., 101 FERC ¶ 61,033, order on reh’g, 101 FERC ¶ 61,350, order on reh’g, 104 FERC ¶ 61,285 (2003). Since that time, APS has been evaluating a phased approach to RTO implementation in the desert Southwest. APS is currently participating with other entities in the southwestern U.S. in a cost/benefit analysis of implementing the WestConnect RTO, the results of which are expected to be completed in 2005.

     If APS ultimately joins an RTO, APS could incur increased transmission-related costs and receive reduced transmission service revenues; APS may be required to expand its transmission system according to decisions made by the RTO rather than its internal planning process; and APS may experience other impacts on its operations, cash flows or financial position that will not be quantifiable until the final tariffs and other material terms of the RTO are known.

     State The ACC’s retail electric competition Rules require the formation and implementation of an Arizona Independent Scheduling Administrator. The purpose of the AISA is to oversee the application of operating protocols to ensure statewide consistency for transmission access. The AISA is anticipated to be a temporary organization until the implementation of an independent system operator or RTO. APS participated in the creation of the AISA, a not-for-profit entity, and the filing at the FERC for approval of its operating protocols. An ACC proceeding reviewing the AISA is still pending.

BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

General

     APS was incorporated in 1920 under the laws of the State of Arizona and currently has more than 989,500 customers. APS does not distribute any products. During 2004, no single purchaser or user of energy (other than Pinnacle West) accounted for more than 6.2% of electric revenues. See “Overview – General” and “Regulation and Competition” above for additional background information about APS’ business.

     At December 31, 2004, APS employed approximately 6,100 people, including employees at jointly-owned generating facilities for which APS serves as the generating facility manager. APS’ principal executive offices are located at 400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona 85072-3999 (telephone 602-250-1000).

Purchased Power and Generating Fuel

     See “Properties – Capacity” in Item 2 for information about APS’ and Pinnacle West’s power plants by fuel types.

     2004 Energy Mix

     Pinnacle West’s consolidated sources of energy during 2004 were: purchased power – 56.9%; coal – 20.8%; nuclear – 13.5%; gas – 8.7%; and other (includes oil, hydro and solar) – 0.1%. In accordance with GAAP, a substantial portion of our purchased power contracts was netted against wholesale sales contracts on the Consolidated Statements of Income. See Note 18 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8.

     APS’ sources of energy during 2004 were: purchased power – 62.9%; coal – 21.4%; nuclear – 13.9%; gas – 1.7%; and other (includes oil, hydro and solar) – 0.1%. In accordance with GAAP, a substantial portion of our purchased power contracts was netted against wholesale sales contracts on the Statements of Income. See Note 18 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8.

     Coal Supply

     Cholla Cholla is a coal-fired power plant located in northeastern Arizona. It is a jointly-owned facility operated by APS. APS purchases most of Cholla’s coal requirements from a coal supplier that mines all of the coal under a long-term lease of coal reserves with the Navajo Nation, the federal government and private landholders. Cholla has sufficient coal under current contracts to ensure a reliable fuel supply through 2007. These contracts include expected requirements for low sulfur coal, which is required for certain limited operating conditions; however, if necessary, low sulfur coal may be purchased on the open market. APS may purchase a portion of Cholla’s coal requirements on the spot market to take advantage of competitive pricing options and to supplement coal required for increased operating capacity. Following expiration of current contracts, APS believes that competitive fuel supply options will exist to ensure the continued operation of Cholla for its useful life, and has evaluated the necessary plant modifications and operational requirements to convert to other fuel sources.

     Four Corners Four Corners is a coal-fired power plant located in the northwestern corner of New Mexico. It is a jointly-owned facility operated by APS. APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation. The Four Corners coal contract runs through July 2016, with options to extend the contract for five to fifteen additional years beyond the current plant site lease expiration in 2017.

     Navajo Generating Station The Navajo Generating Station is a coal-fired power plant located in northern Arizona. It is a jointly-owned facility operated by Salt River Project. The Navajo Generating Station’s coal requirements are purchased from a supplier with long-term leases from the Navajo Nation and the Hopi Tribe. The Navajo Generating Station is under contract with its coal supplier through 2011, with options to extend through the current plant site lease expiration in 2019. The Navajo Generating Station lease waives certain taxes through the lease expiration in 2019. Items that may impact the fuel price include lease provisions that allow for a renegotiation of the coal royalty in 2007 and 2017 and a fuel contract requirement for a five-year price review in 2007. In addition, the potential closure of the Mohave Generating Station will impact the cost structure for the Black Mesa – Kayenta Mine complex, and may increase costs to the Navajo Generating Station, which is served by the Kayenta Mine.

     See “Legal Proceedings” in Item 3 for information about a lawsuit relating to royalties for coal paid by the participants at the Navajo Generating Station.

     See “Properties – Capacity” in Item 2 for information about APS’ ownership interests in Cholla, Four Corners and the Navajo Generating Station. See Note 11 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for information regarding APS’ coal mine reclamation obligations.

     Natural Gas Supply

     See Note 11 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for a discussion of APS’ and Pinnacle West’s natural gas requirements.

     Nuclear Fuel Supply

     Palo Verde Fuel Cycle Palo Verde is a nuclear power plant located about 50 miles west of Phoenix, Arizona. It is a jointly-owned facility operated by APS. The fuel cycle for Palo Verde is comprised of the following stages:

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

     Spent Nuclear Fuel and Waste Disposal See “Palo Verde Nuclear Generating Station” in Note 11 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for a discussion of spent nuclear fuel and waste disposal.

     Purchased Power Agreements

     In addition to its own available generating capacity (see “Properties” in Item 2), APS purchases electricity under various arrangements. One of the most important of these is a long-term contract with Salt River Project. The amount of electricity available to APS is based in large part on customer demand within certain areas now served by APS pursuant to a related territorial agreement. The generating capacity available to APS pursuant to the contract is 350 MW. In 2004, APS received approximately 568,770 MWh of energy under the contract and paid about $54.9 million for capacity availability and energy received. This contract may be canceled by Salt River Project on three years’ notice. By letter dated June 7, 2004, Salt River Project gave notice to APS to reduce capacity by 150 MW effective June 16, 2007. To date, this letter is the only notice Salt River Project has given under the contract. APS may also cancel the contract on five years’ notice, which may be given no earlier than December 31, 2006.

     In September 1990, APS entered into a thirty-year seasonal capacity exchange agreement with PacifiCorp. Under this agreement, APS receives electricity from PacifiCorp during the summer peak season (from May 15 to September 15) and APS returns electricity to PacifiCorp during the winter season (from October 15 to February 15). Until 2020, APS and PacifiCorp each has 480 MW of capacity and a related amount of energy available to it under the agreement for its respective seasons. In 2004, APS received approximately 571,392 MWh of energy under the capacity exchange. APS must also make additional offers of energy to PacifiCorp each year through October 31, 2020. Pursuant to this requirement, during 2004, PacifiCorp received offers of 1,095,000 MWh and purchased about 246,275 MWh.

     Consistent with the ACC’s Track B Order, APS issued a request for proposals (“RFP”) in March 2003 and, as a result of that RFP, APS entered into contracts with three parties, including Pinnacle West Energy, to meet a portion of APS’ capacity and energy requirements for the years 2003 through 2006. See “Track B Order” in Note 3 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for additional information about the contracts and the Track B Order.

Construction Program

     During the years 2002 through 2004, APS incurred approximately $1.4 billion in capital expenditures. APS’ capital expenditures for the years 2005 through 2007 are expected to be primarily for expanding transmission and distribution capabilities to meet growing customer needs, for upgrading existing utility property and for environmental purposes. APS’ capital expenditures were approximately $484 million in 2004. APS’ capital expenditures, including expenditures for environmental control facilities, for the years 2005 through 2007 have been estimated as follows (dollars in millions):

	Estimate
Major facilities:	2005	2006	2007

Delivery	$390	$395	$440
Generation	352	158	195
Other	30	7	6

Total	$772	$560	$641

     The above amounts exclude capitalized interest costs and include capitalized property taxes and approximately $30 million per year for nuclear fuel. The estimate for 2005 includes about $190 million for APS’ planned acquisition of the Sundance Plant. See “Request for Proposals and Asset Purchase Agreement” in Note 3 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for a discussion of the asset purchase agreement between APS and PPL Sundance. APS conducts a continuing review of its construction program.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Needs and Resources by Company” in Item 7 for additional information about APS’ construction programs.

Environmental Matters

     EPA Environmental Regulation

      Regional Haze Rules On April 22, 1999, the EPA announced final regional haze rules. These regulations require states to submit implementation plans by 2008 to eliminate all man-made emissions causing visibility impairment in certain specified areas, including Class I Areas in the Colorado Plateau, and to consider and potentially apply the best available retrofit technology (“BART”) for major stationary sources.

     The rules allow nine western states and tribes to follow an alternate implementation plan and schedule for the Class I Areas. This alternate implementation plan is known as the Annex Rule. Five western states, including Arizona, have submitted proposed State Implementation Plans to the EPA to implement the Annex Rule.

     On February 18, 2005, the U.S. Court of Appeals for the District of Columbia granted a petition for review of the Annex Rule, filed by the Center for Energy and Economic Development (CEED). Center for Energy and Economic Development v. the EPA, No. 03-1222 (D.C. Cir.). APS, Phelps Dodge Corporation, and Environmental Defense were intervenors in the litigation in support of the EPA and the Annex Rule. Although the Court concluded that the EPA has the authority to promulgate a BART alternative, the Court ruled that the EPA must first conduct a BART analysis of eligible sources to demonstrate that the alternate plan would achieve greater reductions than BART. At this time, the EPA’s response to the CEED decision is uncertain. The Company cannot currently predict the outcome of this matter.

     Mercury On March 15, 2005, the EPA issued the Clean Air Mercury Rule to regulate mercury emissions from coal-fired power plants. This rule establishes performance standards limiting mercury emissions from coal-fired power plants and establishes a two phased market-based trading program. Under the trading program, the EPA has assigned each state a "budget" for reducing coal-fired power plant mercury emissions, and each state must submit to the EPA a plan detailing how it will meet its "budget." In the first phase of the program, beginning in 2010, mercury emissions will be reduced from a total of 48 tons per year to 38 tons. In 2018, mercury emissions will be further reduced to 15 tons. APS is currently evaluating the potential impact of this rule.

     Federal Implementation Plan In September 1999, the EPA proposed a FIP to set air quality standards at certain power plants, including the Navajo Generating Station and Four Corners. The FIP is similar to current Arizona regulation of the Navajo Generating Station and New Mexico regulation of Four Corners, with minor modifications. APS does not currently expect the FIP to have a material adverse effect on its financial position, results of operations or liquidity.

     Superfund Superfund establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are PRPs. PRPs may be strictly, and often jointly and severally, liable for clean-up. On September 3, 2003, the EPA advised APS that the EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (OU3) in Phoenix, Arizona. APS has facilities that are within this superfund site. APS and Pinnacle West have agreed with the EPA to perform certain investigative activities of the APS facilities within OU3. Because the investigation has not yet been completed and ultimate remediation requirements are not yet finalized, neither APS nor Pinnacle West can currently estimate the expenditures which may be required.

     Manufactured Gas Plant Sites APS is currently investigating properties, which it now owns or which were previously owned by it or its corporate predecessors, that were at one time sites of, or sites associated with, manufactured gas plants. APS is taking action to voluntarily remediate these sites. APS does not expect these matters to have a material adverse effect on its financial position, results of operations or liquidity.

     Navajo Nation Environmental Issues

     Four Corners and the Navajo Generating Station are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Nation. APS is the Four Corners operating agent. APS owns all of Four Corners Units 1, 2 and 3, and a 15% interest in Four Corners Units 4 and 5. APS owns a 14% interest in Navajo Generating Station Units 1, 2 and 3.

     In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the Navajo Acts). The Navajo Acts purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water and pesticide activities, including those activities that occur at Four Corners and the Navajo Generating Station. On October 17, 1995, the Four Corners participants and the Navajo Generating Station participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Nation as to Four Corners and Navajo Generating Station. The Court has stayed these proceedings pursuant to a request by the parties, and the parties are seeking to negotiate a settlement. APS cannot currently predict the outcome of this matter.

     In February 1998, the EPA issued regulations identifying those Clean Air Act provisions for which it is appropriate to treat Indian tribes in the same manner as states. The EPA has announced that it has not yet determined whether the Clean Air Act would supersede pre-existing binding agreements between the Navajo Nation and the Four Corners participants and the Navajo Generating Station participants that limit the Navajo Nation’s environmental regulatory authority over the Navajo Generating Station and Four Corners. APS believes that the Clean Air Act does not supersede these pre-existing agreements. The parties have reached tentative agreement on a resolution of the Clean Air Act issues. If such an agreement is executed by the parties and approved by the EPA, APS would dismiss the pending litigation to the extent the claims relate to the Clean Air Act. APS cannot currently predict the outcome of this matter.

     In April 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. APS believes the regulations fail to recognize that the Navajo Nation did not intend to assert jurisdiction over Four Corners and the Navajo Generating Station. On July 12, 2000, the Four Corners participants and the Navajo Generating Station participants each filed a petition with the Navajo Supreme Court for review of the operating permit regulations. Those proceedings have been stayed, pending the settlement negotiations mentioned above. APS cannot currently predict the outcome of this matter.

Water Supply

     Assured supplies of water are important for APS’ and Pinnacle West Energy’s generating plants. At the present time, APS and Pinnacle West Energy have adequate water to meet their needs. However, conflicting claims to limited amounts of water in the southwestern United States have resulted in numerous court actions.

     Both groundwater and surface water in areas important to APS’ operations have been the subject of inquiries, claims and legal proceedings, which will require a number of years to resolve. APS is one of a number of parties in a proceeding before a state court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. (State of New Mexico, in the relation of S.E. Reynolds, State Engineer vs. United States of America, City of Farmington, Utah International, Inc., et al., San Juan County, New Mexico, District Court No. 75-184). An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for a then-agreed upon cost, sufficient water from its allocation to offset the loss.

     A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County, Arizona, Superior Court. (In re The General Adjudication of All Rights to Use Water in the Gila River System and Source, Supreme Court Nos. WC-79-0001 through WC 79-0004 (Consolidated) [WC-1, WC-2, WC-3 and WC-4 (Consolidated)], Maricopa County Nos. W-1, W-2, W-3 and W-4 (Consolidated)). Palo Verde is located within the geographic area subject to the summons. APS’ rights and the rights of the Palo Verde participants to the use of groundwater and effluent at Palo Verde are potentially at issue in this action. As project manager of Palo Verde, APS filed claims that dispute the court’s jurisdiction over the Palo Verde participants’ groundwater rights and their contractual rights to effluent relating to Palo Verde. Alternatively, APS seeks confirmation of such rights. Three of APS’ other power plants and two of Pinnacle West Energy’s power plants are also located within the geographic area subject to the summons. APS’ claims dispute the court’s jurisdiction over its groundwater rights with respect to these plants. Alternatively, APS seeks confirmation of such rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. In addition, in September 2000, the Arizona Supreme Court issued a decision affirming the lower court’s criteria for resolving groundwater claims. Litigation on both of these issues will continue in the trial court. No trial date concerning APS’ water rights claims has been set in this matter.

     APS has also filed claims to water in the Little Colorado River Watershed in Arizona in an action pending in the Apache County, Arizona, Superior Court. (In re The General Adjudication of All Rights to Use Water in the Little Colorado River System and Source, Supreme Court No. WC-79-0006 WC-6, Apache County No. 6417). APS’ groundwater resource utilized at Cholla is within the geographic area subject to the adjudication and is therefore potentially at issue in the case. APS’ claims dispute the court’s jurisdiction over its groundwater rights. Alternatively, APS seeks confirmation of such rights. A number of parties are in the process of settlement negotiations with respect to certain claims in this matter. Other claims have been identified as ready for litigation in motions filed with the court. No trial date concerning APS’ water rights claims has been set in this matter.

     Although the above matters remain subject to further evaluation, Pinnacle West expects that the described litigation will not have a material adverse impact on its financial position, results of operations or liquidity.

     The Four Corners region, in which Four Corners is located, has been experiencing drought conditions that may affect the water supply for the plants if adequate moisture is not received in the watershed that supplies the area. APS is continuing to work with area stakeholders to implement agreements to minimize the effect, if any, on operations of the plant for 2005 and later years. The effect of the drought cannot be fully assessed at this time, and APS cannot predict the ultimate outcome, if any, of the drought or whether the drought will adversely affect the amount of power available, or the price thereof, from Four Corners.

BUSINESS OF PINNACLE WEST ENERGY CORPORATION

     Pinnacle West Energy was incorporated in 1999 under the laws of the State of Arizona and is engaged principally in the operation of unregulated generating plants. Pinnacle West Energy had approximately 100 employees as of December 31, 2004. Pinnacle West Energy’s principal offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-4145).

     See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of Pinnacle West Energy’s capital requirements.

     Pinnacle West Energy owns the PWEC Dedicated Assets as well as an interest in Silverhawk. The PWEC Dedicated Assets were built as a result of what APS believed was a regulatory restriction against APS’ construction of additional plants and based on the requirement in the 1999 Settlement Agreement that APS transfer its generation assets. As discussed under “APS General Rate Case; 2004 Settlement Agreement” in Note 3 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8, as part of the proposed settlement of APS’ general rate case, APS would acquire the PWEC Dedicated Assets from Pinnacle West Energy. Silverhawk, which is Pinnacle West Energy’s only power plant not included in the PWEC Dedicated Assets, is a 570 MW combined cycle power plant located 20 miles north of Las Vegas, Nevada in which Pinnacle West Energy has a 75% ownership interest. See “Properties” in Item 2 for a summary of the generating plants owned by Pinnacle West Energy.

     At December 31, 2004, Pinnacle West Energy had total assets of $1.3 billion, of which $1.0 billion related to the PWEC Dedicated Assets. Pinnacle West Energy had a pretax loss of $47 million in 2004, a net loss of $1 million in 2003 and a net loss of $19 million in 2002. Income taxes related to Pinnacle West Energy were recorded by Pinnacle West in 2004.

BUSINESS OF APS ENERGY SERVICES COMPANY, INC.

     APS Energy Services was incorporated in 1998 under the laws of the State of Arizona and provides competitive commodity-related energy services (such as direct access commodity contracts, energy procurement and energy supply consultation) and energy-related products and services (such as energy master planning, energy use consultation and facility audits, cogeneration analysis and installation and project management) to commercial, industrial and institutional retail customers in the western United States. APS Energy Services had approximately 100 employees as of December 31, 2004. APS Energy Services’ principal offices are located at 400 East Van Buren Street, Phoenix, Arizona 85004 (telephone 602-250-5000).

     APS Energy Services had net income of $3 million in 2004, net income of $16 million in 2003, and pretax income of $28 million in 2002. Income taxes related to APS Energy Services were recorded by Pinnacle West prior to 2003. At December 31, 2004, APS Energy Services had total assets of $77 million.

BUSINESS OF SUNCOR DEVELOPMENT COMPANY

     SunCor was incorporated in 1965 under the laws of the State of Arizona and is a developer of residential, commercial and industrial real estate projects in Arizona, Idaho, New Mexico and Utah. The principal executive offices of SunCor are located at 80 East Rio Salado Parkway, Suite 410, Tempe, Arizona 85281 (telephone 480-317-6800). SunCor and its subsidiaries had approximately 800 employees at December 31, 2004.

     At December 31, 2004, SunCor had total assets of about $464 million. SunCor’s assets consist primarily of land with improvements, commercial buildings, golf courses and other real estate investments. SunCor intends to continue its focus on real estate development of master-planned communities, mixed-use residential, commercial, office and industrial projects.

     SunCor projects under development include seven master-planned communities and several commercial projects. The commercial projects and four of the master-planned communities are in Arizona. Other master-planned communities are located near St. George, Utah, Boise, Idaho and Santa Fe, New Mexico.

     SunCor has implemented an accelerated asset sales program for 2003 through 2005. As a result of this program, SunCor expects to have net income of approximately $50 million in 2005. SunCor also expects to make a cash distribution of approximately $80 million to $100 million to the parent in 2005.

     For the past three years, SunCor’s operating revenues were approximately: $360 million in 2004; $362 million in 2003; and $201 million in 2002. SunCor’s net income was approximately $45 million in 2004; $56 million in 2003; and $19 million in 2002. Certain components of SunCor’s real estate sales activities, which are included in the real estate segment, are required to be reported as discontinued operations on Pinnacle West’s Consolidated Statements of Income in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 22 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8.

     See Note 6 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for information regarding SunCor’s long-term debt and “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of SunCor’s capital requirements.

BUSINESS OF EL DORADO INVESTMENT COMPANY

     El Dorado was incorporated in 1983 under the laws of the State of Arizona. El Dorado owns minority interests in several energy-related investments and Arizona community-based ventures. El

Dorado’s short-term goal is to prudently realize the value of its existing investments. On a long-term basis, Pinnacle West may use El Dorado, when appropriate, for investments that are strategic to the business of generating, distributing and marketing electricity. El Dorado’s offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-3517).

     El Dorado had pretax income of $40 million in 2004, pretax income of $7 million in 2003, and a pretax loss of $55 million in 2002. Pinnacle West records income taxes related to El Dorado. El Dorado sold its investment in NAC on November 18, 2004, which resulted in a pre-tax gain of $4 million and is classified as discontinued operations in 2004. All related revenue and expenses for NAC have been reclassified to discontinued operations for the years ended December 31, 2003 and 2002 (see Note 22 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8). In addition, the year ended 2004 includes a $35 million gain ($21 million after tax) related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for additional information. At December 31, 2004, El Dorado had total assets of $23 million.

ITEM 2. PROPERTIES

Capacity

     APS’ and Pinnacle West Energy’s generating facilities are described below. For APS’ plants, the “net accredited capacities” are reported, consistent with industry practice for regulated utilities. For Pinnacle West Energy, the “permitted capacities” are reported, consistent with industry practice for unregulated plants.

APS – Net Accredited Capacity

     APS’ present generating facilities have net accredited capacities as follows:

Capacity (kW)
Coal:
Units 1, 2 and 3 at Four Corners	560,000
15% owned Units 4 and 5 at Four Corners	222,000
Units 1, 2 and 3 at Cholla	615,000
14% owned Units 1, 2 and 3 at the Navajo Generating Station	315,000

Subtotal	1,712,000

Gas or Oil:
Two steam units at Ocotillo and two steam units at Saguaro	430,000
Eleven combustion turbine units	493,000
Three combined cycle units	255,000

Subtotal	1,178,000

Nuclear:
29.1% owned or leased Units 1, 2, and 3 at Palo Verde	1,107,000

Hydro and Solar	9,510

Total APS facilities	4,006,510

Pinnacle West Energy – Permitted Capacities
Pinnacle West Energy’s present generating facilities have permitted capacities as follows:
Gas or Oil:
Two combined cycle units at Redhawk, two combined cycle units at West Phoenix and 75% ownership of one combined cycle unit at Silverhawk	2,138,000
One combustion turbine unit at Saguaro	80,000

Total Pinnacle West Energy facilities	2,218,000

Reserve Margin

     APS’ 2004 peak one-hour demand on its electric system was recorded on August 11, 2004 at 6,402,100 kW, compared to the 2003 peak of 6,332,400 kW recorded on July 14, 2003. Taking into account additional capacity then available to APS under long-term purchase power contracts as well as APS’ and Pinnacle West Energy’s generating capacity, APS’ capability of meeting system demand on August 11, 2004, amounted to 6,388,600 kW, for an installed reserve margin of negative 0.3%. The power actually available to APS from its resources fluctuates from time to time due in part to planned and unplanned plant and transmission outages and technical problems. The available capacity from sources actually operable at the time of the 2004 peak amounted to 3,570,600 kW, for a margin of negative 52.6%. Firm purchases totaling 4,187,000 kW, including short-term seasonal purchases and unit contingent purchases, were in place at the time of the peak, ensuring the ability to meet the load requirement with an actual reserve margin of 6.9%.

     See “Business of Arizona Public Service Company – Purchased Power and Generating Fuel – Purchased Power Agreements” in Item 1 for information about certain of APS’ long-term power agreements.

Plant Sites Leased from Navajo Nation

     The Navajo Generating Station and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. These are long-term agreements with options to extend, and APS does not believe that the risks with respect to enforcement of these easements and leases are material. The majority of coal contracted for use in these plants and certain associated transmission lines are also located on Indian reservations. See “Business of Arizona Public Service Company – Purchased Power and Generating Fuel – Coal Supply” in Item 1.

Palo Verde Nuclear Generating Station

     Regulatory

     Operation of each of the three Palo Verde units requires an operating license from the NRC. The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987. The full power operating licenses, each valid for a period of approximately 40 years, authorize APS, as operating agent for Palo Verde, to operate the three Palo Verde units at full power.

     Nuclear Decommissioning Costs

     The NRC rules on financial assurance requirements for the decommissioning of nuclear power plants provide that a licensee may use a trust as the exclusive financial assurance mechanism if the licensee recovers estimated total decommissioning costs through cost-of-service rates or through a “non-bypassable charge.” The “non-bypassable systems benefits” charge is the charge that the ACC has approved for APS’ recovery of certain types of costs, including costs for low income programs, demand side management, consumer education, environmental, renewables, etc. “Non-bypassable” means that if a customer chooses to take energy from an “energy service provider” other than APS, the customer will still have to pay this charge as part of the customer’s APS electric bill.

     Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on an external sinking fund mechanism are not met. APS currently relies on an external sinking fund mechanism to meet the NRC financial assurance requirements for its interests in Palo Verde Units 1, 2 and 3. The decommissioning costs of Palo Verde Units 1, 2 and 3 are currently included in APS’ ACC jurisdictional rates. The Rules provide that decommissioning costs are recoverable through a non-bypassable “system benefits” charge, which would allow APS to maintain its external sinking fund mechanism. See Note 12 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for additional information about APS’ nuclear decommissioning costs.

     Palo Verde Liability and Insurance Matters

     See “Palo Verde Nuclear Generating Station” in Note 11 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

Property Not Held in Fee or Subject to Encumbrances

     Jointly-Owned Facilities

     APS shares ownership of some of its generating and transmission facilities with other companies. Pinnacle West Energy shares ownership of its Silverhawk plant. The following table shows APS’ and Pinnacle West Energy’s interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2004:

	Percent Owned
APS:
Generating facilities:
Palo Verde Units 1 and 3	29.1%
Palo Verde Unit 2 (see “Palo Verde Leases” below)	17.0%
Four Corners Units 4 and 5	15.0%
Navajo Generating Station Units 1, 2, and 3	14.0%
Cholla common facilities (a)	62.4	%(b)
Transmission facilities:
ANPP500KV System	35.8	%(b)
Navajo Southern System	31.4	%(b)
Palo Verde – Yuma 500KV System	23.9	%(b)
Four Corners Switchyards	27.5	%(b)
Phoenix – Mead System	17.1	%(b)
Palo Verde – Estrella 500KV System	55.5	%(b)
Palo Verde – Southeast Valley Project	15.0	%(b)
Harquahala	80.0	%(b)
Pinnacle West Energy:
Generating facilities:
Silverhawk	75.0%

(a)	PacifiCorp owns Cholla Unit 4 and APS operates the unit for PacifiCorp. The common facilities at Cholla are jointly-owned.
(b)	Weighted average of interests.

     Palo Verde Leases

     In 1986, APS sold about 42% of its share of Palo Verde Unit 2 and certain common facilities in three separate sale leaseback transactions. APS accounts for these leases as operating leases. The leases, which have terms of 29.5 years, contain options to renew the leases for two additional years and to purchase the property for fair market value at the end of the lease terms. See Notes 9 and 20 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for additional information regarding the Palo Verde Unit 2 sale leaseback transactions.

Transmission Access

     APS’ transmission facilities consist of approximately 5,589 pole miles of overhead lines and approximately 37 miles of underground lines, 5,457 miles of which are located within the State of Arizona. APS’ distribution facilities consist of approximately 12,211 pole miles of overhead lines and approximately 13,727 miles of underground lines, all of which are located within the State of Arizona.

Other Information Regarding Our Properties

     See “Business of Arizona Public Service Company – Environmental Matters” and “Water Supply” in Item 1 with respect to matters having a possible impact on the operation of certain of APS’ and Pinnacle West Energy’s power plants.

     See “Business of Arizona Public Service Company – Construction Program” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 for a discussion of APS’ and Pinnacle West Energy’s construction programs.

Information Regarding SunCor’s Properties

     See “Business of SunCor Development Company” in Item 1 for information regarding SunCor’s properties. Substantially all of SunCor’s debt is collateralized by interests in certain real property.

NEVADA
UTAH
COLORADO
SILVERHAWK (J/O)
LAS VEGAS
NAVAJO (J/O)
FARMINGTON, NM
FOUR CORNERS (J/O)
KINGMAN
CALIFORNIA
FLAGSTAFF
WINSLOW
CHOLLA (J/O)
PRESCOTT
PHOENIX
WEST PHOENIX
OCOTILLO
GLOBE
PALO VERDE (J/O)
REDHAWK
YUMA
YUCCA (J/O)
SAGUARO
TUCSON
NEW MEXICO
DOUGLAS
NOGALES
APS Service Territory
Major APS Power Plants (J/O = Joint Ownership)
Pinnacle West Energy Plants (J/O = Joint Ownership)
Plants Jointly Owned by APS and Pinnacle West Energy
Principal APS Transmission Lines
Transmission Lines Operated for Others

ServiceTerritory_21FEB05.EPS

ITEM 3. LEGAL PROCEEDINGS

     See “Business of Arizona Public Service Company – Environmental Matters” and “– Water Supply” in Item 1 with regard to pending or threatened litigation and other disputes. See Note 3 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8 for a discussion of the Rules, the Track A Order and related litigation.

     See Note 11 of Notes to the Pinnacle West Consolidated Financial Statements in Item 8 with regard to a lawsuit against APS and the other Navajo Generating Station participants and for information relating to the FERC proceedings on California energy market issues.

ITEM 4. SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

     Not applicable.

SUPPLEMENTAL ITEM.
EXECUTIVE OFFICERS OF PINNACLE WEST

Pinnacle West’s executive officers are as follows:

Name	Age at March 1, 2005	Position(s) at March 1, 2005
William J. Post	54	Chairman of the Board and Chief Executive Officer (1)

Jack E. Davis	58	President and Chief Operating Officer, and President and Chief Executive Officer, APS (1)

Donald E. Brandt	50	Executive Vice President and Chief Financial Officer

Armando B. Flores	61	Executive Vice President, Corporate Business Services, APS

Chris N. Froggatt	47	Vice President and Controller, APS

Barbara M. Gomez	50	Vice President and Treasurer

James M. Levine	55	Executive Vice President, Generation, APS and President, Pinnacle West Energy

Nancy C. Loftin	51	Vice President, General Counsel and Secretary

Donald G. Robinson	51	Vice President, Planning, APS

Steven M. Wheeler	56	Executive Vice President, Customer Service and Regulation, APS

(1)	Member of the Board of Directors.

     The executive officers of Pinnacle West are elected no less often than annually and may be removed by the Board of Directors at any time. The terms served by the named officers in their current positions and the principal occupations (in addition to those stated in the table) of such officers for the past five years have been as follows:

     Mr. Post was elected Chairman of the Board effective February 2001, and Chief Executive Officer effective February 1999. He has served as an officer of Pinnacle West since 1995 in the following capacities: from August 1999 to February 2001 as President; from February 1997 to February 1999 as President; and from June 1995 to February 1997 as Executive Vice President. Mr. Post is also Chairman of the Board (since February 2001) of APS. He was President of APS from February 1997 until October 1998 and he was Chief Executive Officer from February 1997 until October 2002. Mr. Post is also a director of APS, Pinnacle West Energy and Phelps Dodge Corporation.

     Mr. Davis was elected President effective February 2001 and Chief Operating Officer effective September 2003. Prior to that time he was Chief Operating Officer and Executive Vice President of Pinnacle West (April 2000 – February 2001) and Executive Vice President, Commercial Operations of APS (September 1996 – October 1998). Mr. Davis is also President of APS (since October 1998) and Chief Executive Officer of APS (since October 2002). He is a director of APS and Pinnacle West Energy.

     Mr. Brandt was elected to his present position in September 2003 and was Senior Vice President and Chief Financial Officer (December 2002 – September 2003). Prior to that time, he was Senior Vice President and Chief Financial Officer of Ameren Corporation (diversified energy services company). Mr. Brandt was elected Executive Vice President and Chief Financial Officer of APS in September 2003. He was also Senior Vice President and Chief Financial Officer of APS (January 2003 – September 2003).

     Mr. Flores was elected to his present position in September 2003. Prior to that time, he was Executive Vice President, Corporate Business Services of Pinnacle West (July 1999 – September 2003). He was also Executive Vice President, Corporate Business Services of APS (October 1998 – July 1999).

     Mr. Froggatt was elected to his present position in October 2002. Prior to that time, he was Vice President and Controller of Pinnacle West (August 1999 – October 2002), Controller of Pinnacle West (July 1999 – August 1999) and Controller of APS (July 1997 – July 1999).

     Ms. Gomez was elected to her present position in February 2004. Prior to that time, she was Treasurer (August 1999 – February 2004) and Manager, Treasury Operations of APS (1997 – 1999). She was also elected Treasurer of APS in October 1999 and Vice President of APS in February 2004.

     Mr. Levine was elected Executive Vice President of APS in July 1999 and President and Chief Executive Officer of Pinnacle West Energy in January 2003. Prior to that time, he was Senior Vice President, Nuclear Generation of APS (September 1996 – July 1999).

     Ms. Loftin was elected Vice President and General Counsel in July 1999 and Secretary in October 2002. She was also elected Vice President and General Counsel of APS in July 1999 and Secretary of APS in October 2002.

     Mr. Robinson was elected to his present position in September 2003. Prior to that time, he was Vice President, Finance and Planning of APS (October 2002 – September 2003), Vice President, Regulation and Planning of Pinnacle West (June 2001 – October 2002) and Director, Accounting, Regulation and Planning of Pinnacle West (prior to June 2001).

     Mr. Wheeler was elected to his present position in September 2003. Prior to that time, he was Senior Vice President, Regulation, System Planning and Operations of APS (October 2002 – September 2003) and Senior Vice President, Transmission, Regulation and Planning of Pinnacle West and APS (June 2001 – October 2002). Prior to that time he was a partner with Snell & Wilmer L.L.P.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Pinnacle West’s common stock is publicly held and is traded on the New York and Pacific Stock Exchanges. At the close of business on March 14, 2005, Pinnacle West’s common stock was held of record by approximately 34,248 shareholders.

QUARTERLY STOCK PRICES AND DIVIDENDS PAID PER SHARE
STOCK SYMBOL: PNW

				Dividends
				Per
2004	High	Low	Close	Share
1st Quarter	$40.81	$36.90	$39.35	$0.450
2nd Quarter	41.50	36.30	40.39	0.450
3rd Quarter	42.99	39.63	41.50	0.450
4th Quarter	45.84	41.61	44.41	0.475

				Dividends
				Per
2003	High	Low	Close	Share
1st Quarter	$37.13	$28.34	$33.24	$0.425
2nd Quarter	39.59	31.35	37.45	0.425
3rd Quarter	38.03	32.87	35.50	0.425
4th Quarter	40.48	34.91	40.02	0.450

     APS’ common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange. As a result, there is no established public trading market for APS’ common stock.

     The chart below sets forth the dividends declared on APS’ common stock for each of the four quarters for 2004 and 2003.

Common Stock Dividends
(Dollars in Thousands)

Quarter	2004	2003
1st Quarter	$42,500	$42,500
2nd Quarter	42,500	42,500
3rd Quarter	42,500	42,500
4th Quarter	42,500	42,500

     The sole holder of APS’ common stock, Pinnacle West, is entitled to dividends when and as declared out of funds legally available therefor. As of December 31, 2004, APS did not have any outstanding preferred stock.

     Pinnacle West did not purchase any of its common stock during the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

PINNACLE WEST CAPITAL CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA

	2004	2003	2002	2001	2000
	(dollars in thousands, except per share amounts)
OPERATING RESULTS
Operating revenues:
Regulated electricity segment	$2,035,247	$1,978,075	$1,890,391	$1,984,305	$2,538,752
Marketing and trading segment	461,870	391,886	286,879	469,784	418,532
Real estate segment	359,792	361,604	201,081	168,908	158,365
Other revenues (a)	42,816	27,929	26,899	11,771	3,873

Total operating revenues	$2,899,725	$2,759,494	$2,405,250	$2,634,768	$3,119,522
Income from continuing operations	235,218	225,803	236,563	327,367	302,332
Discontinued operations – net of income taxes (b)	7,977	14,776	(21,410)	—	—
Cumulative effect of change in accounting – net of income taxes (c) (d)	—	—	(65,745)	(15,201)	—

Net income	$243,195	$240,579	$149,408	$312,166	$302,332

COMMON STOCK DATA
Book value per share – year-end	$32.14	$30.97	$29.40	$29.46	$28.09
Earnings (loss) per weighted average common share outstanding:
Continuing operations – basic	$2.57	$2.47	$2.79	$3.86	$3.57
Discontinued operations (b)	0.09	0.17	(0.26)	—	—
Cumulative effect of change in accounting (c) (d)	—	—	(0.77)	(0.18)	—

Net income – basic	$2.66	$2.64	$1.76	$3.68	$3.57

Continuing operations – diluted	$2.57	$2.47	$2.78	$3.85	$3.56
Net income – diluted	$2.66	$2.63	$1.76	$3.68	$3.56
Dividends declared per share	$1.825	$1.725	$1.625	$1.525	$1.425
Indicated annual dividend rate per share – year-end	$1.90	$1.80	$1.70	$1.60	$1.50
Weighted-average common shares outstanding – basic	91,396,904	91,264,696	84,902,946	84,717,649	84,732,544
Weighted-average common shares outstanding – diluted	91,532,473	91,405,134	84,963,921	84,930,140	84,935,282
BALANCE SHEET DATA
Total assets	$9,896,747	$9,519,042	$9,139,157	$8,529,124	$7,697,558

Liabilities and equity:
Long-term debt less current maturities	$2,584,985	$2,616,585	$2,743,741	$2,673,078	$1,955,083
Other liabilities	4,361,566	4,072,678	3,709,263	3,356,723	3,359,761

Total liabilities	6,946,551	6,689,263	6,453,004	6,029,801	5,314,844
Common stock equity	2,950,196	2,829,779	2,686,153	2,499,323	2,382,714

Total liabilities and equity	$9,896,747	$9,519,042	$9,139,157	$8,529,124	$7,697,558

(a)	Includes reclassifications of revenues in 2003 and 2002 related to the discontinued operations of NAC. See Note 22 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8.

(b)	NAC and real estate discontinued operations. See Note 22 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8.

(c)	Change in accounting standards related to energy trading activities in 2002. See Note 18 of Notes to Pinnacle West’s Consolidated Financial Statements in Item 8.

(d)	Change in accounting standards related to derivatives in 2001.

SELECTED FINANCIAL DATA
ARIZONA PUBLIC SERVICE COMPANY

	2004	2003	2002	2001	2000
		(dollars in thousands)
OPERATING RESULTS
Electric operating revenues:
Regulated electricity	$2,051,602	$1,999,390	$1,902,112	$1,984,305	$2,538,750
Marketing and trading	145,519	105,541	34,054	367,793	395,392

Total electric operating revenues	$2,197,121	$2,104,931	$1,936,166	$2,352,098	$2,934,142
Purchased power and fuel costs:
Regulated electricity	612,300	606,251	438,141	649,405	1,065,596
Marketing and trading	150,954	97,180	32,662	132,544	267,032
Operating expenses	1,104,886	1,103,342	1,136,363	1,171,171	1,155,278

Operating income	328,981	298,158	329,000	398,978	446,236
Other income/(deductions)	15,328	26,347	(8,041)	(79)	(6,545)
Interest deductions – net	144,682	143,568	121,616	118,211	133,097

Income before cumulative effect adjustment	199,627	180,937	199,343	280,688	306,594
Cumulative effect of change in accounting – net of income taxes (a)	—	—	—	(15,201)	—

Net income	$199,627	$180,937	$199,343	$265,487	$306,594

BALANCE SHEET DATA
Total assets	$8,098,552	$7,722,533	$7,122,238	$6,815,458	$6,924,500

Capital structure:
Common stock equity	$2,232,402	$2,203,630	$2,159,312	$2,150,690	$2,119,768
Long-term debt less current maturities	2,267,094	2,135,606	2,217,340	1,949,074	1,806,908

Total capitalization	4,499,496	4,339,236	4,376,652	4,099,764	3,926,676
Commercial paper	—	—	—	171,162	82,100
Current maturities of long-term debt	451,247	487,067	3,503	125,451	250,266

Total	$4,950,743	$4,826,303	$4,380,155	$4,396,377	$4,259,042

(a)	Change in accounting standards related to derivatives.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with Pinnacle West’s Consolidated Financial Statements and Arizona Public Service Company’s Financial Statements and the related Notes that appear in Item 8 of this report.

OVERVIEW

     Pinnacle West owns all of the outstanding common stock of APS. APS is a vertically-integrated electric utility that provides either retail or wholesale electric service to most of the state of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona. Through its marketing and trading division, APS also generates, sells and delivers electricity to wholesale customers in the western United States. APS has historically accounted for a substantial part of our revenues and earnings. Customer growth in APS’ service territory is about three times the national average and remains a fundamental driver of our revenues and earnings.

     Pinnacle West Energy is our unregulated generation subsidiary. We formed Pinnacle West Energy in 1999 as a result of the ACC’s requirement that APS transfer all of its competitive assets and services to an affiliate or to a third party by the end of 2002. We planned to transfer APS’ generation assets to Pinnacle West Energy. Additionally, Pinnacle West Energy constructed several power plants to meet growing energy needs (1790 MW in Arizona and 570 MW in Nevada). In September 2002, the ACC issued the Track A Order, which prohibited APS from transferring its generation assets to Pinnacle West Energy. As a result of the Track A Order, APS, through its general rate case currently pending before the ACC, is seeking to transfer the plants built by Pinnacle West Energy in Arizona to APS to unite the Arizona generation under one common owner, as originally intended. We refer to these plants as the PWEC Dedicated Assets.

     SunCor, our real estate development subsidiary, has been and is expected to be an important source of earnings and cash flow, particularly during the years 2003 through 2005 due to accelerated asset sales activity.

     Our subsidiary, APS Energy Services, provides competitive commodity-related energy services and energy-related products and services to commercial and industrial retail customers in the western United States.

     El Dorado, our investment subsidiary, sold its investment in NAC on November 18, 2004, which resulted in a pretax gain of $4 million and the classification of NAC as discontinued operations in 2004. In addition, the year ended December 31, 2004 includes a $35 million gain ($21 million after tax) related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns.

     We continue to focus on solid operational performance in our electricity generation and delivery activities. In the generation area, 2004 represented the thirteenth consecutive year Palo Verde was the largest power producer in the United States. In the delivery area, we focus on superior reliability and customer satisfaction while expanding our transmission and distribution system to meet growth and sustain reliability. We plan to expand long-term resources to meet our retail customers’ growing electricity needs.

     We believe APS’ general rate case pending before the ACC is the key issue affecting our outlook. As discussed in greater detail in Note 3, on August 18, 2004, a substantial majority of the parties to the rate case, including APS, the ACC staff, the Arizona Residential Utility Consumer Office, other customer and advocacy groups, and merchant power plant intervenors entered into the 2004 Settlement Agreement, which proposes terms under which the rate case would be settled. Neither Pinnacle West nor APS is able to predict whether the ACC will approve the 2004 Settlement Agreement as proposed.

     Other factors affecting our past and future financial results include customer growth; purchased power and fuel costs; operations and maintenance expenses, including those relating to plant and transmission outages; weather variations; depreciation and amortization expenses, which are affected by net additions to utility plant and other property and changes in regulatory asset amortization; and the performance of our subsidiaries.

EARNINGS CONTRIBUTIONS BY BUSINESS SEGMENTS

     We have three principal business segments (determined by services and the regulatory environment):

•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities and includes electricity generation, transmission and distribution;

•	our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading and APS Energy Services’ commodity-related energy services; and

•	our real estate segment, which consists of SunCor’s real estate development and investment activities.

     The following table summarizes income from continuing operations by segment and net income for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

	2004	2003	2002
Regulated electricity (a)	$151	$170	$170
Marketing and trading	18	9	58
Real estate	40	45	10
Other (b)	26	2	(1)

Income from continuing operations	235	226	237
Real estate discontinued operations – net of income taxes (c)	4	10	9
Other discontinued operations – net of income taxes (c)	4	5	(31)
Cumulative effect of change in accounting – net of income taxes (d)	—	—	(66)

Net income	$243	$241	$149

(a)	In 2002, Pinnacle West Energy recorded a charge related to the cancellation of Redhawk Units 3 and 4 of approximately $30 million after income taxes ($49 million pretax).

(b)	The year-ended 2004 includes a $35 million gain ($21 million after-tax) related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns.

(c)	Discontinued operations relate to NAC and real estate. See Note 22.

(d)	Marketing and trading segment change in accounting for trading activities upon adoption of EITF 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” See Note 18.

     See Note 17 for additional financial information regarding our business segments.

PINNACLE WEST CONSOLIDATED – RESULTS OF OPERATIONS

General

      Throughout the following explanations of our results of operations, we refer to “gross margin.” With respect to our regulated electricity segment and our marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs. “Gross margin” is a “non-GAAP financial measure,” as defined in accordance with SEC rules. “Operating margin” (a GAAP financial measure) plus “other operating expenses,” as disclosed in Note 17, is equal to gross margin. We view gross margin as an important performance measure of the core profitability of our operations. This measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses. In addition, we have reclassified certain prior period amounts to conform to our current period presentation.

2004 Compared with 2003

     Our consolidated net income for the twelve months ended December 31, 2004 was $243 million compared with $241 million for the prior-year period. The $2 million increase in the period-to-period comparison reflected the following changes in earnings by segment:

•	Regulated Electricity Segment – Net income decreased approximately $19 million primarily due to higher costs (primarily interest expense, depreciation, operation and maintenance costs and property taxes, net of gross margin contributions) related to a new power plant placed in service in mid-2003; increased operations and maintenance costs primarily related to customer service and personnel costs; lower income tax credits; higher depreciation related to delivery and other assets; the effects of milder weather on retail sales; and a retail electricity rate decrease in mid-2003. These negative factors were partially offset by lower regulatory asset amortization, and higher retail sales volumes due to customer growth and usage.

•	Marketing and Trading Segment – Net income increased approximately $9 million primarily due to higher forward and realized prices for wholesale electricity partially offset by lower margins in California by APS Energy Services and increased costs related to a new power plant placed in service in mid-2004.

•	Real Estate Segment – Net income decreased approximately $11 million primarily due to the 2003 gain on the sale of SunCor’s water utility company, which was reported as discontinued operations (see Note 22), and decreased asset sales partially offset by increased land sales.

•	Other Segment – Net income increased approximately $23 million primarily due to a $21 million after-tax gain related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns.

     Additional details on the major factors that increased (decreased) income from continuing operations and net income are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax

Regulated electricity segment gross margin:
Higher retail sales volumes due to customer growth, excluding weather effects	$43	$26
Lower replacement power costs due to fewer unplanned outages	6	4
Effects of weather on retail sales	(17)	(10)
Retail electricity price reduction effective July 1, 2003	(13)	(8)
Increased purchased power and fuel costs due to higher fuel and power prices	(4)	(2)
Miscellaneous factors, net	(8)	(6)

Net increase in regulated electricity segment gross margin	7	4

Marketing and trading segment gross margin:
Higher mark-to-market gains on contracts for future delivery due to higher forward prices for wholesale electricity	28	17
Higher realized margins on energy trading primarily due to higher electricity prices	18	11
Increase in generation sales other than Native Load due to higher sales volumes and higher unit margins	9	5
Lower unit margins and lower competitive retail sales volumes in California by APS Energy Services	(22)	(13)

Net increase in marketing and trading segment gross margin	33	20

Net increase in gross margin for regulated electricity and marketing and trading segments	40	24
Lower real estate segment contributions primarily due to decreased asset sales, a portion of which was recorded in other income in the prior period, partially offset by higher land sales (see Note 22)	(7)	(5)
Higher other income due to the sale of El Dorado’s limited partnership interest in the Phoenix Suns	35	21
Higher operations and maintenance expense primarily related to customer service costs, new power plants in service and personnel costs	(48)	(29)
Interest expense net of capitalized financing costs, decreases (increases):
New power plants in service	(23)	(14)
Lower other debt balances and rates partially offset by increased utility plant in service	9	5
Depreciation and amortization decreases (increases):
Lower regulatory asset amortization	68	41
New power plants in service	(14)	(8)
Increased delivery and other assets	(20)	(12)
Higher property taxes due to increased plant in service	(12)	(7)
Lower income tax credits	—	(17)
Miscellaneous items, net	8	10

Net increase in income from continuing operations	$36	9

Discontinued operations (primarily real estate segment, see Note 22)		(7)

Net increase in net income		$2

     The increase in net costs (primarily interest expense, depreciation and operations and maintenance expense, net of gross margin contributions) related to new power plants placed in service in mid-2003 and mid-2004 by Pinnacle West Energy totaled approximately $26 million after income taxes in the twelve months ended December 31, 2004 compared with the prior-year period.

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $57 million higher for the twelve months ended December 31, 2004 compared with the prior-year period primarily as a result of:

•	a $101 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects;

•	a $42 million decrease in retail revenues related to milder weather;

•	a $13 million decrease in retail revenues related to a reduction in retail electricity prices; and

•	an $11 million increase due to miscellaneous factors.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $70 million higher for the twelve months ended December 31, 2004 compared with the prior-year period primarily as a result of:

•	a $47 million increase from generation sales other than Native Load primarily due to higher wholesale market prices and higher sales volumes, including sales from the new power plants in service;

•	$28 million in higher mark-to-market gains for future-period deliveries primarily as a result of higher forward prices for wholesale electricity;

•	$20 million of higher energy trading revenues on realized sales of electricity primarily due to higher electricity prices; and

•	a $25 million decrease from lower competitive retail sales volumes in California by APS Energy Services.

Other Revenues

     Other revenues were $15 million higher for the twelve months ended December 31, 2004 compared with the prior-year period primarily due to higher non-commodity revenues at APS Energy Services.

2003 Compared with 2002

     Our consolidated net income for the year ended December 31, 2003 was $241 million compared with $149 million for the prior year. The 2003 net income included $15 million of after-tax income from discontinued operations related to NAC and SunCor. The 2002 net income included a $21 million after-tax loss from discontinued operations related to NAC and SunCor (see Note 22). The 2002 net income also included a $66 million after-tax charge for the cumulative effect of a change in accounting for trading activities due to the adoption of EITF 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (see Note 18). Excluding the discontinued operations and the accounting change, the $11 million decrease in the period-to-period comparison reflects the following changes in earnings by segment:

•	Regulated Electricity Segment – Income from continuing operations was flat when comparing the two years, due to offsetting factors. Net income in 2003 was negatively impacted by higher purchased power and fuel costs resulting from higher prices for hedged gas and purchased power; higher costs related to new power plants, net of purchased power savings; higher replacement power costs from plant outages due to higher market prices and more unplanned outages (Cholla Unit 3 experienced an unplanned outage from August 3, 2003 through November, 2003 and Units 1 and 2 of the Redhawk Power Plant were substantially restricted for almost one-half of the fourth quarter to correct an equipment design defect); higher operations and maintenance costs related to increased pension and other benefits; two retail electricity price reductions; and higher depreciation expense related to increased delivery and other assets. These negative factors were offset by higher retail sales primarily due to customer growth and favorable weather; the absence of the 2002 write-off of Redhawk Units 3 and 4; lower operating costs primarily related to severance costs recorded in 2002; lower regulatory asset amortization; tax credits and favorable income tax adjustments related to prior years resolved in 2003; and higher income related to APS’ return to the AFUDC method of capitalizing construction finance costs.

•	Marketing and Trading Segment – Income from continuing operations decreased approximately $49 million primarily due to lower market liquidity and deteriorating counterparty credit in the wholesale power markets in the western United States.

•	Real Estate Segment – Income from continuing operations improved approximately $35 million primarily due to increased asset, land and home sales.

•	Other Segment – Income from continuing operations increased approximately $3 million primarily due to El Dorado Investment losses recognized in 2002.

     Additional details on the major factors that increased (decreased) income from continuing operations and net income for the year ended December 31, 2003 compared with the prior year are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax

Regulated electricity segment gross margin:
Increased purchased power and fuel costs primarily due to higher prices for hedged gas and purchased power	$(60)	$(36)
Higher replacement power costs from plant outages due to higher market prices and more unplanned outages	(47)	(28)
Retail electricity price reductions effective July 1, 2002 and July 1, 2003	(27)	(16)
Higher retail sales volumes due to customer growth, excluding weather effects	48	29
Decreased purchased power costs due to new power plants in service	16	10
Effects of weather on retail sales	13	8
Miscellaneous factors, net	5	2

Net decrease in regulated electricity segment gross margin	(52)	(31)

Marketing and trading segment gross margin:
Lower mark-to-market gains for future delivery due to lower market liquidity and deteriorating counterparty credit	(59)	(35)
Lower realized margins on wholesale sales primarily due to lower unit margins, partially offset by higher volumes	(32)	(19)
Higher margin related to structured contracts originated in prior years	13	7
Decrease in generation sales other than Native Load primarily due to lower unit margins partially offset by higher sales volumes, including sales from new power plants in service	(7)	(4)

Net decrease in marketing and trading segment gross margin	(85)	(51)

Net decrease in regulated electricity and marketing and trading segments’ gross margins	(137)	(82)
Higher income primarily related to El Dorado Investment losses recognized in 2002	8	5
Higher real estate segment contribution primarily due to higher asset, land and home sales	58	36
Operations and maintenance expense decreases (increases):
Write-off of Redhawk Units 3 and 4 in 2002	47	28
Severance costs recorded in 2002	36	21
Increased pension and other benefit costs	(28)	(17)
Costs for new power plants in service	(20)	(12)
Net other items	1	1
Higher interest expense and lower capitalized interest primarily related to new power plants in service	(26)	(16)
Depreciation and amortization decreases (increases):
New power plants in service	(19)	(11)
Increased delivery and other assets	(22)	(13)
Decreased regulatory asset amortization	29	17
APS’ return to the AFUDC method of capitalizing construction finance costs	8	11
Miscellaneous items, net	5	4
Tax credits and favorable income tax adjustments related to prior years resolved in 2003	—	17

Net decrease in income from continuing operations	$(60)	(11)

Discontinued operations (primarily NAC, see Note 22)		37
Increase due to 2002 cumulative effect of a change in accounting for trading activities		66

Net increase in net income		$92

     The increase in operating and interest costs related to new power plants placed in service by Pinnacle West Energy, net of purchased power savings and increased gross margin from generation sales other than Native Load, totaled approximately $30 million after income taxes in the year ended December 31, 2003 compared with the prior-year period.

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $88 million higher in the year ended December 31, 2003 compared with the prior year, primarily as a result of:

•	an $85 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects;

•	a $21 million increase in retail revenues related to weather;

•	a $6 million increase related to traditional wholesale sales as a result of higher prices and higher sales volumes;

•	a $27 million decrease in retail revenues related to two reductions in retail electricity prices; and

•	a $3 million net increase due to miscellaneous factors.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $105 million higher in the year ended December 31, 2003 compared with the prior year, primarily as a result of:

•	$74 million of higher revenues related to the adoption of EITF 02-3 in the fourth quarter of 2002, primarily due to structured contracts that were reported gross in the current period and net in most of the prior period;

•	a $69 million increase from higher competitive retail sales in California by APS Energy Services;

•	a $38 million increase from generation sales other than Native Load primarily due to higher prices and sales volumes, including sales from new power plants in service;

•	$59 million in lower mark-to-market gains for future-period deliveries primarily as a result of lower market liquidity and lower price volatility; and

•	$17 million of lower realized wholesale revenues primarily due to lower unit margins on trading activities that are reported on a net basis.

Real Estate Segment Revenues

     Real estate segment revenues were $161 million higher in the year ended December 31, 2003 compared with the prior year primarily as a result of increased asset, land and home sales related to SunCor’s effort to accelerate asset sales.

LIQUIDITY AND CAPITAL RESOURCES

Capital Needs and Resources – Pinnacle West Consolidated

     Capital Expenditure Requirements

     The following table summarizes the actual capital expenditures for the year ended December 31, 2004 and estimated capital expenditures for the next three years.

CAPITAL EXPENDITURES
(dollars in millions)

	Actual	Estimated
	2004	2005	2006	2007
APS Delivery	$342	$390	$395	$440
Generation (a) (b)	113	352	158	195
Other (c)	29	30	7	6

Subtotal	484	772	560	641
Pinnacle West Energy (a)	31	7	5	2
SunCor (d)	81	114	61	63
Other	2	8	7	4

Total	$598	$901	$633	$710

(a)	As discussed in Note 3 under “APS General Rate Case; 2004 Settlement Agreement,” as part of its general rate case, APS has requested rate base treatment of the PWEC Dedicated Assets. The estimated capital expenditures related to the PWEC Dedicated Assets are reflected in APS for the years 2005, 2006 and 2007.

(b)	The estimate for 2005 includes about $190 million for acquisition of the Sundance Plant. See “Request for Proposals and Asset Purchase Agreement” in Note 3 for a discussion of the asset purchase agreement between APS and PPL Sundance.

(c)	Primarily information systems and facilities projects.

(d)	Consists primarily of capital expenditures for land development and retail and office building construction reflected in “Real estate investments” on the Consolidated Statements of Cash Flows.

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

     Generation capital expenditures are comprised of various improvements to APS’ existing fossil and nuclear plants, the acquisition of the Sundance Plant and the replacement of Palo Verde steam generators (see below). Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers and environmental equipment. Generation also includes nuclear fuel expenditures of approximately $30 million annually for 2005 to 2007.

     Replacement of the steam generators in Palo Verde Unit 2 was completed during the fall outage of 2003 at a cost to APS of approximately $70 million. The Palo Verde owners have approved the manufacture of two additional sets of steam generators. These generators will be installed in Unit 1 (scheduled completion in the fall of 2005) and Unit 3 (scheduled completion in the fall of 2007). Our portion of steam generator expenditures for Units 1 and 3 is approximately $140 million, which will be spent through 2008. In 2005 through 2007, approximately $95 million of the costs for steam generator replacements at Units 1 and 3 are included in the generation capital expenditures table above and will be funded with internally-generated cash or external financings.

Contractual Obligations

     The following table summarizes Pinnacle West’s consolidated contractual requirements as of December 31, 2004 (dollars in millions):

		2006-	2008-
	2005	2007	2009	Thereafter	Total
Long-term debt payments, including interest: (a)
APS	$577	$503	$206	$2,746	$4,032
Pinnacle West	189	305	—	—	494
SunCor	2	9	6	—	17

Total long-term debt payments, including interest	768	817	212	2,746	4,543

Short-term debt payments, including interest (b)	72	—	—	—	72
Capital lease payments	2	3	2	3	10
Operating lease payments	73	139	132	368	712
Minimum pension funding requirement (c)	50	—	—	—	50
Purchase power and fuel commitments (d)	187	171	134	363	855
Purchase obligations (e)	272	16	—	68	356
Nuclear decommissioning funding requirements	11	22	22	146	201

Total contractual commitments	$1,435	$1,168	$502	$3,694	$6,799

(a)	The long-term debt matures at various dates through 2034 and bears interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using the rates at December 31, 2004.

(b)	The short-term debt matures within 12 months. The weighted-average interest rate used to determine interest payments on the short-term debt was 4.21% at December 31, 2004.

(c)	Future pension contributions are not determinable for time periods after 2005.

(d)	Our purchase power and fuel commitments include purchases of coal, electricity, natural gas and nuclear fuel (see Note 11).

(e)	These contractual obligations include commitments for capital expenditures and other obligations. Obligations for 2005 include about $190 million for acquisition of the Sundance Plant (see Note 3).

     Off-Balance Sheet Arrangements

     In 1986, APS entered into agreements with three separate VIE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. See Note 9 for further information about the sale leaseback transactions. We are not the primary beneficiary of the Palo Verde VIEs and, accordingly, do not consolidate them.

     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2004, APS would have been required to assume approximately $250 million of debt and pay the equity participants approximately $192 million.

     In the first quarter of 2004, we adopted FIN No. 46R, “Consolidation of Variable Interest Entities” for all non-SPE contractual arrangements. SunCor has certain land development arrangements that are required to be consolidated under FIN No. 46R. The assets and non-controlling interests reflected in our Consolidated Balance Sheets related to these arrangements were approximately $34 million at December 31, 2004.

     Guarantees and Letters of Credit

     We and certain of our subsidiaries have issued guarantees and letters of credit in support of our unregulated businesses. We have also obtained surety bonds on behalf of APS Energy Services. We have not recorded any liability on our Consolidated Balance Sheets with respect to these obligations. We generally provide indemnifications related to liabilities arising from or related to certain of our agreements, with limited exceptions depending on the particular agreement. See Note 21 for additional information regarding guarantees and letters of credit.

     Credit Ratings

     The ratings of securities of Pinnacle West and APS as of March 15, 2005 are shown below and are considered to be “investment-grade” ratings. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase those companies’ cost of and access to capital. It may also require additional collateral related to certain derivative instruments (see Note 18).

	Moody’s	Standard & Poor’s
Pinnacle West
Senior unsecured	Baa2	BBB-
Commercial paper	P-2	A-2
Outlook	Negative	Negative
APS
Senior unsecured	Baa1	BBB
Secured lease obligation bonds	Baa2	BBB
Commercial paper	P-2	A-2
Outlook	Negative	Negative

     APS no longer has any senior secured debt. See “Capital Needs and Resources – By Company – APS” below for a discussion of the termination of APS’ mortgage and deed of trust.

     Debt Provisions

     Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. These covenants require that the ratio of debt to total capitalization cannot exceed 65% for the Company and for APS. At December 31, 2004, the ratio was approximately 53% for Pinnacle West and 54% for APS. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for each of the Company and APS. Based on 2004 results, the coverages were approximately 4 times for the Company and 4 times for APS. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

     Neither Pinnacle West’s nor APS’ financing agreements contain “ratings triggers” that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a ratings downgrade, Pinnacle West and/or APS may be subject to increased interest costs under certain financing agreements.

     All of Pinnacle West’s bank agreements contain “cross-default” provisions that would result in defaults and the potential acceleration of payment under these loan agreements if Pinnacle West or APS were to default under other agreements. All of APS’ bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under other agreements. Pinnacle West’s and APS’ credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in financial condition or financial prospects, except that Pinnacle West and APS do not have a material adverse change restriction for revolver borrowings equal to outstanding commercial paper amounts.

     See Note 6 for further discussions.

Capital Needs and Resources — By Company

     Pinnacle West (Parent Company)

     Our primary cash needs are for dividends to our shareholders; interest payments and optional and mandatory repayments of principal on our long-term debt (see the table above for our contractual requirements, including our debt repayment obligations, but excluding optional repayments). On October 20, 2004, our Board of Directors increased the common stock dividend to an indicated annual rate of $1.90 per share from $1.80 per share, effective with the December 1, 2004 dividend payment. The level of our common dividends and future dividend growth will be dependent on a number of factors including, but not limited to, payout ratio trends, free cash flow and financial market conditions.

     Our primary sources of cash are dividends from APS, external financings and cash distributions from our other subsidiaries, primarily SunCor. For the years 2002 through 2004, total dividends from APS were $510 million and total cash distributions from SunCor were $206 million. For the year ended December 31, 2004, dividends from APS were approximately $170 million and distributions from SunCor were approximately $85 million. We expect SunCor to make cash distributions to the parent company of approximately $80 to $100 million in 2005 based on anticipated asset sales activities. As discussed in Note 3 under “ACC Financing Orders,” APS must maintain a common equity ratio of at least 40% and may not pay common dividends if the payment would reduce its common equity below that threshold. As defined in the Financing Order, common equity ratio is common equity divided by common equity plus long-term debt, including current maturities of long-term debt. At December 31, 2004, APS’ common equity ratio as defined was approximately 45%.

     On February 2, 2004, we used proceeds from the $165 million Floating Rate Notes issued on November 12, 2003 and short-term borrowings to pay down the maturing $215 million 4.5% Senior Notes due 2004.

     At December 31, 2004, the parent company’s outstanding long-term debt, including current maturities, was $468 million. In October 2004, we replaced two separate revolving credit facilities (with collective borrowing capacity of $275 million) with a $300 million revolving credit facility that terminates in October 2007. This line of credit is available to support the issuance of up to $250 million in commercial paper or to be used as bank borrowings, including up to $100 million for issuances of letters of credit. At December 31, 2004, we had no commercial paper or short-term borrowings outstanding. We ended 2004 in an invested position.

     Pinnacle West sponsors a qualified pension plan for the employees of Pinnacle West and our subsidiaries. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and our pension obligation. We contributed $35 million in 2004, $46 million in 2003, $27 million in 2002, $44 million in 2001 and $24 million in 2000. APS and other subsidiaries fund their share of the pension contribution, of which APS represents approximately 92% of the total funding amounts described above. The assets in the plan are comprised of common stocks, bonds and real estate. Future year contribution amounts are dependent on fund performance and fund valuation assumptions. The minimum required contribution to be made to our pension plan in 2005 is estimated to be approximately $50 million. The expected contribution to our other postretirement benefit plans in 2005 is estimated to be approximately $40 million.

     APS

     APS’ capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. See “ACC Financing Order” in Note 3 for a discussion of the $500 million financing arrangement between APS and Pinnacle West Energy authorized by the ACC pursuant to the Financing Order.

     APS pays for its capital requirements with cash from operations and, to the extent necessary, external financings. APS has historically paid for its dividends to Pinnacle West with cash from operations. See “Pinnacle West (Parent Company)” above for a discussion of the common equity ratio that APS must maintain in order to pay dividends to Pinnacle West.

     On February 15, 2004, $125 million of APS’ 5.875% notes due 2004 were redeemed at maturity and on March 1, 2004, $80 million of APS’ First Mortgage Bonds, 6.625% Series due 2004 were redeemed at maturity. APS used cash from operations and short-term debt to redeem the maturing debt.

     On March 31, 2004, Navajo County, Arizona Pollution Control Corporation issued $166 million of variable interest rate pollution control bonds, 2004 Series A-E, due 2034. The bonds were issued to refinance $166 million of outstanding pollution control bonds. The refinanced bonds were all $25 million of the Navajo 5.50% bonds due 2028 and $141 million of the Navajo 5.875% bonds due 2028. The Series A-E bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Navajo County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Consolidated Balance Sheets. See Note 6.

     Also on March 31, 2004, Coconino County, Arizona Pollution Control Corporation issued $13 million of variable interest rate pollution control bonds, 2004 Series A, due 2034. The bonds were issued to refinance $13 million of outstanding pollution control bonds. The refinanced bonds were $13 million of the Coconino 5.875% bonds due 2028. The Series A bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Coconino County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Consolidated Balance Sheets. See Note 6.

     In May 2004, APS renewed its $250 million revolving credit facility, while increasing its size to $325 million and extending its term to three years. The revolver provides liquidity support for APS’ $250 million commercial paper program, as well as an additional $75 million for other liquidity needs and miscellaneous letters of credit.

     On June 29, 2004, APS issued $300 million of 5.80% senior unsecured notes due June 30, 2014. The proceeds from the sale of the notes were used to redeem $100 million in aggregate principal amount of APS’ 6.25% Notes due January 15, 2005 and a portion of $300 million in aggregate principal amount of APS’ 7.625% Notes due August 1, 2005.

     On March 1, 2005, Maricopa County, Arizona Pollution Control Corporation issued $164 million of variable interest rate pollution control bonds, 2004 Series A-E, due 2029. The bonds were issued to refinance $164 million of outstanding pollution control bonds. The Series A-E bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Maricopa County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Consolidated Balance Sheets.

     APS has retired all first mortgage bonds issued by APS under its 1946 mortgage and deed of trust, including the first mortgage bonds securing APS senior notes. On April 30, 2004, APS terminated its mortgage and deed of trust and, as a result, is not able to issue any additional first mortgage bonds under that mortgage.

     APS’ outstanding debt was approximately $2.7 billion at December 31, 2004. APS had committed lines of credit with various banks of $325 million at December 31, 2004 which were available either to support the issuance of commercial paper or to be used for bank borrowings, including issuances of letters of credit. At December 31, 2004, APS had no outstanding commercial paper or bank borrowings. APS ended 2004 in an invested position.

     Although provisions in APS’ articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

     Pinnacle West Energy

     Pinnacle West Energy’s capital requirements consist primarily of capital expenditures. In May 2004, SNWA paid Pinnacle West Energy approximately $91 million for a 25% interest in the 570 MW Silverhawk combined cycle plant. See the capital expenditures table above for actual capital expenditures for 2004 and projected capital expenditures for the next three years. Pinnacle West Energy’s sources of cash will be cash infusions from the parent and cash from operations.

     See “ACC Financing Order” in Note 3 for a discussion of the $500 million financing arrangement between APS and Pinnacle West Energy authorized by the ACC pursuant to the Financing Order.

     Other Subsidiaries

     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor’s capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures in 2004 and projected capital expenditures for the next three years. SunCor expects to fund its capital requirements with cash from operations and external financings.

     In 2004, SunCor did not issue any long-term debt; and it redeemed, refinanced or repaid $2 million in long-term debt (see Note 6).

     SunCor’s total outstanding debt was approximately $87 million as of December 31, 2004. SunCor’s total short-term debt was $71 million at December 31, 2004, including $35 million of short-term borrowings outstanding under a $90 million line of credit. SunCor’s long-term debt, including current maturities, totaled $16 million at December 31, 2004.

     We expect SunCor to make cash distributions to the parent company of approximately $80 to $100 million in 2005 based on anticipated asset sales activities.

     El Dorado funded its cash requirements during the past three years, primarily for NAC in 2002, with cash infused by the parent company and with cash from operations. As described above, during 2004, El Dorado sold its limited partnership interest in the Phoenix Suns and its ownership interest in NAC. El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments.

     APS Energy Services’ cash requirements during the past three years were funded with cash infusions from the parent company and with cash from operations.

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

Regulatory Accounting

     Regulatory accounting allows for the actions of regulators, such as the ACC and the FERC, to be reflected in our financial statements. Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies. If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings. We had $135 million of regulatory assets on the Consolidated Balance Sheets at December 31, 2004. A component of the 2004 Settlement Agreement, which is subject to ACC approval, would allow APS to acquire the PWEC Dedicated Assets from Pinnacle West Energy, with a net carrying value of approximately $850 million, and rate base the PWEC Dedicated Assets at a rate base value of $700 million. This would result in a mandatory rate base disallowance of approximately $150 million. As a result, for financial reporting purposes, APS would recognize a one-time, after-tax net plant write-off of approximately $90 million in the period when the plant transfer to APS is completed and would reduce annual depreciation expense by approximately $5 million. See Notes 1 and 3 for more information about regulatory assets, APS’ general rate case and the 2004 Settlement Agreement.

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

     The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the 2004 projected benefit obligation, our 2004 reported pension liability on the Consolidated Balance Sheets and our 2004 reported pension expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase/(Decrease)
	Impact on
	Projected	Impact on	Impact on
	Benefit	Pension	Pension
Actuarial Assumption (a)	Obligation	Liability	Expense
Discount rate:
Increase 1%	$(192)	$(159)	$(8)
Decrease 1%	220	184	8
Expected long-term rate of return on plan assets:
Increase 1%	—	—	(4)
Decrease 1%	—	—	4

(a)	Each fluctuation assumes that the other assumptions of the calculation are held constant.

     The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the 2004 accumulated other postretirement benefit obligation and our 2004 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase/(Decrease)
	Impact on Accumulated	Impact on Other
	Other Postretirement	Postretirement
Actuarial Assumption (a)	Benefit Obligation	Benefit Expense
Discount rate:
Increase 1%	$(80)	$(4)
Decrease 1%	94	4
Health care cost trend rate (b):
Increase 1%	96	6
Decrease 1%	(76)	(5)
Expected long-term rate of return on plan assets – pretax:
Increase 1%	—	(1)
Decrease 1%	—	1

(a)	Each fluctuation assumes that the other assumptions of the calculation are held constant.

(b)	This assumes a 1% change in the initial and ultimate health care cost trend rate.

     See Note 8 for further details about our pension and other postretirement benefit plans.

Derivative Accounting

     Derivative accounting requires evaluation of rules that are complex and subject to varying interpretations. Our evaluation of these rules, as they apply to our contracts, will determine whether we use accrual accounting (for contracts designated as normal) or fair value (mark-to-market) accounting. Mark-to-market accounting requires that changes in the fair value are recognized periodically in income unless certain hedge criteria are met. For fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item associated with the hedged risk are recognized in earnings. For cash flow hedges, changes in the fair value of the derivative are recognized in common stock equity (as a component of other comprehensive income (loss)).

     The fair value of our derivative contracts is not always readily determinable. In some cases, we use models and other valuation techniques to determine fair value. The use of these models and valuation techniques sometimes requires subjective and complex judgement. Actual results could differ from the results estimated through application of these methods. Our marketing and trading portfolio consists of structured activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions. See “Market Risks – Commodity Price Risk” below for quantitative analysis. See Note 1 for discussion on accounting policies and Note 18 for a further discussion on derivative and energy trading accounting.

OTHER ACCOUNTING MATTERS

Accounting for Derivative and Trading Activities

     We adopted EITF 02-3 in the fourth quarter of 2002. We recorded a $66 million after-tax charge in net income as a cumulative effect adjustment for the previously recorded accumulated unrealized mark-to-market on energy trading contracts that did not meet the accounting definition of a derivative. Our energy trading contracts that are derivatives are accounted for at fair value under SFAS No. 133. Contracts that do not meet the definition of a derivative are now accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received.

     See Notes 1 and 18 for further information on accounting for derivatives.

Variable Interest Entities

     See “Liquidity and Capital Resources – Off-Balance Sheet Arrangements” and Note 20 for a discussion of VIEs.

PINNACLE WEST CONSOLIDATED – FACTORS AFFECTING OUR FINANCIAL OUTLOOK

APS General Rate Case

     We believe APS’ general rate case, including the proposed settlement pending before the ACC is the key issue affecting our outlook. See “APS General Rate Case; 2004 Settlement Agreement” in Note 3 for a detailed discussion of this rate case and proposed settlement.

Factors Affecting Operating Revenues, Purchased Power and Fuel Costs

     General Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona and from competitive retail and wholesale power markets in the western United States. These revenues are affected by electricity sales volumes related to customer mix, customer growth and average usage per customer as well as electricity prices and variations in weather from period to period. Competitive sales of energy and energy-related products and services are made by APS Energy Services in western states that have opened to competition.

     Customer and Sales Growth The customer and sales growth referred to in this paragraph applies to Native Load customers and sales to them. Customer growth in APS’ service territory averaged about 3.4% a year for the three years 2002 through 2004; we currently expect customer growth to average about 3.8% per year from 2005 to 2007. We currently estimate that total retail electricity sales in kilowatt-hours will grow 5.0% on average, from 2005 through 2007, before the effects of weather variations. Customer growth for the year ended December 31, 2004 compared with the prior year was 3.7%.

     Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth and usage patterns. Our experience indicates that a reasonable range of variation in our kilowatt-hour sales projection attributable to such economic factors can result in increases or decreases in annual net income of up to $10 million.

     Retail Rate Changes APS has a rate settlement agreement pending before the ACC that includes, among other things, a proposed general rate increase of 4.21% and a power supply adjuster that would provide timely recovery of variations in purchased power and fuel prices. See “APS General Rate Case; 2004 Settlement Agreement” in Note 3. APS expects to file another general rate case in late 2005.

     Weather In forecasting retail sales growth, we assume normal weather patterns based on historical data. Historical extreme weather variations have resulted in annual variations in net income in excess of $20 million. However, our experience indicates that the more typical variations from normal weather can result in increases or decreases in annual net income of up to $10 million.

     Trading In accordance with GAAP, we adopted EITF 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” in the fourth quarter of 2002. As a consequence, we are recording structured trading transactions completed prior to implementation of EITF 02-3 that do not qualify as derivatives for financial accounting purposes on the accrual method, recognizing the revenues and associated purchased power and fuel costs as the respective commodities are delivered. We expect the deliveries under these historical contracts to contribute the following amounts to net income: approximately $12 million each year in 2005 through 2007 and approximately $7 million in 2008.

     Purchased Power and Fuel Costs Purchased power and fuel costs are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, transmission availability or constraints, prevailing market prices, new generating plants being placed in service and our hedging program for managing such costs. See “Natural Gas Supply” in Note 11 for more information on fuel costs. See “APS General Rate Case; 2004 Settlement Agreement” in Note 3 for information regarding a power supply adjuster.

     Wholesale Power Market Conditions The marketing and trading division focuses primarily on managing APS’ purchased power and fuel risks in connection with its costs of serving retail customer demand. We moved this division to APS in early 2003 for future marketing and trading activities (existing wholesale contracts remained at Pinnacle West) as a result of the ACC’s

Track A Order prohibiting APS’ transfer of generating assets to Pinnacle West Energy. Additionally, the marketing and trading division, subject to specified parameters, markets, hedges and trades in electricity, fuels and emission allowances and credits. Our future earnings will be affected by the strength or weakness of the wholesale power market. The market has suffered a substantial reduction in overall liquidity because there are fewer creditworthy counterparties and because several key participants have exited the market or scaled back their activities.

Other Factors Affecting Financial Results

     Operations and Maintenance Expenses Operations and maintenance expenses are impacted by growth, power plant additions and operations, inflation, outages, higher trending pension and other postretirement benefit costs and other factors.

     Depreciation and Amortization Expenses Depreciation and amortization expenses are impacted by net additions to utility plant and other property, which includes generation construction or acquisition, and changes in regulatory asset amortization. Silverhawk was placed in service in May 2004. APS plans to acquire the Sundance Plant in 2005 and, in accordance with the proposed rate settlement, to issue requests for proposals to acquire additional long-term resources in 2006 and 2007. As part of the 1999 Settlement Agreement, APS amortized certain regulatory assets over a period that ended June 30, 2004. Amortization in the last three years is as follows (dollars in millions):

2002	2003	2004

$115	$86	$18

     Property Taxes Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in-service and under construction. The average property tax rate for APS, which currently owns the majority of our property, was 9.2% of assessed value for 2004 and 9.3% for 2003. We expect property taxes to increase primarily due to our generation construction program, as the plants phase-in to the property tax base, the planned acquisition of the Sundance Plant and our additions to existing facilities.

     Interest Expense Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels in the next several years are expected to be our capital requirements and our internally generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop accruing capitalized interest on a project when it is placed in commercial operation. As noted above, we placed new power plants in commercial operation in 2001, 2002, 2003 and 2004. Interest expense is also affected by interest rates on variable-rate debt and interest rates on the refinancing of the Company’s future liquidity needs. In addition, see Note 1 for a discussion of AFUDC.

     Retail Competition The regulatory developments and legal challenges to the Rules discussed in Note 3 have raised considerable uncertainty about the status and pace of retail electric competition and of electric restructuring in Arizona. Although some very limited retail competition existed in APS’ service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS’ customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS’ service territory.

     Subsidiaries In the case of SunCor, efforts to accelerate asset sales activities in 2004 were successful. A portion of these sales have been, and additional amounts may be required to be, reported as discontinued operations on our Consolidated Statements of Income. SunCor’s net income was $45 million in 2004. See Note 22 for further discussion. We anticipate SunCor’s earnings contributions in 2005 to be approximately $50 million after income taxes.

     El Dorado’s historical results are not indicative of future performance. El Dorado’s income before taxes in 2004 was $40 million. Income taxes were recorded at the parent company. The year ended 2004 includes a $35 million gain ($21 million after tax) related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns. El Dorado sold its investment in NAC on November 18, 2004, which resulted in a pretax gain of $4 million and is classified as discontinued operations in 2004 and prior years. See Note 22 for information regarding the sale of NAC.

     General Our financial results may be affected by a number of broad factors. See “Forward-Looking Statements” for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.

Market Risks

     Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by our nuclear decommissioning trust fund.

     Interest Rate and Equity Risk

     Our major financial market risk exposure is to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and interest earned by our nuclear decommissioning trust fund (see Note 12). Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. On January 29, 2004, we entered into two fixed-for-floating interest rate swap transactions on our $300 million 6.4% senior note. These transactions qualify as fair value hedges under SFAS No 133. See Note 6.

     The tables below present contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 2004 and 2003. The interest rates presented in the tables below represent the weighted-average interest rates for the years ended December 31, 2004 and 2003 (dollars in thousands):

			Variable-Rate		Fixed-Rate
	Short-Term Debt		Long-Term Debt		Long-Term Debt
	Interest		Interest		Interest
2004	Rates	Amount	Rates	Amount	Rates	Amount
2005	4.21%	$71,030	1.81%	$214,967	7.27%	$402,198
2006	—	—	6.55%	2,918	6.45%	395,314
2007	—	—	4.81%	302	5.99%	1,154
2008	—	—	5.22%	5,294	5.51%	1,055
2009	—	—	—	—	5.51%	818
Years thereafter	—	—	1.31%	516,340	4.79%	1,669,901

Total		$71,030		$739,821		$2,470,440

Fair value		$71,030		$740,271		$2,574,608

			Variable-Rate		Fixed-Rate
	Short-Term Debt		Long-Term Debt		Long-Term Debt
	Interest		Interest		Interest
2003	Rates	Amount	Rates	Amount	Rates	Amount
2004	4.26%	$86,081	1.57%	$280,749	5.33%	$424,165
2005	—	—	1.99%	165,469	7.27%	403,204
2006	—	—	6.55%	2,937	6.49%	391,585
2007	—	—	4.99%	373	5.54%	1,256
2008	—	—	5.19%	5,269	5.55%	1,098
Years thereafter	—	—	1.84%	106,520	5.83%	1,547,775

Total		$86,081		$561,317		$2,769,083

Fair value		$86,081		$561,447		$2,913,085

     The tables below present contractual balances of APS’ long-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 2004 and 2003. The interest rates presented in the tables below represent the weighted-average interest rates for the years ended December 31, 2004 and 2003 (dollars in thousands):

	Variable-Rate		Fixed-Rate
	Long-Term Debt		Long-Term Debt
	Interest		Interest
2004	Rates	Amount	Rates	Amount
2005	1.22%	$49,520	7.27%	$401,727
2006	—	—	6.72%	86,082
2007	—	—	5.51%	867
2008	—	—	5.51%	1,054
2009	—	—	5.51%	818
Years thereafter	1.31%	516,340	4.79%	1,669,901

Total		$565,860		$2,160,449

Fair value		$565,799		$2,254,061

	Variable-Rate		Fixed-Rate
	Long-Term Debt		Long-Term Debt
	Interest		Interest
2003	Rates	Amount	Rates	Amount
2004	1.57%	$280,340	6.16%	$206,727
2005	—	—	7.27%	402,259
2006	—	—	6.73%	85,451
2007	—	—	5.55%	1,134
2008	—	—	5.55%	1,098
Years thereafter	1.84%	106,520	5.83%	1,547,775

Total		$386,860		$2,244,444

Fair value		$386,906		$2,365,821

Commodity Price Risk

     We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal and emissions allowances. We manage risks associated with these market fluctuations by utilizing various commodity instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. Our ERMC, consisting of officers and key management personnel, oversees company-wide energy risk management activities and monitors the results of marketing and trading activities to ensure compliance with our stated energy risk management and trading policies. As part of our risk management program, we use such instruments to hedge purchases and sales of electricity, fuels and emissions allowances and credits. The changes in market value of such contracts have a high correlation to price changes in the hedged commodities. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     The mark-to-market value of derivative instruments related to our risk management and trading activities are presented in two categories consistent with our business segments:

•	Regulated Electricity – non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for APS’ Native Load requirements of our regulated electricity business segment; and

•	Marketing and Trading – non-trading and trading derivative instruments of our competitive business segment.

     The following tables show the pretax changes in mark-to-market of our non-trading and trading derivative positions in 2004 and 2003 (dollars in millions):

	2004		2003
	Regulated	Marketing and	Regulated	Marketing and
	Electricity	Trading	Electricity	Trading
Mark-to-market of net positions at beginning of year	$—	$69	$(49)	$57
Change in mark-to-market gains/(losses) for future period deliveries	11	21	(5)	(7)
Changes in cash flow hedges recorded in OCI	43	37	41	44
Ineffective portion of changes in fair value recorded in earnings	(2)	1	8	—
Mark-to-market losses/(gains) realized during the year	(18)	(21)	5	(25)

Mark-to-market of net positions at end of year	$34	$107	$—	$69

     The tables below show the fair value of maturities of our non-trading and trading derivative contracts (dollars in millions) at December 31, 2004 by maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting,” for more discussion of our valuation methods.

Regulated Electricity

				Total
				fair
Source of Fair Value	2005	2006	2007	value
Prices actively quoted	$27	$10	$(2)	$35
Prices provided by other external sources	—	—	—	—
Prices based on models and other valuation methods	(1)	—	—	(1)

Total by maturity	$26	$10	$(2)	$34

Marketing and Trading

							Total
						Years	fair
Source of Fair Value	2005	2006	2007	2008	2009	thereafter	value
Prices actively quoted	$44	$—	$—	$—	$—	$—	$44
Prices provided by other external sources	1	32	42	24	(1)	(2)	96
Prices based on models and other valuation methods	(9)	(6)	(13)	(6)	—	1	(33)

Total by maturity	$36	$26	$29	$18	$(1)	$(1)	$107

     The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on Pinnacle West’s Consolidated Balance Sheets at December 31, 2004 and 2003 (dollars in millions).

	December 31, 2004		December 31, 2003
	Gain (Loss)		Gain (Loss)
Commodity	Price Up	Price Down	Price Up	Price Down
	10%	10%	10%	10%
Mark-to-market changes reported in earnings (a):
Electricity	$(4)	$4	$(2)	$2
Natural gas	2	(2)	(1)	1
Other	1	(1)	1	—
Mark-to-market changes reported in OCI (b):
Electricity	35	(35)	36	(36)
Natural gas	43	(43)	30	(30)

Total	$77	$(77)	$64	$(63)

(a)	These contracts are primarily structured sales activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

(b)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.

Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represents approximately 35% of Pinnacle West’s $391 million of risk management and trading assets as of December 31, 2004. See Note 1, “Derivative Accounting” for a discussion of our credit valuation adjustment policy. See Note 18 for further discussion of credit risk.

ARIZONA PUBLIC SERVICE COMPANY – RESULTS OF OPERATIONS

General

     Throughout the following explanations of APS’ results of operations, we refer to “gross margin.” Gross margin refers to electric operating revenues less purchased power and fuel costs. “Gross margin” is a “non-GAAP financial measure,” as defined in accordance with SEC rules. Operating income (a GAAP financial measure) plus specified operating expenses (operations and maintenance, depreciation and amortization, operating income taxes and other taxes), as disclosed on the Statements of Income, is equal to gross margin. We view gross margin as an important performance measure of the core profitability of our operations. This measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses. In addition, we have reclassified certain prior period amounts to conform to our current period presentation.

2004 Compared with 2003

     APS’ net income for the year ended December 31, 2004 was $200 million compared with $181 million for the prior year. The $19 million increase in the period-to-period comparison reflects lower regulatory asset amortization; the benefit of customer growth; decreased purchased power and fuel costs primarily due to lower prices for capacity purchases; increased interest income and lower replacement power costs due to fewer unplanned outages. These positive factors were partially offset by increased operations and maintenance costs related to increased generation, customer service and personnel costs; the effects of weather on retail sales; higher depreciation and amortization related to increased delivery and other assets; lower realized margins on energy trading due to higher wholesale electricity prices; a retail electricity price reduction; lower income tax credits; and higher interest expense primarily due to increased utility plant in service.

     Additional details on the major factors that increased (decreased) net income for the year ended December 31, 2004 compared with the prior year are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax
Gross margin:
Higher retail sales volumes due to customer growth, excluding weather effects	$43	$26
Decreased purchased power and fuel costs primarily due to lower prices for capacity purchases	30	18
Lower replacement power costs due to fewer unplanned outages	6	4
Effects of weather on retail sales	(17)	(10)
Lower margins on energy trading primarily due to higher wholesale electricity prices	(14)	(9)
Retail electricity price reduction effective July 1, 2003	(13)	(8)
Miscellaneous factors, net	(3)	(2)

Net increase in gross margin	32	19
Higher operations and maintenance expense primarily related to increased generation, customer service, and personnel costs	(27)	(16)
Higher interest expense primarily due to increased utility plant in service	(10)	(6)
Depreciation and amortization decreases (increases):
Lower regulatory asset amortization	68	41
Increased delivery and other assets	(16)	(10)
Higher other income primarily due to increased interest income	10	6
Lower income tax credits	—	(11)
Miscellaneous items, net	(6)	(4)

Net increase in net income	$51	$19

Regulated Electricity Revenues

     Regulated electricity revenues were $52 million higher in the year ended December 31, 2004 compared with the prior year, primarily as a result of:

•	an $101 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects;

•	a $42 million decrease in retail revenues related to weather;

•	a $13 million decrease in retail revenues related to a reduction in retail electricity prices; and

•	a $6 million increase due to miscellaneous factors.

Marketing and Trading Revenues

     Marketing and trading revenues were $40 million higher in the year ended December 31, 2004 compared with the prior year, primarily as a result of:

•	a $13 million decrease from generation sales other than Native Load due to substantially lower sales volumes, resulting from lower market spark spreads;

•	$49 million of higher energy trading revenues on realized sales of electricity primarily due to higher electricity prices; and

•	$4 million in higher mark-to-market gains for future-period deliveries primarily as a result of higher forward prices for wholesale electricity.

2003 Compared with 2002

     APS’ net income for the year ended December 31, 2003 was $181 million compared with $199 million for the prior year. The $18 million decrease in the period-to-period comparison reflects higher purchased power and fuel costs resulting from higher prices for hedged gas and purchased power; higher replacement power costs from plant outages due to higher market prices and more unplanned outages (Cholla Unit 3 experienced an unplanned outage from August of 2003 through November of 2003); higher operations and maintenance costs related to increased pension and other benefits; two retail electricity price reductions; and higher depreciation expense related to increased delivery and other assets. These negative factors were partially offset by higher retail sales primarily due to customer growth and favorable weather; lower operating costs primarily related to severance costs recorded in 2002; lower regulatory asset amortization; tax credits and favorable income tax adjustments related to prior years resolved in 2003; higher income related to APS’ return to the AFUDC method of capitalizing construction finance costs; and increased generation sales other than Native Load primarily due to higher sales volumes, partially offset by lower unit margins.

     Additional details on the major factors that increased (decreased) net income for the year ended December 31, 2003 compared with the prior year are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax
Gross margin:
Increased purchased power and fuel costs primarily due to higher prices for hedged gas and purchased power	$(74)	$(45)
Higher replacement power costs from plant outages due to higher market prices and more unplanned outages	(47)	(28)
Retail electricity price reductions effective July 1, 2002 and July 1, 2003	(27)	(16)
Higher retail sales volumes due to customer growth, excluding weather effects	48	29
Effects of weather on retail sales	13	8
Increase in generation sales other than Native Load primarily due to higher sales volumes partially offset by lower unit margins	10	6
Decreased purchased power costs due to new power plants in service	8	5
Miscellaneous factors, net	5	2

Net decrease in gross margin	(64)	(39)
Operations and maintenance expense decreases (increases):
Severance costs recorded in 2002	34	20
Increased pension and other benefit costs	(22)	(13)
Increased costs related to customer growth and increased payroll	(15)	(9)
Increased payroll cost related to transfer of power marketing division	(13)	(8)
Net other items	(2)	(1)
Higher interest expense due to higher debt balances	(14)	(8)
Depreciation and amortization decreases (increases):
Decreased regulatory asset amortization	29	18
Increased delivery and other assets	(19)	(12)
Our return to the AFUDC method of capitalizing construction finance costs	8	11
Higher other income due to increased interest income and investment gains	15	9
Miscellaneous items, net	5	3
Tax credits and favorable income tax adjustments related to prior years resolved in 2003	—	11

Net decrease in net income	$(58)	$(18)

Regulated Electricity Revenues

     Regulated electricity revenues were $97 million higher in the year ended December 31, 2003 compared with the prior year, primarily as a result of:

•	an $85 million increase in retail revenues related to customer growth and higher average usage, excluding weather effects;

•	a $21 million increase in retail revenues related to weather;

•	a $6 million increase related to traditional wholesale sales as a result of higher prices and higher sales volumes;

•	a $27 million decrease in retail revenues related to two reductions in retail electricity prices; and

•	a $12 million net increase due to miscellaneous factors.

Marketing and Trading Revenues

     Marketing and trading revenues were $71 million higher in the year ended December 31, 2003 compared with the prior year, primarily as a result of:

•	a $66 million increase from generation sales other than Native Load primarily due to higher prices and sales volumes, including sales from new power plants in service;

•	a $5 million net increase due to miscellaneous factors.

LIQUIDITY AND CAPITAL RESOURCES – ARIZONA PUBLIC SERVICE COMPANY

     Contractual Obligations

     The following table summarizes contractual requirements for APS as of December 31, 2004 (dollars in millions):

		2006-	2008-	There-
	2005	2007	2009	after	Total
Long-term debt payments, including interest (a)	$577	$503	$206	$2,746	$4,032
Capital lease payments	2	3	2	3	10
Operating lease payments	65	127	122	352	666
Purchase power and fuel commitments (b)	245	206	134	363	948
Minimum pension funding requirement (c)	46	—	—	—	46
Purchase obligations (d)	263	15	—	68	346
Nuclear decommissioning funding requirements	11	22	22	146	201

Total contractual commitments	$1,209	$876	$486	$3,678	$6,249

(a)	The long-term debt matures at various dates through 2034 and bears interest principally at fixed rates. Interest on variable-rate long-term debt is determined by the rates at December 31, 2004.

(b)	APS’ purchase power and fuel commitments include purchases of coal, electricity, natural gas, and nuclear fuel (see Note S-5).

(c)	Future pension contributions are not determinable for time periods after 2005.

(d)	These contractual obligations include commitments for capital expenditures and other obligations. Obligations for 2005 include about $190 million for acquisition of the Sundance Plant (see Note 3).

RISK FACTORS

     Exhibit 99.31 and Exhibit 99.32, which are hereby incorporated by reference, contain a discussion of risk factors affecting Pinnacle West and APS, respectively.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements based on current expectations, and neither Pinnacle West nor APS assumes any obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “estimate,” “predict,” “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by Pinnacle West or APS. In addition to the “Risk Factors” described in Exhibits 99.31 and 99.32 to this report, these factors include, but are not limited to:

•	state and federal regulatory and legislative decisions and actions, including the outcome of the rate case APS filed with the ACC on June 27, 2003 and the wholesale electric price mitigation plan adopted by the FERC;

•	the outcome of regulatory, legislative and judicial proceedings relating to the restructuring;

•	the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition;

•	market prices for electricity and natural gas;

•	power plant performance and outages, including transmission outages and constraints;

•	weather variations affecting local and regional customer energy usage;

•	customer growth and energy usage;

•	regional economic and market conditions, including the results of litigation and other proceedings resulting from the California energy situation, volatile purchased power and fuel costs and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	the cost of debt and equity capital and access to capital markets;

•	the uncertainty that current credit ratings will remain in effect for any given period of time;

•	our ability to compete successfully outside traditional regulated markets (including the wholesale market);

•	the performance of our marketing and trading activities due to volatile market liquidity and any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America and the interpretation of those principles;

•	the performance of the stock market and the changing interest rate environment, which affect the amount of required contributions to Pinnacle West’s pension plan and APS’ nuclear decommissioning trust funds, as well as the reported costs of providing pension and other postretirement benefits;

•	technological developments in the electric industry;

•	the strength of the real estate market in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond the control of Pinnacle West and APS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

     See “Pinnacle West Consolidated – Factors Affecting Our Financial Outlook” in Item 7 above for a discussion of quantitative and qualitative disclosures about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Note 13 for the selected quarterly financial data required to be presented in this Item.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(PINNACLE WEST CAPITAL CORPORATION)

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and relates also to the Company’s consolidated financial statements.

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pinnacle West Capital Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 18 to the consolidated financial statements, in 2002 the Company changed its method for accounting for trading activities in order to comply with the provisions of Emerging Issues Task Force Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

March 15, 2005

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
OPERATING REVENUES
Regulated electricity segment	$2,035,247	$1,978,075	$1,890,391
Marketing and trading segment	461,870	391,886	286,879
Real estate segment	359,792	361,604	201,081
Other revenues	42,816	27,929	26,899

Total	2,899,725	2,759,494	2,405,250

OPERATING EXPENSES
Regulated electricity segment purchased power and fuel	567,433	517,320	376,911
Marketing and trading segment purchased power and fuel	382,147	344,862	154,987
Operations and maintenance	596,557	548,732	584,538
Real estate operations segment	289,900	305,974	185,925
Depreciation and amortization	401,105	435,140	422,299
Taxes other than income taxes	122,216	110,270	107,952
Other expenses	34,108	23,254	21,895

Total	2,393,466	2,285,552	1,854,507

OPERATING INCOME	506,259	473,942	550,743

OTHER
Allowance for equity funds used during construction	4,885	14,240	—
Other income (Note 19)	53,989	35,563	14,910
Other expenses (Note 19)	(21,510)	(20,574)	(33,655)

Total	37,364	29,229	(18,745)

INTEREST EXPENSE
Interest charges	195,859	204,339	187,039
Capitalized interest	(16,311)	(29,444)	(43,749)

Total	179,548	174,895	143,290

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	364,075	328,276	388,708
INCOME TAXES	128,857	102,473	152,145

INCOME FROM CONTINUING OPERATIONS	235,218	225,803	236,563
Income (loss) from discontinued operations – net of income tax expense (benefit) of $5,480, $9,616, and ($14,045)	7,977	14,776	(21,410)
Cumulative effect of a change in accounting for trading activities – net of income tax benefit of ($43,123)	—	—	(65,745)

NET INCOME	$243,195	$240,579	$149,408

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – BASIC	91,397	91,265	84,903
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – DILUTED	91,532	91,405	84,964
EARNINGS PER WEIGHTED – AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations – basic	$2.57	$2.47	$2.79
Net income – basic	2.66	2.64	1.76
Income from continuing operations – diluted	2.57	2.47	2.78
Net income – diluted	2.66	2.63	1.76
DIVIDENDS DECLARED PER SHARE	$1.825	$1.725	$1.625

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$163,366	$131,062
Investment in debt securities	181,175	91,850
Customer and other receivables	367,863	354,666
Allowance for doubtful accounts	(4,896)	(9,223)
Accrued utility revenues	93,227	88,629
Materials and supplies (at average cost)	101,333	96,099
Fossil fuel (at average cost)	20,512	28,367
Assets from risk management and trading activities (Note 18)	166,896	97,630
Assets related to discontinued operations (Note 22)	—	23,065
Other current assets	47,654	72,649

Total current assets	1,137,130	974,794

INVESTMENTS AND OTHER ASSETS
Real estate investments – net (Notes 1 and 6)	382,398	358,441
Assets from risk management and trading activities- long term (Note 18)	224,341	138,946
Decommissioning trust accounts (Note 12)	267,700	240,645
Other assets	107,212	88,473

Total investments and other assets	981,651	826,505

PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6, 9 and 10)
Plant in service and held for future use	10,486,648	9,904,874
Less accumulated depreciation and amortization	3,365,954	3,145,609

Total	7,120,694	6,759,265
Construction work in progress	258,119	554,876
Intangible assets, net of accumulated amortization of $158,584 and $128,126	105,486	108,534
Nuclear fuel, net of accumulated amortization of $59,020 and $58,053	51,188	52,011

Net property, plant and equipment	7,535,487	7,474,686

DEFERRED DEBITS Regulatory assets (Notes 1, 3 and 4)	135,051	132,349
Other deferred debits	107,428	110,708

Total deferred debits	242,479	243,057

TOTAL ASSETS	$9,896,747	$9,519,042

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2004	2003
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$373,526	$283,021
Accrued taxes	245,611	69,769
Accrued interest	38,795	51,825
Short-term borrowings (Note 5)	71,030	86,081
Current maturities of long-term debt (Note 6)	617,165	704,914
Customer deposits	55,558	49,783
Deferred income taxes (Note 4)	9,057	631
Liabilities from risk management and trading activities (Note 18)	113,406	92,755
Liabilities related to discontinued operations (Note 22)	—	16,427
Other current liabilities	101,748	77,362

Total current liabilities	1,625,896	1,432,568

LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)	2,584,985	2,616,585
DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	1,227,553	1,338,527
Regulatory liabilities (Notes 1, 3 and 4)	506,646	468,694
Liability for asset retirements (Note 12)	251,612	234,440
Pension liability (Note 8)	234,445	188,041
Liabilities from risk management and trading activities-long term (Note 18)	156,262	82,730
Unamortized gain – sale of utility plant (Note 9)	50,333	54,909
Other	308,819	272,769

Total deferred credits and other	2,735,670	2,640,110

COMMITMENTS AND CONTINGENCIES (Notes 3, 11 and 12)
COMMON STOCK EQUITY (Note 7)
Common stock, no par value; authorized 150,000,000 shares; issued 91,802,861 at end of 2004 and 91,379,947 at end of 2003	1,769,047	1,744,354
Treasury stock at cost; 9,522 shares at end of 2004 and 92,015 shares at end of 2003	(428)	(3,273)

Total common stock	1,768,619	1,741,081

Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(81,788)	(66,564)
Derivative instruments	59,243	27,563

Total accumulated other comprehensive loss	(22,545)	(39,001)

Retained earnings	1,204,122	1,127,699

Total common stock equity	2,950,196	2,829,779

TOTAL LIABILITIES AND EQUITY	$9,896,747	$9,519,042

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$243,195	$240,579	$149,408
Adjustment to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	(7,977)	(14,776)	21,410
Cumulative effect of accounting change, net of tax	—	—	65,745
Equity earnings in Phoenix Suns partnership	(34,594)	—	—
Depreciation and amortization	401,105	435,140	422,299
Nuclear fuel amortization	30,446	28,757	31,185
Allowance for equity funds used during construction	(4,885)	(14,240)	—
Deferred income taxes	(113,850)	81,756	191,135
Change in mark-to-market valuations	(18,915)	17,410	(18,146)
Redhawk Units 3 and 4 cancellation charge	—	—	49,192
Changes in current assets and liabilities:
Customer and other receivables	(17,524)	(12,456)	60,336
Accrued utility revenues	(4,598)	5,875	(18,373)
Materials, supplies and fossil fuel	2,621	(4,629)	(11,599)
Other current assets	24,995	(6,865)	(6,643)
Accounts payable	98,001	(7,125)	17,008
Accrued taxes	175,842	(1,338)	(36,041)
Accrued interest	(13,030)	(1,193)	4,212
Other current liabilities	33,669	8,668	24,755
Proceeds from the sale of real estate assets	80,035	130,597	47,906
Real estate investments	(62,812)	(51,837)	(56,355)
Increase in regulatory assets	(2,702)	(20,971)	(11,029)
Change in risk management and trading – assets	(2,549)	46,911	(11,700)
Change in risk management and trading – liabilities	13,018	(11,613)	(22,783)
Change in customer advances	6,402	7,270	(23,780)
Change in pension liability	23,822	19,074	(3,009)
Change in other long-term assets	(39,710)	13,124	(13,593)
Change in other long-term liabilities	32,075	12,635	9,785

Net cash flow provided by operating activities	842,080	900,753	861,325

CASH FLOWS FROM INVESTING ACTIVITIES Capital expenditures	(538,232)	(713,256)	(909,259)
Proceeds from sale of Silverhawk	90,967	—	—
Capitalized interest	(16,311)	(29,444)	(43,749)
Discontinued operations – Real Estate	8,927	27,193	28,917
Discontinued operations – NAC	8,499	(19,971)	(12,259)
Proceeds from the sale of the Phoenix Suns partnership	23,101	—	—
Purchases of investment securities	(1,040,955)	(877,660)	—
Proceeds from sale of investment securities	951,630	785,810	—
Proceeds from commercial real estate properties	—	33,297	9,272
Other	(19,579)	(21,040)	36,635

Net cash flow used for investing activities	(531,953)	(815,071)	(890,443)

CASH FLOWS FROM FINANCING ACTIVITIES Issuance of long-term debt	478,328	656,850	674,919
Short-term borrowings and payments – net	(15,051)	(173,303)	(306,079)
Dividends paid on common stock	(166,772)	(157,417)	(137,721)
Repayment of long-term debt	(604,015)	(366,497)	(354,916)
Common stock equity issuance	18,291	—	199,238
Other	11,396	8,181	2,624

Net cash flow (used for) provided by financing activities	(277,823)	(32,186)	78,065

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,304	53,496	48,947
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	131,062	77,566	28,619

CASH AND CASH EQUIVALENTS AT END OF YEAR	$163,366	$131,062	$77,566

Supplemental disclosure of cash flow information Cash paid during the period for:
Income taxes paid/(refunded)	$66,447	$32,816	$(17,918)
Interest paid, net of amounts capitalized	$191,865	$161,581	$126,322

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
COMMON STOCK (Note 7) Balance at beginning of year	$1,744,354	$1,737,258	$1,536,924
Issuance of common stock	18,291	—	199,238
Other	6,402	7,096	1,096

Balance at end of year	1,769,047	1,744,354	1,737,258

TREASURY STOCK (Note 7)
Balance at beginning of year	(3,273)	(4,358)	(5,886)
Purchase of treasury stock	(2,986)	—	(5,971)
Reissuance of treasury stock used for stock compensation, net	5,831	1,085	7,499

Balance at end of year	(428)	(3,273)	(4,358)

RETAINED EARNINGS
Balance at beginning of year	1,127,699	1,044,537	1,032,850
Net income	243,195	240,579	149,408
Common stock dividends	(166,772)	(157,417)	(137,721)

Balance at end of year	1,204,122	1,127,699	1,044,537

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Balance at beginning of year	(39,001)	(91,284)	(64,565)
Minimum pension liability adjustment, net of tax expense (benefit) of ($9,756), $3,700 and ($46,109)	(15,224)	4,700	(70,298)
Unrealized gain on derivative instruments, net of tax expense of $31,117, $33,298 and $28,820	48,226	51,089	43,939
Reclassification of realized gain to income, net of tax benefit of ($10,695), ($2,343) and ($237)	(16,546)	(3,506)	(360)

Balance at end of year	(22,545)	(39,001)	(91,284)

TOTAL COMMON STOCK EQUITY	$2,950,196	$2,829,779	$2,686,153

COMPREHENSIVE INCOME (LOSS) Net income	$243,195	$240,579	$149,408
Other comprehensive income (loss)	16,456	52,283	(26,719)

Comprehensive income	$259,651	$292,862	$122,689

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Consolidation and Nature of Operations

     Pinnacle West’s Consolidated Financial Statements include the accounts of Pinnacle West and our subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor and El Dorado (principally NAC). See Note 22 for a discussion of the sale of NAC in November 2004. Significant intercompany accounts and transactions between the consolidated companies have been eliminated.

     APS is a vertically-integrated electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave county in northwestern Arizona. Through its marketing and trading division, APS also generates, sells and delivers electricity to wholesale customers in the western United States. Pinnacle West Energy, which was formed in 1999, is the subsidiary through which we conduct our unregulated generation operations. APS Energy Services was formed in 1998 and provides competitive commodity energy and energy-related products to key customers in competitive markets in the western United States. SunCor is a developer of residential, commercial and industrial real estate projects in Arizona, New Mexico, Idaho and Utah. El Dorado is an investment firm.

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

Derivative Accounting

     We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal and emissions allowances and in interest rates. We manage risks associated with these market fluctuations by utilizing various instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we use such instruments to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     We account for our derivative contracts in accordance with SFAS No. 133, as amended by SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivative instruments are either recognized periodically in income or, if certain hedge criteria are met, in common stock equity (as a component of other comprehensive income (loss)). SFAS No. 133 provides a scope exception for contracts that meet the normal purchases and sales criteria specified in the standard.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prior to the fourth quarter of 2002, we accounted for our trading activity at fair value, with changes in fair value reported in earnings as required by EITF 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” In the fourth quarter of 2002, we adopted EITF 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” which rescinded EITF 98-10. We recorded a $66 million after-tax charge in net income as a cumulative effect adjustment for the previously recorded accumulated unrealized mark-to-market on energy trading contracts that did not meet the accounting definition of a derivative. Our energy trading contracts that are derivatives are accounted for at fair value under SFAS No. 133, as amended. Energy trading contracts that do not meet the definition of a derivative are now accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received.

     Under fair value (mark-to-market) accounting, derivative contracts for the purchase or sale of energy commodities are reflected at fair market value, net of valuation adjustments, with resulting unrealized gains and losses recorded as current or long-term assets and liabilities from risk management and trading activities on the Consolidated Balance Sheets.

     We determine fair market value using actively-quoted prices when available. We consider quotes for exchange-traded contracts and over-the-counter quotes obtained from independent brokers to be actively-quoted.

     When actively-quoted prices are not available, we use prices provided by other external sources. This includes quarterly and calendar year quotes from independent brokers, which we convert into monthly prices using historical relationships.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     See Note 18 for additional information about our derivative and energy trading accounting policies.

Regulatory Accounting

     APS is regulated by the ACC and the FERC. The accompanying financial statements reflect the rate-making policies of these commissions. For regulated operations, we prepare our financial statements in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. As a result, we capitalize certain costs that would be included as expense in the current period by unregulated companies. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent expected future costs that have already been collected from customers.

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

     As part of the 1999 Settlement Agreement, APS amortized certain regulatory assets over a period that ended June 30, 2004. Amortization in the last three years is as follows (dollars in millions):

2002	2003	2004
$115	$86	$18

     The detail of regulatory assets is as follows (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2004	2003
Electric industry restructuring transition costs (Note 3)	$50	$46
Deferred compensation	24	24
Loss on reacquired debt (a)	17	12
Capital contributions on the Mead-Phoenix transmission line	13	11
Regulatory asset for deferred income taxes	12	9
Spent nuclear fuel storage (Note 11)	11	7
Balance recoverable under the 1999 Settlement Agreement	—	18
Other	8	5

Total regulatory assets	$135	$132

(a)	See “Reacquired Debt Costs” below.

     The detail of regulatory liabilities is as follows (dollars in millions):

	December 31,
	2004	2003
Removal costs (a)	$462	$439
Deferred gains on utility property	20	20
Deferred interest income (b)	22	8
Other	3	2

Total regulatory liabilities	$507	$469

(a)	See Note 12 for information on Asset Retirement Obligations.

(b)	See “ACC Financing Orders” in Note 3 for information on the “APS Loan”.

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

     We expense the costs of plant outages, major maintenance and routine maintenance as incurred. We charge retired utility plant to accumulated depreciation. Prior to 2003, we charged removal costs, less salvage, to accumulated depreciation. Effective January 1, 2003, we applied the provisions of SFAS No. 143. The standard requires that liabilities associated with the retirement of tangible long-lived assets be recognized at fair value as incurred and capitalized as part of the related tangible long-lived assets. Accretion of the liability due to the passage of time is an operating

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense and the capitalized cost is depreciated over the useful life of the long-lived asset. See Note 12.

     APS records a regulatory liability for the asset retirement obligations related to its regulated assets. This regulatory liability represents the difference between the amount that has been recovered in regulated rates and the amount calculated under SFAS No. 143. APS believes it can recover in regulated rates the transition and ongoing current period costs calculated in accordance with SFAS No. 143.

     We record depreciation on utility plant on a straight-line basis over the remaining useful life of the related assets. The approximate remaining average useful lives of our utility property at December 31, 2004 were as follows:

•	Fossil plant – 23 years;

•	Nuclear plant – 18 years;

•	Other generation – 26 years;

•	Transmission – 36 years;

•	Distribution – 23 years; and

•	Other – 8 years.

     For the years 2002 through 2004, the depreciation rates, as prescribed by our regulators, ranged from a low of 1.51% to a high of 12.5%. The weighted-average rate was 3.36% for 2004, 3.35% for 2003 and 3.35% for 2002. We depreciate non-utility property and equipment over the estimated useful lives of the related assets, ranging from 3 to 55 years.

Investments

     El Dorado accounts for its investments using the equity (if significant influence) and cost (less than 20% ownership) methods. See Note 22 for a discussion of the sale of NAC.

     The Company’s investments have been reviewed in accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and no other-than-temporary impairments were identified.

Capitalized Interest

     Capitalized interest represents the cost of debt funds used to finance non-regulated construction projects. Plant construction costs, including capitalized interest, are expensed through depreciation when completed projects are placed into commercial operation. The rate used to calculate capitalized interest was a composite rate of 4.44% for 2004, 4.55% for 2003 and 4.80% for 2002. Capitalized interest ceases to accrue when construction is complete.

Allowance for Funds Used During Construction

     AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction of regulated utility plant. Plant construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AFUDC was calculated by using a composite rate of 8.42% for 2004 and 8.55% for 2003. APS compounds AFUDC monthly and ceases to accrue AFUDC when construction work is completed and the property is placed in service.

     In 2003, APS returned to the AFUDC method of capitalizing interest and equity costs associated with construction projects in a regulated utility. This is consistent with APS returning to a vertically-integrated utility, as evidenced by APS’ 2003 general rate case filing, which includes the request for rate recognition of generation assets. Prior to 2003, APS capitalized interest in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Although AFUDC both increases the plant balance and results in higher current earnings during the construction period, AFUDC is realized in future revenues through depreciation provisions included in rates. This change increased earnings by $11 million in 2003 as compared to what it would have been under SFAS No. 34.

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

     Revenues from our Native Load customers and non-derivative instruments are reported on a gross basis on Pinnacle West’s Consolidated Statements of Income. In the electricity business, some contracts to purchase energy are netted against other contracts to sell energy. This is called “book-out” and usually occurs in contracts that have the same terms (quantities and delivery points) and for which power does not flow. We net these book-outs, which reduces both revenues and purchased power and fuel costs.

     All gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Consolidated Statements of Income on a net basis.

Real Estate Revenues

     SunCor recognizes revenue from land, home and qualifying commercial operating assets sales in full, provided (a) the income is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, SunCor is not obligated to perform significant activities after the sale to earn the income. Unless both conditions exist, recognition of all or part of the income is postponed under the percentage of completion method per SFAS No. 66, “Accounting for Sales of Real Estate.” SunCor recognizes income only after the assets’ title has passed. A single method of recognizing income is applied to all sales transactions within an entire home, land or commercial development project. Commercial property and management revenues are recorded over the term of the lease or period in which services are provided. In addition, see Note 22 – Discontinued Operations.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Investments

     Real estate investments primarily include SunCor’s land, home inventory and investments in joint ventures. Land includes acquisition costs, infrastructure costs, property taxes and capitalized interest directly associated with the acquisition and development of each project. Land under development and land held for future development are stated at accumulated cost, except that, to the extent that such land is believed to be impaired, it is written down to fair value. Land held for sale is stated at the lower of accumulated cost or estimated fair value less costs to sell. Home inventory consists of construction costs, improved lot costs, capitalized interest and property taxes on homes under construction. Home inventory is stated at the lower of accumulated cost or estimated fair value less costs to sell. Investments in joint ventures for which SunCor does not have a controlling financial interest are not consolidated but are accounted for using the equity method of accounting. In 2003, SunCor acquired two joint ventures for $10 million and consolidated $53 million of assets and $43 million of liabilities, which are included on the Consolidated Balance Sheets at December 31, 2003. The $10 million cash investment is included on the other investing line of the Consolidated Statements of Cash Flow at December 31, 2003. In addition, see Note 22 – Discontinued Operations.

Cash and Cash Equivalents

     We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

     We have investments in auction rate securities in which interest rates are reset on a short-term basis; however, the underlying contract maturity dates extend beyond three months. We classify the investments in auction rate securities as investments in debt securities on our Consolidated Balance Sheets. We have reclassified cash at December 31, 2003 of $92 million to investment in debt securities. Included in that reclassification is $70 million related to APS. The purchase and sale activities related to these investments have also been reclassified on the Consolidated Statement of Cash Flows.

Nuclear Fuel

     APS charges nuclear fuel to fuel expense by using the unit-of-production method. The unit-of-production method is an amortization method based on actual physical usage. APS divides the cost of the fuel by the estimated number of thermal units it expects to produce with that fuel. APS then multiplies that rate by the number of thermal units produced within the current period. This calculation determines the current period nuclear fuel expense.

     APS also charges nuclear fuel expense for the permanent disposal of spent nuclear fuel. The DOE is responsible for the permanent disposal of spent nuclear fuel, and it charges APS $0.001 per kWh of nuclear generation. See Note 11 for information about spent nuclear fuel disposal and Note 12 for information on nuclear decommissioning costs.

Income Taxes

     Income taxes are provided using the asset and liability approach prescribed by SFAS No. 109, “Accounting for Income Taxes.” We file our federal income tax return on a consolidated basis and we file our state income tax returns on a consolidated or unitary basis. In accordance with our intercompany tax sharing agreement, federal and state income taxes are allocated to each subsidiary

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as though each subsidiary filed a separate income tax return. Any difference between that method and the consolidated (and unitary) income tax liability is attributed to the parent company. See Note 4.

Reacquired Debt Costs

     For reacquired debt costs related to the regulated portion of APS’ business, APS defers those gains and losses incurred upon early retirement and is seeking recovery of the net amount of losses in the APS general rate case (see Note 3).

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

     The following chart compares our net income, stock compensation expense and earnings per share to what those items would have been if we had recorded stock compensation expense based on the fair value method for all stock grants through 2004 (dollars in thousands, except per share amounts):

	2004	2003	2002
Net Income as reported:	$243,195	$240,579	$149,408
Add: Stock compensation expense included in reported net income (net of tax)	4,690	3,514	2,347
Deduct: Total stock compensation expense determined under fair value method (net of tax)	(5,311)	(5,220)	(3,742)

Pro forma net income	$242,574	$238,873	$148,013

Earnings per share – basic:
As reported	$2.66	$2.64	$1.76
Pro forma (fair value method)	$2.65	$2.62	$1.74
Earnings per share – diluted:
As reported	$2.66	$2.63	$1.76
Pro forma (fair value method)	$2.65	$2.61	$1.74

     In order to calculate the fair value of the 2004, 2003 and 2002 stock option grants and the pro forma information above, we calculated the fair value of each fixed stock option in the incentive plans using the Black-Scholes option-pricing model. The fair value was calculated based on the date

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the option was granted. The following weighted-average assumptions were also used in order to calculate the fair value of the stock options:

	2004	2003	2002
Risk-free interest rate	3.15%	3.35%	4.17%
Dividend yield	4.76%	5.26%	4.17%
Volatility	17.04%	38.03%	22.59%
Expected life (months)	60	60	60

     See Note 16 for further discussion about our stock compensation plans.

Intangible Assets

     We have no goodwill recorded and have separately disclosed other intangible assets on Pinnacle West’s Consolidated Balance Sheets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The intangible assets are amortized over their finite useful lives. Amortization expense was $34 million in 2004, $25 million in 2003, and $21 million in 2002. Estimated amortization expense on existing intangible assets over the next five years is $33 million in 2005, $31 million in 2006, $25 million in 2007, $16 million in 2008, and $1 million in 2009. At December 31, 2004, the weighted average amortization period for intangible assets is 7 years.

2. New Accounting Standards

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” The standard establishes accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. We are currently accounting for stock-based compensation using the fair value method and are evaluating the impacts of this new guidance, but we do not believe it will have a material impact on our financial statements.

     See the following Notes for information about new accounting standards and other accounting matters:

•	Note 8 for FSP 106-2 regarding the Medicare Prescription Drug, Improvement and Modernization Act related to retirement plans and other benefits;

•	Note 18 for EITF 02-3 and DIG Issue No. C15 related to accounting for derivatives and energy contracts; and

•	Note 20 for FIN No. 46R related to variable interest entities.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Regulatory Matters

Electric Industry Restructuring

State

     APS General Rate Case; 2004 Settlement Agreement

     On June 27, 2003, APS filed a general rate case with the ACC and requested a $175.1 million, or 9.8%, increase in its annual retail electricity revenues, intended to become effective July 1, 2004. In this rate case, APS updated its cost of service and rate design.

     The general rate case also addresses the implementation of rate adjustment mechanisms that were the subject of ACC hearings in April 2003. The rate adjustment mechanisms, which were authorized as a result of the 1999 Settlement Agreement, would allow APS to recover several types of costs, the most significant of which are power supply costs (fuel and purchased power costs) and costs associated with complying with the Rules.

     On August 18, 2004, a substantial majority of the parties to the rate case, including APS, the ACC staff, the Arizona Residential Utility Consumer Office, other customer groups, and merchant power plant intervenors entered into an agreement that proposes terms under which the rate case would be settled (the “2004 Settlement Agreement”).

     Key financial components of the 2004 Settlement Agreement, which is subject to ACC approval, are as follows:

•	APS would receive an annual retail rate increase of approximately $75.5 million, or 4.21%. The increase would consist of an increase in base rates of approximately 3.77% and an increase of approximately 0.44% for recovery over five years of the past costs of compliance with the ACC’s retail electric competition rules.

•	APS would acquire the PWEC Dedicated Assets from Pinnacle West Energy, with a net carrying value of approximately $850 million, and rate base the PWEC Dedicated Assets at a rate base value of $700 million, which would result in a mandatory rate base disallowance of $150 million. As a result, for financial reporting purposes, APS would recognize a one-time, after-tax net plant write-off of approximately $90 million in the period when the plant transfer to APS is completed and would reduce annual depreciation expense by approximately $5 million.

•	To bridge the time between the effective date of the rate increase and the actual date the PWEC Dedicated Assets transfer, APS and Pinnacle West Energy would enter into a cost-based purchase power agreement (the “Bridge PPA”), which would be based on the value of the PWEC Dedicated Assets described in the previous bullet point. The Bridge PPA would remain in effect until the FERC approves the transfer of the PWEC Dedicated Assets to APS and the transfer is completed.

•	If the FERC were to issue an order denying APS’ request to acquire the PWEC Dedicated Assets, the Bridge PPA would become a 30-year purchased power agreement, with prices reflecting cost-of-service as if APS had

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquired and rate-based the PWEC Dedicated Assets at the value described above.

•	If the FERC were to issue an order (a) approving APS’ request to transfer the PWEC Dedicated Assets at a value materially less than $700 million, (b) approving the transfer of fewer than all of the PWEC Dedicated Assets, or (c) that was materially inconsistent with the 2004 Settlement Agreement, APS would file an appropriate application with the ACC so that rates could be adjusted. In these circumstances, the Bridge PPA would continue at least until the conclusion of the subsequent proceeding to consider any appropriate adjustment to APS’ rates.

•	A PSA would provide for the recovery of variations in fuel and purchased power costs, subject to specified parameters and procedures.

•	APS would not restore and recover in rates the $234 million write-off recorded in 1999 as a result of the 1999 Settlement Agreement. As a result, annual amortization expense for financial reporting purposes would be approximately $16 million less than if the $234 million write-off had been restored and amortized over a 15-year period as originally requested.

•	APS would adopt longer service lives than originally requested for certain depreciable assets, which would have the effect of reducing annual depreciation expense for financial reporting purposes by approximately $26 million.

     On February 28, 2005, the administrative law judge in the general rate case issued a recommended order. The recommended order proposes ACC approval of the 2004 Settlement Agreement with two changes related to the PSA. First, the amount of gas costs that APS could recover under the annual PSA would be limited to $500 million per year. Second, although the 2004 Settlement Agreement provides that the PSA would remain in effect for a minimum five-year period, under the recommended order the ACC would be able to eliminate the PSA at any time, if appropriate, if APS files a rate case before the expiration of the five-year period or APS does not comply with the terms of the PSA. If APS exceeds the gas costs that could be recoverable under the PSA or if the ACC eliminates the PSA, APS would retain the right to file a rate case to reset its base rates.

     On March 14, 2005, the parties to the 2004 Settlement Agreement jointly filed suggested changes to the recommended order addressing, among other things, the recommended order’s proposed treatment of the PSA. The ACC has scheduled open meetings on March 25 and March 28, 2005 to consider the recommended order and suggested changes. APS cannot predict the outcome of this matter.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ACC Financing Order

     On May 12, 2003, APS issued $500 million of debt pursuant to the Financing Order and made a $500 million loan to Pinnacle West Energy. Pinnacle West Energy distributed the net proceeds of that loan to us to fund the repayment of a portion of the debt we incurred to finance the construction of the PWEC Dedicated Assets.

     The ACC granted the Financing Order subject to various conditions. One of these conditions is that APS must maintain a common equity ratio of at least forty percent and may not pay common dividends if such payment would reduce its common equity ratio below that threshold, unless otherwise waived by the ACC.

     In addition, the Financing Order required the ACC staff to conduct an inquiry into our and our affiliates’ compliance with the retail electric competition and related rules and decisions. On June 13, 2003, APS submitted its report on these matters to the ACC staff. As part of the 2004 Settlement Agreement, this inquiry would be concluded with no further action by the ACC.

     Retail Electric Competition Rules

     The Rules approved by the ACC include the following major provisions:

•	They apply to virtually all Arizona electric utilities regulated by the ACC, including APS.

•	Effective January 1, 2001, retail access became available to all APS retail electricity customers.

•	Electric service providers that get CC&N’s from the ACC can supply only competitive services, including electric generation, but not electric transmission and distribution.

•	Affected utilities must file ACC tariffs that unbundle rates for noncompetitive services.

•	The ACC shall allow a reasonable opportunity for recovery of unmitigated stranded costs.

•	Absent an ACC waiver, prior to January 1, 2001, each affected utility (except certain electric cooperatives) must transfer all competitive electric assets and services to an

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unaffiliated party or parties or to a separate corporate affiliate or affiliates. Under the 1999 Settlement Agreement, APS received a waiver to allow transfer of its competitive electric assets and services to affiliates no later than December 31, 2002. However, as discussed below, in 2002 the ACC reversed its decision, as reflected in the Rules, to require APS to transfer its generation assets.

     Under the 1999 Settlement Agreement, the Rules are to be interpreted and applied, to the greatest extent possible, in a manner consistent with the 1999 Settlement Agreement. If the two cannot be reconciled, APS must seek, and the other parties to the 1999 Settlement Agreement must support, a waiver of the Rules in favor of the 1999 Settlement Agreement.

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the Rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APS Energy Services, to operate in Arizona. We do not believe the ruling affected the 1999 Settlement Agreement. The 1999 Settlement Agreement was not at issue in the consolidated cases before the judge. Further, the ACC made findings related to the fair value of APS’ property in the order approving the 1999 Settlement Agreement. The ACC and other parties aligned with the ACC appealed the ruling to the Arizona Court of Appeals, and in January 2004, the Court invalidated some, but not all, of the Rules as either violative of Arizona’s constitutional requirement that the ACC consider the “fair value” of a utility’s property in setting rates or as being beyond the ACC’s constitutional and statutory powers. Other Rules were set aside for failure to submit such regulations to the Arizona Attorney General for approval as required by statute. A request for the Arizona Supreme Court to review the Court of Appeals decision was denied on January 4, 2005.

     Track A Order

     On September 10, 2002, the ACC issued the Track A Order, in which the ACC, among other things:

•	reversed its decision, as reflected in the Rules, to require APS to transfer its generation assets either to an unrelated third party or to a separate corporate affiliate; and

•	unilaterally modified the 1999 Settlement Agreement, which authorized APS’ transfer of its generating assets, and directed APS to cancel its activities to transfer its generation assets to Pinnacle West Energy.

     On November 15, 2002, APS filed appeals of the Track A Order in the Maricopa County, Arizona Superior Court and in the Arizona Court of Appeals. Arizona Public Service Company vs. Arizona Corporation Commission, CV 2002-0222 32. Arizona Public Service Company vs. Arizona Corporation Commission, 1CA CC 02-0002. On December 13, 2002, APS and the ACC staff agreed to principles for resolving certain issues raised by APS in its appeals of the Track A Order. The major provisions of the principles include, among other things, the following:

•	APS and the ACC staff agreed that it would be appropriate for the ACC to consider the following matters in APS’ general rate case, which was filed on June 27, 2003:

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	the generating assets to be included in APS’ rate base, including the question of whether the PWEC Dedicated Assets should be included in APS’ rate base;

•	the appropriate treatment of the $234 million pretax asset write-off agreed to by APS as part of the 1999 Settlement Agreement; and

•	the appropriate treatment of costs incurred by APS in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy.

•	As a result of the ACC’s issuance of the Financing Order, APS’ appeals of the Track A Order are limited to the issues described in the preceding bullet points.

     On August 27, 2003, APS, Pinnacle West and Pinnacle West Energy filed a lawsuit asserting damage claims relating to the Track A Order. Arizona Public Service Company et al. v. The State of Arizona ex rel., Superior Court of the State of Arizona, County of Maricopa, No. CV2003-016372.

     Upon the ACC’s issuance of a final, non-appealable order approving the 2004 Settlement Agreement, APS, Pinnacle West, and Pinnacle West Energy will dismiss the litigation described under this “Track A” heading.

     Track B Order

     On March 14, 2003, the ACC issued the Track B Order, which required APS to solicit bids for certain estimated amounts of capacity and energy for periods beginning July 1, 2003. For 2003, APS was required to solicit competitive bids for about 2,500 MW of capacity and about 4,600 gigawatt-hours of energy, or approximately 20% of APS’ total retail energy requirements.

     APS issued requests for proposals in March 2003 and, by May 6, 2003, APS entered into contracts to meet all or a portion of its requirements for the years 2003 through 2006 as follows:

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

     Effective upon final ACC approval of the 2004 Settlement Agreement and the closing of the purchase of the Sundance Plant discussed below, the Track B contracts with Pinnacle West Energy and PPL Energy Plus, LLC will be cancelled.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Request for Proposals and Asset Purchase Agreement

     In early December 2003, APS issued a request for proposals (“2003 RFP”) for long-term power supply resources. On June 1, 2004, APS and PPL Sundance, a wholly-owned subsidiary of PPL Corporation, entered into an asset purchase agreement by which APS agreed to purchase the Sundance Plant. The Sundance Plant, which began commercial operation in July 2002, would provide peaking generation support for APS’ system and reduce APS’ growing needs for new generation resources. The purchase price for the Sundance Plant is approximately $190 million.

     On June 1, 2004, APS and PPL Sundance filed a joint application with the ACC with respect to APS’ proposed acquisition of the Sundance Plant. On January 20, 2005, the ACC issued an order confirming APS’ authority to “self-build or buy new generation assets for native load” and stated that APS’ acquisition of the Sundance Plant would be a proper purpose under APS’ existing ACC financing authorizations. APS’ filings with the ACC also had requested that the ACC allow APS to defer for future recovery certain capital and operating costs (net of fuel and purchased power savings) associated with the Sundance Plant acquisition until rate treatment for the Sundance Plant could be considered in APS’ next general rate case. APS’ filings estimated that the deferrals would be approximately $10 million to $15 million before income taxes on an annualized basis. The order issued by the ACC allows APS to record the deferrals for up to 36 months, subject to a number of conditions. However, if APS has a general rate case pending at the end of the 36-month period, the deferral period could extend until the rate case had been decided. The conditions imposed by the order are expected to substantially limit the amount of deferrals that APS will be able to record.

     APS’ acquisition of the Sundance Plant is subject to FERC approval and to customary closing conditions. The transaction is targeted to close in the spring of 2005.

     APS does not expect to enter into any additional transactions as a result of the 2003 RFP.

     Provider of Last Resort Obligation

     Although the Rules allow retail customers to have access to competitive providers of energy and energy services, APS is, under the Rules, the “provider of last resort” for standard-offer, full-service customers under rates that have been approved by the ACC. In the event of shortfalls due to unforeseen increases in load demand or generation or transmission outages, APS may need to purchase additional supplemental power in the wholesale spot market. At various times, prices in the spot wholesale market have significantly exceeded the amount included in APS’ current retail rates. There can be no assurance that APS would be able to fully recover the costs of this power. The proposed settlement of APS’ general rate case, discussed above, would, among other things, allow APS to recover purchased power costs.

     1999 Settlement Agreement

     The following are the major provisions of a settlement agreement entered into in 1999, as approved by the ACC:

•	APS has reduced rates for standard-offer service for customers with loads less than three MW in a series of annual retail electricity price reductions of 1.5% on July 1 for each of the years 1999 to 2003 for a total of 7.5%. Based on the price reductions authorized in the 1999 Settlement Agreement, there were retail price decreases of

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	Unbundled rates being charged by APS for competitive direct access service (for example, distribution services) became effective upon approval of the 1999 Settlement Agreement, retroactive to July 1, 1999, and also became subject to annual reductions beginning January 1, 2000, that vary by rate class, through January 1, 2004.

•	There was a moratorium on retail price changes for standard-offer and unbundled competitive direct access services until July 1, 2004.

•	APS is being permitted to defer for later recovery prudent and reasonable costs of complying with the Rules, system benefits costs in excess of the levels included in then-current (1999) rates, and costs associated with the “provider of last resort” and standard-offer obligations for service after July 1, 2004. These costs are to be recovered through an adjustment clause or clauses commencing on July 1, 2004, or when the rate case is decided. See “APS General Rate Case; 2004 Settlement Agreement” above.

•	APS’ distribution system opened for retail access effective September 24, 1999. Customers were eligible for retail access in accordance with the phase-in adopted by the ACC under the Rules (see “Retail Electric Competition Rules” above), including an additional 140 MW being made available to eligible non-residential customers. APS opened its distribution system to retail access for all customers on January 1, 2001.

•	Prior to the 1999 Settlement Agreement, APS was recovering substantially all of its regulatory assets through July 1, 2004, pursuant to a 1996 regulatory agreement. In addition, the 1999 Settlement Agreement stated that APS has demonstrated that its allowable stranded costs, after mitigation and exclusive of regulatory assets, are at least $533 million net present value (in 1999 dollars). The 1999 Settlement Agreement also stated that APS will not be allowed to recover $183 million net present value (in 1999 dollars) ($234 million pretax) of the $533 million. The 1999 Settlement Agreement provided that APS will have the opportunity to recover $350 million net present value (in 1999 dollars) through a competitive transition charge that will remain in effect through December 31, 2004, at which time it will terminate. The costs subject to recovery under the adjustment clause described above will be decreased or increased by any over/under-recovery of the $350 million due to sales volume variances. As part of its general rate case request, APS sought the recovery of amounts written off by APS as a result of the 1999 Settlement Agreement. That claim would be given up under the terms of the 2004 Settlement Agreement (see above).

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The 1999 Settlement Agreement required APS to form, or cause to be formed, a separate corporate affiliate or affiliates and transfer to such affiliate(s) its competitive electric assets and services no later than December 31, 2002. The 1999 Settlement Agreement provided that APS would be allowed to defer and later collect, beginning July 1, 2004, 67% of its costs to accomplish the required transfer of generation assets to an affiliate. However, as discussed above under “Track A Order,” in 2002 the ACC unilaterally modified this aspect of the 1999 Settlement Agreement by issuing an order preventing APS from transferring its generation assets. Under the 2004 Settlement Agreement, APS would recover all costs incurred by APS in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy. See “APS General Rate Case; 2004 Settlement Agreement” above. Such full recovery of divestiture costs would be allowed under the 2004 Settlement Agreement (see above).

     General

     The regulatory developments and legal challenges to the Rules discussed in this Note have raised considerable uncertainty about the status and pace of retail electric competition and of electric restructuring in Arizona. Although some very limited retail competition existed in APS’ service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS’ customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS’ service territory. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

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

     The FERC has been, though its Office of Marker Oversight and Investigations (OMOI), in the process of auditing a number of electric utilities regarding compliance with its regulations. Such an audit of APS and its affiliates was recently completed, and the FERC has issued an order approving the OMOI audit report and directing certain compliance actions. Arizona Public Service Company, 109 FERC ¶ 61,271 (2004).

     Chief among the FERC’s findings, APS must pay $4 million for its use of unauthorized point-to-point transmission service. Of the $4 million, APS must distribute: (1) $2.75 million to upgrade the West Phoenix-Lincoln Street 230kV transmission line with high capacity composite

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conductors; and (2) $1.25 million as a contribution to established low income energy assistance programs in Arizona. APS must not recover these monies from any existing or future wholesale or retail rate recovery mechanism, nor may it announce the low income payment as a public interest contribution. APS must also take certain corrective actions and make quarterly filings detailing its progress in implementing these actions until all are completed.

     APS believes that the resolution of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

General

     The regulatory developments and legal challenges to the Rules discussed in this Note have raised considerable uncertainty about the status and pace of retail electric competition and of electric restructuring in Arizona. Although some very limited retail competition existed in APS’ service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS’ customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS’ service territory. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

4. Income Taxes

     Certain assets and liabilities are reported differently for income tax purposes than they are for financial statements. The tax effect of these differences is recorded as deferred taxes. We calculate deferred taxes using the current income tax rates.

     APS has recorded a regulatory asset and a regulatory liability related to income taxes on its Balance Sheets in accordance with SFAS No. 71. The regulatory asset is for certain temporary differences, primarily the allowance for equity funds used during construction. The regulatory liability relates to excess deferred taxes resulting primarily from the reduction in federal income tax rates as part of the Tax Reform Act of 1986. APS amortizes this amount as the differences reverse.

      As a result of a change in IRS guidance, we claimed a tax deduction related to an APS tax accounting method change on the 2001 federal consolidated income tax return. The accelerated deduction resulted in a $200 million reduction in the current income tax liability and a corresponding increase in the plant-related deferred tax liability. In 2002, we received an income tax refund of approximately $115 million related to our 2001 federal consolidated income tax return. The 2001 federal consolidated income tax return is currently under examination by the IRS. As part of this ongoing examination, the IRS is reviewing this accounting method change and the resultant deduction. During 2004, the current income tax liability was increased, with a corresponding decrease to plant-related deferred tax liability, to reflect the expected outcome of this audit. We do not expect the ultimate outcome of this examination to have a material adverse impact on our financial position, results of operations or liquidity.

     The income tax liability accounts reflect the tax and interest associated with the most probable resolution of all known and measurable tax exposures.

     In 2004 and 2003, we resolved certain prior-year issues with the taxing authorities and recorded tax benefits associated with tax credits and other reductions to income tax expense.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of income tax expense are as follows (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$200,133	$22,875	$(43,492)
State	48,054	3,752	(14,732)

Total current	248,187	26,627	(58,224)

Deferred:
Income from continuing operations	(113,850)	81,756	191,135
Discontinued operations	—	3,706	5,189
Cumulative effect of accounting change	—	—	(43,123)

Total deferred	(113,850)	85,462	153,201

Total income tax expense	134,337	112,089	94,977
Less: income tax expense/(benefit) on discontinued operations	5,480	9,616	(14,045)
Less: income tax benefit for cumulative effect of accounting change	—	—	(43,123)

Total income tax expense for income from continuing operations	$128,857	$102,473	$152,145

     The following chart compares pretax income from continuing operations at the 35% federal income tax rate to income tax expense (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal income tax expense at 35% statutory rate	$127,426	$114,897	$136,048
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	13,705	11,522	18,114
Credits and favorable adjustments related to prior years resolved in current year	(6,138)	(17,944)	—
Medicare Subsidy Part-D (see Note 8)	(1,778)	—	—
Allowance for equity funds used during construction (see Note 1)	(1,547)	(4,984)	—
Other	(2,811)	(1,018)	(2,017)

Income tax expense	$128,857	$102,473	$152,145

     The following table sets forth the net deferred income tax liability recognized on the Consolidated Balance Sheets (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2004	2003
Current liability	$(9,057)	$(631)
Long term liability	(1,227,553)	(1,338,527)

Accumulated deferred income taxes – net	$(1,236,610)	$(1,339,158)

     The components of the net deferred income tax liability were as follows (dollars in thousands):

	December 31,
	2004	2003
DEFERRED TAX ASSETS
Regulatory liabilities:
Asset Retirement Obligation	$182,086	$169,322
Federal excess deferred income taxes	16,341	18,936
Other	8,282	8,302
Pension liability	91,973	73,844
Risk management and trading activities	91,021	59,293
Deferred gain on Palo Verde Unit 2 sale leaseback	19,816	21,656
Other	70,849	64,770

Total deferred tax assets	480,368	416,123

DEFERRED TAX LIABILITIES
Plant-related	(1,516,174)	(1,614,887)
Risk management and trading activities	(146,037)	(84,124)
Regulatory assets	(54,767)	(56,270)

Total deferred tax liabilities	(1,716,978)	(1,755,281)

Accumulated deferred income taxes – net	$(1,236,610)	$(1,339,158)

5. Lines of Credit and Short-Term Borrowings

     APS had committed lines of credit with various banks of $325 million at December 31, 2004 and $250 million at December 31, 2003, which were available either to support the issuance of up to $250 million in commercial paper or to be used for bank borrowings, including issuance of letters of credit. The current line matures in May 2007. The commitment fees at December 31, 2004 and 2003 for these lines of credit were 0.15% and 0.175% per annum. APS had no bank borrowings outstanding under these lines of credit at December 31, 2004 and 2003. APS had approximately $4.8 million letters of credit issued under the line at December 31, 2004.

     APS had no commercial paper borrowings outstanding at December 31, 2004 and 2003. By Arizona statute, APS’ short-term borrowings cannot exceed 7% of its total capitalization unless approved by the ACC.

     Pinnacle West had committed lines of credit of $300 million at December 31, 2004 and $275 million at December 31, 2003, which were available either to support the issuance of up to $250

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million in commercial paper or to be used for bank borrowings, including issuance of letters of credit. The current lines mature in October 2007. Pinnacle West had no outstanding borrowings at December 31, 2004 and December 31, 2003. Pinnacle West had approximately $13 million of letters of credit issued under the line at December 31, 2004 and approximately $15 million of letters of credit issued under the line at December 31, 2003. The commitment fees were 0.175% in 2004 and ranged from 0.125% to 0.175% in 2003. Pinnacle West had no commercial paper borrowings outstanding at December 31, 2004 and 2003. All APS and Pinnacle West bank lines of credit and commercial paper agreements are unsecured.

     SunCor had revolving lines of credit totaling $90 million at December 31, 2004 and $120 million at December 31, 2003. The commitment fees were 0.125% in 2004 and 2003. SunCor had $35 million outstanding at December 31, 2004 and $50 million outstanding at December 31, 2003. The weighted-average interest rate was 4.50% at December 31, 2004 and 2003. Interest for 2004 and 2003 was based on LIBOR plus 2% or prime plus 0.5%. The balance is included in short-term debt on the Consolidated Balance Sheets. SunCor had other short-term loans in the amount of $36 million at December 31, 2004 and December 31, 2003. These loans are made up of multiple notes primarily with variable interest rates based on LIBOR plus 2.5% at December 31, 2004 and 2003.

6. Long-Term Debt

     APS has retired all first mortgage bonds issued under its 1946 mortgage and deed of trust, including the first mortgage bonds securing APS senior notes. On April 30, 2004, APS terminated its mortgage and deed of trust and, as a result, is not able to issue any additional first mortgage bonds under that mortgage. SunCor’s short and long-term debt is collateralized by interests in certain real property and Pinnacle West’s debt is unsecured. The following table presents the components of long-term debt on the Consolidated Balance Sheets outstanding at December 31, 2004 and 2003 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			December 31,
	Maturity	Interest
	Dates (a)	Rates	2004	2003
APS
First mortgage bonds (b)	2004	6.625%	$—	$80,000
First mortgage bonds (c)	2028	5.50%	—	25,000
First mortgage bonds (d)	2028	5.875%	—	154,000
Unamortized discount and premium			(7,968)	(8,631)
Pollution control bonds (e)	2024-2034	(f )	565,860	386,860
Pollution control bonds with senior notes	2029	5.05%	90,000	90,000
Unsecured notes (g)	2004	5.875%	—	125,000
Unsecured notes	2005	6.25%	100,000	100,000
Unsecured notes	2005	7.625%	300,000	300,000
Unsecured notes	2011	6.375%	400,000	400,000
Unsecured notes	2012	6.50%	375,000	375,000
Unsecured notes	2033	5.625%	200,000	200,000
Unsecured notes	2015	4.650%	300,000	300,000
Unsecured notes (h)	2014	5.80%	300,000	—
Secured note	2014	6.00%	1,900	—
Senior notes (i)	2006	6.75%	83,695	83,695
Capitalized lease obligations	2006-2012	(j )	9,854	11,749

Subtotal			2,718,341	2,622,673

SUNCOR
Notes payable	2006-2008	(k )	15,467	17,125
Capitalized lease obligations	2005-2007	8.91%	507	728

Subtotal			15,974	17,853

PINNACLE WEST
Senior notes (l)	2006	6.40%	302,589	515,000
Unamortized discount and premium			(143)	(270)
Floating rate senior notes	2005	(m )	165,000	165,000
Capitalized lease obligations	2005-2007	5.45%	389	1,243

Subtotal			467,835	680,973

Total long-term debt (n)			3,202,150	3,321,499
Less current maturities (n)			617,165	704,914

TOTAL LONG-TERM DEBT LESS CURRENT MATURITIES			$2,584,985	$2,616,585

(a)	This schedule does not reflect the timing of redemptions that may occur prior to maturity.

(b)	On March 1, 2004, APS redeemed at maturity $80 million of its First Mortgage Bonds, 6.625% Series due 2004.

(c)	On March 31, 2004, APS redeemed $25 million of its First Mortgage Bonds, 5.5% Series due 2028.

(d)	On March 31, 2004, APS redeemed $154 million of its First Mortgage Bonds, 5.875% Series due 2028.

(e)	On March 31, 2004, Navajo County, Arizona Pollution Control Corporation issued $166 million of variable interest rate pollution control bonds, 2004 Series A-E, due 2034. The bonds were issued to refinance $166 million of outstanding pollution control bonds. The refinanced bonds were all $25 million of the Navajo 5.50% bonds due 2028 (see (c) above) and $141 million of the Navajo 5.875% bonds due 2028 (see (d) above). The Series A-E

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Navajo County, Arizona Pollution Control Corporation. Also on March 31, 2004, Coconino County, Arizona Pollution Control Corporation issued $13 million of variable interest rate pollution control bonds, 2004 Series A, due 2034. The bonds were issued to refinance $13 million of outstanding pollution control bonds. The refinanced bonds were $13 million of the Coconino 5.875% bonds due 2028 (see (d) above). The Series A bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Coconino County, Arizona Pollution Control Corporation.

(f)	The weighted-average rate was 1.89% at December 31, 2004 and 1.51% at December 31, 2003. Changes in short-term interest rates would affect the costs associated with this debt.

(g)	On February 15, 2004, APS redeemed at maturity $125 million of its 5.875% Notes due 2004.

(h)	On June 29, 2004, APS issued $300 million of 5.80% senior unsecured notes due June 30, 2014. The proceeds from the sale of the notes were used to redeem $100 million in aggregate principal amount of APS’ 6.25% Notes due January 15, 2005 and a portion of $300 million in aggregate principal amount of APS’ 7.625% Notes due August 1, 2005.

(i)	Through April 30, 2004, APS had outstanding $84 million of first mortgage bonds (senior note mortgage bonds) issued to the senior note trustee as collateral for the senior notes, as well as the $90 million issue due in 2029. The senior note mortgage bonds had the same interest rate, interest payment dates, maturity and redemption provisions as the senior notes. As long as the senior note mortgage bonds secured the senior notes, the senior notes effectively ranked equally with the first mortgage bonds. On April 30, 2004, when APS repaid all of its first mortgage bonds, other than those that secure senior notes, the senior note mortgage bonds were released from the senior note indenture, resulting in their no longer securing the senior notes and ceasing to be outstanding.

(j)	The weighted average rate was 5.78% at December 31, 2004 and 5.55% at December 31, 2003 . Capital leases are included in property, plant and equipment on the Consolidated Balance Sheets for both December 31, 2004 and December 31, 2003.

(k)	Multiple notes with variable interest rates based on the lenders’ prime plus 0.25%, lenders’ prime plus 1.75% and LIBOR plus 2.50%. There are also two notes at fixed rates of 8.00% and 10.00%.

(l)	On January 29, 2004, we entered into a fixed-for-floating interest rate swap transaction on the $300 million 6.40% senior note. The transaction qualifies as a fair value hedge under SFAS No. 133.

(m)	The weighted average rate was 2.06% at December 31, 2004 and 1.98% at December 31, 2003.

(n)	$281 million of pollution control bonds at December 31, 2003 have been reclassified from long-term to current maturities. The bond holders had the ability to put these bonds to APS in the short-term on the interest rate reset date. Without a demonstrated intent to finance on a long-term basis (by use of credit agreements that extend for more than one year, etc.), GAAP requires the classification of the obligations as current maturities.

     Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet those and other significant covenant requirements. These covenants require that the ratio of debt to total capitalization cannot exceed 65% for the Company and for APS. At December 31, 2004, the ratio was approximately 53% for Pinnacle West and 54% for APS. The provisions regarding interest

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

coverage require a minimum cash coverage of two times the interest requirements for each of the Company and APS. Based on 2004 results, the coverages were approximately 4 times for the Company and 4 times for APS. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

     Neither Pinnacle West’s nor APS’ financing agreements contain “ratings triggers” that would result in an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a ratings downgrade, Pinnacle West and/or APS may be subject to increased interest costs under certain financing agreements.

     All of Pinnacle West’s bank agreements contain “cross-default” provisions that would result in defaults and the potential acceleration of payment under these loan agreements if Pinnacle West or APS were to default under other agreements. All of APS’ bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under other agreements. Pinnacle West’s and APS’ credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in our financial condition or financial prospects, except that Pinnacle West and APS do not have a material adverse change restriction for revolver borrowings equal to outstanding commercial paper amounts.

     The following is a list of principal payments due on Pinnacle West’s total long-term debt and capitalized lease requirements:

•	$618 million in 2005;

•	$398 million in 2006;

•	$174 million in 2007;

•	$7 million in 2008;

•	$1 million in 2009; and

•	$2,012 million, thereafter.

7. Common Stock and Treasury Stock

     Our common stock and treasury stock activity during each of the three years 2004, 2003 and 2002 is as follows (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	84,824,947	$1,536,924	(101,307)	$(5,886)
Common stock issuance	6,555,000	199,238	—	—
Purchase of treasury stock	—	—	(150,500)	(5,971)
Reissuance of treasury stock for stock compensation (net)	—	—	126,977	7,499
Other	—	1,096	—	—

Balance at December 31, 2002	91,379,947	1,737,258	(124,830)	(4,358)
Reissuance of treasury stock for stock compensation (net)	—	—	32,815	1,085
Other	—	7,096	—	—

Balance at December 31, 2003	91,379,947	1,744,354	(92,015)	(3,273)
Common stock issuance	422,914	18,291	—	—
Purchase of treasury stock	—	—	(80,000)	(2,986)
Reissuance of treasury stock for stock compensation (net)	—	—	162,493	5,831
Other	—	6,402	—	—

Balance at December 31, 2004	91,802,861	$1,769,047	(9,522)	$(428)

8. Retirement Plans and Other Benefits

     Pinnacle West sponsors a qualified defined benefit and account balance pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. Effective January 1, 2003, Pinnacle West sponsored a new account balance plan for all new employees in place of the defined benefit plan and, as of April 1, 2003, the plan was offered as an alternative to the defined benefit plan for all existing employees. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. The pension plan covers nearly all of our employees. The supplemental excess benefit retirement plan covers officers of the Company and highly compensated employees designated for participation by the Board of Directors. Our employees do not contribute to the plans. Generally, we calculate the benefits based on age, years of service and pay.

     Pinnacle West also sponsors other postretirement benefits for the employees of Pinnacle West and our subsidiaries. We provide medical and life insurance benefits to retired employees. Employees must retire to become eligible for these retirement benefits, which are based on years of service and age. For the medical insurance plans, retirees make contributions to cover a portion of the plan costs. For the life insurance plan, retirees do not make contributions. We retain the right to change or eliminate these benefits.

     Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On December 8, 2003, the President signed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). One feature of the Act is a government subsidy of prescription drug cost. The FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to address the accounting for the effects of the Act. During the third quarter of 2004, we retroactively adopted the provisions of FSP 106-2, resulting in the remeasurement of our postretirement benefit plans’ accumulated postretirement benefit obligation as of December 31, 2003. The impact of the subsidy is a decrease in the accumulated projected benefit obligation of approximately $65 million and a decrease of approximately $11 million in the net periodic postretirement benefit cost for 2004. The 2004 after-tax reduction to expense is approximately $5 million, excluding amounts capitalized as construction overhead or billed to electric plant participants.

     The following table provides details of the plans’ benefit costs. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants (dollars in thousands):

	Pension			Other Benefits
	2004	2003	2002	2004	2003	2002
Service cost-benefits earned during the period	$41,207	$37,662	$30,333	$17,557	$15,858	$12,036
Interest cost on benefit obligation	81,873	76,951	71,242	29,488	30,163	25,235
Expected return on plan assets	(78,790)	(65,046)	(75,652)	(24,773)	(18,762)	(21,116)
Amortization of:
Transition (asset)/obligation	(3,227)	(3,227)	(3,227)	3,005	3,005	4,001
Prior service cost/(credit)	2,401	2,401	2,912	(125)	(125)	(75)
Net actuarial loss	17,946	18,135	1,846	7,414	9,714	3,072

Net periodic benefit cost	$61,410	$66,876	$27,454	$32,566	$39,853	$23,153

Portion of cost charged to expense	$25,792	$30,094	$13,727	$13,678	$17,934	$11,577

APS share of costs charged to expense	$22,483	$25,450	$10,947	$11,923	$15,166	$9,232

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth the plans’ changes in the benefit obligations for the plan years 2004 and 2003 (dollars in thousands):

	Pension		Other Benefits
	2004	2003	2004	2003
Benefit obligation at January 1	$1,307,628	$1,069,577	$540,181	$409,874
Service cost	41,207	37,662	17,557	15,858
Interest cost	81,873	76,951	29,488	30,163
Benefit payments	(45,195)	(43,869)	(14,332)	(15,749)
Actuarial losses/(gains)	68,731	171,420	(36,681)	106,475
Plan amendments	—	(4,113)	—	(6,440)

Benefit obligation at December 31	$1,454,244	$1,307,628	$536,213	$540,181

     The following table sets forth the qualified pension plan and other benefit plan changes in the fair value of plan assets for the years 2004 and 2003 (dollars in thousands):

	Pension		Other Benefits
	2004	2003	2004	2003
Fair value of plan assets at January 1	$887,311	$720,807	$294,051	$223,474
Actual return on plan assets	102,829	162,571	32,433	46,071
Employer contributions	35,000	46,000	32,600	39,852
Benefit payments	(42,858)	(42,067)	(7,000)	(15,346)

Fair value of plan assets at December 31	$982,282	$887,311	$352,084	$294,051

     The following table shows a reconciliation of the funded status of the plans to the amounts recognized on the Consolidated Balance Sheets as of December 31, 2004 and 2003 (dollars in thousands):

	Pension		Other Benefits
	2004	2003	2004	2003
Funded status at December 31	$(471,962)	$(420,317)	$(184,129)	$(246,130)
Unrecognized net transition (asset)/ obligation	(3,873)	(7,099)	24,039	27,044
Unrecognized prior service cost/(credit)	14,234	16,634	(1,422)	(1,547)
Unrecognized net actuarial losses	375,980	348,982	158,271	217,611

Benefit liability recognized in the Consolidated Balance Sheets	$(85,621)	$(61,800)	$(3,241)	$(3,022)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following sets forth the details related to benefits included on the Consolidated Balance Sheets at December 31, 2004 and 2003 (dollars in thousands):

	Pension		Other Benefits
	2004	2003	2004	2003
Accrued benefit cost	$(85,621)	$(61,800)	$(3,241)	$(3,022)
Additional minimum liability	(148,824)	(126,241)	—	—

Total liability	(234,445)	(188,041)	(3,241)	(3,022)
Intangible asset	14,234	16,634	—	—
Accumulated other comprehensive loss (pretax)	134,590	109,607	—	—

Net amount recognized	$(85,621)	$(61,800)	$(3,241)	$(3,022)

     The following table sets forth the other comprehensive income arising from the change in additional minimum liability for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Decrease (increase) in minimum liability included in other comprehensive income – net of tax:
Pinnacle West consolidated	$(15,225)	$4,700
APS share	$(13,930)	$4,329

     The following table sets forth the projected benefit obligation and the accumulated benefit obligation for pension plans in excess of plan assets for the plan years 2004 and 2003 (dollars in thousands):

	2004	2003
Projected benefit obligation	$1,454,244	$1,307,628

Accumulated benefit obligation	$1,216,727	$1,075,352
Less fair value of plan assets	982,282	887,311

Pinnacle West pension liability	$234,445	$188,041

APS share of pension liability	$203,668	$160,639

     Below are the weighted-average assumptions for both the pension and other benefits used to determine each respective benefit obligation and net periodic benefit cost:

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Benefit Costs
	Benefit Obligations		For the Years Ended
	As of December 31,		December 31,
	2004	2003	2004	2003
Discount rate-pension	5.84%	6.10%	6.10%	6.75%
Discount rate-other benefits	5.92%	6.10%	6.10%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets	N/A	N/A	9.00%	9.00%
Initial health care cost trend rate	8.00%	8.00%	8.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year ultimate health care trend rate is reached	2009	2008	2008	2007

     In selecting the pretax expected long-term rate of return on plan assets we consider past performance and economic forecasts for the types of investments held by the plan. For the year 2005 we are assuming a 9% rate of return on plan assets. As recent history has demonstrated, markets may decline and increase dramatically. However, we believe the long-term rate of return on plan assets of 9% is reasonable given our asset allocation in relation to historical and expected future performance.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed initial and ultimate health care cost trend rates would have the following effects (dollars in millions):

	1% Increase	1% Decrease
Effect on other postretirement benefits expense, after consideration of amounts capitalized or billed to electric plant participants	$6	($5)
Effect on service and interest cost components of net periodic other postretirement benefit costs	$10	($8)
Effect on the accumulated other postretirement benefit obligation	$96	($76)

Plan Assets

     Pinnacle West’s qualified pension plan asset allocation at December 31, 2004 and 2003 is as follows:

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Plan Assets
	at December 31,		Target Asset Allocation
Asset Category:	2004	2003
Equity securities	60%	65%	60%
Fixed Income	27	23	30%
Other	13	12	10%

Total	100%	100%

     The Board of Directors has established an investment policy for the pension plan assets and has delegated oversight of the plan assets to an Investment Management Committee. The investment policy sets forth the objective of providing for future pension benefits by maximizing return consistent with acceptable levels of risk. The primary investment strategies are diversification of assets, stated asset allocation targets and ranges, prohibition of investments in Pinnacle West securities, and external management of plan assets.

     Pinnacle West’s other postretirement benefit plans’ asset allocation at December 31, 2004 and 2003, is as follows:

	Percentage of Plan Assets
	at December 31,		Target Asset Allocation
Asset Category:	2004	2003
Equity securities	71%	71%	70%
Fixed Income	23	25	27%
Other	6	4	3%

Total	100%	100%

     The Investment Management Committee, described above, has also been delegated oversight of the plan assets for the postretirement benefit plans. The investment policy for other postretirement benefit plans assets is similar to that of the pension plan assets described above.

Contributions

     The minimum required contribution to be made to our pension plan in 2005 is estimated to be approximately $50 million. The contribution to be made to other postretirement benefit plans in 2005 is estimated to be approximately $40 million. APS’ share is approximately 92% of both plans.

Estimated Future Benefit Payments

     Benefit payments, which reflect estimated future employee service, for the next five years and the succeeding five years thereafter are estimated to be as follows (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension	Other Benefits (a)
2005	$47,365	$15,595
2006	50,848	15,470
2007	54,381	16,947
2008	59,021	18,404
2009	64,858	20,095
Years 2010-2014	443,578	139,329

(a)	The expected future other benefit payments take into account the Medicare Part D subsidy.

Employee Savings Plan Benefits

     Pinnacle West sponsors a defined contribution savings plan for eligible employees of Pinnacle West and subsidiaries. In 2004 APS represented 91% of the total cost of this plan. In a defined contribution savings plan, the benefits a participant receives result from regular contributions participants make to their own individual account. Under this plan, the Company matches a percentage of the participants’ contributions in the form of Pinnacle West stock. After a five year vesting period, participants have an option to transfer the Company matching contributions out of the Pinnacle West Stock Fund to other investment funds within the plan. At December 31, 2004, approximately 22% of total plan assets were in Pinnacle West stock. Pinnacle West recorded expenses for this plan of approximately $5 million for each of the years 2004, 2003 and 2002. APS recorded expenses for this plan of approximately $5 million in 2004, $5 million in 2003 and $4 million in 2002.

9. Leases

     In 1986, APS sold about 42% of its share of Palo Verde Unit 2 and certain common facilities in three separate sale leaseback transactions. APS accounts for these leases as operating leases. The gain resulting from the transaction of approximately $140 million was deferred and is being amortized to operations and maintenance expense over 29.5 years, the original term of the leases. There are options to renew the leases for two additional years and to purchase the property for fair market value at the end of the lease terms. Rent expense is calculated on a straight-line basis. See Note 20 for a discussion of VIEs, including the SPEs involved in the Palo Verde sale leaseback transactions.

     In addition, we lease certain land, buildings, equipment, vehicles and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates.

     Total lease expense recognized in the Consolidated Statements of Income was $69 million in 2004, $67 million in 2003 and $67 million in 2002.

     The amounts to be paid for the Palo Verde Unit 2 leases are approximately $49 million per year for the years 2005 to 2015.

     Estimated future minimum lease payments for Pinnacle West’s operating leases are approximately as follows (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year
2005	$73
2006	70
2007	69
2008	67
2009	65
Thereafter	368

Total future lease commitments	$712

10. Jointly-Owned Facilities

     APS shares ownership of some of its generating and transmission facilities with other companies. Pinnacle West Energy shares ownership of its Silverhawk Plant. Our share of operating and maintaining these facilities is included in the Consolidated Statements of Income in operations and maintenance expense. The following table shows APS’ and Pinnacle West Energy’s interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2004 (dollars in thousands):

					Construction
	Percent		Plant in	Accumulated	Work in
	Owned		Service	Depreciation	Progress
APS:
Generating facilities:
Palo Verde Units 1 and 3	29.1%		$1,877,846	$(915,611)	$51,914
Palo Verde Unit 2 (see Note 9)	17.0%		665,994	(253,083)	15,816
Four Corners Units 4 and 5	15.0%		147,067	(83,525)	457
Navajo Generating Station Units 1, 2 and 3	14.0%		248,509	(117,922)	2,132
Cholla common facilities (a)	62.4	%(b)	80,122	(47,134)	1,553
Transmission facilities:
ANPP500KV System	35.8	%(b)	67,762	(27,898)	1,026
Navajo Southern System	31.4	%(b)	27,044	(16,880)	1,576
Palo Verde – Yuma 500KV System	23.9	%(b)	10,347	(4,545)	26
Four Corners Switchyards	27.5	%(b)	2,852	(1,801)	—
Phoenix – Mead System	17.1	%(b)	36,418	(2,723)	—
Palo Verde – Estrella 500KV System	55.5	%(b)	72,613	(2,907)	841
Palo Verde – Southeast Valley Project	15.0	%(b)	—	—	1,136
Harquahala	80.0	%(b)	—	—	10
Pinnacle West Energy:
Generating Facilities:
Silverhawk	75.0%		301,288	(6,954)	21

(a)	PacifiCorp owns Cholla Unit 4 and APS operates the unit for PacifiCorp. The common facilities at Cholla are jointly-owned.

(b)	Weighted average of interests.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies

Palo Verde Nuclear Generating Station

     Spent Nuclear Fuel and Waste Disposal

     Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before 2010 and it does not intend to begin accepting spent nuclear fuel prior to that date. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other Palo Verde owners), filed damages actions against the DOE in the Court of Federal Claims. Arizona Public Service Company v. United States of America, United States Court of Federal Claims, 03-2832C.

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

     APS has existing fuel storage pools at Palo Verde and is operating a new facility for on-site dry storage of spent nuclear fuel. With the existing storage pools and the addition of the new facility, APS believes spent nuclear fuel storage or disposal methods will be available for use by Palo Verde to allow its continued operation through the term of the operating license for each Palo Verde unit.

     Although some low-level waste has been stored on-site in a low-level waste facility, APS is currently shipping low-level waste to off-site facilities. APS currently believes interim low-level waste storage methods are or will be available for use by Palo Verde to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

     APS currently estimates it will incur $115 million (in 2004 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. As of December 31, 2004, APS had spent $11 million for on-site interim spent nuclear fuel storage. APS has recorded a regulatory asset of $11 million and is currently seeking recovery of these costs through future rates (see “APS General Rate Case; 2004 Settlement Agreement” in Note 3).

     APS believes that scientific and financial aspects of the issues of spent nuclear fuel and low-level waste storage and disposal can be resolved satisfactorily. However, APS acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which APS is less able to predict. APS expects to vigorously protect and pursue its rights related to this matter.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Nuclear Insurance

     The Palo Verde participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $101 million, subject to an annual limit of $10 million per incident. Based on APS’ interest in the three Palo Verde units, APS’ maximum potential assessment per incident for all three units is approximately $88 million, with an annual payment limitation of approximately $9 million.

     The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

     Purchased Power and Fuel Commitments

     APS and Pinnacle West are parties to various purchased power and fuel contracts with terms expiring from 2005 through 2025 that include required purchase provisions. We estimate the contract requirements to be approximately $187 million in 2005; $90 million in 2006; $81 million in 2007; $66 million in 2008; $68 million in 2009 and $363 million thereafter. However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances.

     Of the various purchased power and fuel contracts mentioned above some of those contracts have take-or-pay provisions. The contracts APS has for the supply of its coal supply have take-or-pay provisions. The current take-or-pay coal contracts have terms that expire in 2016.

     The following table summarizes the estimated take-or-pay commitments for the existing terms (dollars in millions):

	Estimated
	Years Ending December 31,
	2005	2006	2007	2008	2009	Thereafter
Coal take-or-pay commitments (a)	$48	$48	$49	$42	$44	$311

(a)	Total take-or-pay commitments are approximately $542 million. The total net present value of these commitments is approximately $389 million.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coal Mine Reclamation Obligations

     APS must reimburse certain coal providers for amounts incurred for coal mine reclamation. APS’ coal mine reclamation obligation was $61 million at December 31, 2004 and $60 million at December 31, 2003 and is included in deferred credits-other on the Consolidated Balance Sheets.

California Energy Market Issues and Refunds in the Pacific Northwest

     FERC In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. APS was a seller and a purchaser in the California markets at issue, and to the extent that refunds are ordered, APS should be a recipient as well as a payor of such amounts. The FERC is still considering the evidence and refund amounts have not yet been finalized. APS does not anticipate material changes in its exposure and still believes, subject to the finalization of the revised proxy prices, that it will be entitled to a net refund.

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

     On March 26, 2003, FERC made public a Final Report on Price Manipulation in Western Markets, prepared by its staff and covering spot markets in the West in 2000 and 2001. The report stated that a significant number of entities who participated in the California markets during the 2000-2001 time period, including APS, may potentially have been involved in arbitrage transactions that allegedly violated certain provisions of the ISO tariff. After reviewing the matter, along with the data supplied by APS, the FERC staff moved to dismiss the claims against APS and to dismiss the proceeding. The motion to dismiss was granted by the FERC on January 22, 2004. Certain parties have sought rehearing of this order, and that request is pending.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     California Civil Energy Market Litigation The State of California and others have filed various claims, which have now been consolidated, against several power suppliers to California alleging antitrust violations. Wholesale Electricity Antitrust Cases I and II, Superior Court in and for the County of San Diego, Proceedings Nos. 4204-00005 and 4204-00006. Two of the suppliers who were named as defendants in those matters, Reliant Energy Services, Inc. (and other Reliant entities) and Duke Energy and Trading, LLP (and other Duke entities), filed cross-claims against various other participants in the PX and California independent system operator markets, including APS, attempting to expand those matters to such other participants. APS has not yet filed a responsive pleading in the matter, but APS believes the claims by Reliant and Duke as they relate to APS are without merit.

     APS was also named in a lawsuit regarding wholesale contracts in California, which, after moving to state court, has been removed to the federal court for a second time. James Millar, et al. v. Allegheny Energy Supply, et al., San Francisco Superior Court, Case No. 407867, U.S. District Court (Northern District) C-04-0519 SBA. The First Amended Complaint alleges basically that the contracts entered into were the result of an unfair and unreasonable market, in violation of California unfair competition laws. The PX has filed a lawsuit against the State of California regarding the seizure of forward contracts and the State has filed a cross complaint against APS and numerous other PX participants. Cal PX v. The State of California, Superior Court in and for the County of Sacramento, JCCP No. 4203. Various motions continue to be filed, and we currently believe these claims will have no material adverse impact on our financial position, results of operations or liquidity.

Construction Program

     Consolidated capital expenditures in 2005 are estimated to be (dollars in millions):

APS	$772
Pinnacle West Energy	7
SunCor	114
Other	8

Total	$901

Natural Gas Supply

     Pursuant to the terms of a comprehensive settlement entered into in 1996 with El Paso Natural Gas Company, the rates charged for natural gas transportation are subject to a rate moratorium through December 31, 2005.

     On July 9, 2003 the FERC issued an order that altered the capacity rights of parties to the 1996 settlement but maintained the cost responsibility provisions agreed to by parties to that settlement. The D.C. Court of Appeals recently upheld the FERC’s authority to alter the capacity rights of parties to the settlement. With respect to the FERC’s authority to maintain the cost responsibility provisions of the settlement, a party has sought appellate review and is seeking to reallocate the costs responsibility associated with the changed contractual obligations in a way that would be less favorable to APS and Pinnacle West Energy than under the FERC’s July 9, 2003 order. Should this party prevail on this point, APS and Pinnacle West Energy’s annual capacity cost could be increased by approximately $3 million per year, from September 2003 through December 2005.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     El Paso is required under the terms of the 1996 settlement to file a new rate case by July 1, 2005, with new rates to become effective on January 1, 2006. APS cannot currently assess the financial impact that El Paso’s filing could have on rates.

Navajo Nation Litigation

     In June 1999, the Navajo Nation served Salt River Project with a lawsuit naming Salt River Project, several Peabody Coal Company entities (collectively, “Peabody”), Southern California Edison Company and other defendants, and citing various claims in connection with the renegotiations of the coal royalty and lease agreements under which Peabody mines coal for the Navajo Generating Station and the Mohave Generating Station. The Navajo Nation v. Peabody Holding Company, Inc., et al., United States District Court for the District of Columbia, CA-99-0469-EGS (the “D.C. Lawsuit”). APS is a 14% owner of the Navajo Generating Station, which Salt River Project operates. The D.C. Lawsuit alleges, among other things, that the defendants obtained a favorable coal royalty rate by improperly influencing the outcome of a federal administrative process under which the royalty rate was to be adjusted. The suit seeks $600 million in damages, treble damages, punitive damages of not less than $1 billion, and the ejection of defendants “from all possessory interests and Navajo Tribal lands arising out of the [primary coal lease]”. In July 2001, the court dismissed all claims against Salt River Project.

     In January, 2005, Peabody served APS with a lawsuit naming APS and the other Navajo Generating Station participants and seeking, among other things, a declaration that the participants “are obligated to reimburse Peabody for any royalty, tax, or other obligation arising out of the D.C. Lawsuit”. Peabody Western Coal Company v. Salt River Project Agricultural Improvement and Power District, et al., Circuit Court for the City of St. Louis, Division No. 1, Cause No. 042-08561. Based on APS’ ownership interest in the Navajo Generating Station, APS could be liable for up to 14% of any such obligation. Because the litigation is in preliminary stages, APS cannot currently predict the outcome of this matter.

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

12. Asset Retirement Obligations

     APS has asset retirement obligations for its Palo Verde nuclear facilities and certain other generation, transmission and distribution assets. The Palo Verde asset retirement obligation primarily relates to final plant decommissioning. This obligation is based on the NRC’s requirements for disposal of radiated property or plant and agreements APS reached with the ACC for final decommissioning of the plant. The non-nuclear generation asset retirement obligations primarily relate to requirements for removing portions of those plants at the end of the plant life or lease term. Some of APS’ transmission and distribution assets have asset retirement obligations because they are subject to right of way and easement agreements that require final removal. These agreements have a history of uninterrupted renewal that APS expects to continue. As a result, APS cannot reasonably estimate the fair value of the asset retirement obligation related to such distribution and transmission assets. The asset retirement obligations associated with our non-regulated assets are immaterial.

     To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations. APS invests the trust funds in fixed income and domestic equity securities and classifies them as available for sale. The following table shows the cost and fair value of APS’ nuclear decommissioning trust fund assets which are on the Consolidated Balance Sheets at December 31, 2004 and December 31, 2003 (dollars in millions):

	December 31,	December 31,
	2004	2003
Trust fund assets – at cost
Fixed income securities	$134	$124
Domestic stock	83	74

Total	$217	$198

Trust fund assets – at fair value
Fixed income securities	$150	$140
Domestic stock	118	101

Total	$268	$241

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following schedule shows the change in our asset retirement obligations during the years ended December 31, 2004 and 2003 (dollars in millions):

	2004	2003
At beginning of year	$234	$219
Changes attributable to:
Liabilities incurred	—	—
Liabilities settled	(1)	—
Accretion expense	17	15
Estimated cash flow revisions	2	—

At end of year	$252	$234

     In accordance with SFAS No. 71, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal. At December 31, 2004, regulatory liabilities shown on Pinnacle West’s Consolidated Balance Sheets included approximately $462 million of estimated future removal costs that are not considered legal obligations.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Selected Quarterly Financial Data (Unaudited)

     The following note presents quarterly financial information for 2004 and 2003. We are disclosing originally reported amounts and revised amounts in the first and second quarters of 2004 due to the adoption of FSP 106-2, which was implemented on June 30, 2004 (see Note 8) and in each period for the reclassification of NAC as discontinued operations (see Note 22).

     Consolidated quarterly financial information for 2004 and 2003 is as follows (dollars in thousands, except per share amounts):

	2004 Quarter Ended				2004
	March 31,	June 30,	September 30,	December 31,	Total
As originally reported:
Operating Revenues	$574,369	$722,686	$886,779	$734,718	$2,918,552
Operations and Maintenance	138,656	140,245	160,765	159,431	599,097
Operating Income	83,371	121,160	210,836	90,745	506,112
Income Taxes	15,627	44,027	58,900	11,283	129,837
Income From Continuing Operations	29,768	71,057	103,886	29,318	234,029
Net Income (a)	30,156	71,370	105,400	33,729	240,655
NAC Reclassifications (see Note 22):
Operating Revenues	(8,024)	(10,803)	—	—	(18,827)
Operating Income	(443)	(1,950)	—	—	(2,393)
Income Taxes	(159)	(821)	—	—	(980)
Income From Continuing Operations	(247)	(1,104)	—	—	(1,351)
Medicare Subsidy Adoption (See Note 8):
Operations and Maintenance	(1,270)	(1,270)	—	—	(2,540)
Operating Income	1,270	1,270	—	—	2,540
Income from Continuing Operations	1,270	1,270	—	—	2,540
Net Income	1,270	1,270	—	—	2,540
After NAC Reclassifications and Medicare Subsidy Adoption:
Operating Revenues	566,345	711,883	886,779	734,718	2,899,725
Operations and Maintenance	137,386	138,975	160,765	159,431	596,557
Operating Income	84,198	120,480	210,836	90,745	506,259
Income Taxes	15,468	43,206	58,900	11,283	128,857
Income From Continuing Operations	30,791	71,223	103,886	29,318	235,218
Net Income (a) (b)	31,426	72,640	105,400	33,729	243,195

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003 Quarter Ended				2003
	March 31,	June 30,	September 30,	December 31,	Total
As originally reported:
Operating Revenues	$552,643	$683,302	$847,703	$734,204	$2,817,852
Operating Income	69,255	132,482	198,850	81,466	482,053
Income Taxes	12,754	35,248	50,528	7,030	105,560
Income From Continuing Operations	20,153	54,889	109,538	45,996	230,576
Net Income (a)	25,298	56,142	110,048	49,091	240,579
NAC reclassifications (see Note 22):
Operating Revenues	(11,382)	(19,637)	(16,701)	(10,638)	(58,358)
Operating Income	(3,675)	(1,347)	(1,489)	(1,600)	(8,111)
Income Taxes	(1,402)	(507)	(567)	(611)	(3,087)
Income From Continuing Operations	(2,167)	(783)	(878)	(945)	(4,773)
Reclassified:
Operating Revenues	541,261	663,665	831,002	723,566	2,759,494
Operating Income	65,580	131,135	197,361	79,866	473,942
Income Taxes	11,352	34,741	49,961	6,419	102,473
Income From Continuing Operations	17,986	54,106	108,660	45,051	225,803
Net Income (a) (b)	25,298	56,142	110,048	49,091	240,579

(a)	Includes income from discontinued operations at SunCor (see Note 22).

(b)	Includes income (loss) from NAC’s discontinued operations (see Note 22).

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Earnings per share:

	2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
As originally reported – Basic earnings per share (a):
Income From Continuing Operations	$0.33	$0.78	$1.14	$0.32
Net Income	0.33	0.78	1.15	0.37
After NAC reclassification and Medicare subsidy adoption – Basic earnings per share (a):
Income from Continuing Operations	0.34	0.78	1.14	0.32
Net Income	0.34	0.80	1.15	0.37
As originally reported – Diluted earnings per share (a):
Income From Continuing Operations	0.33	0.78	1.14	0.32
Net Income	0.33	0.78	1.15	0.37
After NAC reclassification and Medicare subsidy adoption – Diluted earnings per share (a):
Income From Continued Operations	0.34	0.78	1.14	0.32
Net Income	0.34	0.79	1.15	0.37

	2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
As originally reported – Basic earnings per share (b):
Income From Continuing Operations	$0.22	$0.60	$1.20	$0.50
Net Income	0.28	0.62	1.21	0.54
Reclassified – Basic earnings per share (b):
Income from Continuing Operations	0.20	0.59	1.19	0.49
Net Income	0.28	0.62	1.21	0.54
As originally reported – Diluted earnings per share (b):
Income From Continuing Operations	0.22	0.60	1.20	0.50
Net Income	0.28	0.61	1.20	0.54
Reclassified – Diluted earnings per share (b):
Income From Continued Operations	0.20	0.59	1.19	0.49
Net Income	0.28	0.61	1.20	0.54

(a)	The difference between originally reported and revised basic and diluted earnings per share related to the sale of NAC (see Note 22) and the adoption of the Medicare subsidy, which changed reported amounts for the first and second quarter of 2004 (See Note 8). The earnings per share impact from the sale of NAC or the adoption of the Medicare subsidy did not change earnings per share by more than $0.02 in any given quarter in 2004.

(b)	The difference between originally reported and reclassified basic and diluted earnings per share for income from continuing operations related to the sale of NAC (see Note 22). The earnings per share impact from the sale of NAC did not change earnings per share by more than $0.02 in any given quarter in 2003.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Fair Value of Financial Instruments

     We believe that the carrying amounts of our cash equivalents are reasonable estimates of their fair values at December 31, 2004 and 2003 due to their short maturities.

     We hold investments in debt securities for purposes other than trading. We believe that the carrying amounts of these investments represent reasonable estimates of their fair values at December 31, 2004 and 2003 due to the short-term reset of interest rates.

     We also hold investments in fixed income and domestic equity securities for purposes other than trading. The December 31, 2004 and 2003 fair values of such investments, which we determine by using quoted market prices, approximate their carrying amount. For further information, see disclosure of cost and fair value of APS’ nuclear decommissioning trust fund assets in Note 12.

     On December 31, 2004, the carrying value of our long-term debt (excluding capitalized lease obligations) was $3.19 billion, with an estimated fair value of $3.30 billion. The carrying value of our long-term debt (excluding capitalized lease obligations) was $3.31 billion on December 31, 2003, with an estimated fair value of $3.46 billion. The fair value estimates are based on quoted market prices of the same or similar issues.

15. Earnings Per Share

     The following table presents earnings per weighted average common share outstanding for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Basic earnings per share:
Income from continuing operations	$2.57	$2.47	$2.79
Income (loss) from discontinued operations	0.09	0.17	(0.26)
Cumulative effect of change in accounting	—	—	(0.77)

Earnings per share – basic	$2.66	$2.64	$1.76

Diluted earnings per share:
Income from continuing operations	$2.57	$2.47	$2.78
Income (loss) from discontinued operations	0.09	0.16	(0.25)
Cumulative effect of change in accounting	—	—	(0.77)

Earnings per share – diluted	$2.66	$2.63	$1.76

     Dilutive stock options increased average common shares outstanding by approximately 135,000 shares in 2004, 140,000 shares in 2003 and 61,000 shares in 2002. Total average common shares outstanding for the purposes of calculating diluted earnings per share were 91,532,473 shares in 2004, 91,405,134 shares in 2003 and 84,963,921 shares in 2002.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Options to purchase 1,058,616 shares of common stock were outstanding at December 31, 2004 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share were 2,291,646 at December 31, 2003 and 1,629,958 at December 31, 2002.

16. Stock-Based Compensation

     Pinnacle West offers stock-based compensation plans for officers and key employees of the Company and our subsidiaries.

     In May 2002, shareholders approved the 2002 Long-Term Incentive Plan (2002 plan), which allows Pinnacle West to grant performance shares, stock ownership incentive awards and non-qualified and performance-accelerated stock options to key employees. The Company has reserved 6 million shares of common stock for issuance under the 2002 plan. No more than 1.8 million shares may be issued in relation to performance share awards and stock ownership incentive awards. The plan also provides for the granting of new non-qualified stock options at a price per share not less than the fair market value of the common stock at the time of grant. The stock options vest over three years, unless certain performance criteria are met, which can accelerate the vesting period. The term of the option cannot be longer than 10 years and the option cannot be repriced during its term.

     The 1994 plan includes outstanding options but no new options will be granted under the plan. Options vested one-third of the grant per year beginning one year after the date the option is granted and expire ten years from the date of the grant. The 1994 plan also provided for the granting of any combination of shares of restricted stock, stock appreciation rights or dividend equivalents.

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

     In addition, see Note 2 for discussion of a new standard on share based payments (SFAS No. 123R).

     Total stock-based compensation cost, including restricted stock, performance shares, stock options, and stock ownership incentives was $8 million in 2004, $6 million in 2003 and $5 million in 2002 for Pinnacle West, and $6 million in 2004, $3 million in 2003 and $3 million in 2002 for APS.

     The following table is a summary of the status of outstanding stock options under our equity incentive plans as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates:

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	2004	Exercise	2003	Exercise	2002	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,698,246	$38.56	2,185,129	$39.96	1,832,725	$39.52
Granted	37,580	37.85	621,875	32.29	603,900	38.37
Exercised	(372,205)	34.02	(62,366)	26.09	(163,381)	28.25
Forfeited	(87,498)	42.31	(46,392)	37.61	(88,115)	41.54

Outstanding at end of year	2,276,123	39.14	2,698,246	38.56	2,185,129	39.96

Options exercisable at year-end	1,859,340	40.59	1,787,622	40.35	1,155,357	39.66

Weighted average fair value of options granted during the year		$3.53		$7.37		$6.16

     The following table summarizes information about our stock options at December 31, 2004:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Exercise	Options	Exercise	Contract	Options	Exercise
Prices Per Share	Outstanding	Price	Life (Years)	Exercisable	Price
$23.39 – 28.07	4,750	$27.44	0.5	4,750	$27.44
28.07 – 32.75	515,344	32.24	7.8	129,706	32.10
32.75 – 37.42	138,863	34.72	4.4	138,863	34.72
37.42 – 42.10	693,482	38.83	5.9	662,337	38.87
42.10 – 46.78	923,684	43.95	5.4	923,684	43.95

	2,276,123			1,859,340

     The following table is a summary of the amount and weighted-average grant date fair value of stock compensation awards granted, other than options, during the years ended December 31, 2004, 2003 and 2002:

	2004	2004 Grant		2003	2003 Grant		2002	2002 Grant
	Shares	Price		Shares	Price		Shares	Price
Restricted stock	4,000	$37.68	(a)	4,000	$32.20	(a)	6,000	$38.84	(a)
Performance share awards	215,285	37.85	(b)	119,085	32.29	(b)	115,975	38.37	(b)
Stock ownership incentive awards	9,015	40.29	(c)	—	—		—	—

(a)	Restricted stock priced at the average of the high and low market price on the grant date.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(b)	Performance shares priced at the closing market price on the grant date.

(c)	Shares are based on estimated ownership of Pinnacle West common stock.

17. Business Segments

     We have three principal business segments (determined by products, services and the regulatory environment):

•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission and distribution;

•	our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading and APS Energy Services’ commodity-related energy services; and

•	our real estate segment, which consists of SunCor’s real estate development and investment activities.

     In 2004, our other segment includes a $35 million gain ($21 million after-tax) related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns. The other segment also includes activity related to APS Energy Services’ non-commodity trading activities, as well as the parent company and other subsidiaries.

     Financial data for the years ended December 31, 2004, 2003 and 2002 by business segments is provided as follows (dollars in millions):

	Business Segments for the Year Ended December 31, 2004
		Marketing
	Regulated	and
	Electricity	Trading	Real Estate	Other	Total
Operating revenues	$2,035	$462	$360	$43	$2,900
Purchased power and fuel costs	568	382	—	—	950
Other operating expenses	685	34	290	34	1,043

Operating margin	782	46	70	9	907
Depreciation and amortization	384	11	6	—	401
Interest expense	169	8	2	—	179
Other expense/(income)	4	(2)	(5)	(34)	(37)

Pretax margin	225	29	67	43	364
Income taxes	74	11	27	17	129

Income from continuing operations	151	18	40	26	235
Income from discontinued operations – net of income taxes of $5 (see Note 22)	—	—	4	4	8

Net income	$151	$18	$44	$30	$243

Total assets	$8,674	$746	$454	$23	$9,897

Capital expenditures	$483	$34	$81	$—	$598

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Business Segments for the Year Ended December 31, 2003
		Marketing
	Regulated	and
	Electricity	Trading	Real Estate	Other	Total
Operating revenues	$1,978	$392	$362	$27	$2,759
Purchased power and fuel costs	517	345	—	—	862
Other operating expenses	625	34	306	23	988

Operating margin	836	13	56	4	909
Depreciation and amortization	428	1	6	—	435
Interest expense	172	—	2	1	175
Other expense/(income)	(4)	—	(25)	—	(29)

Pretax margin	240	12	73	3	328
Income taxes	70	3	28	1	102

Income from continuing operations	170	9	45	2	226
Income from discontinued operations – net of income taxes of $10 (see Note 22)	—	—	10	5	15

Net income	$170	$9	$55	$7	$241

Total assets	$8,373	$680	$439	$27	$9,519

Capital expenditures	$686	$9	$72	$—	$767

	Business Segments for the Year Ended December 31, 2002
		Marketing
	Regulated	and
	Electricity	Trading	Real Estate	Other	Total
Operating revenues	$1,890	$287	$201	$27	$2,405
Purchased power and fuel costs	377	155	—	—	532
Other operating expenses	659	34	185	22	900

Operating margin	854	98	16	5	973
Depreciation and amortization	416	2	4	—	422
Interest expense	141	—	2	—	143
Other expense/(income)	19	—	(7)	7	19

Pretax margin	278	96	17	(2)	389
Income taxes	108	38	7	(1)	152

Income (loss) from continuing operations	170	58	10	(1)	237
Income (loss) from discontinued operations – net of income taxes of $14 (see Note 22)	—	—	9	(31)	(22)
Cumulative effect of change in accounting for trading activities – net of income taxes of $43	—	(66)	—	—	(66)

Net income (loss)	$170	$(8)	$19	$(32)	$149

Capital expenditures	$893	$19	$72	$—	$984

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Derivative and Energy Trading Accounting

     We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal, emissions allowances and in interest rates. We manage risks associated with these market fluctuations by utilizing various instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we use such instruments to hedge our exposure to changes in interest rates and to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. As of December 31, 2004, we hedged exposures to the price variability of the commodities for a maximum of eight years. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

     We recognize all derivatives, except those which receive a scope exception, as either assets or liabilities on the balance sheet and measure those instruments at fair value in accordance with SFAS No. 133, as amended by SFAS No. 149. Derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business receive the normal purchase and sales exception and are accounted for under the accrual method of accounting. Changes in the fair value of derivative instruments are recognized periodically in income unless certain hedge criteria are met. For cash flow hedges, changes in the fair value of the derivative are recognized in common stock equity (as a component of other comprehensive income (loss)). For fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item associated with the hedged risk are recognized in earnings. We use cash flow hedges to limit our exposure to cash flow variability on forecasted transactions. We use fair value hedges to limit our exposure to changes in fair value of an asset or liability.

     We assess hedge effectiveness both at inception and on a continuing basis. Hedge effectiveness is related to the degree to which the derivative contract and the hedged item are correlated. It is measured based on the relative changes in fair value between the derivative contract and the hedged item over time. We exclude the time value of certain options from our assessment of hedge effectiveness. Any change in the fair value resulting from ineffectiveness, or the amount by which the derivative contract and the hedged commodity are not directly correlated, is recognized immediately in net income.

     Both non-trading and trading derivatives that do not receive a scope exception are classified as assets and liabilities from risk management and trading activities on the Consolidated Balance Sheets. Certain of our non-trading derivatives qualify for cash flow hedge accounting treatment. Non-trading derivatives, or any portion thereof that are not effective hedges, are adjusted to fair value through income. Gains and losses related to non-trading derivatives that qualify as cash flow hedges of expected transactions are recognized in revenue or purchased power and fuel expense as an offset to the related item being hedged when the underlying hedged physical transaction impacts earnings. If it becomes probable that a forecasted transaction will not occur, we discontinue the use of hedge accounting and recognize in income the unrealized gains and losses that were previously recorded in other comprehensive income (loss). In the event a non-trading derivative is terminated or settled, the unrealized gains and losses remain in other comprehensive income (loss), and are recognized in income when the underlying transaction impacts earnings.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     All gains and losses (realized and unrealized) on trading contracts that qualify as derivatives are included in marketing and trading segment revenues on the Consolidated Statements of Income on a net basis. Trading contracts that do not meet the definition of a derivative are accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received.

     In the electricity business, some contracts to purchase energy are netted against other contracts to sell energy. This is called “book-out” and usually occurs in contracts that have the same terms (quantities and delivery points) and for which power does not flow. We net these book-outs, which reduces both revenues and purchased power and fuel costs in our Consolidated Statement of Income, but this does not impact our financial condition, net income or cash flows.

     In November 2003, the FASB revised its derivative guidance in DIG Issue No. C15, “Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity.” Effective January 1, 2004, the new guidance changed the criteria for the normal purchases and sales scope exception for electricity contracts. The implementation of this guidance did not have a material impact on our consolidated financial statements.

     During 2002, the EITF discussed EITF 02-3 and reached a consensus on certain issues. EITF 02-3 rescinded EITF 98-10 and was effective October 25, 2002 for any new contracts, and on January 1, 2003 for existing contracts, with early adoption permitted. We adopted the EITF 02-3 guidance for all contracts in the fourth quarter of 2002. We recorded a $66 million after-tax charge in net income as a cumulative effect adjustment for the previously recorded accumulated unrealized mark-to-market on energy trading contracts that did not meet the accounting definition of a derivative.

Cash Flow Hedges

     The changes in the fair value of our hedged positions included in the Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002 are comprised of the following (dollars in thousands):

	2004	2003	2002
Gains/(losses) on the ineffective portion of derivatives qualifying for hedge accounting	$(1,568)	$8,237	$9,763
Gains/(losses) from the change in options’ time value excluded from measurement of effectiveness	185	181	(2,484)
Gains from the discontinuance of cash flow hedges	1,137	—	386

     During the twelve months ending December 31, 2005, we estimate that a net gain of $44 million before income taxes will be reclassified from accumulated other comprehensive loss as an offset to the effect on earnings of market price changes for the related hedged transactions.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our assets and liabilities from risk management and trading activities are presented in two categories, consistent with our business segments:

•	Regulated Electricity – non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for APS’ Native Load requirements of our regulated electricity business segment; and

•	Marketing and Trading – both non-trading and trading derivative instruments of our competitive business segment.

     The following table summarizes our assets and liabilities from risk management and trading activities at December 31, 2004 and 2003 (dollars in thousands):

December 31, 2004

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated electricity:
Mark-to-market	$45,220	$19,417	$(19,191)	$(12,000)	$33,446
Options and margin account	18,821	118	(8,879)	—	10,060
Marketing and trading:
Mark-to-market	102,855	204,512	(68,008)	(132,683)	106,676
Emission allowances – at cost and margin account	—	294	(17,328)	(11,579)	(28,613)

Total	$166,896	$224,341	$(113,406)	$(156,262)	$121,569

December 31, 2003

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated electricity:
Mark-to-market	$44,079	$5,900	$(47,268)	$(3,028)	$(317)
Options	—	12,101	—	—	12,101
Marketing and trading:
Mark-to-market	53,551	116,363	(37,023)	(63,398)	69,493
Emission allowances – at cost	—	4,582	(8,464)	(16,304)	(20,186)

Total	$97,630	$138,946	$(92,755)	$(82,730)	$61,091

     Cash or other assets may be required to serve as collateral against our open positions on certain energy-related contracts. Collateral provided to counterparties is $1 million at December 31, 2004 and $1 million at December 31, 2003, and is included in other current assets on the Consolidated Balance Sheet. Collateral provided to us by counterparties is $18 million at

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and $12 million at December 31, 2003, and is included in other current liabilities on the Consolidated Balance Sheet.

Fair Value Hedges

     On January 29, 2004, we entered into two fixed-for-floating interest rate swap transactions on our $300 million 6.4% Senior Notes. The purpose of these hedges is to protect against significant fluctuations in the fair value of our debt. Our interest rate swaps are considered to be fully effective with any resulting gains or losses on the derivative offset by a similar loss or gain amount on the underlying fair value of debt. The fair value of the interest rate swaps was $2.6 million at December 31, 2004 and is included in investments and other assets with the corresponding offset in long-term debt less current maturities on the Consolidated Balance Sheets.

Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represents approximately 35% of Pinnacle West’s $391 million of risk management and trading assets as of December 31, 2004. Our risk management process assesses and monitors the financial exposure of these and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparties noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities, local distribution companies and financial institutions. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties. See Note 1 “Derivative” for a discussion of our credit valuation adjustment policy.

19. Other Income and Other Expense

     The following table provides detail of other income and other expense for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2004	2003	2002
Other income:
Investment gains (a)	$38,256	$3,649	$—
Interest income	7,470	4,412	4,332
SunCor non-operating income (b)	4,458	24,740	7,355
Asset sales	3,026	618	568
Miscellaneous	779	2,144	2,655

Total other income	$53,989	$35,563	$14,910

Other expense:
Non-operating costs (c)	$(15,524)	$(14,959)	$(12,958)
Asset sales	(1,382)	(1,522)	(6,472)
Investment losses (d)	—	—	(10,439)
Miscellaneous	(4,604)	(4,093)	(3,786)

Total other expense	$(21,510)	$(20,574)	$(33,655)

(a)	Primarily related to the gain on the sale of El Dorado’s limited partnership interest in the Phoenix Suns in the second quarter of 2004 for $35 million ($21 million after tax).

(b)	Primarily related to the sale at SunCor of a land interest and profit participation agreement in the fourth quarter of 2003 for $18 million. In 2002, SunCor received $2.5 million for the profit participation.

(c)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations).

(d)	Primarily related to El Dorado’s investment losses in NAC prior to consolidation in the third quarter of 2002.

20. Variable Interest Entities

     In 1986, APS entered into agreements with three separate VIE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. See Note 9 for further information about the sale leaseback transactions. We are not the primary beneficiary of the Palo Verde VIEs and, accordingly, do not consolidate them.

     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2004, APS would have been required to assume approximately $250 million of debt and pay the equity participants approximately $192 million.

     In the first quarter of 2004, we adopted FIN No. 46R, “Consolidation of Variable Interest Entities” for all non-SPE contractual arrangements. SunCor has certain land development arrangements that are required to be consolidated under FIN No. 46R. The assets and non-controlling

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interests reflected in our Consolidated Balance Sheets related to these arrangements were approximately $34 million at December 31, 2004.

21. Guarantees

     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our unregulated subsidiaries. Our parental guarantees related to Pinnacle West Energy consist of equipment and performance guarantees related to our generation construction program, and long-term service agreement guarantees for new power plants. Our credit support instruments enable APS Energy Services to offer commodity energy and energy-related products. Non-performance or payment under the original contract by our unregulated subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Consolidated Balance Sheets related to Pinnacle West’s guarantees on behalf of its subsidiaries. Our guarantees have no recourse or collateral provisions to allow us to recover amounts paid under the guarantee. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at December 31, 2004 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
Parental:
Pinnacle West Energy	$25	1	$—	—
APS Energy Services	46	1	51	1

Total	$71		$51

     At December 31, 2004, we had entered into approximately $39 million of letters of credit which support various transmission and construction agreements. These letters of credit expire in 2005 and 2006. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required. At December 31, 2004, Pinnacle West has approximately $3 million of letters of credit related to workers’ compensation expiring in 2006.

     APS has entered into various agreements that require letters of credit for financial assurance purposes. At December 31, 2004, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations. In July 2004, $150 million of these letters of credit were renewed for a three-year term and expire in 2007. The remainder expire in 2005. APS has also entered into approximately $102 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2005. Additionally, APS has approximately $5 million of letters of credit related to counterparty collateral requirements expiring in 2006. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

     We provide indemnifications relating to liabilities arising from or related to certain of our agreements. APS has provided indemnifications to the equity participants and other parties in the Palo Verde sale leaseback transactions with respect to certain tax matters. Generally, a maximum obligation is not explicitly stated in the indemnification and therefore, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Based on historical

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnifications is likely.

22. Discontinued Operations

     The following table provides a summary of SunCor and NAC income (loss) from discontinued operations (after income taxes) for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

	2004	2003	2002
SunCor	$4	$10	$9
NAC	4	5	(31)

Total income (loss) from discontinued operations	$8	$15	$(22)

SunCor

     Certain components of SunCor’s real estate sales activities, which are included in the real estate segment, are required to be reported as discontinued operations on Pinnacle West’s Consolidated Statements of Income in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Among other guidance, SFAS No. 144 prescribes accounting for discontinued operations and defines certain activities as discontinued operations.

     In the second quarter of 2002, SunCor sold a retail center, but maintained a continuing involvement through a management contract. In the first quarter of 2003, this management contract was canceled. As a result, the after-tax gain of $6 million ($10 million pre-tax) recorded in operations in 2002 related to this property was reclassified as discontinued operations on our Consolidated Statements of Income. The income from discontinued operations in the year ended December 31, 2002 primarily reflects this sale.

     In 2003, SunCor sold its water utility company, which resulted in an after-tax gain of $8 million ($14 million pretax). The amounts of the gain on the sale and operating income of the water utility company in 2003 and 2002 are classified as discontinued operations on Pinnacle West’s Consolidated Statements of Income.

     In the fourth quarter of 2003, SunCor sold a retail center, which resulted in an after-tax gain of $2 million ($3 million pretax). The gain on the sale and the operating income related to this property in 2003 are classified as discontinued operations on Pinnacle West’s Consolidated Statements of Income. There were no prior-year operations related to this retail center.

     In 2004, SunCor sold commercial property, which resulted in an after-tax gain of $1 million ($2 million pretax). The gain on the sale and the operating income related to this property in 2004 are classified as discontinued operations on Pinnacle West’s Consolidated Statements of Income. There were no prior-year operations related to this property.

     The following table provides SunCor’s revenue and income before income taxes (including the gains on disposals as noted above) related to properties classified as discontinued operations on

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West’s Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

	2004	2003	2002
Revenue	$11	$71	$35
Income before taxes	6	17	15

NAC

     In July 2004, we entered into an agreement to sell our investment in NAC. The transaction closed on November 18, 2004 and resulted in a pre-tax gain of $4 million, which is classified as discontinued operations in 2004. El Dorado began consolidating the operations of NAC in the third quarter of 2002. All related revenues and expenses for NAC have been reclassified to discontinued operations for the years ended December 31, 2003 and 2002 on Pinnacle West’s Consolidated Statements of Income.

     The following table provides the revenue and income before taxes (including the gain on disposal as noted above) for El Dorado’s investment in NAC that was classified as discontinued operations for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

	2004	2003	2002
Revenue	$31	$58	$35
Income (loss) before taxes	7	8	(50)

Percentage-of-Completion – NAC

     Certain NAC contract revenues are accounted for under the percentage-of-completion method. Revenues are recognized based upon total costs incurred to date compared to total costs expected to be incurred for each contract. Revisions in contract revenue and cost estimates are reflected in the accounting period when known. Provisions are made for the full amounts of anticipated losses in the periods in which they are first determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income, and are recognized in the period in which revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred.

Assets and Liabilities Related to Discontinued Operations

     Due to the sale of NAC, all NAC assets and liabilities have been reclassified to assets and liabilities related to discontinued operations on the Consolidated Balance Sheets at December 31, 2003 and are provided in the following table (dollars in thousands):

Cash	$5,867
Customer and other receivables	11,066
Net property, plant and equipment	5,404
Other	728

Assets related to discontinued operations	$23,065

Accounts payable	$10,406
Long-term debt less current maturities	800
Other	5,221

Liabilities related to discontinued operations	$16,427

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(ARIZONA PUBLIC SERVICE COMPANY)

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and relates also to the Company’s financial statements.

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Arizona Public Service Company
Phoenix, Arizona

     We have audited the accompanying balance sheets of Arizona Public Service Company (the “Company”) as of December 31, 2004 and 2003, and the related statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

March 15, 2005

ARIZONA PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Electric Operating Revenues:
Regulated electricity	$2,051,602	$1,999,390	$1,902,112
Marketing and trading	145,519	105,541	34,054

Total	2,197,121	2,104,931	1,936,166

Operating Expenses:
Regulated electricity purchased power and fuel	612,300	606,251	438,141
Marketing and trading purchased power and fuel	150,954	97,180	32,662
Operations and maintenance	540,277	513,604	495,845
Depreciation and amortization	336,648	389,240	399,640
Income taxes (Notes 4 and S-2)	113,696	91,646	132,953
Other taxes	114,265	108,852	107,925

Total	1,868,140	1,806,773	1,607,166

Operating Income	328,981	298,158	329,000

Other Income (Deductions):
Income taxes (Notes 4 and S-2)	(6,334)	4,792	6,148
Allowance for equity funds used during construction	4,885	14,240	—
Other income (Note S-9)	30,593	20,277	5,149
Other expense (Note S-9)	(13,816)	(12,962)	(19,338)

Total	15,328	26,347	(8,041)

Interest Deductions:
Interest on long-term debt	140,556	142,706	128,462
Interest on short-term borrowings	6,427	4,904	5,416
Debt discount, premium and expense	4,854	3,337	2,888
Capitalized interest	(7,155)	(7,379)	(15,150)

Total	144,682	143,568	121,616

Net Income	$199,627	$180,937	$199,343

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
BALANCE SHEETS
(dollars in thousands)

	December 31,
	2004	2003
ASSETS
Utility Plant (Notes 1, 6, 9 and 10) Electric plant in service and held for future use	$9,120,407	$8,826,033
Less accumulated depreciation and amortization	3,266,181	3,089,645

Total	5,854,226	5,736,388

Construction work in progress	249,243	187,478
Intangible assets, net of accumulated amortization of $154,843 and $120,895	103,701	94,181
Nuclear fuel, net of accumulated amortization of $59,020 and $58,053	51,188	52,011

Utility plant – net	6,258,358	6,070,058

Investments and Other Assets
Note receivable from Pinnacle West Energy (Notes 1, 3 and S-10)	498,489	497,865
Decommissioning trust accounts (Note 12)	267,700	240,645
Assets from risk management and trading activities – long-term (Note S-8)	20,123	18,001
Other assets	61,364	64,119

Total investments and other assets	847,676	820,630

Current Assets:
Cash and cash equivalents	49,575	42,152
Investment in debt securities	181,175	69,850
Accounts receivable:
Service customers	214,487	190,884
Other (Note 1)	63,131	67,540
Allowance for doubtful accounts	(3,444)	(3,743)
Accrued utility revenues	76,154	71,501
Materials and supplies (at average cost)	83,893	80,682
Fossil fuel (at average cost)	20,506	28,360
Assets from risk management and trading activities (Note S-8)	70,430	52,448
Other	10,187	6,969

Total current assets	766,094	606,643

Deferred Debits:
Regulatory assets (Notes 1, 3 and S-2)	135,051	132,349
Unamortized debt issue costs	21,832	19,797
Other	69,541	73,056

Total deferred debits	226,424	225,202

Total Assets	$8,098,552	$7,722,533

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
BALANCE SHEETS
(dollars in thousands)

	December 31,
	2004	2003
LIABILITIES AND EQUITY
Capitalization:
Common stock	$178,162	$178,162
Additional paid-in capital	1,246,804	1,246,804
Retained earnings	860,196	830,569
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(71,087)	(57,158)
Derivative instruments	18,327	5,253

Common stock equity	2,232,402	2,203,630
Long-term debt less current maturities (Notes 6 and S-3)	2,267,094	2,135,606

Total capitalization	4,499,496	4,339,236

Current Liabilities:
Current maturities of long-term debt (Notes 6 and S-3)	451,247	487,067
Accounts payable	215,076	131,383
Accrued taxes	292,521	90,474
Accrued interest	33,332	42,702
Customer deposits	51,804	45,481
Deferred income taxes (Notes 4 and S-2)	9,057	631
Liabilities from risk management and trading activities (Note S-8)	34,292	58,138
Other	91,441	60,008

Total current liabilities	1,178,770	915,884

Deferred Credits and Other:
Deferred income taxes (Notes 4 and S-2)	1,108,571	1,257,671
Regulatory liabilities (Notes 1, 3, 4, and S-2)	506,646	468,694
Liability for asset retirements and removals (Note 12)	251,612	234,440
Pension liability (Note 8)	203,668	160,639
Unamortized gain — sale of utility plant (Note 9)	50,333	54,909
Customer advances for construction	59,185	52,783
Liabilities from risk management and trading activities (Note S-8)	13,124	4,502
Other	227,147	233,775

Total deferred credits and other	2,420,286	2,467,413

Commitments and Contingencies (Notes 3, 11, 12 and S-10)

Total Liabilities and Equity	$8,098,552	$7,722,533

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$199,627	$180,937	$199,343
Items not requiring cash:
Depreciation and amortization	336,648	389,240	399,640
Nuclear fuel amortization	30,446	28,757	31,185
Allowance for equity funds used during construction	(4,885)	(14,240)	—
Deferred income taxes	(140,855)	(1,087)	206,767
Change in derivative mark-to-market valuations	(15,807)	2,339	2,957
Changes in certain current assets and liabilities:
Accounts receivable	(19,493)	83,692	(102,450)
Accrued utility revenues	(4,653)	1,414	3,216
Materials, supplies and fossil fuel	4,643	(872)	68
Other current assets	(2,529)	976	2,227
Accounts payable	88,937	17,961	15,372
Accrued taxes	202,047	7,917	(25,038)
Accrued interest	(9,370)	94	1,565
Other current liabilities	37,756	13,804	44,224
Increase in regulatory assets	(2,702)	(20,971)	(11,029)
Change in risk management trading – assets	(6,845)	12,551	(22,570)
Change in risk management trading – liabilities	8,879	—	—
Change in customer advances	6,402	7,270	(23,780)
Change in pension liability	22,361	17,395	7,016
Change in other long-term assets	(27,994)	(5,349)	(24,502)
Change in other long-term liabilities	15,525	55,296	301

Net cash flow provided by operating activities	718,138	777,124	704,512

Cash Flows from Investing Activities:
Capital expenditures	(513,677)	(426,260)	(490,156)
Capitalized interest	(7,155)	(7,379)	(15,150)
Purchases of investment securities	(871,810)	(855,660)	—
Proceeds from sale of investment securities	760,485	785,810	—
Loan to Pinnacle West Energy	—	(497,865)	—
Other	(805)	(8,296)	44,918

Net cash flow used for investing activities	(632,962)	(1,009,650)	(460,388)

Cash Flows from Financing Activities:
Issuance of long-term debt	478,140	491,654	459,926
Short-term borrowings	—	—	(171,162)
Dividends paid on common stock	(170,000)	(170,000)	(170,000)
Repayment and reacquisition of long-term debt	(385,893)	(89,525)	(337,160)

Net cash flow provided by (used for) financing activities	(77,753)	232,129	(218,396)

Net increase/(decrease) in cash and cash equivalents	7,423	(397)	25,728
Cash and cash equivalents at beginning of year	42,152	42,549	16,821

Cash and cash equivalents at end of year	$49,575	$42,152	$42,549

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes paid/(refunded)	$68,074	$74,523	$(54,283)
Interest, net of amounts capitalized	$149,148	$140,010	$117,081

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
COMMON STOCK	$178,162	$178,162	$178,162

ADDITIONAL PAID-IN CAPITAL	1,246,804	1,246,804	1,246,804

RETAINED EARNINGS
Balance at beginning of year	830,569	819,632	790,289
Net income	199,627	180,937	199,343
Common stock dividends	(170,000)	(170,000)	(170,000)

Balance at end of year	860,196	830,569	819,632

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(51,905)	(85,286)	(64,565)
Minimum pension liability adjustment, net of tax expense (benefit) of ($8,936), $3,105 and ($39,696)	(13,929)	4,329	(60,521)
Unrealized gain on derivative instruments, net of tax expense of $16,824, $15,824 and $25,426	25,892	24,135	38,764
Reclassification of realized (gain)/loss to income, net of tax expense (benefit) of ($8,344), $3,207 and $679	(12,818)	4,917	1,036

Balance at end of year	(52,760)	(51,905)	(85,286)

TOTAL COMMON STOCK EQUITY	$2,232,402	$2,203,630	$2,159,312

COMPREHENSIVE INCOME
Net income	$199,627	$180,937	$199,343
Other comprehensive income (loss)	(855)	33,381	(20,721)

Total comprehensive income	$198,772	$214,318	$178,622

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Financial Statements.

     Certain notes to Arizona Public Service Company’s financial statements are combined with the notes to Pinnacle West Capital Corporation’s consolidated financial statements. Listed below are the consolidated notes to Pinnacle West Capital Corporation’s consolidated financial statements, the majority of which also relate to Arizona Public Service Company’s financial statements. In addition, listed below are the supplemental notes which are required disclosures for Arizona Public Service Company and should be read in conjunction with Pinnacle West Capital Corporation’s Consolidated Notes.

	Consolidated	APS’ Supplemental
	Footnote Reference	Footnote Reference
Summary of Significant Accounting Policies	Note 1	Note S-1
New Accounting Standards	Note 2	—
Regulatory Matters	Note 3	—
Income Taxes	Note 4	Note S-2
Lines of Credit and Short-Term Borrowings	Note 5	—
Long-Term Debt	Note 6	Note S-3
Common Stock and Treasury Stock	Note 7	—
Retirement Plans and Other Benefits	Note 8	—
Leases	Note 9	Note S-4
Jointly-Owned Facilities	Note 10	—
Commitments and Contingencies	Note 11	Note S-5
Asset Retirement Obligations	Note 12	—
Selected Quarterly Financial Data (Unaudited)	Note 13	Note S-6
Fair Value of Financial Instruments	Note 14	Note S-7
Earnings Per Share	Note 15	—
Stock-Based Compensation	Note 16	—
Business Segments	Note 17	—
Derivative and Energy Trading Activities	Note 18	Note S-8
Other Income and Other Expense	Note 19	Note S-9
Variable Interest Entities	Note 20	—
Guarantees	Note 21	—
Discontinued Operations	Note 22	—
Related Party Transactions	—	Note S-10

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE FINANCIAL STATEMENTS

S-1. Summary of Significant Accounting Polices

Stock-Based Compensation

     Pinnacle West offers stock-based compensation plans for officers and key employees of APS. In 2002, APS began applying the fair value method of accounting for stock-based compensation, as provided for in SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value method of accounting is the preferred method. In accordance with the transition requirements of SFAS No. 123, APS applied the fair value method prospectively, beginning with 2002 stock grants. In prior years, APS recognized stock compensation expense based on the intrinsic value method allowed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”

     The following chart compares APS’ net income and stock compensation expense to what those items would have been if APS had recorded stock compensation expense based on the fair value method for all stock grants through 2004 (dollars in thousands):

	2004	2003	2002
Net income, as reported	$199,627	$180,937	$199,343
Add: Stock compensation expense included in reported net income (net of tax)	3,353	2,035	1,493
Deduct: Total stock compensation expense determined under fair value method (net of tax)	(3,713)	(3,024)	(2,455)

Pro forma net income	$199,267	$179,948	$198,381

S-2. Income Taxes

     APS is included in our consolidated tax return. However, when we allocate income taxes to APS, we do so based on APS’ taxable income or loss alone.

     As a result of a change in IRS guidance, we claimed a tax deduction related to an APS tax accounting method change on the 2001 federal consolidated income tax return. The accelerated deduction resulted in a $200 million reduction in the current income tax liability and a corresponding increase in the plant-related deferred tax liability. In 2002, we received an income tax refund of approximately $115 million related to our 2001 federal consolidated income tax return. The 2001 federal consolidated income tax return is currently under examination by the IRS. As part of this ongoing examination, the IRS is reviewing this accounting method change and the resultant deduction. During 2004, the current income tax liability was increased, with a corresponding decrease to plant-related deferred tax liability, to reflect the expected outcome of this audit. We do not expect the ultimate outcome of this examination to have a material adverse impact on our financial position, results of operations or liquidity.

     The income tax liability accounts reflect the tax and interest associated with the most probable resolution of all known and measurable tax exposures.

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE FINANCIAL STATEMENTS

     The components of APS’ income tax expense are as follows (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$207,306	$75,087	$(61,962)
State	53,579	12,854	(18,000)

Total current	260,885	87,941	(79,962)
Deferred	(140,855)	(1,087)	206,767

Total income tax expense	$120,030	$86,854	$126,805

     On the APS Statements of Income, federal and state income taxes are allocated between operating income and other income.

     The following chart compares APS’ pretax income at the 35% federal income tax rate to income tax expense (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal income tax expense at 35% statutory rate	$111,880	$93,727	$114,152
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	12,496	9,723	15,036
Credits and favorable adjustments related to prior years resolved in current year	(315)	(12,944)	—
Medicare Subsidy Part-D (see Note 8)	(1,507)	—	—
Allowance for equity funds used during construction (see Note 1)	(1,543)	(4,984)	—
Other	(981)	1,332	(2,383)

Income tax expense	$120,030	$86,854	$126,805

     The following table sets forth the net deferred income tax liability recognized on the APS Balance Sheets (dollars in thousands):

	December 31,
	2004	2003
Current liability	$(9,057)	$(631)
Long term liability	(1,108,571)	(1,257,671)

Accumulated deferred income taxes – net	$(1,117,628)	$(1,258,302)

     The components of the net deferred income tax liability were as follows (dollars in thousands):

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE FINANCIAL STATEMENTS

	December 31,
	2004	2003
DEFERRED TAX ASSETS
Regulatory liabilities:
Asset retirement obligation	$182,086	$169,322
Federal excess deferred income tax	16,341	18,936
Other	8,282	8,302
Pension liability	80,184	63,356
Deferred gain on Palo Verde Unit 2 sale-leaseback	19,816	21,656
Risk management and trading activities	15,172	24,706
Other	73,925	72,557

Total deferred tax assets	395,806	378,835

DEFERRED TAX LIABILITIES
Plant-related	(1,424,859)	(1,552,293)
Regulatory assets	(54,767)	(56,270)
Risk management and trading activities	(33,808)	(28,574)

Total deferred tax liabilities	(1,513,434)	(1,637,137)

Accumulated deferred income taxes – net	$(1,117,628)	$(1,258,302)

S-3. Long-Term Debt Payments

     The following is a list of principal payments due on APS’ total long-term debt and capitalized lease requirements:

•	$452 million in 2005;

•	$86 million in 2006;

•	$174 million in 2007;

•	$1 million in 2008;

•	$1 million in 2009; and

•	$2,012 million, thereafter.

S-4. Leases

     Total lease expense recognized in the APS Statements of Income was $57 million in 2004, $66 million in 2003 and $57 million in 2002.

     Estimated future minimum lease payments for APS’ operating leases are approximately as follows (dollars in millions):

\

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE FINANCIAL STATEMENTS

Year
2005	$65
2006	64
2007	63
2008	61
2009	61
Thereafter	352

Total future lease commitments	$666

S-5. Commitments and Contingencies

Purchased Power and Fuel Commitments

     APS is party to various purchased power and fuel contracts with terms expiring from 2005 through 2025 that include required purchase provisions. APS estimates the contract requirements to be approximately $245 million in 2005; $125 million in 2006; $81 million in 2007; $66 million in 2008; $68 million in 2009 and $363 million thereafter. Included in these contract requirements is approximately $57 million in 2005 and $36 million in 2006 for related party purchases (see Note 3). However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances.

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE FINANCIAL STATEMENTS

S-6. Selected Quarterly Financial Data (Unaudited)

     The following note presents quarterly financial information for 2004 and 2003. APS is disclosing originally reported amounts and revised amounts in the first and second quarters of 2004 due to the adoption of FSP 106-2 (see Note 8). Quarterly financial information for 2004 and 2003 is as follows (dollars in thousands):

	2004 Quarter Ended,
	March 31,	June 30,	September 30,	December 31,	Total
As originally reported:
Operating Revenues	$441,102	$569,658	$700,512	$485,849	$2,197,121
Operations and Maintenance	126,988	127,947	143,338	144,156	542,429
Operating Income	65,974	82,528	129,682	48,645	326,829
Net Income	33,353	53,858	95,192	15,072	197,475

Medicare Subsidy Adoption (see Note 8):
Operations and Maintenance	(1,076)	(1,076)	—	—	(2,152)
Operating Income	1,076	1,076	—	—	2,152
Net Income	1,076	1,076	—	—	2,152

After Medicare Subsidy Adoption:
Operating Revenues	441,102	569,658	700,512	485,849	2,197,121
Operations and Maintenance	125,912	126,871	143,338	144,156	540,277
Operating Income	67,050	83,604	129,682	48,645	328,981
Net Income	34,429	54,934	95,192	15,072	199,627

	2003 Quarter Ended,
	March 31,	June 30,	September 30,	December 31,	Total
As originally reported:
Operating Revenues	$431,937	$533,322	$682,616	$457,056	$2,104,931
Operating Income	46,830	76,258	120,415	54,655	298,158
Net Income	15,933	43,175	100,356	21,473	180,937

S-7. Fair Value of Financial Instruments

     APS believes that the carrying amounts of its cash equivalents are reasonable estimates of their fair values at December 31, 2004 and 2003 due to their short maturities.

     We hold investments in debt securities for purposes other than trading. We believe that the carrying amounts of these investments represent reasonable estimates of their fair values at December 31, 2004 and 2003 due to the short-term reset of interest rates.

     APS holds investments in fixed income and domestic equity securities for purposes other than trading. The December 31, 2004 and 2003 fair values of such investments, which APS determines by using quoted market prices, approximate their carrying amount. For further information, see disclosure of cost and fair value of APS’ nuclear decommissioning trust fund assets in Note 12.

     On December 31, 2004, the carrying value of APS’ long-term debt (excluding capitalized lease obligations) was $2.71 billion, with an estimated fair value of $2.81 billion. The carrying value of APS’ long-term debt (excluding capital lease obligations) was $2.61 billion on December 31,

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE FINANCIAL STATEMENTS

2003, with an estimated fair value of $2.74 billion. The fair value estimates are based on quoted market prices of the same or similar issues.

S-8. Derivative and Energy Trading Accounting

     APS is exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal and emissions allowances. As part of its overall risk management program, APS uses various commodity instruments that qualify as derivatives to hedge purchases and sales of electricity, fuels and emissions allowances and credits. As of December 31, 2004, APS hedged exposures to these risks for a maximum of three years.

Cash Flow Hedges

     The changes in the fair value of APS’ hedged positions included in the APS Statements of Income for the years ended December 31, 2004, 2003 and 2002 are comprised of the following (dollars in thousands):

	2004	2003	2002
Gains/(losses) on the ineffective portion of derivatives qualifying for hedge accounting	$(1,570)	$7,033	$9,091
Gains/(losses) from the change in options time value excluded from measurement of effectiveness	185	181	(609)
Gains/(losses) from the discontinuance of cash flow hedges	575	—	(9,206)

     During the twelve months ending December 31, 2005, APS estimates that a net gain of $23 million before income taxes will be reclassified from accumulated other comprehensive loss as an offset to the effect on earnings of market price changes for the related hedged transactions.

     APS’ assets and liabilities from risk management and trading activities are presented in two categories:

•	Regulated Electricity – non-trading derivative instruments that hedge APS’ purchases and sales of electricity and fuel for its Native Load requirements; and

•	Marketing and Trading – both non-trading and trading derivative instruments.

     The following table summarizes APS’ assets and liabilities from risk management and trading activities at December 31, 2004 and 2003 (dollars in thousands):

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated Electricity:
Mark-to-Market	$45,220	$19,417	$(19,191)	$(12,000)	$33,446
Options and margin account	18,821	118	(8,879)	—	10,060
Marketing & Trading:
Mark-to-Market	6,389	581	(6,222)	(1,124)	(376)
Emissions Allowances at cost	—	7	—	—	7

Total	$70,430	$20,123	$(34,292)	$(13,124)	$43,137

December 31, 2003

	Current		Current	Other	Net Asset/
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated Electricity:
Mark-to-Market	$44,079	$5,900	$(47,268)	$(3,028)	$(317)
Options	—	12,101	—	—	12,101
Marketing & Trading:
Mark-to-Market	8,369	—	(10,870)	(1,474)	(3,975)

Total	$52,448	$18,001	$(58,138)	$(4,502)	$7,809

     Cash or other assets may be required to serve as collateral against APS’ open positions on certain energy-related contracts. No collateral was provided to counterparties at December 31, 2004 or at December 31, 2003. Collateral provided to us by counterparties is $6 million at December 31, 2004 and $12 million at December 31, 2003, and is included in other current liabilities on the Balance Sheet.

S-9. Other Income and Other Expense

     The following table provides detail of APS’ other income and other expense for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE FINANCIAL STATEMENTS

	Year Ended December 31,
	2004	2003	2002
Other income:
Interest income	$22,354	$15,660	$3,455
Miscellaneous	2,021	1,892	1,126
Investment gains – net	3,192	2,107	—
Asset sales	3,026	618	568

Total other income	$30,593	$20,277	$5,149

Other expense:
Non-operating costs (a)	$(8,923)	$(9,361)	$(9,952)
Asset sales	(1,212)	(1,522)	(6,472)
Miscellaneous	(3,681)	(2,079)	(1,783)
Equity losses – net	—	—	(1,131)

Total other expense	$(13,816)	$(12,962)	$(19,338)

(a)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations).

S-10. Related Party Transactions

     From time to time, APS enters into transactions with Pinnacle West or Pinnacle West’s subsidiaries. The following table summarizes the amounts included in the APS Statements of Income and Balance Sheets related to transactions with affiliated companies (dollars in millions):

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE FINANCIAL STATEMENTS

	Year Ended December 31,
	2004	2003	2002
Electric operating revenues:
Pinnacle West – marketing and trading	$13	$12	$85
Pinnacle West Energy	3	9	—

Total	$16	$21	$85

Purchased power and fuel costs:
Pinnacle West – marketing and trading	$—	$—	$135
Pinnacle West Energy	75	70	—

Total	$75	$70	$135

Other:
Pinnacle West Energy:
Lease expense	$—	$10	$—

Interest income	$19	$12	$—

Capital expenditures:
Pinnacle West — marketing and trading	$11	$—	$—
Pinnacle West	22	—	—

Total	$33	$—	$—

	As of December 31,
	2004	2003
Net intercompany receivables/(payables):
Pinnacle West Energy (a)	$467	$463
Pinnacle West – marketing and trading	19	16
APS Energy Services	9	10
Pinnacle West	(5)	(8)

Total	$490	$481

(a)	This net intercompany receivable primarily consists of the $500 million of debt APS issued to Pinnacle West Energy pursuant to the Financing Order (see “ACC Financing Order” in Note 3).

     Electric revenues include sales of electricity to affiliated companies at contract prices. Purchased power includes purchases of electricity from affiliated companies at contract prices. The Company purchases electricity from and sells electricity to APS Energy Services; however, these transactions are settled net and reported net in accordance with EITF 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ As Defined in Issue No. 2-3.” See Note 18 for more information related to EITF 03-11. Intercompany receivables primarily include the amounts related to the loan APS made to Pinnacle West Energy and intercompany sales of electricity. Intercompany payables primarily include amounts related to the intercompany purchases of electricity. Intercompany receivables and payables are generally settled on a current basis in cash.

PINNACLE WEST CAPITAL CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to		Charged			Balance
	beginning	cost and		to other			at end of
Description	of period	expenses		accounts	Deductions		period
Real estate valuation reserves:
2004	$—	$—		$—	$—		$—
2003	1,661	—		—	1,661	(a)	—
2002	2,000	—		—	339	(a)	1,661
Reserve for uncollectibles:
2004	$9,223	$2,868		$—	$7,195		$4,896
2003	9,607	3,715		—	4,099		9,223
2002	14,334	(21)		—	4,706		9,607
Reserve for contract losses:
2004	$—	$—		$—	$—		$—
2003	13,000	—		—	13,000		—
2002	—	13,000	(b)	—	—		13,000

(a)	Represents pro-rata allocations for sale of land.

(b)	Contract losses related to NAC (see Note 22 – Discontinued Operations – NAC).

ARIZONA PUBLIC SERVICE COMPANY
SCHEDULE II – RESERVE FOR UNCOLLECTIBLES
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged		Balance
	beginning	cost and	to other		at end of
Description	of period	expenses	accounts	Deductions	period

Reserve for uncollectibles:
2004	$3,743	$2,446	$—	$2,745	$3,444
2003	1,341	5,716	—	3,314	3,743
2002	3,349	2,680	—	4,688	1,341

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures

     The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

     APS’ management, with the participation of APS’ Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’ disclosure controls and procedures as of December 31, 2004. Based on that evaluation, APS’ Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’ disclosure controls and procedures were effective.

     (b) Management’s Annual Reports on Internal Control Over Financial Reporting

     Reference is made to “Management’s Report on Internal Control Over Financial Reporting (Pinnacle West Capital Corporation)” on page 64 of this report and “Management’s Report on Internal Control Over Financial Reporting (Arizona Public Service Company)” on page 128 of this report.

     (c) Attestation Reports of the Registered Public Accounting Firm

     Reference is made to “Report of Independent Registered Public Accounting Firm” on page 65 of this report and “Report of Independent Registered Public Accounting Firm” on page 129 of this report on the internal control over financial reporting of Pinnacle West and APS, respectively.

     (d) Changes In Internal Control Over Financial Reporting

     The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

     No change in Pinnacle West’s or APS’ internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE
OFFICERS OF PINNACLE WEST

     Reference is hereby made to “Information About Our Board and Its Committees and Our Corporate Governance,” “Election of Directors” and to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Pinnacle West Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2005 (the “2005 Proxy Statement”) and to the Supplemental Item – “Executive Officers of Pinnacle West” in Part I of this report.

     Pinnacle West has adopted a Code of Ethics for Financial Professionals that applies to professional employees in the areas of finance, accounting, internal audit, energy risk management, marketing and trading financial control, tax, investor relations, and treasury and also includes Pinnacle West’s Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and officers holding substantially equivalent positions at Pinnacle West’s subsidiaries. The Code of Ethics for Financial Professionals is posted on Pinnacle West’s website at www.pinnaclewest.com. Pinnacle West intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of the Code of Ethics for Financial Professionals by posting such information on Pinnacle West’s website.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is hereby made to “Information About Our Board and Its Committees and Our Corporate Governance – How are Directors compensated?”; “Performance Graph”; and “Executive Compensation” in the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

     Reference is hereby made to “How Many Shares of Pinnacle West Stock are Owned by Management and Large Shareholders?” in the 2005 Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth information as of December 31, 2004 with respect to our compensation plans and individual compensation arrangements under which our equity securities were authorized for issuance.

Equity Compensation Plan Information

Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan category	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,276,123	$39.14	4,393,196
Equity compensation plans not approved by security holders	—	$—	154,100

Total	2,276,123	$39.14	4,547,296

Equity Compensation Plans Approved By Security Holders

     The Company has four equity compensation plans that were approved by its shareholders: the Pinnacle West Capital Corporation Stock Option and Incentive Plan, under which no new options may be granted; the Pinnacle West Capital Corporation Directors Stock Option Plan, under which no new options may be granted; the Pinnacle West Capital Corporation 1994 Long-Term Incentive Plan, under which no stock awards may be granted; and the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan. See Note 16 for additional information regarding these plans.

Equity Compensation Plans Not Approved By Security Holders

     The Company has one equity compensation plan, the Pinnacle West Capital Corporation 2000 Director Equity Plan (the “2000 Plan”), for which the approval of shareholders was not required.

     Number of Shares Subject to the 2000 Plan. The total number of shares of the Company’s common stock granted under the 2000 Plan may not exceed 200,000. In the case of a significant corporate event, such as a reorganization, merger or consolidation, the 2000 Plan provides for adjustment of the above limit, the number of shares to be awarded automatically to eligible non-employee directors and the number of shares of the Company’s common stock non-employee directors are required to own to receive an annual grant of common stock under the 2000 Plan.

     Eligibility for Participation. Only non-employee directors may participate in the 2000 Plan. A non-employee director is an individual who is a director of the Company but who is not also an employee of the Company or any of its subsidiaries.

     Terms of Awards. The 2000 Plan provides for: (1) annual grants of common stock to eligible non-employee directors, (2) discretionary grants of common stock to eligible non-employee directors and (3) grants of nonqualified stock options to eligible non-employee directors.

     Annual Grants of Stock

     Each individual who is a non-employee director as of July 1 of a calendar year, and who meets requirements of ownership of the Company’s common stock set forth below, will receive 900 shares of the Company’s common stock for such calendar year. In the first calendar year in which a non-employee director is eligible to participate in the 2000 Plan, he or she must own at least 900 shares of the Company’s common stock as of December 31 of the same calendar year to receive a grant of 900 shares of the Company’s common stock. If the non-employee director owns 900 shares of common stock as of June 30, he or she will receive a grant of 900 shares of common stock as of July 1 of the same calendar year. If the non-employee director does not own 900 shares of the Company’s common stock as of June 30, but acquires the necessary shares on or before December 31 of the same year, he or she will receive a grant of 900 shares of common stock within a reasonable time after the Company verifies that the requisite number of shares has been acquired. In each subsequent year, the number of shares of the Company’s common stock the non-employee director must own to receive a grant of 900 shares of common stock will increase by 900 shares, until reaching a maximum of 4,500 shares. In each of the subsequent years, the non-employee director must own the requisite number of shares of the Company’s common stock as of June 30 of the relevant calendar year.

     Discretionary Grants of Stock

     The Human Resources Committee of the Board of Directors administers the 2000 Plan and may grant shares of the Company’s common stock to non-employee directors in its discretion. No discretionary grants of common stock have been made under the 2000 Plan.

     Grants of Non-qualified Stock Options

     The Committee can grant non-qualified stock options under the 2000 Plan. The terms and the conditions of the option grant, including the exercise price per share, which may not be less than fair market value on the date of grant, will be set by the Committee in a written award agreement. The Committee will determine the time or times at which any such options may be exercised in whole or in part. The Committee will also determine the performance or other conditions, if any, that must be satisfied before all or part of an option may be exercised. Any such options granted to a participant will expire on the tenth anniversary date of the date of grant, unless the option is earlier terminated, forfeited or surrendered pursuant to a provision of the 2000 Plan or the applicable award agreement. Notwithstanding the foregoing, if a participant ceases to be a Company director for any reason, including death or disability, any such options held by that participant will expire on the second anniversary of the date on which the participant ceased to be a Company director, unless otherwise provided in the applicable award agreement. Unless the Committee provides otherwise, no such options may be sold, transferred, pledged, assigned or otherwise alienated, other than by will, the laws of descent and distribution, or under any other circumstances allowed by the Committee. No options have been granted under the 2000 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is hereby made to “How Many Shares of Pinnacle West Stock are Owned by Management and Large Shareholders?”; “Executive Compensation – Human Resources Committee Interlocks and Insider Participation” and “What are the Company’s Executive Benefit Plans – Employment and Severance Agreements” in the 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT
FEES AND SERVICES

Pinnacle West

     Reference is hereby made to “Audit Matters – What fees were paid to APS’ independent accountants in 2004 and 2003?” and “– What are the Audit Committee’s pre-approval policies?” in the 2005 Proxy Statement.

APS

     The following fees were paid to our independent public accountants, Deloitte & Touche LLP, for the last two fiscal years:

Type of Service	2003	2004
Audit Fees (1)	$1,338,846	$1,910,089
Audit-Related Fees (2)	161,970	318,750
Tax Fees (3)	1,677,474	1,559,928
All Other Fees (4)	2,304	—

(1)	The aggregate fees billed for services rendered for the audit of annual financial statements and for review of financial statements included in Forms 10-Q.

(2)	The aggregate fees billed for assurance and services that are reasonably related to the performance of the audit or review of the financial statements that are not included in Audit Fees reported above, which primarily consist of fees for Sarbanes-Oxley Section 404 readiness.

(3)	The aggregate fees billed primarily for investment tax credit services, tax compliance and tax planning.

(4)	The aggregate fees billed for services rendered for all services in 2003, other than the audit services described above, which for 2003 consisted of continuing professional education fees.

     Pinnacle West’s Audit Committee pre-approves each audit service and non-audit service to be provided by APS’ independent public accountants. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit and non-audit services to be performed by the independent public accountants if the services are not expected to cost more than $50,000. The Chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services performed by Deloitte & Touche LLP for APS were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

     See the Index to Financial Statements and Financial Statement Schedule in Part II, Item 8.

Exhibits Filed

     The documents listed below are being filed or have previously been filed on behalf of Pinnacle West or APS and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit : [a]	Effective

3.1	Pinnacle West	Articles of Incorporation, restated as of July 29, 1988	19.1 to Pinnacle West’s September 1988 Form 10-Q Report, File No. 1-8962	11-14-88

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of June 23, 2004	3.1 to Pinnacle West’s June 30, 2004 Form 10-Q Report, File No. 1-8962	8-9-04

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of June 23, 2004	3.1 to APS’ June 30, 2004 Form 10-Q Report, File No. 1-4473	8-9-04

4.12	Pinnacle West APS	Agreement, dated March 21, 1994, relating to the filing of instruments defining the rights of holders of APS long-term debt not in excess of 10% of APS’ total assets	4.1 to APS’ 1993 Form 10-K Report, File No. 1-4473	3-30-94

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

4.13	Pinnacle West APS	Indenture dated as of January 1, 1995 among APS and The Bank of New York, as Trustee	4.6 to APS’ Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1-11-95

4.14	Pinnacle West APS	First Supplemental Indenture dated as of January 1, 1995	4.4 to APS’ Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1-11-95

4.15	Pinnacle West APS	Indenture dated as of November 15, 1996 among APS and The Bank of New York, as Trustee	4.5 to APS’ Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333- 15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11-22-96

4.16	Pinnacle West APS	First Supplemental Indenture	4.6 to APS’ Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333-15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11-22-96

4.17	Pinnacle West APS	Second Supplemental Indenture	4.10 to APS’ Registration Statement Nos. 33-55473, 33-64455 and 333-15379 by means of April 7, 1997 Form 8-K Report, File No. 1-4473	4-9-97

4.18	Pinnacle West APS	Third Supplemental Indenture	10.2 to Pinnacle West’s March 2003 Form 10-Q Report, File No. 1-8962	5-15-03

4.19	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Senior Debt Securities	4.1 to Pinnacle West’s Registration Statement No. 333-53150, File No. 1-8962	1-25-01

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

4.20	Pinnacle West	First Supplemental Indenture dated as of March 15, 2001	4.2 to Pinnacle West’s Registration Statement No. 333-52476, File No. 1-8962	3-26-01

4.21	Pinnacle West	Second Supplemental Indenture dated as of November 1, 2003	4.20 to Pinnacle West’s Registration Statement No. 333-101457 by means of November 6, 2003 Form 8-K Report, File No. 1-8962	11-12-03

4.22	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to subordinated Debt Securities	4.2 to Pinnacle West’s Registration Statement No. 333-53150, File No. 1-8962	1-25-01

4.23	Pinnacle West	Specimen Certificate of Pinnacle West Capital Corporation Common Stock, no par value	4.2 to Pinnacle West’s 1988 Form 10-K Report, File No. 1-8962	3-31-89

4.24	Pinnacle West	Agreement, dated March 29, 1988, relating to the filing of instruments defining the rights of holders of long-term debt not in excess of 10% of the Company’s total assets	4.1 to Pinnacle West’s 1987 Form 10-K Report, File No. 1-8962	3-30-88

4.25	Pinnacle West APS	Indenture dated as of January 15, 1998 among APS and The Chase Manhattan Bank, as Trustee	4.10 to APS’ Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1-16-98

4.26	Pinnacle West APS	First Supplemental Indenture dated as of January 15, 1998	4.3 to APS’ Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1-16-98

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

4.27	Pinnacle West APS	Second Supplemental Indenture dated as of February 15, 1999	4.3 to APS’ Registration Statement Nos. 333-27551 and 333-58445 by means of February 18, 1999 Form 8-K Report, File No. 1-4473	2-22-99

4.28	Pinnacle West APS	Third Supplemental Indenture dated as of November 1, 1999	4.5 to APS’ Registration Statement Nos. 333-58445 by means of November 2, 1999 Form 8-K Report, File No. 1-4473	11-5-99

4.29	Pinnacle West APS	Fourth Supplemental Indenture dated as of August 1, 2000	4.1 to APS’ Registration Statement No. 333-58445 and 333-94277 by means of August 2, 2000 Form 8-K Report, File No. 1-4473	8-4-00

4.30	Pinnacle West APS	Fifth Supplemental Indenture dated as of October 1, 2001	4.1 to APS’ September 2001 Form 10-Q, File No. 1-4473	11-6-01

4.31	Pinnacle West APS	Sixth Supplemental Indenture dated as of March 1, 2002	4.1 to APS’ Registration Statement Nos. 333-63994 and 333-83398 by means of February 26, 2002 Form 8-K Report, File No. 1-4473	2-28-02

4.32	Pinnacle West APS	Seventh Supplemental Indenture dated as of May 1, 2003	4.1 to APS’ Registration Statement No. 333-90824 by means of May 7, 2003 Form 8-K Report, File No. 1-8962	5-9-03
4.33	Pinnacle West APS	Eighth Supplemental Indenture dated as of June 15, 2004	4.1 to APS’ Registration Statement No. 333-106772 by means of June 24, 2004 Form 8-K Report, File No. 1-4473	6-28-04

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

4.34	Pinnacle West	Amended and Restated Rights Agreement, dated as of March 26, 1999, between Pinnacle West Capital Corporation and BankBoston, N.A., as Rights Agent, including (i) as Exhibit A thereto the form of Amended Certificate of Designation of Series A Participating Preferred Stock of Pinnacle West Capital Corporation, (ii) as Exhibit B thereto the form of Rights Certificate and (iii) as Exhibit C thereto the Summary of Right to Purchase Preferred Shares	4.1 to Pinnacle West’s March 22, 1999 Form 8-K Report, File No. 1-8962	4-19-99

4.35	Pinnacle West	Amendment to Rights Agreement, effective as of January 1, 2002	4.1 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5-15-02

4.36	Pinnacle West	Second Amended and Restated Investor’s Advantage Plan	4.4 to Pinnacle West’s June 23, 2004 Form 8-K Report, File No. 1-8962	8-9-04

10.1[b]	Pinnacle West APS	2005 Officer and CEO Variable Incentive Plan

10.2	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of December 19, 2003	10.3 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.3	Pinnacle West APS	Amendment No. 7 to the Decommissioning Trust Agreement (PVNGS Unit 2), dated as of December 19, 2003	10.4 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.4	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of December 19, 2003	10.5 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.5	Pinnacle West APS	Fourth Amendment to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan	10.6 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.6	Pinnacle West APS	Pinnacle West Capital Corporation Supplement Excess Benefit Retirement Plan, amended and restated as of January 1, 2003	10.7 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.7	Pinnacle West APS	Two separate Decommissioning Trust Agreements (relating to PVNGS Units 1 and 3, respectively), each dated July 1, 1991, between APS and Mellon Bank, N.A., as Decommissioning Trustee	10.2 to APS’ September 1991 Form 10-Q Report, File No. 1-4473	11-14-91

10.8	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 1), dated as of December 1, 1994	10.1 to APS’ 1994 Form 10- K Report, File No. 1-4473	3-30-95

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.9	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 3), dated as of December 1, 1994	10.2 to APS’ 1994 Form 10-K Report, File No. 1-4473	3-30-95

10.10	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVNGS Unit 1) dated as of July 1, 1991	10.4 to APS’ 1996 Form 10-K Report , File No. 1-4473	3-28-97

10.11	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVNGS Unit 3) dated as of July 1, 1991	10.6 to APS’ 1996 Form 10-K Report, File No. 1-4473	3-28-97

10.12	Pinnacle West APS	Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2) dated as of January 31, 1992, among APS, Mellon Bank, N.A., as Decommissioning Trustee, and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under two separate Trust Agreements, each with a separate Equity Participant, and as Lessor under two separate Facility Leases, each relating to an undivided interest in PVNGS Unit 2	10.1 to Pinnacle West’s 1991 Form 10-K Report, File No. 1-8962	3-26-92

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.13	Pinnacle West APS	First Amendment to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of November 1, 1992	10.2 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

10.14	Pinnacle West APS	Amendment No. 2 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of November 1, 1994	10.3 to APS’ 1994 Form 10-K Report, File No. 1-4473	3-30-95

10.15	Pinnacle West APS	Amendment No. 3 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of January 31, 1992	10.1 to APS’ June 1996 Form 10-Q Report, File No. 1-4473	8-9-96

10.16	Pinnacle West APS	Amendment No. 4 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2) dated as of January 31, 1992	APS 10.5 to APS’ 1996 Form 10-K Report, File No. 1-4473	3-28-97

10.17	Pinnacle West APS	Amendment No. 5 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of June 30, 2000	10.1 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.18	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of March 18, 2002	10.2 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5-15-02

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.19	Pinnacle West APS	Amendment No. 6 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of March 18, 2002	10.3 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.20	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of March 18, 2002	10.4 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.21	Pinnacle West APS	Asset Purchase and Power Exchange Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990 and as of July 18, 1991	10.1 to APS’ June 1991 Form 10-Q Report, File No. 1-4473	8-8-91

10.22	Pinnacle West APS	Long-Term Power Transaction Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990, and as of July 8, 1991	10.2 to APS’ June 1991 Form 10-Q Report, File No. 1-4473	8-8-91

10.23	Pinnacle West APS	Amendment No. 1 dated April 5, 1995 to the Long-Term Power Transaction Agreement and Asset Purchase and Power Exchange Agreement between PacifiCorp and APS	10.3 to APS’ 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.24	Pinnacle West APS	Restated Transmission Agreement between PacifiCorp and APS dated April 5, 1995	10.4 to APS’ 1995 Form 10-K Report, File No. 1-4473	3-29-96

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.25	Pinnacle West APS	Contract among PacifiCorp, APS and United States Department of Energy Western Area Power Administration, Salt Lake Area Integrated Projects for Firm Transmission Service dated May 5, 1995	10.5 to APS’ 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.26	Pinnacle West APS	Reciprocal Transmission Service Agreement between APS and PacifiCorp dated as of March 2, 1994	10.6 to APS’ 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.27	Pinnacle West APS	Contract, dated July 21, 1984, with DOE providing for the disposal of nuclear fuel and/or high -level radioactive waste, ANPP	10.31 to Pinnacle West’s Form S-14 Registration Statement, File No. 2-96386	3-13-85

10.28	Pinnacle West APS	Indenture of Lease with Navajo Tribe of Indians, Four Corners Plant	5.01 to APS’ Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.29	Pinnacle West APS	Supplemental and Additional Indenture of Lease, including amendments and supplements to original lease with Navajo Tribe of Indians, Four Corners Plant	5.02 to APS’ Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.30	Pinnacle West APS	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease Four Corners, dated April 25, 1985	10.36 to Pinnacle West’s Registration Statement on Form 8-B Report, File No. 1-8962	7-25-85

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.31	Pinnacle West APS	Application and Grant of multi-party rights-of-way and easements, Four Corners Plant Site	5.04 to APS’ Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.32	Pinnacle West APS	Application and Amendment No. 1 to Grant of multi-party rights-of-way and easements, Four Corners Power Plant Site dated April 25, 1985	10.37 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7-25-85

10.33	Pinnacle West APS	Application and Grant of Arizona Public Service Company rights- of-way and easements, Four Corners Plant Site	5.05 to APS’ Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.34	Pinnacle West APS	Four Corners Project Co-Tenancy Agreement Amendment No. 6	10.7 to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3-14-01

10.35	Pinnacle West APS	Application and Amendment No. 1 to Grant of Arizona Public Service Company rights-of-way and easements, Four Corners Power Plant Site dated April 25, 1985	10.38 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7-25-85

10.36	Pinnacle West APS	Indenture of Lease, Navajo Units 1, 2, and 3	5(g) to APS’ Form S-7 Registration Statement, File No. 2-36505	3-23-70

10.37	Pinnacle West APS	Application of Grant of rights-of-way and easements, Navajo Plant	5(h) to APS Form S-7 Registration Statement, File No. 2-36505	3-23-70

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.38	Pinnacle West APS	Water Service Contract Assignment with the United States Department of Interior, Bureau of Reclamation, Navajo Plant	5(l) to APS’ Form S-7 Registration Statement, File No. 2-394442	3-16-71

10.39	Pinnacle West APS	Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, among APS Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles, and amendments 1-12 thereto	10. 1 to APS’ 1988 Form 10-K Report, File No. 1-4473	3-8-89

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.40	Pinnacle West APS	Amendment No. 13, dated as of April 22, 1991, to Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, among APS, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles	10.1 to APS’ March 1991 Form 10-Q Report, File No. 1-4473	5-15-91

10.41	Pinnacle West APS	Amendment No. 14 to Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, among APS, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles	99.1 to Pinnacle West’s June 2000 Form 10-Q Report, File No. 1-8962	8-14-00

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.42[c]	Pinnacle West APS	Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	4.3 to APS’ Form S-3 Registration Statement, File No. 33-9480	10-24-86

10.43[c]	Pinnacle West APS	Amendment No. 1, dated as of November 1, 1986, to Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	10.5 to APS’ September 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12-4-86

10.44[c]	Pinnacle West APS	Amendment No. 2 dated as of June 1, 1987 to Facility Lease dated as of August 1, 1986 between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.3 to APS’ 1988 Form 10-K Report, File No. 1-4473	3-8-89

10.45[c]	Pinnacle West APS	Amendment No. 3, dated as of March 17, 1993, to Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.3 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.46	Pinnacle West APS	Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	10.1 to APS’ November 18, 1986 Form 8-K Report, File No. 1-4473	1-20-87

10.47	Pinnacle West APS	Amendment No. 1, dated as of August 1, 1987, to Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	4.13 to APS’ Form S-3 Registration Statement No. 33-9480 by means of August 1, 1987 Form 8-K Report, File No. 1-4473	8-24-87

10.48	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.4 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

10.49[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, as amended and restated, dated December 7, 1999	10.13 to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.50[b]	Pinnacle West APS	First Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan	10.7 to Pinnacle West’s 2001 Form 10-K Report, File No. 1-8962	3-27-02

10.51[b]	Pinnacle West APS	Second Amendment to the Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan	10.8 to Pinnacle West’s 2001 Form 10-K Report, File No. 1-8962	3-27-02

10.52[b]	Pinnacle West APS	Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans dated August 1, 1996	10.14 to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.53[b]	Pinnacle West APS	First Amendment dated December 7, 1999 to the Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans	10.15 to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.54[b]	Pinnacle West APS	Directors’ Deferred Compensation Plan, as restated, effective January 1, 1986	10.1 to APS’ June 1986 Form 10-Q Report, File No. 1-4473	8-13-86

10.55[b]	Pinnacle West APS	Second Amendment to the Arizona Public Service Company Deferred Compensation Plan, effective as of January 1, 1993	10.2 to APS’ 1993 Form 10-K Report, File No. 1-4473	3-30-94

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.56[b]	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of May 1, 1993	10.1 to APS’ September 1994 Form 10-Q Report, File No. 1-4473	11-10-94

10.57[b]	Pinnacle West APS	Fourth Amendment dated December 28, 1999 to the Arizona Public Service Company Directors Deferred Compensation Plan	10.8 to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.58[b]	Pinnacle West APS	Arizona Public Service Company Deferred Compensation Plan, as restated, effective January 1, 1984, and the second and third amendments thereto, dated December 22, 1986, and December 23, 1987 respectively	10.4 to APS’ 1988 Form 10-K Report, File No. 1-4473	3-8-89

10.59[b]	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Deferred Compensation Plan, effective as of January 1, 1993	10.3 to APS’ 1993 Form 10-K Report, File No. 1-4473	3-30-94

10.60[b]	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective as of May 1, 1993	10.2 to APS’ September 1994 Form 10-Q Report, File No. 1-4473	11-10-94

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.61[b]	Pinnacle West APS	Fifth Amendment to the Arizona Public Service Company Deferred Compensation Plan	10.3 to APS’ 1996 Form 10-K Report, File No. 1-4473	3-28-97

10.62[b]	Pinnacle West APS	Sixth Amendment to Arizona Public Service Company Deferred Compensation Plan	10.8 to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3-14-01

10.63[b]	Pinnacle West APS	First Amendment effective as of January 1, 1999, to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan	10.7 to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.64[b]	Pinnacle West APS	Second Amendment effective January 1, 2000 to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan	10.10 to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.65 [b]	Pinnacle West APS	Third Amendment to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan	10.3 to Pinnacle West’s March 2003 Form 10-Q Report, File No. 1-8962	5-15-03

Exhibit				Date
No.	Registrant(s)	Description	Originally Filed as Exhibit: [b]	Effective

10.66[a]	Pinnacle West APS	Schedules of William J. Post and Jack E. Davis to Arizona Public Service Company Deferred Compensation Plan, as amended	10.2 to Pinnacle West Form 10-K Report, File No. 1-8962	3-31-03

10.67[a]	Pinnacle West APS	Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan as amended and restated effective January 1, 1996	10.10 to APS’ 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.68[a]	Pinnacle West APS	Pinnacle West Capital Corporation and Arizona Public Service Company Directors’ Retirement Plan, effective as of January 1, 1995	10.7 to APS’ 1994 Form 10-K Report, File No. 1-4473	3-30-95

10.69[a]	Pinnacle West	Letter Agreement dated July 28, 1995 between Arizona Public Service Company and Armando B. Flores	10.16 to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.70[a]	Pinnacle West APS	Letter Agreement dated as of January 1, 1996 between APS and Robert G. Matlock & Associates, Inc. for consulting services	10.8 to APS’ 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.71[a]	Pinnacle West APS	Letter Agreement dated December 21, 1993, between APS and William L. Stewart	10.7 to APS’ 1994 Form 10-K Report, File No. 1-4473	3-30-96

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.72[b]	Pinnacle West APS	Letter Agreement dated August 16, 1996 between APS and William L. Stewart	10.8 to APS’ 1996 Form 10-K Report, File No. 1-4473	3-28-97

10.73[b]	Pinnacle West APS	Letter Agreement between APS and William L. Stewart	10.2 to APS’ September 1997 Form 10-Q Report, File No. 1-4473	11-12-97

10.74[b]	Pinnacle West APS	Letter Agreement dated December 13, 1999 between APS and William L. Stewart	10.9 to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.75[b]	Pinnacle West APS	Amendment to Letter Agreement, effective as of January 1, 2002, between APS and William L. Stewart	10.1 to Pinnacle West’s June 2002 Form 10-Q Report, File No. 1-8962	8-13-02

10.76[b]	Pinnacle West APS	Letter Agreement dated October 3, 1997 between Arizona Public Service Company and James M. Levine	10.17 to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.77[b]	Pinnacle West APS	Employment Agreement dated February 27, 2003 between APS and James M. Levine	10.1 to Pinnacle West’s March 2003 Form 10-Q Report, File No. 1-8962	5-15-03

10.78[b]	Pinnacle West APS	Summary of James M. Levine Retirement Benefits	10.2 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.79[b]	Pinnacle West APS	Employment Agreement, effective as of October 1, 2002, between APS and James M. Levine	10.1 to Pinnacle West’s November 2002 Form 10-Q Report, File No. 1-8962	11-14-02

10.79.1[b]	Pinnacle West APS	Amendment to Agreement between APS and James M. Levine	10.2 to Pinnacle West’s September 2004 Form 10-Q Report, File No. 1-8962	11-8-04

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.79.2[b]	Pinnacle West APS	Amendment to Agreement between APS and James M. Levine effective as of 1-1-05

10.80[b]	Pinnacle West APS	Letter Agreement dated June 28, 2001 between Pinnacle West Capital Corporation and Steve Wheeler	10.4 to Pinnacle West’s 2002 Form 10-K Report, File No. 1-8962	3-31-03

10.81bd	Pinnacle West APS	Key Executive Employment and Severance Agreement between Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries	10.1 to Pinnacle West’s June 1999 Form 10-Q Report, File No. 1-8962	8-16-99

10.82[b]	Pinnacle West APS	Pinnacle West Capital Corporation Stock Option and Incentive Plan	10.1 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

10.83[b]	Pinnacle West APS	First Amendment dated December 7, 1999 to the Pinnacle West Capital Corporation Stock Option and Incentive Plan	10.11 to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.84[b]	Pinnacle West APS	Pinnacle West Capital Corporation 1994 Long- Term Incentive Plan, effective as of March 23, 1994	A to the Proxy Statement for the Plan Report for Pinnacle West’s 1994 Annual Meeting of Shareholders, File No. 1-8962	4-16-94

10.85[b]	Pinnacle West APS	First Amendment dated December 7, 1999 to the Pinnacle West Capital Corporation 1994 Long-Term Incentive Plan	10.12 to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.86[b]	Pinnacle West APS	Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.5 to Pinnacle West’s 2002 Form 10-K Report	3-31-03

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.87[b]	Pinnacle West	Pinnacle West Capital Corporation Director Equity Participation Plan	B to the Proxy Statement for the Plan Report for Pinnacle West’s 1994 Annual Meeting of Shareholders, File No. 1-8962	4-16-94

10.88[b]	Pinnacle West	Pinnacle West Capital Corporation 2000 Director Equity Plan	99.1 to Pinnacle West’s Registration Statement on Form S-8 (No. 333-40796), File No. 1-8962	7-3-00

10.89	Pinnacle West APS	Agreement No. 13904 (Option and Purchase of Effluent) with Cities of Phoenix, Glendale, Mesa, Scottsdale, Tempe, Town of Youngtown, and Salt River Project Agricultural Improvement and Power District, dated April 23, 1973	10.3 to APS’ 1991 Form 10-K Report, File No. 1-4473	3-19-92

10.90[b]	Pinnacle West APS	APS Director Equity Plan	10.1 to APS’ September 1997 Form 10-Q Report, File No. 1-4473	11-12-97

10.91	Pinnacle West APS	Territorial Agreement between the Company and Salt River Project	10.1 to APS’ March 1998 Form 10-Q Report, File No. 1-4473	5-15-98

10.92	Pinnacle West APS	Power Coordination Agreement between the Company and Salt River Project	10.2 to APS’ March 1998 Form 10-Q Report, File No. 1-4473	5-15-98

10.93	Pinnacle West APS	Memorandum of Agreement between the Company and Salt River Project	10.3 to APS’ March 1998 Form 10-Q Report, File No. 1-4473	5-15-98

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.94	Pinnacle West APS	Addendum to Memorandum of Agreement between APS and Salt River Project dated as of May 19, 1998	10.2 to APS’ May 19, 1998 Form 8-K Report, File No. 1-4473	6-26-98

10.95bd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long- Term Incentive Plan

10.96bd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long- Term Incentive Plan

10.97bd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long- Term Incentive Plan

10.98bd	Pinnacle West APS	Performance Accelerated Stock Option Agreement under Pinnacle West Capital Corporation 2002 Long- Term Incentive Plan

10.99bd	Pinnacle West APS	Stock Ownership Incentive Agreement under Pinnacle West Capital Corporation 2002 Long- Term Incentive Plan

10.100	Pinnacle West APS	Amended and Restated Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, as Administrative Agent and Issuing Bank, dated as of July 22, 2002

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.101	APS	Three-Year Credit Agreement dated as of May 21, 2004 between APS as Borrower, and the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages thereof

10.102	Pinnacle West APS	Agreement between Pinnacle West Energy Corporation and Arizona Public Service Company for Transportation and Treatment of Effluent by and between Pinnacle West Energy Corporation and APS dated as of the 10th day of April, 2001

10.103	Pinnacle West APS	Agreement for the Transfer and Use of Wastewater and Effluent by and between APS, SRP and PWE dated June 1, 2001

10.104	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent dated November 13, 2000, by and between the City of Tolleson, Arizona, APS and SRP

10.105	Pinnacle West APS	Operating Agreement for the Co-Ownership of Wastewater Effluent dated November 16, 2000 by and between APS and SRP

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

10.106	Pinnacle West APS	Asset Purchase Agreement by and between PPL Sundance Energy, LLC, as Seller, and APS, as Purchaser, dated as of June 1, 2004	10.1 to Pinnacle West’s June 2004 Form 10-Q Report, File No. 1-8962	8-9-04

10.106.1	Pinnacle West APS	Amendment to Asset Purchase Agreement	99.1 to Pinnacle West’s November 18, 2004 Form 8-K Report, File No. 1-8962	12-20-04

10.107	Pinnacle West APS	Credit Agreement dated as of October 19, 2004 among Pinnacle West, other lenders, and JPMorgan Chase Bank, as Administrative Agent	10.1 to Pinnacle West’s September 2004 Form 10-Q Report, File No. 1-8962	11-8-04

10.108[b]	Pinnacle West APS	Pinnacle West Capital Capital Corporation Supplemental Excess Benefit Retirement Plan, amended and restated as of January 1, 2003	10.7 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.109[b]	Pinnacle West APS	Pinnacle West Capital Corporation and Arizona Public Service Company Directors’ Retirement Plan, as amended and restated on June 21, 2000	99.2 to Pinnacle West’s Registration Statement on Form S-8 No. 333-40796, File No. 1-8962	7-3-00

10.110	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent with City of Tolleson and Salt River Agricultural Improvement and Power District, dated June 12, 1981, including Amendment No. 1 dated as of November 12, 1981 and Amendment No. 2 dated as of June 4, 1986	10.4 to APS’ 1991 Form 10-K Report, File 1-4473	3-19-92

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

21.1	Pinnacle West	Subsidiaries of Pinnacle West

23.1	Pinnacle West	Consent of Deloitte & Touche LLP

23.2	APS	Consent of Deloitte & Touche LLP

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

31.2	Pinnacle West	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

99.1	Pinnacle West APS	Collateral Trust Indenture among PVNGS II Funding Corp., Inc., APS and Chemical Bank, as Trustee	4.2 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.2	Pinnacle West APS	Supplemental Indenture to Collateral Trust Indenture among PVNGS II Funding Corp., Inc., APS and Chemical Bank, as Trustee	4.3 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.3[c]	Pinnacle West APS	Participation Agreement, dated as of August 1, 1986, among PVNGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.1 to APS’ September 1992 Form 10-Q Report, File No. 1-4473	11-9-92

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

99.4[c]	Pinnacle West APS	Amendment No. 1 dated as of November 1, 1986, to Participation Agreement, dated as of August 1, 1986, among PVNGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	10.8 to APS’ September 1986 Form 10-Q Report by means of Amendment No. 1, on December 3, 1986 Form 8, File No. 1-4473	12-4-86

99.5[c]	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of August 1, 1986, among PVNGS Funding Corp., Inc., PVNGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.4 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

99.6[c]	Pinnacle West APS	Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.5 to APS’ Form S-3 Registration Statement, File No. 33-9480	10-24-86

99.7[c]	Pinnacle West APS	Supplemental Indenture No. 1, dated as of November 1, 1986 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.6 to APS’ September 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12-4-86

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

99.8[c]	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.4 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.9[c]	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.3 to APS’ Form S-3 Registration Statement, File No. 33-9480	10-24-86

99.10[c]	Pinnacle West APS	Amendment No. 1, dated as of November 1, 1986, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.10 to APS’ September 1986 Form 10-Q Report by means of Amendment No. l on December 3, 1986 Form 8, File No. 1-4473	12-4-86

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

99.11[c]	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.6 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.12	Pinnacle West APS	Participation Agreement, dated as of December 15, 1986, among PVNGS Funding Report Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee under a Trust Indenture, APS, and the Owner Participant named therein	28.2 to APS’ September 1992 Form 10-Q Report, File No. 1-4473	11-9-92

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

99.13	Pinnacle West APS	Amendment No. 1, dated as of August 1, 1987, to Participation Agreement, dated as of December 15, 1986, among PVNGS Funding Corp., Inc. as Funding Corporation, State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, Chemical Bank, as Indenture Trustee, APS, and the Owner Participant named therein	28.20 to APS’ Form S-3 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8-10-87

99.14	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of December 15, 1986, among PVNGS Funding Corp., Inc., PVNGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Owner Participant named therein	28.5 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

99.15	Pinnacle West APS	Trust Indenture, Mortgage Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.2 to APS’ November 18, 1986 Form 10-K Report, File No. 1-4473	1-20-87

99.16	Pinnacle West APS	Supplemental Indenture No. 1, dated as of August 1, 1987, to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.13 to APS’ Form S-3 Registration Statement No. 33-9480 by means of August 1, 1987 Form 8-K Report, File No. 1-4473	8-24-87

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

99.17	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.5 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.18	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.5 to APS’ November 18, 1986 Form 8-K Report, File No. 1-4473	1-20-87

99.19	Pinnacle West APS	Amendment No. 1, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.7 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.20[c]	Pinnacle West APS	Indemnity Agreement dated as of March 17, 1993 by APS	28.3 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Effective

99.21	Pinnacle West APS	Extension Letter, dated as of August 13, 1987, from the signatories of the Participation Agreement to Chemical Bank	28.20 to APS’ Form S-3 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8-10-87

99.22	Pinnacle West APS	Rate Reduction Agreement dated December 4, 1995 between APS and the ACC Staff	10.1 to APS’ December 4, 1995 Form 8-K Report, File No. 1-4473	12-14-95

99.23	Pinnacle West APS	ACC Order dated April 24, 1996	10.1 to APS’ March 1996 Form 10-Q Report, File No. 1-4473	5-14-96

99.24	Pinnacle West APS	Arizona Corporation Commission Order, Decision No. 59943, dated December 26, 1996, including the Rules regarding the introduction of retail competition in Arizona	99.1 to APS’ 1996 Form 10-K Report, File No. 1-4473	3-28-97

99.25	Pinnacle West APS	Arizona Corporation Commission Order, Decision No. 61973, dated October 6, 1999, approving APS’ Settlement Agreement	10.1 to APS’ September 1999 10-Q Report, File No. 1-4473	11-15-99

99.26	Pinnacle West APS	Addendum to Settlement Agreement	10.1 to Pinnacle West’s September 2000 Form 10-Q Report, File No. 1-8962	11-14-00

99.27	Pinnacle West APS	Arizona Corporation Commission Order, Decision No. 61969, dated September 29, 1999, including the Retail Electric Competition Rules	10.2 to APS’ September 1999 Form 10-Q Report, File No. 1-4473	11-15-99

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: 9[a]	Effective

99.28	Pinnacle West APS	Track ‘A’ Appeals Issues – Principles for Resolution	99.1 to Pinnacle West’s November 15, 2002 Form 8-K, File No. 1-8962	12-16-02

99.29	Pinnacle West APS	ACC Opinion and Order dated September 10, 2002, Decision No. 65154 (Track A Order)	99.1 to Pinnacle West’s September 10, 2002 Form 8-K Report, File No. 1-8962	9-17-02

99.30	Pinnacle West APS	ACC Decision No. 65796 dated April 4, 2003 (Financing Order)	99.3 to Pinnacle West’s March 2003 Form 10-Q Report, File No. 1-8962	5-15-03

99.31	Pinnacle West	Risk Factors

99.32	APS	Risk Factors

99.33	Pinnacle West APS	Proposed Settlement of Docket E-01345A-03-0437, APS Request for Rate Adjustment, dated August 18, 2004	99.1 to Pinnacle West’s August 18, 2004 Form 8-K Report, File No. 1-8962	8-18-04

99.34	Pinnacle West APS	Retail Electric Competition Rules	10.1 to APS’ June 1998 Form 10-Q Report, File No. 1-4473	8-14-98

99.35	Pinnacle West APS	Arizona Public Service Company Application filed with the Arizona Corporation Commission on September 16, 2002	99.2 to Pinnacle West’s September 10, 2002 Form 8-K Report, File No. 1-8962	9-17-02

     a Reports filed under File No. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

     b Management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     c An additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional Equity Participant. Although such additional document may differ in other respects (such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

     d Additional agreements, substantially identical in all material respects to this Exhibit have been entered into with additional persons. Although such additional documents may differ in other respects (such as dollar amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)
Date: March 16, 2005	/s/ William J. Post
(William J. Post, Chairman of the
Board of Directors and Chief Executive Officer)

Power of Attorney

     We, the undersigned directors and executive officers of Pinnacle West Capital Corporation, hereby severally appoint Donald E. Brandt, Barbara M. Gomez and Nancy C. Loftin, and each of them, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Post (William J. Post, Chairman of the Board of Directors and Chief Executive Officer)	Principal Executive Officer and Director	March 16, 2005
/s/ Jack E. Davis (Jack E. Davis, President and Chief Operating Officer)	Director	March 16, 2005
/s/ Donald E. Brandt (Donald E. Brandt, Executive Vice President and Chief Financial Officer)	Principal Accounting Officer and Principal Financial Officer	March 16, 2005

Signature	Title	Date
/s/ Edward N. Basha, Jr. (Edward N. Basha, Jr.)	Director	March 16, 2005
/s/ Michael L. Gallagher (Michael L. Gallagher)	Director	March 16, 2005
/s/ Pamela Grant (Pamela Grant)	Director	March 16, 2005
/s/ Roy A. Herberger, Jr. (Roy A. Herberger, Jr.)	Director	March 16, 2005
/s/ Martha O. Hesse (Martha O. Hesse)	Director	March 16, 2005
/s/ William S. Jamieson, Jr. (William S. Jamieson, Jr.)	Director	March 16, 2005
/s/ Humberto S. Lopez (Humberto S. Lopez)	Director	March 16, 2005
/s/ Kathryn L. Munro (Kathryn L. Munro)	Director	March 16, 2005
/s/ Bruce J. Nordstrom (Bruce J. Nordstrom)	Director	March 16, 2005
/s/ William L. Stewart (William L. Stewart)	Director	March 16, 2005

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY (Registrant)
Date: March 16, 2005	/s/ Jack E. Davis
(Jack E. Davis, President and Chief
Executive Officer)

Power of Attorney

     We, the undersigned directors and executive officers of Arizona Public Service Company, hereby severally appoint Donald E. Brandt, Barbara M. Gomez and Nancy C. Loftin, and each of them, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Post (William J. Post, Chairman of the Board of Directors )	Director	March 16, 2005
/s/ Jack E. Davis (Jack E. Davis, President and Chief Executive Officer)	Principal Executive Officer and Director	March 16, 2005
/s/ Donald E. Brandt (Donald E. Brandt, Executive Vice President, and Chief Financial Officer)	Principal Financial Officer	March 16, 2005
/s/ Chris N. Froggatt (Chris N. Froggatt, Vice President and Controller)	Principal Accounting Officer	March 16, 2005

Signature	Title	Date
/s/ Edward N. Basha, Jr. (Edward N. Basha, Jr.)	Director	March 16, 2005
/s/ Michael L. Gallagher (Michael L. Gallagher)	Director	March 16, 2005
/s/ Pamela Grant (Pamela Grant)	Director	March 16, 2005
/s/ Roy A. Herberger, Jr. (Roy A. Herberger, Jr.)	Director	March 16, 2005
/s/ Martha O. Hesse (Martha O. Hesse)	Director	March 16, 2005
/s/ William S. Jamieson, Jr. (William S. Jamieson, Jr.)	Director	March 16, 2005
/s/ Humberto S. Lopez (Humberto S. Lopez)	Director	March 16, 2005
/s/ Kathryn L. Munro (Kathryn L. Munro)	Director	March 16, 2005
/s/ Bruce J. Nordstrom (Bruce J. Nordstrom)	Director	March 16, 2005
/s/ William L. Stewart (William L. Stewart)	Director	March 16, 2005

Exhibit Index

Exhibit No.	Registrant(s)	Description
10.1[b]	Pinnacle West APS	2005 Officer and CEO Variable Incentive Plan

10.79.2[b]	Pinnacle West APS	Amendment to Agreement between APS and James M. Levine effective as of 1-1-05

10.95bd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan

10.96bd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan

10.97bd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan

10.98bd	Pinnacle West APS	Performance Accelerated Stock Option Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan

10.99bd	Pinnacle West APS	Stock Ownership Incentive Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan

10.100	Pinnacle West APS	Amended and Restated Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, as Administrative Agent and Issuing Bank, dated as of July 22, 2002

10.101	APS	Three-Year Credit Agreement dated as of May 21, 2004 between APS as Borrower, and the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages thereof

10.102	Pinnacle West APS	Agreement between Pinnacle West Energy Corporation and Arizona Public Service Company for Transportation and Treatment of Effluent by and between Pinnacle West Energy Corporation and APS dated as of the 10th day of April, 2001

10.103	Pinnacle West APS	Agreement for the Transfer and Use of Wastewater and Effluent by and between APS, SRP and PWE dated June 1, 2001

10.104	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent dated November 13, 2000, by and between the City of Tolleson, Arizona, APS and SRP

Exhibit No.	Registrant(s)	Description

10.105	Pinnacle West APS	Operating Agreement for the Co-Ownership of Wastewater Effluent dated November 16, 2000 by and between APS and SRP

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

21.1	Pinnacle West	Subsidiaries of Pinnacle West

23.1	Pinnacle West	Consent of Deloitte & Touche LLP

23.2	APS	Consent of Deloitte & Touche LLP

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.31	Pinnacle West	Risk Factors

99.32	APS	Risk Factors