Form 10-Q
period 2005-03-31
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2005-05-09
CIK 7286, 764622

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Exact Name of Each Registrant as specified in
Commission	its charter; State of Incorporation; Address;	IRS Employer
File Number	and Telephone Number	Identification No.
1-8962	PINNACLE WEST CAPITAL CORPORATION	86-0512431
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

     Indicate by check mark whether each registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

PINNACLE WEST CAPITAL CORPORATION	Yes ☑ No ☐
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value,
outstanding as of May 5, 2005: 98,350,044

ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value,
outstanding as of May 5, 2005: 71,264,947

     Arizona Public Service Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

     This combined Form 10-Q is separately filed by Pinnacle West Capital Corporation and Arizona Public Service Company. Each registrant is filing on its own behalf all of the information contained in this Form 10-Q that relates to such registrant. Neither registrant is filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Page
Glossary	2
Introduction	4
Part I
Item 1. Financial Statements
Pinnacle West Capital Corporation	5
Arizona Public Service Company	30
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	58
Item 4. Controls and Procedures	59
Part II
Item 1. Legal Proceedings	60
Item 5. Other Information	60
Item 6. Exhibits	61
Signatures	63
Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3
Exhibit 99.4
Exhibit 99.5

GLOSSARY

ACC — Arizona Corporation Commission

ADEQ — Arizona Department of Environmental Quality

AFUDC — allowance for funds used during construction

ALJ — Administrative Law Judge

APS — Arizona Public Service Company, a subsidiary of the Company

APS Energy Services — APS Energy Services Company, Inc., a subsidiary of the Company

CC&N — Certificate of Convenience and Necessity

Clean Air Act — Clean Air Act, as amended

Company — Pinnacle West Capital Corporation

DOE — United States Department of Energy

EITF — FASB’s Emerging Issues Task Force

El Dorado — El Dorado Investment Company, a subsidiary of the Company

EPA — United States Environmental Protection Agency

ERMC — Energy Risk Management Committee

FASB — Financial Accounting Standards Board

FERC — United States Federal Energy Regulatory Commission

FIN — FASB Interpretation

Financing Order — ACC Order that authorized APS’ $500 million loan to Pinnacle West Energy in May 2003

FSP — FASB Staff Position

GAAP — accounting principles generally accepted in the United States of America

IRS — United States Internal Revenue Service

Moody’s — Moody’s Investors Service

MW — megawatt, one million watts

MWh — megawatt-hours, one million watts per hour

NAC — collectively, NAC Holding Inc. and NAC International Inc., subsidiaries of El Dorado that were sold in November 2004

Native Load — retail and wholesale sales supplied under traditional cost-based rate regulation

1999 Settlement Agreement — comprehensive settlement agreement related to the implementation of retail electric competition

NRC — United States Nuclear Regulatory Commission

Nuclear Waste Act — Nuclear Waste Policy Act of 1982, as amended

OCI — other comprehensive income

Palo Verde — Palo Verde Nuclear Generating Station, also known as ANPP

Pinnacle West — Pinnacle West Capital Corporation, the Company

Pinnacle West Energy — Pinnacle West Energy Corporation, a subsidiary of the Company

PPL Sundance — PPL Sundance Energy, LLC

PRP — potentially responsible party

PSA — power supply adjuster

PWEC Dedicated Assets — the following Pinnacle West Energy power plants, each of which is dedicated to serving APS’ customers: Redhawk Units 1 and 2, West Phoenix Units 4 and 5 and Saguaro Unit 3

PX — California Power Exchange

RFP — request for proposals

Salt River Project — Salt River Project Agricultural Improvement and Power District

SEC — United States Securities and Exchange Commission

SFAS — Statement of Financial Accounting Standards

SNWA — Southern Nevada Water Authority

Standard & Poor’s — Standard & Poor’s Corporation

SunCor — SunCor Development Company, a subsidiary of the Company

Sundance Plant — PPL Sundance’s 450-megawatt generating facility located approximately 55 miles southeast of Phoenix, Arizona

Superfund — Comprehensive Environmental Response, Compensation and Liability Act

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

2004 Settlement Agreement — an agreement proposing terms under which APS’ general rate case would be settled

2004 Form 10-K — Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2004

VIE — variable interest entity

INTRODUCTION

Filing Format

     This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: Pinnacle West and APS. The information required with respect to each company is set forth within the applicable items.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 2 of this report is divided into the following two sections:

•	Pinnacle West Consolidated—This section describes the financial condition and results of operations of Pinnacle West and its subsidiaries on a consolidated basis. It includes discussions of Pinnacle West’s regulated utility and non-utility operations. A substantial part of Pinnacle West’s revenues and earnings is derived from its regulated utility, APS.

•	APS—This section includes a detailed description of the results of operations and contractual obligations of APS.

     Item 1 of this report includes Condensed Consolidated Financial Statements of Pinnacle West and Condensed Financial Statements of APS. Item 1 also includes Notes to Pinnacle West’s Condensed Consolidated Financial Statements, the majority of which also relate to APS, and Supplemental Notes to APS’ Condensed Financial Statements.

     Certain Notes to APS’ Condensed Financial Statements are combined with the Notes to Pinnacle West’s Condensed Consolidated Financial Statements. See page 34 of this Report for a list of the Notes to Pinnacle West’s Condensed Consolidated Financial Statements, the majority of which also relate to APS’ Condensed Financial Statements, as well as the Supplemental Notes, which are required disclosures for APS and should be read in conjunction with Pinnacle West’s Condensed Consolidated Notes.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
OPERATING REVENUES
Regulated electricity segment	$416,030	$415,464
Marketing and trading segment	116,866	88,383
Real estate segment	72,056	51,593
Other revenues	10,135	10,905

Total	615,087	566,345

OPERATING EXPENSES
Regulated electricity segment purchased power and fuel	78,423	88,611
Marketing and trading segment purchased power and fuel	100,641	67,764
Operations and maintenance	156,496	137,386
Real estate operations segment	56,476	47,690
Depreciation and amortization	94,231	101,616
Taxes other than income taxes	35,190	30,330
Other expenses	8,374	8,750

Total	529,831	482,147

OPERATING INCOME	85,256	84,198

OTHER
Allowance for equity funds used during construction	2,603	2,002
Other income (Note 15)	1,744	11,412
Other expense (Note 15)	(5,309)	(5,945)

Total	(962)	7,469

INTEREST EXPENSE
Interest charges	49,195	50,319
Capitalized interest	(3,289)	(4,911)

Total	45,906	45,408

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	38,388	46,259
INCOME TAXES	14,732	15,468

INCOME FROM CONTINUING OPERATIONS	23,656	30,791
Income from discontinued operations — net of income tax expense of $518 and $411	792	635

NET INCOME	$24,448	$31,426

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	91,962	91,294
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	92,045	91,376

EARNINGS PER WEIGHTED — AVERAGE COMMON SHARES OUTSTANDING
Income from continuing operations — basic	$0.26	$0.34
Net income — basic	0.27	0.34
Income from continuing operations — diluted	0.26	0.34
Net income — diluted	0.27	0.34
DIVIDENDS DECLARED PER SHARE	$0.95	$0.90

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$172,116	$163,366
Investment in debt securities	100,000	181,175
Customer and other receivables	265,538	367,863
Allowance for doubtful accounts	(4,632)	(4,896)
Accrued utility revenues	78,156	93,227
Materials and supplies (at average cost)	109,568	101,333
Fossil fuel (at average cost)	22,244	20,512
Assets from risk management and trading activities (Note 10)	300,440	166,896
Assets held for sale (Note 18)	34,393	—
Other current assets	57,919	47,654

Total current assets	1,135,742	1,137,130

INVESTMENTS AND OTHER ASSETS
Real estate investments — net	345,809	382,398
Assets from risk management and trading activities-long term (Note 10)	358,024	224,341
Decommissioning trust accounts	266,497	267,700
Other assets	101,857	107,212

Total investments and other assets	1,072,187	981,651

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	10,544,621	10,486,648
Less accumulated depreciation and amortization	3,437,733	3,365,954

Total	7,106,888	7,120,694
Construction work in progress	269,010	258,119
Intangible assets, net of accumulated amortization	127,537	105,486
Nuclear fuel, net of accumulated amortization	58,092	51,188

Net property, plant and equipment	7,561,527	7,535,487

DEFERRED DEBITS
Regulatory assets	138,374	135,051
Other deferred debits	109,384	107,428

Total deferred debits	247,758	242,479

TOTAL ASSETS	$10,017,214	$9,896,747

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2005	2004
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$194,540	$373,526
Accrued taxes	277,379	245,611
Accrued interest	48,683	38,795
Dividends payable	43,751	—
Short-term borrowings	63,252	71,030
Current maturities of long-term debt	517,805	617,165
Customer deposits	56,693	55,558
Deferred income taxes	9,057	9,057
Liabilities from risk management and trading activities (Note 10)	201,476	113,406
Liabilities held for sale (Note 18)	28,947	—
Other current liabilities	145,784	101,748

Total current liabilities	1,587,367	1,625,896

LONG-TERM DEBT LESS CURRENT MATURITIES	2,576,360	2,584,985

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,283,476	1,227,553
Regulatory liabilities	513,798	506,646
Liability for asset retirements	252,926	251,612
Pension liability	250,328	234,445
Liabilities from risk management and trading activities-long term (Note 10)	199,648	156,262
Unamortized gain — sale of utility plant	49,189	50,333
Other	311,080	308,819

Total deferred credits and other	2,860,445	2,735,670

COMMITMENTS AND CONTINGENCIES (Notes 5, 12 and 13)

COMMON STOCK EQUITY
Common stock, no par value	1,781,050	1,769,047
Treasury stock	(35)	(428)

Total common stock	1,781,015	1,768,619

Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(81,788)	(81,788)
Derivative instruments	152,662	59,243

Total accumulated other comprehensive income (loss)	70,874	(22,545)

Retained earnings	1,141,153	1,204,122

Total common stock equity	2,993,042	2,950,196

TOTAL LIABILITIES AND EQUITY	$10,017,214	$9,896,747

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$24,448	$31,426
Adjustment to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(792)	(635)
Depreciation and amortization	94,231	101,616
Nuclear fuel amortization	2,101	7,599
Allowance for equity funds used during construction	(2,603)	(2,002)
Deferred income taxes	(4,281)	9,060
Change in mark-to-market valuations	(18,557)	(22,920)
Changes in current assets and liabilities:
Customer and other receivables	102,061	70,857
Accrued utility revenues	15,071	(718)
Materials, supplies and fossil fuel	(9,967)	3,668
Other current assets	(10,265)	(505)
Accounts payable	(179,467)	(52,208)
Accrued taxes	31,768	33,891
Accrued interest	9,888	(4,748)
Other current liabilities	42,982	21,552
Proceeds from the sale of real estate assets	53,820	9,800
Real estate investments	(13,797)	(10,634)
Increase in regulatory assets	(3,323)	(847)
Change in risk management and trading activities — assets	(1,198)	5,875
Change in risk management and trading activities — liabilities	37,707	19,427
Change in customer advances	2,189	3,070
Change in pension liability	15,883	14,704
Change in other long-term assets	4,871	(11,106)
Change in other long-term liabilities	3,181	(994)

Net cash flow provided by operating activities	195,951	225,228

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(121,120)	(116,122)
Capitalized interest	(3,289)	(4,911)
Discontinued operations — Real Estate	(2,785)	133
Discontinued operations — NAC	—	3,555
Purchases of investment securities	(343,525)	(193,345)
Proceeds from sale of investment securities	424,700	285,195
Other	6,138	(4,194)

Net cash flow used for investing activities	(39,881)	(29,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	163,999	179,000
Short-term borrowings and payments — net	(7,778)	149,005
Dividends paid on common stock	(43,666)	(41,080)
Repayment of long-term debt	(264,805)	(601,427)
Common stock equity issuance	12,649	—
Other	(7,719)	2,752

Net cash flow used for financing activities	(147,320)	(311,750)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,750	(116,211)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	163,366	131,062

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,116	$14,851

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes paid	$15,230	$6,767
Interest paid, net of amounts capitalized	$71,327	$72,367

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidation and Nature of Operations

     The condensed consolidated financial statements include the accounts of Pinnacle West and our wholly-owned subsidiaries: APS, Pinnacle West Energy, APS Energy Services, SunCor and El Dorado. All significant intercompany accounts and transactions between the consolidated companies have been eliminated. Our accounting records are maintained in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain prior year amounts to conform to the current year presentation.

2. Condensed Consolidated Financial Statements

     Our unaudited condensed consolidated financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature. We suggest that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read along with the consolidated financial statements and notes to consolidated financial statements included in our 2004 Form 10-K.

3. Quarterly Fluctuations

     Weather conditions cause significant seasonal fluctuations in our revenues. In addition, real estate, trading and wholesale marketing activities can have significant impacts on our results for interim periods. For these reasons as well as others, results for interim periods do not necessarily represent results to be expected for the year.

4. Changes in Liquidity

     On January 15, 2005, APS repaid its $100 million 6.25% Notes due 2005. APS used cash on hand to redeem these notes.

     On March 1, 2005, Maricopa County, Arizona Pollution Control Corporation issued $164 million of variable interest rate pollution control bonds, 2005 Series A-E, due 2029. The bonds were issued to refinance $164 million of outstanding pollution control bonds. The Series A-E bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Maricopa County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.

     On April 11, 2005 Pinnacle West Energy issued $500 million of Floating Rate Senior Notes due April 1, 2007. Pinnacle West has unconditionally guaranteed these notes. Pinnacle West Energy used the proceeds of this issuance to repay a $500 million loan from APS. See “ACC Financing Order” in Note 5. APS intends to use the proceeds to pay a portion of the purchase price of the PWEC Dedicated Assets. In the interim, APS intends to invest the proceeds or use them for general corporate purposes. In the event that the FERC does not approve the transfer of the PWEC Dedicated Assets, APS will use the proceeds for general corporate purposes.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     On May 2, 2005, Pinnacle West redeemed at par all of its $165 million Floating Rate Senior Notes due November 1, 2005. We used cash on hand to redeem the notes.

     On May 2, 2005, Pinnacle West issued 6,095,000 shares of its common stock at an offering price of $42 per share, resulting in net proceeds of approximately $248 million. Pinnacle West anticipates using the net proceeds of the offering for general corporate purposes, including making capital contributions to APS, which will, in turn, use such funds to pay a portion of the approximately $190 million purchase price of its pending acquisition of the Sundance Plant and other capital expenditures expected to be incurred to meet the growing needs of APS’ service territory. See “Request for Proposals and Asset Purchase Agreement” in Note 5 for information regarding APS’ pending acquisition of the Sundance Plant.

     APS had $566 million of pollution control bonds outstanding under which interest rates are reset on a daily, weekly or annual basis as of March 31, 2005. The holders of $223 million of these bonds have the right to cause APS to purchase their bonds on the applicable reset date if the bonds are not remarketed. Of these bonds, $50 million of such bonds are classified as current maturities of long-term debt. The remaining $173 million of bonds are classified as long-term debt because APS has the intent and ability, as demonstrated by credit agreements in place that extend for more than one year, to refinance any bonds that APS is required to purchase.

     The following is a list of principal payments due on Pinnacle West’s consolidated long-term debt and capitalized lease requirements as of March 31, 2005:

•	$517 million in 2005;

•	$395 million in 2006;

•	$174 million in 2007;

•	$7 million in 2008;

•	$1 million in 2009; and

•	$2.013 billion thereafter.

     We have investments in auction rate securities in which interest rates are reset on a short-term basis; however, the underlying contract maturity dates extend beyond three months. We classify the investments in auction rate securities as investments in debt securities on our Condensed Consolidated Balance Sheets. The purchase and sale activities related to these investments have been reclassified on the Consolidated Statement of Cash Flows for the prior-year period.

5. Regulatory Matters

Electric Industry Restructuring

State

     APS General Rate Case

     On April 7, 2005, the ACC issued an order in the general rate case that APS filed on June 27, 2003. The order became final and non-appealable on April 28, 2005. In its order, the ACC approved the 2004 Settlement Agreement, with certain revisions. Certain key financial components of the order include:

•	APS received an annual retail rate increase of approximately $75.5 million, or 4.21%, which was effective as of April 1, 2005. This increase does not include the impact of

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the PSA (discussed below), which is estimated to be 5% in 2006. These increases could be further impacted if the ACC approves additional surcharges.

•	The PSA provides for the annual adjustment of rates to reflect variations in fuel and purchased power costs, subject to specified parameters and procedures, including the following:

•	APS will record deferrals for recovery or refund to the extent actual fuel and purchased power costs vary from $0.020743 per kWh;

•	amounts to be recovered or refunded through the PSA are limited to plus or minus $0.004 per kWh over the life of the PSA;

•	in addition, the ACC order provides for a surcharge mechanism as follows:

•	each time the accumulated pretax net deferrals reach $50 million, APS must notify the ACC, but prior to the deferral balance exceeding $100 million, APS must file with the ACC to recover or refund such deferral balance through a surcharge;

•	amounts recovered or refunded through any surcharge are not included in the $0.004 per kWh PSA limit;

•	the recoverable amount of net fuel and purchased power costs is capped at $776.2 million per year (APS does not expect such costs to exceed $776.2 million in 2005 or 2006);

•	the PSA will remain in effect for a minimum five-year period, but the ACC may eliminate the PSA at any time, if appropriate, in the event APS files a rate case before the expiration of the five-year period or if APS does not comply with the terms of the PSA; and

•	the first adjustment of rates under the PSA would occur on April 1, 2006, unless the ACC approves a special surcharge prior to that date.

•	The 2004 Settlement Agreement included a self-build moratorium for generating plants to be in service prior to January 1, 2015. The ACC order modified that moratorium to include the acquisition of a generating unit, or an interest in a generating unit, from any utility or merchant generator without prior ACC approval.

•	APS was authorized to acquire Redhawk Units 1 and 2, West Phoenix Units 4 and 5, and Saguaro Unit 3, which are dedicated to serving APS’ customers (the “PWEC Dedicated Assets”) from PWEC, with a net carrying value of approximately $850 million, and to rate base the PWEC Dedicated Assets at a rate base value of $700 million, which will result in a mandatory rate base disallowance of approximately $150 million. As a result, for financial reporting purposes, APS will recognize a one-time, after-tax net plant write-off of approximately $90 million in the period when the assets are recorded on APS’ books. This transfer remains subject to approval of the FERC.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	To bridge the time between the effective date of the rate increase and the actual date the PWEC Dedicated Assets transfer, effective April 1, 2005, APS and PWEC entered into a cost-based purchase power agreement (the “Bridge PPA”), which is based on the value of the PWEC Dedicated Assets. When the Bridge PPA became effective, prior power purchase agreements entered into between APS and PWEC were terminated. The Bridge PPA will remain in effect until the FERC approves the transfer of the PWEC Dedicated Assets to APS and the transfer is completed.

•	If the FERC were to issue an order denying APS’ request to acquire the PWEC Dedicated Assets, the Bridge PPA would become a 30-year purchase power agreement, with prices reflecting cost-of-service as if APS had acquired and rate-based the PWEC Dedicated Assets at the value described above.

•	If the FERC were to issue an order (a) approving APS’ request to transfer the PWEC Dedicated Assets at a value materially less than $700 million, (b) approving the transfer of fewer than all of the PWEC Dedicated Assets, or (c) that was materially inconsistent with the ACC order, APS would file an appropriate application with the ACC so that rates could be adjusted. In these circumstances, the Bridge PPA would continue at least until the conclusion of the subsequent proceeding to consider any appropriate adjustment to APS’ rates.

     ACC Financing Order

     On May 12, 2003, APS issued $500 million of debt pursuant to the Financing Order and made a $500 million loan to Pinnacle West Energy. Pinnacle West Energy distributed the net proceeds of that loan to us to fund the repayment of a portion of the debt we incurred to finance the construction of the PWEC Dedicated Assets. On April 11, 2005, this loan was repaid with the proceeds of a new debt issuance. See “Capital Needs and Resources — By Company — Pinnacle West Energy” in Part I, Item 2 below.

     The ACC granted the Financing Order subject to various conditions. One of these conditions is that APS must maintain a common equity ratio of at least 40% and may not pay common dividends if such payment would reduce its common equity ratio below that threshold, unless otherwise waived by the ACC. This condition is an ongoing requirement and was not affected by Pinnacle West Energy’s repayment of APS’ $500 million loan.

     In addition, the Financing Order required the ACC staff to conduct an inquiry into our and our affiliates’ compliance with the retail electric competition and related rules and decisions. On June 13, 2003, APS submitted its report on these matters to the ACC staff. As part of the ACC order in APS’ general rate case discussed above, this inquiry was concluded with no further action by the ACC.

     Retail Electric Competition Rules

     In 1999, the ACC approved rules for the introduction of retail electric competition in Arizona. The rules include the following major provisions:

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     On November 27, 2000, a Maricopa County, Arizona, Superior Court judge issued a final judgment holding that the rules are unconstitutional and unlawful in their entirety due to failure to establish a fair value rate base for competitive electric service providers and because certain of the rules were not submitted to the Arizona Attorney General for certification. The judgment also invalidates all ACC orders authorizing competitive electric service providers, including APS Energy Services, to operate in Arizona. The ACC and other parties aligned with the ACC appealed the ruling to the Arizona Court of Appeals, and in January 2004, the Court invalidated some, but not all, of the rules as either violative of Arizona’s constitutional requirement that the ACC consider the “fair value” of a utility’s property in setting rates or as being beyond the ACC’s constitutional and statutory powers. Other rules were set aside for failure to submit such regulations to the Arizona Attorney General for certification as required by statute. A request for the Arizona Supreme Court to review the Court of Appeals decision was denied on January 4, 2005. To date, the ACC has taken no action on either the rules or the orders authorizing competitive electric service providers in response to the now final Court of Appeals decision. As a result, at present only limited electric retail competition exists in Arizona and only with certain entities not regulated by the ACC.

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

     On November 15, 2002, APS filed appeals of the Track A Order in the Maricopa County, Arizona Superior Court and in the Arizona Court of Appeals. Arizona Public Service Company vs. Arizona Corporation Commission, CV 2002-0222 32; Arizona Public Service Company vs. Arizona

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Corporation Commission, 1CA CC 02-0002. On December 13, 2002, APS and the ACC staff agreed to principles for resolving certain issues raised by APS in its appeals of the Track A Order. The major provisions of the principles include, among other things, the following:

•	APS and the ACC staff agreed that it would be appropriate for the ACC to consider the following matters in APS’ general rate case:

•	the generating assets to be included in APS’ rate base, including the question of whether the PWEC Dedicated Assets should be included in APS’ rate base;

•	the appropriate treatment of the $234 million pretax asset write-off agreed to by APS as part of the 1999 Settlement Agreement; and

•	the appropriate treatment of costs incurred by APS in preparation for the previously anticipated transfer of generation assets to Pinnacle West Energy.

•	As a result of the ACC’s issuance of the Financing Order, APS’ appeals of the Track A Order are limited to the issues described in the preceding bullet points.

     On August 27, 2003, APS, Pinnacle West and Pinnacle West Energy filed a lawsuit asserting damage claims relating to the Track A Order. Arizona Public Service Company et al. v. The State of Arizona ex rel., Superior Court of the State of Arizona, County of Maricopa, No. CV2003-016372.

     As a result of the ACC’s order in APS’ general rate case discussed above, APS, Pinnacle West, and Pinnacle West Energy are presently in the process of seeking dismissal of the above litigation.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Panda Gila River LP agreed to provide 450 MW in October of 2003 and 2004 and May of 2004 and 2005, and 225 MW from November 2003 through April 2004 and from November 2004 through April 2005, by means of firm call options.

     With final ACC approval of the 2004 Settlement Agreement, the Track B contract with Pinnacle West Energy was cancelled, effective April 1, 2005 and replaced by the Bridge PPA. The Track B contract with PPL will be cancelled upon closing of the purchase of the Sundance Plant (see below).

     Request for Proposals and Asset Purchase Agreement

     In early December 2003, APS issued a request for proposals for long-term power supply resources. On June 1, 2004, APS and PPL Sundance, a wholly-owned subsidiary of PPL Corporation, entered into an asset purchase agreement by which APS agreed to purchase the Sundance Plant. The Sundance Plant, which began commercial operation in July 2002, would provide peaking generation support for APS’ system and reduce APS’ growing needs for new generation resources. The purchase price for the Sundance Plant is approximately $190 million.

      On June 1, 2004, APS and PPL Sundance filed a joint application with the ACC with respect to APS’ proposed acquisition of the Sundance Plant. On January 20, 2005, the ACC issued an order confirming APS’ authority to “self-build or buy new generation assets for native load” and stated that APS’ acquisition of the Sundance Plant would be a proper purpose under APS’ existing ACC financing authorizations. APS’ filings with the ACC also requested that the ACC allow APS to defer for future recovery certain capital and operating costs (net of fuel and purchased power savings) associated with the Sundance Plant acquisition until rate treatment for the Sundance Plant could be considered in APS’ next general rate case. APS’ filings estimated that the deferrals would be approximately $10 million to $15 million before income taxes on an annualized basis. The order issued by the ACC allows APS to record the deferrals for up to 36 months, subject to a number of conditions. However, if APS has a general rate case pending at the end of the 36-month period, the deferral period could extend until the rate case had been decided. The conditions imposed by the order are expected to substantially limit the amount of deferrals that APS will be able to record.

      APS’ acquisition of the Sundance Plant, which was approved by the FERC on May 6, 2005, is subject to customary closing conditions. The transaction is targeted to close in the spring of 2005. Pursuant to the asset purchase agreement, as amended, either party may terminate the agreement if the transaction does not close by May 27, 2005, subject to PPL Sundance’s right to extend the closing date by 60 days. In connection with the FERC proceeding, APS committed to an independent market monitoring plan that provides for an independent expert to monitor APS’ generation dispatch and operation of its transmission system and report to the FERC any potentially anti-competitive conduct. The plan will be effective upon closing of the transaction and will continue in effect until the FERC approves a regional market monitoring plan or five years, whichever is earlier.

     General

     The regulatory developments and legal challenges to the ACC’s retail electric competition rules discussed in this Note have raised considerable uncertainty about the status and pace of retail electric competition and of electric restructuring in Arizona. Although some very limited retail competition existed in APS’ service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS’ customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS’ service territory. As competition in the electric industry continues to evolve, we will continue to evaluate strategies and alternatives that will position us to compete in the new regulatory environment.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      On August 11, 2004, Pinnacle West, APS, Pinnacle West Energy, and APS Energy Services (collectively, the “Pinnacle West Companies”) submitted to the FERC an update to its three-year market-based rate review, pursuant to the FERC’s order implementing a new generation market power analysis. On December 20, 2004, the FERC issued an order approving market-based rates for control areas other than those of APS, Public Service Company of New Mexico and Tucson Electric Company. The order required the Pinnacle West Companies to submit additional data with respect to these control areas, and on February 18, 2005, the Pinnacle West Companies submitted such data. On April 11, 2005, APS and a group of APS wholesale electric customers, the Arizona Districts, submitted a settlement that resolved concerns raised by the Arizona Districts in the proceeding. On May 2, 2005, a protest and a motion to intervene were filed by the Yavapai-Apache Energy Office with respect to the settlement between APS and the Arizona Districts. On April 5, 2005, the FERC issued a deficiency letter seeking further information from the Pinnacle West Companies relating to the APS control area and the Pinnacle West Companies filed a response on April 22, 2005. The notice period for filing comments on that filing expired on May 5, 2005, and no additional comments were filed. We cannot currently predict the outcome of this proceeding, but we do not believe that the outcome will have a material adverse effect on our financial position, results of operations or liquidity.

6. Retirement Plans and Other Benefits

     Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a nonqualified supplemental excess benefit retirement plan, and other postretirement benefit plans for the employees of Pinnacle West and our subsidiaries.

     The following table provides details of the plans’ benefit costs for the three months ended March 31, 2005 and 2004. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts billed to electric plant participants or amounts capitalized as overhead construction (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Service cost-benefits earned during the period	$12	$10	$6	$3
Interest cost on benefit obligation	23	21	9	6
Expected return on plan assets	(24)	(20)	(8)	(4)
Amortization of:
Transition (asset) obligation	(1)	(1)	1	1
Prior service cost	1	1	—	—
Net actuarial loss	5	4	2	2

Net periodic benefit cost	$16	$15	$10	$8

Portion of cost charged to expense	$7	$7	$4	$3

APS share of costs charged to expense	$6	$6	$4	$3

Contributions

     The minimum required contribution to be made to our pension plan in 2005 is estimated to be approximately $50 million, $13 million of which was contributed on April 15, 2005. The contribution to be made to other postretirement benefit plans in 2005 is estimated to be approximately $40 million. APS’ share is approximately 92% of both plans.

7. Business Segments

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

     Financial data for the three months ended March 31, 2005 and 2004 and at March 31, 2005 and December 31, 2004 by business segment is provided as follows (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2005	2004
Operating Revenues:
Regulated electricity	$416	$415
Marketing and trading	117	88
Real estate	72	52
Other	10	11

Total	$615	$566

Net Income:
Regulated electricity	$13	$18
Marketing and trading	1	10
Real estate	9	2
Other	1	1

Total	$24	$31

	As of	As of
	March 31, 2005	December 31, 2004
Assets:
Regulated electricity	$8,670	$8,674
Marketing and trading	871	746
Real estate	452	454
Other	24	23

Total	$10,017	$9,897

8. New Accounting Standards

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” The standard establishes accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) is effective for us as of January 1, 2006. We are currently evaluating the impacts of this new guidance, but we do not believe it will have a material impact on our financial statements.

     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that an entity must record a liability for the fair value of an asset retirement obligation for which the timing and (or) method of settlement are conditional on a future event if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the new guidance, but do not expect the adoption of this interpretation to have a material impact on our financial statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Variable Interest Entities

     In 1986, APS entered into agreements with three separate VIE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. We are not the primary beneficiary of the Palo Verde VIEs and, accordingly, do not consolidate them.

     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2005, APS would have been required to assume approximately $250 million of debt and pay the equity participants approximately $192 million.

10. Derivative and Energy Trading Accounting

     We are exposed to the impact of market fluctuations in the commodity price of electricity, natural gas, coal and emissions allowances and in interest rates. We manage risks associated with these market fluctuations by utilizing various instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we use such instruments to hedge our exposure to changes in interest rates and to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. As of March 31, 2005, we hedged exposures to the price variability of the commodities for a maximum of eight years. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.

Cash Flow Hedges

     The changes in the fair value of our hedged positions included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 were comprised of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2005	2004
Gains on the ineffective portion of derivatives qualifying for hedge accounting	$7,324	$1,384
Gains from the change in options’ time value excluded from measurement of effectiveness	858	80
Gains from the discontinuance of cash flow hedges	385	1,137

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     During the twelve months ending March 31, 2006, we estimate that a net gain of $136 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transactions.

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

     The following table summarizes our assets and liabilities from risk management and trading activities at March 31, 2005 and December 31, 2004 (dollars in thousands):

March 31, 2005

	Current		Current	Other	Net Asset
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated electricity:
Mark-to-market	$132,810	$49,156	$(24,974)	$(4,179)	$152,813
Options and futures – at cost	19,334	—	(44,903)	—	(25,569)
Marketing and trading:
Mark-to-market	148,296	307,773	(101,010)	(195,469)	159,590
Options and futures and emission allowances – at cost	—	1,095	(30,589)	—	(29,494)

Total	$300,440	$358,024	$(201,476)	$(199,648)	$257,340

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

	Current		Current	Other	Net Asset
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated electricity:
Mark-to-market	$45,220	$19,417	$(19,191)	$(12,000)	$33,446
Options and margin account	18,821	118	(8,879)	—	10,060
Marketing and trading:
Mark-to-market	102,855	204,512	(68,008)	(132,683)	106,676
Emission allowances – at cost and margin account	—	294	(17,328)	(11,579)	(28,613)

Total	$166,896	$224,341	$(113,406)	$(156,262)	$121,569

     Cash or other assets may be required to serve as collateral against our open positions on certain energy-related contracts. Collateral provided to counterparties was $3 million at March 31, 2005 and $1 million at December 31, 2004, and is included in other current assets on the Condensed Consolidated Balance Sheets. Collateral provided to us by counterparties was $57 million at March 31, 2005 and $24 million at December 31, 2004, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.

Fair Value Hedges

     On January 29, 2004, we entered into two fixed-for-floating interest rate swap transactions on our $300 million 6.4% Senior Notes. The purpose of these hedges is to protect against significant fluctuations in the fair value of our debt. Our interest rate swaps are considered to be fully effective with any resulting gains or losses on the derivative offset by a similar loss or gain amount on the underlying fair value of debt. The fair value of the interest rate swaps was a loss of approximately $5 million at March 31, 2005 and is included in deferred credits and other with the corresponding offset in long-term debt less current maturities on the Condensed Consolidated Balance Sheets.

Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represents approximately 30% of Pinnacle West’s $658 million of risk management and trading assets as of March 31, 2005. Our risk management process assesses and monitors the financial exposure of these and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparties noted above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities, local distribution companies and financial institutions. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

11.	Comprehensive Income

     Components of comprehensive income for the three months ended March 31, 2005 and 2004, are as follows (dollars in thousands):

	Three Months
	Ended March 31,
	2005	2004
Net income	$24,448	$31,426

Other comprehensive income:
Unrealized gain on derivative instruments, net of tax (a)	97,016	28,886
Reclassification of realized gain to income, net of tax (b)	(3,597)	(98)

Total other comprehensive income	93,419	28,788

Comprehensive income	$117,867	$60,214

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and gas requirements to serve Native Load.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

12.	Commitments and Contingencies

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     APS currently estimates it will incur $115 million (in 2004 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. As of March 31, 2005, APS had spent $12 million for on-site interim spent nuclear fuel storage. APS has recorded a regulatory asset of $12 million for the costs.

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

     On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including the Company, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present under market-based rates. State of California v. British Columbia Power Exchange et al., Docket No. EL02-71-000. The complaint requests the FERC to require the wholesale sellers to refund any rates that are “found to exceed just and reasonable levels.” This complaint was dismissed by the FERC and the State of California appealed the matter to the Ninth Circuit Court of Appeals. In an order issued September 9, 2004, the Ninth Circuit upheld the FERC’s authority to permit market-based rates, but rejected the FERC’s claim that it was without authority to consider retroactive refunds when a utility has not strictly adhered to the quarterly reporting requirements of the market-based rate system. On September 9, 2004, the Ninth Circuit remanded the case to the FERC for further proceedings. State of California ex rel. Bill Lockyer, Attorney General v. FERC, No. 02-73093. Several of the intervenors in this appeal filed a petition for rehearing of this decision on October 25, 2004. The petition for rehearing has not been acted upon, and the outcome of the further proceedings cannot be predicted at this time.

     The FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. The FERC affirmed the ALJ’s conclusion that the prices in the Pacific Northwest were not unreasonable or unjust and refunds should not be ordered in this proceeding. This decision has now been appealed to the Ninth Circuit Court of Appeals. Although the FERC ruling in the Pacific Northwest matter is being appealed and the FERC has not yet calculated the specific refund amounts due in California, we do not expect that the resolution of these issues, as to the amounts alleged in the proceedings, will have a material adverse impact on our financial position, results of operations or liquidity.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     On July 9, 2003 the FERC issued an order that altered the capacity rights of parties to the 1996 settlement but maintained the cost responsibility provisions agreed to by parties to that settlement. On December 28, 2004, the D.C. Court of Appeals upheld the FERC’s authority to alter the capacity rights of parties to the settlement. With respect to the FERC’s authority to maintain the cost responsibility provisions of the settlement, a party has sought appellate review and is seeking to reallocate the costs responsibility associated with the changed contractual obligations in a way that would be less favorable to APS and Pinnacle West Energy than under the FERC’s July 9, 2003 order. Should this party prevail on this point, APS and Pinnacle West Energy’s annual capacity cost could be increased by approximately $3 million per year, from September 2003 through December 2005.

     El Paso is required under the terms of the 1996 settlement to file a new rate case by July 1, 2005, with new rates to become effective on January 1, 2006. APS cannot currently assess the financial impact that El Paso’s filing could have on rates.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental Matters

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

decontamination. APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

14.	Stock-Based Compensation

     Pinnacle West offers stock-based compensation plans for officers and key employees of the Company and our subsidiaries. Beginning with our 2002 stock option grants we began applying the fair value method of accounting for stock-based compensation as provided for in SFAS No. 123, “Accounting for Stock-Based Compensation.” In prior years, we recognized stock compensation expense based on the intrinsic value method allowed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” For the three months ended March 31, 2005 and 2004, the reported compensation expense, net income and earnings per share were not materially different from pro forma amounts for both Pinnacle West and APS.

15.	Other Income and Other Expense

     The following table provides detail of other income and other expense for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended
	March 31,
	2005	2004
Other income:
Investment gains – net	$—	$2,218
Interest income	1,338	3,802
SunCor joint venture earnings (loss)	(28)	1,185
Asset sales	241	3,651
Miscellaneous	193	556

Total other income	$1,744	$11,412

Other expense:
Non-operating costs (a)	$(3,098)	$(2,802)
Asset sales	(64)	(2,139)
Investment losses – net	(1,249)	—
Miscellaneous	(898)	(1,004)

Total other expense	$(5,309)	$(5,945)

(a)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and other costs excluded from utility rate recovery).

16.	Guarantees

     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our unregulated subsidiaries. Our parental guarantees related to Pinnacle West Energy consist of equipment and performance guarantees related to our generation construction program, and long-

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

term service agreement guarantees for new power plants. Our credit support instruments enable APS Energy Services to offer commodity energy and energy-related products. Non-performance or payment under the original contract by our unregulated subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s guarantees on behalf of its subsidiaries. Our guarantees have no recourse or collateral provisions to allow us to recover amounts paid under the guarantee. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at March 31, 2005 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
Parental:
Pinnacle West Energy	$17	1	$—	—
APS Energy Services	26	1	61	1

Total	$43		$61

     At March 31, 2005, we had entered into approximately $41 million of letters of credit which support various transmission and construction agreements. These letters of credit expire in 2005 and 2006. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required. At March 31, 2005, Pinnacle West had approximately $4 million of letters of credit related to workers’ compensation expiring in 2006.

     APS has entered into various agreements that require letters of credit for financial assurance purposes. At March 31, 2005, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations. In July 2004, $150 million of these letters of credit were renewed for a three-year term and expire in 2007. The remainder expire in 2005. APS has also entered into approximately $100 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2005. Additionally, APS has approximately $5 million of letters of credit related to counterparty collateral requirements expiring in 2006. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

     We enter into agreements that include indemnification provisions relating to liabilities arising from or related to certain of our agreements. APS has agreed to indemnify the equity participants and other parties in the Palo Verde sale leaseback transactions with respect to certain tax matters. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnification provisions is likely.

     See Note 4 for information regarding Pinnacle West’s guarantee of $500 million of Pinnacle West Energy’s debt obligations.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Earnings Per Share

     The following table presents earnings per weighted average common share outstanding for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Basic earnings per share:
Income from continuing operations	$0.26	$0.34
Income from discontinued operations	0.01	—

Earnings per share – basic	$0.27	$0.34

Diluted earnings per share:
Income from continuing operations	$0.26	$0.34
Income from discontinued operations	0.01	—

Earnings per share – diluted	$0.27	$0.34

     Dilutive stock options increased average common shares outstanding by approximately 83,000 shares for the three months ended March 31, 2005 and 82,000 shares for the three months ended March 31, 2004.

     Options to purchase 868,934 shares for the three-month period ended March 31, 2005 were outstanding but were not included in the computation of earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share for that same reason were 2,381,699 shares for the three-month period ended March 31, 2004.

18.	Discontinued Operations

     Due to pending sales of certain SunCor commercial properties in 2005, the related assets and liabilities have been reclassified to assets and liabilities held for sale on the Condensed Consolidated Balance Sheets at March 31, 2005. The assets held for sale at March 31, 2005 relate to property in the amount of $34 million, and the liabilities held for sale relate to current maturities of long-term debt in the amount of $29 million. Operating revenues and expenses related to these commercial properties for the prior-year periods are immaterial and therefore have not been reclassified on the Condensed Consolidated Statements of Income.

19.	Silverhawk Power Station

     Pinnacle West Energy has a 75% ownership in the Silverhawk Power Station. As of March 31, 2005 we concluded that there was no impairment of this asset under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”).

     Recently, we have received proposals from several parties that have expressed interest in purchasing this ownership interest. If an agreement is reached with a party and approved by the Board of Directors, we anticipate that the asset at that point would be classified as held for sale and, accordingly, an impairment loss would be recognized using the fair value method required by SFAS 144. Management’s best estimate of this impairment would result in a loss in the range of $50 million to $60 million after income taxes. If such a transaction were to occur, we would plan to invest the net sale proceeds, estimated to be in the range of $200 million to $215 million, into APS. No assurance can be given that a transaction will occur.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
ELECTRIC OPERATING REVENUES
Regulated electricity	$418,434	$420,299
Marketing and trading	22,858	20,803

Total	441,292	441,102

OPERATING EXPENSES
Regulated electricity purchased power and fuel	81,914	88,592
Marketing and trading purchased power and fuel	28,302	25,758
Operations and maintenance	142,294	125,912
Depreciation and amortization	82,214	88,848
Income taxes	16,380	17,362
Other taxes	31,445	27,580

Total	382,549	374,052

OPERATING INCOME	58,743	67,050

OTHER INCOME (DEDUCTIONS)
Income taxes	(837)	(2,469)
Allowance for equity funds used during construction	2,603	2,002
Other income (Note S-4)	6,161	11,235
Other expense (Note S-4)	(3,860)	(4,904)

Total	4,067	5,864

INTEREST DEDUCTIONS
Interest on long-term debt	35,517	35,646
Interest on short-term borrowings	1,191	2,501
Debt discount, premium and expense	1,004	1,195
Capitalized interest	(1,947)	(857)

Total	35,765	38,485

NET INCOME	$27,045	$34,429

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2005	2004
ASSETS

UTILITY PLANT
Electric plant in service and held for future use	$9,203,579	$9,120,407
Less accumulated depreciation and amortization	3,328,892	3,266,181

Total	5,874,687	5,854,226
Construction work in progress	262,097	249,243
Intangible assets, net of accumulated amortization	102,218	103,701
Nuclear fuel, net of accumulated amortization	58,092	51,188

Utility plant-net	6,297,094	6,258,358

INVESTMENTS AND OTHER ASSETS
Note receivable from Pinnacle West Energy (Notes 5 and S-5)	498,646	498,489
Decommissioning trust accounts	266,497	267,700
Assets from risk management and trading activities long term (Note S-2)	57,990	20,123
Other assets	60,302	61,364

Total investments and other assets	883,435	847,676

CURRENT ASSETS
Cash and cash equivalents	101,816	49,575
Investment in debt securities	—	181,175
Accounts receivable:
Service customers	124,521	214,487
Other	89,391	63,131
Allowance for doubtful accounts	(3,107)	(3,444)
Accrued utility revenues	69,030	76,154
Materials and supplies (at average cost)	87,470	83,893
Fossil fuel (at average cost)	22,238	20,506
Assets from risk management and trading activities (Note S-2)	173,787	70,430
Other current assets	8,068	10,187

Total current assets	673,214	766,094

DEFERRED DEBITS
Regulatory assets	138,374	135,051
Unamortized debt issue costs	24,401	21,832
Other deferred debits	72,884	69,541

Total deferred debits	235,659	226,424

TOTAL ASSETS	$8,089,402	$8,098,552

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2005	2004
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	1,246,804	1,246,804
Retained earnings	844,740	860,196
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(71,087)	(71,087)
Derivative instruments	83,102	18,327

Common stock equity	2,281,721	2,232,402
Long-term debt less current maturities	2,266,700	2,267,094

Total capitalization	4,548,421	4,499,496

CURRENT LIABILITIES
Current maturities of long-term debt	351,393	451,247
Accounts payable	92,097	215,076
Accrued taxes	340,360	292,521
Accrued interest	37,944	33,332
Customer deposits	52,825	51,804
Deferred income taxes	9,057	9,057
Liabilities from risk management and trading activities (Note S-2)	90,890	34,292
Other current liabilities	87,315	91,441

Total current liabilities	1,061,881	1,178,770

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,149,522	1,108,571
Regulatory liabilities	513,798	506,646
Liability for asset retirements	252,926	251,612
Pension liability	217,961	203,668
Customer advances for construction	61,374	59,185
Unamortized gain — sale of utility plant	49,189	50,333
Liabilities from risk management and trading activities - long term (Note S-2)	18,490	13,124
Other	215,840	227,147

Total deferred credits and other	2,479,100	2,420,286

COMMITMENTS AND CONTINGENCIES (Notes 5, 12, 13 and S-5)

TOTAL LIABILITIES AND EQUITY	$8,089,402	$8,098,552

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,045	$34,429
Items not requiring cash:
Depreciation and amortization	82,214	88,848
Nuclear fuel amortization	2,101	7,599
Allowance for equity funds used during construction	(2,603)	(2,002)
Deferred income taxes	(1,009)	2,714
Change in mark-to-market valuations	(8,234)	(19,582)
Changes in current assets and liabilities:
Accounts receivable	63,369	34,880
Accrued utility revenues	7,124	(2,111)
Materials, supplies and fossil fuel	(5,309)	3,757
Other current assets	3,089	1,557
Accounts payable	(123,460)	(6,333)
Accrued taxes	47,839	49,109
Accrued interest	4,612	(5,950)
Other current liabilities	(3,105)	11,203
Increase in regulatory assets	(3,323)	(1,248)
Change in risk management and trading activities — assets	(395)	2,562
Change in risk management and trading activities - liabilities	36,204	18,856
Change in customer advances	2,189	3,070
Change in pension liability	14,293	13,074
Change in other long-term assets	(4,879)	(5,383)
Change in other long-term liabilities	(10,314)	(12,237)

Net cash flow provided by operating activities	127,448	216,812

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(117,501)	(99,684)
Capitalized interest	(1,947)	(857)
Purchases of investment securities	(67,450)	(24,200)
Proceeds from sale of investment securities	248,625	94,050
Other	6,073	(5,412)

Net cash flow provided by (used for) investing activities	67,800	(36,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	163,975	179,000
Short-term borrowings	—	25,200
Dividends paid on common stock	(42,500)	(42,500)
Repayment and reacquisition of long-term debt	(264,482)	(384,561)

Net cash flow used for financing activities	(143,007)	(222,861)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,241	(42,152)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,575	42,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,816	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes paid	$9	$—
Interest, net of amounts capitalized	$30,149	$42,228

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

     Certain notes to APS’ Condensed Financial Statements are combined with the Notes to Pinnacle West’s Condensed Consolidated Financial Statements. Listed below are the Condensed Consolidated Notes to Pinnacle West’s Condensed Consolidated Financial Statements, the majority of which also relate to APS’ Condensed Financial Statements. In addition, listed below are the Supplemental Notes which are required disclosures for APS and should be read in conjunction with Pinnacle West‘s Condensed Consolidated Notes.

	Condensed	APS'
	Consolidated	Supplemental
	Footnote	Footnote
	Reference	Reference
Consolidation and Nature of Operations	Note 1	—
Condensed Consolidated Financial Statements	Note 2	—
Quarterly Fluctuations	Note 3	—
Changes in Liquidity	Note 4	Note S-1
Regulatory Matters	Note 5	—
Retirement Plans and Other Benefits	Note 6	—
Business Segments	Note 7	—
New Accounting Standards	Note 8	—
Variable Interest Entities	Note 9	—
Derivative and Energy Trading Accounting	Note 10	Note S-2
Comprehensive Income	Note 11	Note S-3
Commitments and Contingencies	Note 12	—
Nuclear Insurance	Note 13	—
Stock-Based Compensation	Note 14	—
Other Income and Other Expense	Note 15	Note S-4
Guarantees	Note 16	—
Earnings Per Share	Note 17	—
Discontinued Operations	Note 18	—
Silverhawk Power Station	Note 19	—
Related Party Transactions	—	Note S-5

S-1. Changes in Liquidity

     The following is a list of principal payments due on APS’ total long-term debt and capitalized lease requirements:

•	$351 million in 2005;

•	$86 million in 2006;

•	$174 million in 2007;

•	$1 million in 2008;

•	$1 million in 2009; and

•	$2.013 billion, thereafter.

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE CONDENSED FINANCIAL STATEMENTS

S-2. Derivative and Energy Trading Accounting

     APS is exposed to the impact of market fluctuations in the commodity price of electricity, natural gas and coal. As part of its overall risk management program, APS uses various commodity instruments that qualify as derivatives to hedge purchases and sales of electricity and fuels. As of March 31, 2005, APS hedged exposures to these risks for a maximum of three years.

Cash Flow Hedges

     The changes in the fair value of APS’ hedged positions included in the APS Condensed Statements of Income for the three months ended March 31, 2005 and 2004 were comprised of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2005	2004
Gains on the ineffective portion of derivatives qualifying for hedge accounting	$7,417	$1,411
Gains from the change in options’ time value excluded from measurement of effectiveness	858	80
Gains from the discontinuance of cash flow hedges	302	575

     During the twelve months ending March 31, 2006, we estimate that a net gain of $95 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect on earnings of market price changes for the related hedged transactions.

     APS’ assets and liabilities from risk management and trading activities are presented in two categories, consistent with our business segments:

•	Regulated Electricity — non-trading derivative instruments that hedge APS’ purchases and sales of electricity and fuel for its Native Load requirements; and

•	Marketing and Trading — both non-trading and trading derivative instruments.

     The following table summarizes APS’ assets and liabilities from risk management and trading activities at March 31, 2005 and December 31, 2004 (dollars in thousands):

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2005
	Current		Current	Other	Net Asset
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated Electricity:
Mark-to-market	$132,809	$49,157	$(24,974)	$(4,179)	$152,813
Options and futures-at cost	19,334	—	(44,903)	—	(25,569)
Marketing and Trading:
Mark-to-market	21,644	8,828	(20,834)	(14,311)	(4,673)
Options and futures and other-at cost	—	5	(179)	—	(174)

Total	$173,787	$57,990	$(90,890)	$(18,490)	$122,397

December 31, 2004
	Current		Current	Other	Net Asset
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated Electricity:
Mark-to-market	$45,220	$19,417	$(19,191)	$(12,000)	$33,446
Options and futures-at cost	18,821	118	(8,879)	—	10,060
Marketing and Trading:
Mark-to-market	6,389	581	(6,222)	(1,124)	(376)
Other-at cost	—	7	—	—	7

Total	$70,430	$20,123	$(34,292)	$(13,124)	$43,137

     Cash or other assets may be required to serve as collateral against APS’ open positions on certain energy-related contracts. No collateral was provided to counterparties at March 31, 2005 or December 31, 2004. Collateral provided to us by counterparties was $37 million at March 31, 2005 and $6 million at December 31, 2004, and is included in other current liabilities on the Condensed Balance Sheets.

S-3. Comprehensive Income

     Components of APS’ comprehensive income for the three months ended March 31, 2005 and 2004, are as follows (dollars in thousands):

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE CONDENSED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2005	2004
Net income	$27,045	$34,429

Other comprehensive income:
Unrealized gains on derivative instruments, net of tax (a)	65,612	18,315
Reclassification of realized gain to income, net of tax (b)	(837)	(1,130)

Total other comprehensive income	64,775	17,185

Comprehensive income	$91,820	$51,614

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and gas requirements to serve Native Load.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

S-4. Other Income and Other Expense

     The following table provides detail of APS’ other income and other expense for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended
	March 31,
	2005	2004
Other income:
Interest income	$5,423	$5,038
Asset sales	241	3,651
Investment gains-net	—	2,047
Miscellaneous	497	499

Total other income	$6,161	$11,235

Other expense:
Non-operating costs(a)	$(2,628)	$(2,232)
Asset sales	(64)	(2,139)
Investment losses-net	(502)	—
Miscellaneous	(666)	(533)

Total other expense	$(3,860)	$(4,904)

(a)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and other).

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE CONDENSED FINANCIAL STATEMENTS

S-5. Related Party Transactions

     From time to time, APS enters into transactions with Pinnacle West or Pinnacle West’s subsidiaries. The following table summarizes the amounts included in the APS Condensed Statements of Income and Condensed Balance Sheets related to transactions with affiliated companies (dollars in millions):

	Three Months Ended
	March 31,
	2005	2004
Electric operating revenues:
Pinnacle West — marketing and trading	$1	$4
Pinnacle West Energy	1	1

Total	$2	$5

Purchased power and fuel costs:
Pinnacle West Energy	$8	$10

Total	$8	$10

Other:
Pinnacle West Energy interest income	$5	$5

Total	$5	$5

	As of	As of
	March 31, 2005	December 31, 2004
Net intercompany receivables (payables):
Pinnacle West Energy	$484	$467
Pinnacle West — marketing and trading	17	19
APS Energy Services	7	9
Pinnacle West	23	(5)

Total	$531	$490

     Electric revenues include sales of electricity to affiliated companies at contract prices. Purchased power includes purchases of electricity from affiliated companies at contract prices. The Company purchases electricity from and sells electricity to APS Energy Services; however, these transactions are settled net and reported net in accordance with EITF 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ As Defined in Issue No. 2-3.” Intercompany receivables primarily include the amounts related to the loan APS made to Pinnacle West Energy and intercompany sales of electricity. Intercompany payables primarily include amounts related to the intercompany purchases of electricity. Intercompany receivables and payables are generally settled on a current basis in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and Arizona Public Service Company’s Condensed Financial Statements and the related Notes that appear in Item 1 of this report.

OVERVIEW

     Pinnacle West owns all of the outstanding common stock of APS. APS is a vertically-integrated electric utility that provides retail and wholesale electric service to most of the state of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona. Through its marketing and trading division, APS also generates, sells and delivers electricity to wholesale customers in the western United States. APS has historically accounted for a substantial part of our revenues and earnings. Customer growth in APS’ service territory is about three times the national average and remains a fundamental driver of our revenues and earnings.

     Pinnacle West Energy is our unregulated generation subsidiary. The ACC’s order in APS’ general rate case authorized Pinnacle West Energy to transfer the PWEC Dedicated Assets to APS. This transfer remains subject to FERC approval. See “APS General Rate Case” in Note 5. Following the transfer, Pinnacle West Energy’s remaining generating plant will be the Silverhawk Power Station, a 570 MW combined cycle plant located north of Las Vegas, Nevada. See Note 19 of Notes to Condensed Consolidated Financial Statements for a discussion of proposals to purchase our 75% ownership interest in the Silverhawk Power Station.

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

     El Dorado, our investment subsidiary, owns minority interests in several energy-related investments and Arizona community-based ventures.

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

     See “Pinnacle West Consolidated — Factors Affecting Our Financial Outlook” below for a discussion of several factors that could affect our future financial results.

EARNINGS CONTRIBUTION BY BUSINESS SEGMENT

     We have three principal business segments (determined by products, services and the regulatory environment):

•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to “Native Load” customers) and related activities and includes electricity generation, transmission and distribution;

•	our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading and APS Energy Services’ commodity-related energy services; and

•	our real estate segment, which consists of SunCor’s real estate development and investment activities.

     The following table summarizes net income for the three months ended March 31, 2005 and 2004 (dollars in millions):

	Three Months Ended
	March 31
	2005	2004
Regulated electricity	$13	$18
Marketing and trading	1	10
Real estate	9	2
Other	1	1

Net income	$24	$31

General

     Throughout the following explanations of our results of operations, we refer to “gross margin.” With respect to our regulated electricity segment and our marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs. “Gross margin” is a “non-GAAP financial measure,” as defined in accordance with SEC rules. Exhibit 99.3 reconciles this non-GAAP financial measure to operating income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. We view gross margin as an important performance measure of the core profitability of our operations. This measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses. In addition, we have reclassified certain prior period amounts to conform to our current period presentation.

Operating Results — Three-month period ended March 31, 2005 compared with the three-month period ended March 31, 2004

     Our consolidated net income for the three months ended March 31, 2005 was $24 million compared with $31 million for the prior-year period. The $7 million decrease in the period-to-period comparison reflected the following changes in earnings by segment:

•	Regulated Electricity Segment — Net income decreased approximately $5 million primarily due to higher operations and maintenance costs primarily related to customer service, generation and benefit costs; lower other income, net of other expense, primarily due to gains on asset sales in the prior year period; increased property taxes due to increased plant in service; and the effects of milder weather on retail sales. These negative factors were partially offset by the absence of regulatory asset amortization; higher retail sales volumes due to customer growth and usage; decreased purchased power and fuel costs due to lower hedged gas and power prices; and lower replacement power costs due to fewer unplanned outages.

•	Marketing and Trading Segment — Net income decreased approximately $9 million primarily due to increased costs related to the Silverhawk Power Station, which was placed in service in mid-2004 and lower margins on competitive retail sales in California by APS Energy Services.

•	Real Estate Segment — Net income increased approximately $7 million primarily due to increased land sales.

Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Higher retail sales volumes due to customer growth, excluding weather effects	$7	$4
Decreased purchased power and fuel costs due to lower hedged gas and power prices	5	3
Lower replacement power costs due to fewer unplanned outages	4	3
Effects of weather on retail sales	(5)	(3)

Net increase in regulated electricity segment gross margin	11	7

Marketing and trading segment gross margin:
Lower competitive retail unit margins in California by APS Energy Services	(6)	(4)
Lower realized margins on wholesale sales primarily due to lower unit margins	(1)	(1)
Increase in generation sales other than Native Load due to higher sales volumes	3	2

Net decrease in marketing and trading segment gross margin	(4)	(3)

Net increase in gross margin for regulated electricity and marketing and trading segments	7	4
Higher real estate segment contribution primarily related to increased land sales	12	7
Higher operations and maintenance expense primarily related to customer service, generation and benefit costs	(19)	(11)
Depreciation and amortization decreases (increases):
Absence of regulatory asset amortization	9	5
Increased delivery and other assets	(2)	(1)
Higher property taxes due to increased plant in service	(5)	(3)
Lower other income net of other expense primarily due to gain on asset sales and higher interest income in prior-year period	(9)	(5)
Miscellaneous items, net	(1)	(3)

Net decrease in net income	$(8)	$(7)

     The increase in net costs (primarily depreciation, interest expense, property taxes and operations and maintenance expense, net of gross margin contributions) related to the Silverhawk Power Station, which was placed in service in mid-2004 by Pinnacle West Energy totaled approximately $4 million after income taxes in the three months ended March 31, 2005 compared with the prior-year period.

Regulated Electricity Segment Revenues

     Regulated electricity segment revenues were $1 million higher for the three months ended March 31, 2005 compared with the prior-year period primarily as a result of:

•	a $13 million increase in retail revenues related to customer growth, excluding weather effects;

•	a $13 million decrease in retail revenues related to milder weather; and

•	a $1 million increase due to miscellaneous factors.

Marketing and Trading Segment Revenues

     Marketing and trading segment revenues were $29 million higher for the three months ended March 31, 2005 compared with the prior-year period primarily as a result of:

•	a $36 million increase from generation sales other than Native Load primarily due to higher sales volumes, including sales from the Silverhawk Power Station, and higher wholesale market prices;

•	$1 million of higher energy trading revenues on realized sales of electricity primarily due to higher electricity prices; and

•	an $8 million decrease from lower competitive retail sales and prices in California by APS Energy Services.

Real Estate Revenues

     Real estate revenues were $20 million higher for the three months ended March 31, 2005 compared with the prior-year period primarily due to higher land and home sales.

LIQUIDITY AND CAPITAL RESOURCES

Capital Needs and Resources — Pinnacle West Consolidated

     Capital Expenditure Requirements

     The following table summarizes the actual capital expenditures for the three months ended March 31, 2005 and estimated capital expenditures for the next three years.

CAPITAL EXPENDITURES
(dollars in millions)

	Three Months Ended	Estimated for the Year Ended
	March 31,	December 31,
	2005	2005	2006	2007
APS
Delivery	$84	$390	$395	$440
Generation (a) (b)	26	352	158	195
Other (c)	9	30	7	6

Subtotal	119	772	560	641
Pinnacle West Energy (a)	—	7	5	2
SunCor (d)	19	114	61	63
Other	1	8	7	4

Total	$139	$901	$633	$710

(a)	As discussed in Note 5 under “APS General Rate Case,” as part of the ACC’s order in APS’ general rate case, APS received rate base treatment of the PWEC Dedicated Assets. The estimated capital expenditures related to the PWEC Dedicated Assets are reflected in APS for the years 2005, 2006 and 2007.

(b)	The estimate for 2005 includes about $190 million for acquisition of the Sundance Plant. See “Request for Proposals and Asset Purchase Agreement” in Note 5 for a discussion of the asset purchase agreement between APS and PPL Sundance.

(c)	Primarily information systems and facilities projects.

(d)	Consists primarily of capital expenditures for land development and retail and office building construction reflected in “Real estate investments” on the Condensed Consolidated Statements of Cash Flows.

     Delivery capital expenditures are comprised of T&D infrastructure additions and upgrades, capital replacements, new customer construction and related information systems and facility costs. Examples of the types of projects included in the forecast include T&D lines and substations, line extensions to new residential and commercial developments and upgrades to customer information systems. Major transmission projects are driven by strong regional customer growth. APS will begin major projects each year for the next several years, and expects to spend about $200 million on major transmission projects during the 2005 to 2007 time frame. These amounts are included in “APS-Delivery” in the table above. Completion of these projects is expected by at least 2008.

     Generation capital expenditures are comprised of various improvements to APS’ existing fossil and nuclear plants, the acquisition of the Sundance Plant and the replacement of Palo Verde steam generators (see below). Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers and environmental equipment. Generation also includes nuclear fuel expenditures of approximately $30 million annually for 2005 through 2007.

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

Contractual Obligations

     Our future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2004 Form 10-K, with the exception of our aggregate purchased power and fuel commitments, which increased approximately $46 million for the years 2005 through 2007 to $901 million.

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

     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2005, APS would have been required to assume approximately $250 million of debt and pay the equity participants approximately $192 million.

     Guarantees and Letters of Credit

     We and certain of our subsidiaries have issued guarantees and letters of credit in support of our unregulated businesses. We have also obtained surety bonds on behalf of APS Energy Services. We have not recorded any liability on our Condensed Consolidated Balance Sheets with respect to these obligations. We generally agree to indemnification provisions related to liabilities arising from or related to certain of our agreements, with limited exceptions depending on the particular agreement. See Note 16 for additional information regarding guarantees and letters of credit.

     See “Pinnacle West Energy” below for information regarding Pinnacle West’s guarantee of $500 million of Pinnacle West Energy’s debt obligations.

     Credit Ratings

     The ratings of securities of Pinnacle West and APS as of May 9, 2005 are shown below and are considered to be “investment-grade” ratings. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase those companies’ cost of and access to capital. It may also require additional collateral related to certain derivative instruments (see Note 10).

	Moody’s	Standard & Poor’s
Pinnacle West
Senior unsecured Commercial paper Outlook	Baa2 P-2 Stable	BBB- A-2 Stable

APS

Senior unsecured Secured lease obligation bonds Commercial paper Outlook	Baa1 Baa1 P-2 Stable	BBB BBB A-2 Stable

     Debt Provisions

     Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. These covenants require that the ratio of debt to total capitalization cannot exceed 65% for the Company and for APS. At March 31, 2005, the ratio was approximately 52% for Pinnacle West and 53% for APS. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for each of the Company and APS. The interest coverage is approximately 4 times under the Company’s and APS’ bank financing agreements. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.

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

Capital Needs and Resources — By Company

     Pinnacle West (Parent Company)

     Our primary cash needs are for dividends to our shareholders; interest payments and optional and mandatory repayments of principal on our long-term debt. The level of our common dividends and future dividend growth will be dependent on a number of factors including, but not limited to, payout ratio trends, free cash flow and financial market conditions.

     Our primary sources of cash are dividends from APS, external financings and cash distributions from our other subsidiaries, primarily SunCor. We expect SunCor to make cash distributions to the parent company of approximately $80 to $100 million in 2005 based on anticipated asset sales activities. As discussed in Note 5 under “ACC Financing Order,” APS must maintain a common equity ratio of at least 40% and may not pay common dividends if the payment would reduce its common equity below that threshold. As defined in the Financing Order, common equity ratio is common equity divided by common equity plus long-term debt, including current maturities of long-term debt. At March 31, 2005, APS’ common equity ratio as defined was approximately 47%.

     Pinnacle West sponsors a qualified pension plan for the employees of Pinnacle West and our subsidiaries. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and our pension obligation. We contributed $35 million in 2004. APS and other subsidiaries fund their share of the pension contribution, of which APS represents approximately 92% of the total funding amounts described above. The assets in the plan are comprised of common stocks, bonds and real estate. Future year contribution amounts are dependent on fund performance and fund valuation assumptions. The minimum required contribution to be made to our pension plan in 2005 is estimated to be approximately $50 million, $13 million of which was contributed on April 15, 2005. The expected contribution to our other postretirement benefit plans in 2005 is estimated to be approximately $40 million. We have not yet made any 2005 contributions to our other postretirement benefit plans.

     On May 2, 2005, Pinnacle West redeemed at par all of its $165 million Floating Rate Senior Notes due November 1, 2005. The Company used cash on hand to redeem the notes.

     On May 2, 2005, Pinnacle West issued 6,095,000 shares of its common stock at an offering price of $42 per share, resulting in net proceeds of approximately $248 million. Pinnacle West anticipates using the net proceeds of the offering for general corporate purposes, including making capital contributions to APS, which will, in turn, use such funds to pay a portion of the approximately $190 million purchase price of its pending acquisition of the Sundance Plant and other capital expenditures expected to be incurred to meet the growing needs of APS’ service territory. See “Request for Proposals and Asset Purchase Agreement” in Note 5 for information regarding APS’ pending acquisition of the Sundance Plant.

     APS

     APS’ capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt. See “ACC Financing Order” in Note 5 for a discussion of the $500 million loan from APS to Pinnacle West Energy authorized by the ACC pursuant to the Financing Order. This loan was repaid on April 11, 2005.

     APS pays for its capital requirements with cash from operations and, to the extent necessary, external financings. APS has historically paid for its dividends to Pinnacle West with cash from operations. See “Pinnacle West (Parent Company)” above for a discussion of the common equity ratio that APS must maintain in order to pay dividends to Pinnacle West.

     On January 15, 2005, APS repaid its $100 million 6.25% Notes due 2005. APS used cash on hand to redeem these notes.

     On March 1, 2005, Maricopa County, Arizona Pollution Control Corporation issued $164 million of variable interest rate pollution control bonds, 2005 Series A-E, due 2029. The bonds were issued to refinance $164 million of outstanding pollution control bonds. The Series A-E bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Maricopa County, Arizona Pollution Control Corporation. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.

     Although provisions in APS’ articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.

     Pinnacle West Energy

     Pinnacle West Energy’s capital requirements consist primarily of capital expenditures. See the capital expenditures table above for actual capital expenditures during the three months ended March 31, 2005 and projected capital expenditures for the next three years (the estimated capital expenditures related to the PWEC Dedicated Assets are reflected in APS). Pinnacle West Energy’s sources of cash will be cash infusions from the parent and cash from operations.

     See “ACC Financing Order” in Note 5 for a discussion of the $500 million loan from APS to Pinnacle West Energy authorized by the ACC pursuant to the Financing Order. On April 11, 2005 Pinnacle West Energy issued $500 million Floating Rate Senior Notes due April 1, 2007. Pinnacle West has unconditionally guaranteed these notes. Pinnacle West Energy used the proceeds of this issuance to repay the APS loan.

     See Note 19 of Notes to Condensed Consolidated Financial Statements above for a discussion of proposals to purchase our 75% ownership interest in the Silverhawk Power Station.

     Other Subsidiaries

     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor’s capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures during the three months ended March 31, 2005 and projected capital expenditures for the next three years. SunCor expects to fund its capital requirements with cash from operations and external financings.

     We expect SunCor to make cash distributions to the parent company of approximately $80 to $100 million in 2005 based on anticipated asset sales activities.

     El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments.

     APS Energy Services expects minimal capital expenditures over the next three years.

CRITICAL ACCOUNTING POLICIES

     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the impacts of regulatory accounting and the determination of the appropriate accounting for our pension and other postretirement benefits and derivatives accounting. There have been no changes to our critical accounting policies since our 2004 Form 10-K except for the impact of recent accounting pronouncements as discussed in Note 8. See “Critical Accounting Policies” in Item 7 of the 2004 Form 10-K for further details about our critical accounting policies.

PINNACLE WEST CONSOLIDATED – FACTORS AFFECTING
OUR FINANCIAL OUTLOOK

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

     Customer and Sales Growth The customer and sales growth referred to in this paragraph applies to Native Load customers and sales to them. Customer growth in APS’ service territory averaged about 3.4% a year for the three years 2002 through 2004; we currently expect customer growth to average about 3.8% per year from 2005 to 2007. We currently estimate that total retail electricity sales in kilowatt-hours will grow 5.0% on average, from 2005 through 2007, before the effects of weather variations. Customer growth for the three-month period ended March 31, 2005 compared with the prior year period was 4.0%.

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

     Retail Rate Changes See “APS General Rate Case” in Note 5 for a discussion of the ACC’s order in APS’ general rate case. APS expects to file another general rate case in late 2005.

     Weather In forecasting retail sales growth, we assume normal weather patterns based on historical data. Historical extreme weather variations have resulted in annual variations in net income in excess of $20 million. However, our experience indicates that the more typical variations from normal weather can result in increases or decreases in annual net income of up to $10 million.

     Purchased Power and Fuel Costs Purchased power and fuel costs are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, transmission availability or constraints, prevailing market prices, new generating plants being placed in service and our hedging program for managing such costs. See “Natural Gas Supply” in Note 12 for more information on fuel costs. See “APS General Rate Case” in Note 5 for information regarding the PSA approved by the ACC in APS’ general rate case.

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

     Depreciation and Amortization Expenses Depreciation and amortization expenses are impacted by net additions to utility plant and other property, which includes generation construction or acquisition, and changes in regulatory asset amortization. See Note 19 for information on the potential sale of the Silverhawk Power Station. APS plans to acquire the Sundance Plant in 2005 and to issue requests for proposals to acquire additional long-term resources in 2006 and 2007.

     Property Taxes Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in-service and under construction. The average property tax rate for APS, which currently owns the majority of our property, was 9.2% of assessed value for 2004 and 9.3% for 2003. We expect property taxes to increase as new power plants, the planned acquisition of the Sundance Plant and our additions to transmission and distribution facilities phase-in to the property tax base.

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

     Retail Competition The regulatory developments and legal challenges to the ACC’s retail electric competition rules discussed in Note 5 have raised considerable uncertainty about the status and pace of retail electric competition and of electric restructuring in Arizona. Although some very limited retail competition existed in APS’ service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS’ customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS’ service territory.

     Subsidiaries In the case of SunCor, efforts to accelerate asset sales activities in 2004 were successful. A portion of these sales have been, and additional amounts may be required to be, reported as discontinued operations on our Condensed Consolidated Statements of Income. SunCor’s net income was $45 million in 2004. See Note 18 for further discussion. We anticipate SunCor’s earnings contributions in 2005 to be approximately $50 million after income taxes.

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

     The following tables show the pretax changes in mark-to-market of our non-trading and trading derivative positions for the three months ended March 31, 2005 and 2004 (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
	Regulated	Marketing	Regulated	Marketing
	Electricity	and Trading	Electricity	and Trading
Mark-to-market of net positions at beginning of period	$34	$107	$—	$69
Change in mark-to-market gains (losses) for future period deliveries	4	8	10	8
Changes in cash flow hedges recorded in OCI	108	(4)	30	17
Ineffective portion of changes in fair value recorded in earnings	8	—	1	1
Mark-to-market losses (gains) realized during the period	(1)	49	6	(2)

Mark-to-market of net positions at end of period	$153	$160	$47	$93

     The tables below show the fair value of maturities of our non-trading and trading derivative contracts (dollars in millions) at March 31, 2005 by maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting,” in Item 8 of our 2004 Form 10-K for more discussion of our valuation methods.

Regulated Electricity

				Total
				fair
Source of Fair Value	2005	2006	2007	value
Prices actively quoted	$93	$42	$13	$148
Prices provided by other external sources	—	5	1	6
Prices based on models and other valuation methods	(1)	—	—	(1)

Total by maturity	$92	$47	$14	$153

Marketing and Trading

							Total
						Years	fair
Source of Fair Value	2005	2006	2007	2008	2009	thereafter	value
Prices actively quoted	$55	$—	$—	$—	$—	$—	$55
Prices provided by other external sources	—	64	74	33	(1)	(1)	169
Prices based on models and other valuation methods	(8)	(21)	(27)	(8)	—	—	(64)
Total by maturity	$47	$43	$47	$25	$(1)	$(1)	$160

     The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 (dollars in millions).

	March 31, 2005		December 31, 2004
	Gain (Loss)		Gain (Loss)
	Price Up	Price Down	Price Up	Price Down
Commodity	10%	10%	10%	10%

Mark-to-market changes reported in earnings (a):
Electricity	$(4)	$4	$(4)	$4
Natural gas	2	(2)	2	(2)
Other	1	(1)	1	(1)
Mark-to-market changes reported in OCI (b):
Electricity	47	(45)	35	(35)
Natural gas	62	(62)	43	(43)

Total	$108	$(106)	$77	$(77)

(a)	These contracts are primarily structured sales activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

(b)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.

Credit Risk

     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including two counterparties for which a worst case exposure represents approximately 30% of Pinnacle West’s $658 million of risk management and trading assets as of March 31, 2005. See Note 1, “Derivative Accounting” in Item 8 of our 2004 Form 10-K for a discussion of our credit valuation adjustment policy. See Note 10 for further discussion of credit risk.

ARIZONA PUBLIC SERVICE COMPANY – RESULTS OF OPERATIONS

General

     Throughout the following explanations of APS’ results of operations, we refer to “gross margin.” Gross margin refers to electric operating revenues less purchased power and fuel costs. “Gross margin” is a “non-GAAP financial measure,” as defined in accordance with SEC rules. Exhibit 99.4 reconciles this non-GAAP financial measure to operating income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. We view gross margin as an important performance measure of the core profitability of our operations. This measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses. In addition, we have reclassified certain prior period amounts to conform to our current period presentation.

Operating Results – Three-month period ended March 31, 2005 compared with the three-month period ended March 31, 2004

     APS’ net income for the three months ended March 31, 2005 was $27 million compared with $34 million for the prior-year period. The $7 million decrease in the period-to-period comparison reflects higher operations and maintenance costs primarily related to customer service, generation and benefit costs; the effects of milder weather on retail sales; lower other income, net of other expense, primarily due to gains on asset sales in the prior year period; and increased purchased power and fuel costs due to higher fuel and power prices. These negative factors were partially offset by the absence of regulatory asset amortization; higher retail sales volumes due to customer growth and usage; and lower replacement power costs due to fewer unplanned outages.

     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax
Gross margin:
Higher retail sales volumes due to customer growth, excluding weather effects	$7	$4
Lower replacement power costs due to fewer unplanned outages	4	2
Effects of weather on retail sales	(5)	(3)
Increased purchased power and fuel costs due to higher fuel and power prices	(2)	(1)

Net increase in gross margin	4	2
Higher operations and maintenance expense primarily related to customer service, generation and benefit costs	(16)	(10)
Depreciation and amortization decreases (increases):
Absence of regulatory asset amortization	9	5
Increased delivery and other assets	(2)	(1)
Lower other income net of other expense primarily due to gain on asset sales in the prior-year period	(4)	(2)
Miscellaneous items, net	(1)	(1)

Net decrease in net income	$(10)	$(7)

Regulated Electricity Revenues

     Regulated electricity revenues were $2 million lower for the three months ended March 31, 2005 compared with the prior-year period primarily as a result of:

•	a $13 million increase in retail revenues related to customer growth, excluding weather effects;

•	a $13 million decrease in retail revenues related to milder weather; and

•	a $2 million decrease due to miscellaneous factors.

Marketing and Trading Revenues

     Marketing and trading revenues were $2 million higher for the three months ended March 31, 2005 compared with the prior-year period primarily as a result of:

•	a $7 million increase from generation sales other than Native Load primarily due to higher wholesale market prices and higher sales volumes; and

•	$5 million of lower mark-to-market gains for future delivery due to higher prices.

LIQUIDITY AND CAPITAL RESOURCES – ARIZONA PUBLIC SERVICE COMPANY

     Contractual Obligations

     APS’ future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2004 Form 10-K. See Note S-1 for a list of APS’ payments due on total long-term debt and capitalized lease requirements.

RISK FACTORS

     Exhibit 99.1 and Exhibit 99.2, which are hereby incorporated by reference, contain a discussion of risk factors affecting Pinnacle West and APS, respectively.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements based on current expectations, and neither Pinnacle West nor APS assumes any obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “estimate,” “predict,” “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by Pinnacle West or APS. In addition to the “Risk Factors” described in Exhibits 99.1 and 99.2 to this report, these factors include, but are not limited to:

•	state and federal regulatory and legislative decisions and actions, including by the FERC;

•	the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition;

•	the outcome of regulatory, legislative and judicial proceedings relating to the restructuring;

•	market prices for electricity and natural gas;

•	power plant performance and outages;

•	transmission outages and constraints;

•	weather variations affecting local and regional customer energy usage;

•	customer growth and energy usage;

•	regional economic and market conditions, including the results of litigation and other proceedings resulting from the California energy situation, volatile purchased power and fuel costs and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	the cost of debt and equity capital and access to capital markets;

•	the uncertainty that current credit ratings will remain in effect for any given period of time;

•	our ability to compete successfully outside traditional regulated markets (including the wholesale market);

•	the performance of our marketing and trading activities due to volatile market liquidity and any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America and the interpretation of those principles;

•	the performance of the stock market and the changing interest rate environment, which affect the amount of required contributions to Pinnacle West’s pension plan and APS’ nuclear decommissioning trust funds, as well as the reported costs of providing pension and other postretirement benefits;

•	technological developments in the electric industry;

•	the strength of the real estate market in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond the control of Pinnacle West and APS.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See “Pinnacle West Consolidated – Factors Affecting Our Financial Outlook” in Item 2 above for a discussion of quantitative and qualitative disclosures about market risks.

ITEM 4. CONTROLS AND PROCEDURES

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

     Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

     APS’ management, with the participation of APS’ Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’ disclosure controls and procedures as of March 31, 2005. Based on that evaluation, APS’ Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’ disclosure controls and procedures were effective.

     (b) Changes In Internal Control Over Financial Reporting

     The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

     No change in Pinnacle West’s or APS’ internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’ internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     See Note 12 of Notes to Condensed Consolidated Financial Statements in regard to pending or threatened litigation or other disputes.

Item 5. OTHER INFORMATION

Construction and Financing Programs

     See “Liquidity and Capital Resources” in Part I, Item 2 of this report for a discussion of construction and financing programs of the Company and its subsidiaries.

Regulatory Matters

     See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of regulatory developments.

Environmental Matters

     See “Environmental Matters — Superfund” in Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of a Superfund site.

Item 6. EXHIBITS

(a) Exhibits

Exhibit No.	Registrant(s)	Description
12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West	Pinnacle West Risk Factors

99.2	APS	APS Risk Factors

99.3	Pinnacle West	Reconciliation of Operating Income to Gross Margin

Exhibit No.	Registrant(s)	Description
99.4	APS	Reconciliation of Operating Income to Gross Margin

99.5	Pinnacle West/APS	Opinion and Order, ACC Decision No. 67744 dated April 7, 2005 (see Exhibit No. 99.6 below for Attachment A to the Opinion and Order, the 2004 Settlement Agreement)

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit [1]	Effective
3.1	Pinnacle West	Articles of Incorporation, restated as of July 29, 1988	19.1 to Pinnacle West’s September 1988 Form 10-Q Report, File No. 1-8962	11-14-88

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of June 23, 2004	3.1 to Pinnacle West’s June 30, 2004 Form 10-Q Report, File No. 1-8962	8-9-04

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of June 23, 2004	3.1 to APS’ June 30, 2004 Form 10-Q Report, File No. 1-4473	8-9-04

99.6	Pinnacle West APS	2004 Settlement Agreement dated August 18, 2004	99.1 to Pinnacle West’s August 18, 2004 Form 8-K Report, File No. 1-8962	8-18-04

1      Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)

Dated: May 9, 2004	By:	/s/ Donald E. Brandt

Donald E. Brandt
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer
and Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY (Registrant)

Dated: May 9, 2004	By:	/s/ Donald E. Brandt

Donald E. Brandt
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer
and Officer Duly Authorized to sign this Report)

Exhibit Index

Exhibit No.	Registrant(s)	Description
12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West	Pinnacle West Risk Factors

99.2	APS	APS Risk Factors

99.3	Pinnacle West	Reconciliation of Operating Income to Gross Margin

99.4	APS	Reconciliation of Operating Income to Gross Margin

99.5	Pinnacle West/APS	Opinion and Order, ACC Decision No. 67744 dated April 7, 2005