Form 10-Q
period 2005-06-30
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2005-08-09
CIK 7286, 764622

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission	Exact Name of Each Registrant as specified in	IRS Employer
File Number	its charter; State of Incorporation; Address;	Identification No.
and Telephone Number
1-8962	PINNACLE WEST CAPITAL CORPORATION	86-0512431
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

Indicate by check mark whether each registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
PINNACLE WEST CAPITAL CORPORATION ARIZONA PUBLIC SERVICE COMPANY	Yes☑ Yes☐	No☐ No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of August 8, 2005: 98,760,860

ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of August 8, 2005: 71,264,947

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

Glossary		Page 2
Part I
Item 1.	Financial Statements
	Pinnacle West Capital Corporation	4
	Arizona Public Service Company	30
Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 4.	Controls and Procedures	66

Part II
Item 1.	Legal Proceedings	67
Item 4.	Submission of Matters to a Vote of Security Holders	67
Item 5.	Other Information	67
Item 6.	Exhibits	70
Signatures		72
Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3
Exhibit 99.4
Exhibit 99.5
Exhibit 99.6

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
March 2005 Form 10-Q — Pinnacle West/APS Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005
Moody’s — Moody’s Investors Service
MW — megawatt, one million watts
MWh — megawatt-hours, one million watts per hour
NAC — collectively, NAC Holding Inc. and NAC International Inc., subsidiaries of El Dorado that were sold in November 2004
Native Load — retail and wholesale sales supplied under traditional cost-based rate regulation
NPC — Nevada Power Company
NRC — United States Nuclear Regulatory Commission
Nuclear Waste Act — Nuclear Waste Policy Act of 1982, as amended
OCI — other comprehensive income
Off-System Sales — sales of electricity from generation owned by the Company that is over and above the amount required to serve the Company’s retail customers and traditional wholesale contracts

Palo Verde — Palo Verde Nuclear Generating Station, also known as ANPP
Pinnacle West — Pinnacle West Capital Corporation, the Company
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
RFP — request for proposals
Salt River Project — Salt River Project Agricultural Improvement and Power District
SEC — United States Securities and Exchange Commission
SFAS — Statement of Financial Accounting Standards
Silverhawk — Silverhawk Power Station, a 570-megawatt, natural gas-fueled, combined-cycle electric generating facility located 20 miles north of Las Vegas, Nevada
Standard & Poor’s — Standard & Poor’s Corporation
SunCor — SunCor Development Company, a subsidiary of the Company
Sundance Plant -450-megawatt generating facility located approximately 55 miles southeast of Phoenix, Arizona
Superfund — Comprehensive Environmental Response, Compensation and Liability Act
T&D — transmission and distribution
Track B Order — ACC order dated March 14, 2003 regarding competitive solicitation requirements for power purchases by Arizona’s investor-owned electric utilities
Trading — energy-related activities entered into with the objective of generating profits on changes in market prices
2004 Settlement Agreement — an agreement settling APS’ general rate case
2004 Form 10-K — Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2004
VIE — variable interest entity

PART I — FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2005	2004
OPERATING REVENUES
Regulated electricity segment	$579,652	$519,929
Marketing and trading segment	71,172	110,156
Real estate segment	84,753	66,084
Other revenues	20,259	9,414

Total	755,836	705,583

OPERATING EXPENSES
Regulated electricity segment purchased power and fuel	160,590	151,642
Marketing and trading segment purchased power and fuel	57,593	88,067
Operations and maintenance	153,097	138,595
Real estate operations segment	68,593	62,217
Depreciation and amortization	85,142	102,012
Taxes other than income taxes	34,638	32,308
Other expenses	17,556	7,575

Total	577,209	582,416

OPERATING INCOME	178,627	123,167

OTHER
Allowance for equity funds used during construction	2,952	2,184
Other income (Note 14)	8,684	36,496
Other expense (Note 14)	(3,846)	(3,371)

Total	7,790	35,309

INTEREST EXPENSE
Interest charges	49,781	42,061
Capitalized interest	(3,544)	(2,681)

Total	46,237	39,380

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	140,180	119,096
INCOME TAXES	55,024	45,028

INCOME FROM CONTINUING OPERATIONS	85,156	74,068
Loss from discontinued operations — net of income tax benefit of $37,710 and $798 (Note 17)	(58,421)	(1,428)

NET INCOME	$26,735	$72,640

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	96,192	91,315
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	96,299	91,400

EARNINGS PER WEIGHTED — AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations — basic	$0.89	$0.81
Net income — basic	0.28	0.80
Income from continuing operations — diluted	0.88	0.81
Net income — diluted	0.28	0.79
DIVIDENDS DECLARED PER SHARE	$—	$—
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2005	2004
OPERATING REVENUES
Regulated electricity segment	$995,682	$935,393
Marketing and trading segment	160,429	198,840
Real estate segment	156,809	116,547
Other revenues	30,394	20,319

Total	1,343,314	1,271,099

OPERATING EXPENSES
Regulated electricity segment purchased power and fuel	239,013	240,253
Marketing and trading segment purchased power and fuel	128,402	155,832
Operations and maintenance	308,181	275,981
Real estate operations segment	125,069	109,510
Depreciation and amortization	176,535	203,115
Taxes other than income taxes	69,203	62,638
Other expenses	25,930	16,325

Total	1,072,333	1,063,654

OPERATING INCOME	270,981	207,445

OTHER
Allowance for equity funds used during construction	5,555	4,186
Other income (Note 14)	9,487	47,330
Other expense (Note 14)	(8,232)	(9,316)

Total	6,810	42,200

INTEREST EXPENSE
Interest charges	96,042	88,617
Capitalized interest	(6,833)	(4,180)

Total	89,209	84,437

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	188,582	165,208
INCOME TAXES	73,685	60,439

INCOME FROM CONTINUING OPERATIONS	114,897	104,769
Loss from discontinued operations — net of income tax benefit of $41,120 and $330 (Note 17)	(63,714)	(703)

NET INCOME	$51,183	$104,066

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	94,089	91,304
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	94,189	91,391

EARNINGS PER WEIGHTED — AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations — basic	$1.22	$1.15
Net income — basic	0.54	1.14
Income from continuing operations — diluted	1.22	1.15
Net income — diluted	0.54	1.14
DIVIDENDS DECLARED PER SHARE	$0.95	$0.90
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$300,403	$163,366
Investment in debt securities	329,719	181,175
Customer and other receivables	335,316	367,863
Allowance for doubtful accounts	(4,574)	(4,896)
Accrued utility revenues	130,565	93,227
Materials and supplies (at average cost)	105,630	101,333
Fossil fuel (at average cost)	26,596	20,512
Assets from risk management and trading activities (Note 10)	305,711	166,896
Assets held for sale (Note 17)	241,943	—
Other current assets	80,581	47,654

Total current assets	1,851,890	1,137,130

INVESTMENTS AND OTHER ASSETS
Real estate investments — net	349,129	382,398
Assets from long-term risk management and trading activities (Note 10)	314,309	224,341
Decommissioning trust accounts	276,746	267,700
Other assets	110,685	107,212

Total investments and other assets	1,050,869	981,651

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	10,668,777	10,486,648
Less accumulated depreciation and amortization	3,582,292	3,365,954

Total	7,086,485	7,120,694
Construction work in progress	299,330	258,119
Intangible assets, net of accumulated amortization	112,154	105,486
Nuclear fuel, net of accumulated amortization	53,459	51,188

Net property, plant and equipment	7,551,428	7,535,487

DEFERRED DEBITS
Deferred purchased power and fuel regulatory asset	33,785	—
Other regulatory assets	139,690	135,051
Other deferred debits	105,343	107,428

Total deferred debits	278,818	242,479

TOTAL ASSETS	$10,733,005	$9,896,747

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2005	2004
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$264,252	$373,526
Accrued taxes	316,180	245,611
Accrued interest	39,851	38,795
Short-term borrowings	93,388	71,030
Current maturities of long-term debt	652,213	617,165
Customer deposits	57,480	55,558
Deferred income taxes	9,057	9,057
Liabilities from risk management and trading activities (Note 10)	245,978	113,406
Liabilities held for sale (Note 17)	30,683	—
Other current liabilities	212,925	101,748

Total current liabilities	1,922,007	1,625,896

LONG-TERM DEBT LESS CURRENT MATURITIES	2,772,458	2,584,985

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,238,113	1,227,553
Regulatory liabilities	524,107	506,646
Liability for asset retirements	259,524	251,612
Pension liability	251,680	234,445
Liabilities from long term risk management and trading activities (Note 10)	137,264	156,262
Unamortized gain — sale of utility plant	48,045	50,333
Other	327,379	308,819

Total deferred credits and other	2,786,112	2,735,670

COMMITMENTS AND CONTINGENCIES (Notes 5, 12 and 13)

COMMON STOCK EQUITY
Common stock, no par value	2,038,608	1,769,047
Treasury stock	(1,340)	(428)

Total common stock	2,037,268	1,768,619

Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(81,788)	(81,788)
Derivative instruments	132,007	59,243

Total accumulated other comprehensive income (loss)	50,219	(22,545)

Retained earnings	1,164,941	1,204,122

Total common stock equity	3,252,428	2,950,196

TOTAL LIABILITIES AND EQUITY	$10,733,005	$9,896,747

     See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$51,183	$104,066
Adjustment to reconcile net income to net cash provided by operating activities:
Silverhawk impairment loss	91,057	—
Equity earnings in Phoenix Suns partnership	—	(34,594)
Depreciation and amortization	181,994	205,745
Deferred purchased power and fuel	(33,785)	—
Nuclear fuel amortization	3,619	14,501
Allowance for equity funds used during construction	(5,555)	(4,186)
Deferred income taxes	(36,209)	23,854
Change in mark-to-market valuations	(17,436)	2,413
Changes in current assets and liabilities:
Customer and other receivables	37,682	26,335
Accrued utility revenues	(37,338)	(37,429)
Materials, supplies and fossil fuel	(15,773)	2,760
Other current assets	(33,031)	27,097
Accounts payable	(107,299)	(11,041)
Accrued taxes	70,268	18,938
Accrued interest	1,056	(13,442)
Other current liabilities	113,099	31,839
Proceeds from the sale of real estate assets	41,259	29,266
Real estate investments	(39,968)	(24,851)
Change in risk management and trading activities — assets	16,360	12,402
Change in risk management and trading activities — liabilities	5,603	1,119
Change in pension liability	7,238	29,673
Change in other long-term assets	6,017	(26,178)
Change in other long-term liabilities	34,105	18,133

Net cash flow provided by operating activities	334,146	396,420

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(302,880)	(264,571)
Purchase of Sundance	(185,046)	—
Proceeds from the sale of 25% of Silverhawk	—	93,378
Capitalized interest	(6,833)	(9,031)
Purchases of investment securities	(1,579,906)	(293,145)
Proceeds from sale of investment securities	1,431,348	285,195
Other	(5,326)	(12,863)

Net cash flow used for investing activities	(648,643)	(201,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	664,003	476,268
Short-term borrowings and payments — net	16,253	41,721
Dividends paid on common stock	(90,364)	(82,192)
Repayment of long-term debt	(430,673)	(602,831)
Common stock equity issuance	271,069	—
Other	21,246	6,738

Net cash flow provided by (used for) financing activities	451,534	(160,296)

NET INCREASE IN CASH AND CASH EQUIVALENTS	137,037	35,087

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	163,366	136,929

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$300,403	$172,016

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes paid — net of refunds	$7,733	$7,300
Interest paid, net of amounts capitalized	$132,994	$119,458
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Consolidation and Nature of Operations
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
2.	Condensed Consolidated Financial Statements
     Our unaudited condensed consolidated financial statements reflect all adjustments which we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. We suggest that these condensed consolidated financial statements and notes to condensed consolidated financial statements be read along with the consolidated financial statements and notes to consolidated financial statements included in our 2004 Form 10-K.
3.	Quarterly Fluctuations
     Weather conditions cause significant seasonal fluctuations in our revenues. In addition, real estate, trading and wholesale marketing activities can have significant impacts on our results for interim periods. For these reasons, results for interim periods do not necessarily represent results to be expected for the year.
4.	Changes in Liquidity
     On January 15, 2005, APS repaid its $100 million 6.25% Notes due 2005. APS used cash on hand to repay these notes.
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
     On April 11, 2005, Pinnacle West Energy issued $500 million of Floating Rate Senior Notes due April 1, 2007. Pinnacle West has unconditionally guaranteed these notes. Pinnacle West Energy used the proceeds of this issuance to repay a $500 million loan from APS. See “ACC Financing Order” in Note 5. APS intends to transfer $500 million in connection with Pinnacle West Energy’s transfer of the PWEC Dedicated Assets to APS. In the interim, APS intends to invest the proceeds or use them for general corporate purposes. See “APS General Rate Case” in Note 5 for information regarding APS’ acquisition of the PWEC Dedicated Assets.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     On May 2, 2005, Pinnacle West redeemed at par all of its $165 million Floating Rate Senior Notes due November 1, 2005. Pinnacle West used cash on hand to redeem the notes.
     On May 2, 2005, Pinnacle West issued 6,095,000 shares of its common stock at an offering price of $42 per share, resulting in net proceeds of approximately $248 million. Pinnacle West used the net proceeds for general corporate purposes, including making capital contributions to APS, which, in turn, used such funds to pay a portion of the approximately $190 million purchase price to acquire the Sundance Plant and for other capital expenditures incurred to meet the growing needs of APS’ service territory.
     On August 1, 2005, APS repaid $300 million of its 7.625% Notes due 2005. APS used cash on hand to repay these notes.
     APS had $566 million of pollution control bonds outstanding under which interest rates are reset on a daily, weekly or annual basis as of June 30, 2005. The holders of $223 million of these bonds have the right to cause APS to purchase their bonds on the applicable reset date if the bonds are not remarketed. Of these bonds, $50 million is classified as current maturities of long-term debt. The remaining $173 million of bonds are classified as long-term debt because APS has the intent and ability, as demonstrated by credit agreements in place that extend for more than one year, to refinance any bonds that APS is required to purchase.
     The following is a list of principal payments due on Pinnacle West’s consolidated long-term debt and capitalized lease requirements as of June 30, 2005:
•	$352 million in 2005;

•	$389 million in 2006;

•	$674 million in 2007;

•	$6 million in 2008;

•	$1 million in 2009; and

•	$2.012 billion thereafter.
     We have investments in auction rate securities in which interest rates are reset on a short-term basis; however, the underlying contract maturity dates extend beyond three months. We classify the investments in auction rate securities as investments in debt securities on our Condensed Consolidated Balance Sheets. The purchase and sale activities related to these investments have been reclassified on the Condensed Consolidated Statements of Cash Flows for the prior-year period to show purchases and sales on a gross basis.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.	Regulatory Matters
Electric Industry Restructuring
State
     APS General Rate Case
     On April 7, 2005, the ACC issued an order in the general rate case that APS filed on June 27, 2003. The order became final and non-appealable on April 28, 2005. In its order, the ACC approved the 2004 Settlement Agreement, with certain revisions. Certain key financial components of the order include:
•	APS received an annual retail rate increase of approximately $75.5 million, or 4.21%, which was effective as of April 1, 2005. This increase does not include the impact of the PSA (discussed below).

•	The PSA provides for the annual adjustment of rates to reflect variations in fuel and purchased power costs, subject to specified parameters and procedures, including the following:
•	APS will record deferrals for recovery or refund to the extent actual fuel and purchased power costs vary from $0.020743 per kWh (basic fuel amount);

•	The above deferrals are subject to a 90/10 sharing arrangement in which APS must absorb 10% of the costs above the base fuel amount and may retain 10% of the benefit from the costs that are below the base fuel amount;

•	amounts to be recovered or refunded through the annual PSA adjustment are limited to a cumulative plus or minus $0.004 per kWh over the life of the PSA;

•	in addition, the ACC order provides for a PSA surcharge mechanism as follows:
•	each time the accumulated pretax net deferrals reach $50 million, APS must notify the ACC, but prior to the deferral balance exceeding $100 million, APS must file with the ACC to recover or refund such deferral balance through a surcharge;

•	amounts recovered or refunded through any surcharge are not included in the $0.004 per kWh PSA annual adjustment limit;
•	the recoverable amount of net fuel and purchased power costs through base rates and the $0.004 per kWh adjustment is capped at $776.2 million per year - PSA surcharge amounts are not included in the $776.2 million annual limits on fuel and purchased power recovery (APS does not expect such costs to exceed $776.2 million in 2005);

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•	the PSA will remain in effect for a minimum five-year period, but the ACC may eliminate the PSA at any time, if appropriate, in the event APS files a rate case before the expiration of the five-year period or if APS does not comply with the terms of the PSA;

•	APS filed a request for a PSA surcharge on July 22, 2005 (see discussion below); and

•	the first regular annual adjustment to the PSA would be on April 1, 2006, and is expected to be for the full $0.004 per kWh permitted by the ACC’s order, which is in addition to the PSA surcharge requested on July 22, 2005.
•	The 2004 Settlement Agreement included a self-build moratorium for generating plants to be in service prior to January 1, 2015. The ACC order modified that moratorium to include the acquisition of a generating unit, or an interest in a generating unit, from any utility or merchant generator without prior ACC approval.

•	APS was authorized to acquire Redhawk Units 1 and 2, West Phoenix Units 4 and 5, and Saguaro Unit 3, which are dedicated to serving APS’ customers (the “PWEC Dedicated Assets”) from Pinnacle West Energy, with a net carrying value of approximately $850 million, and to rate base the PWEC Dedicated Assets at a rate base value of $700 million, which will result in a mandatory rate base disallowance of approximately $150 million. This transfer was approved by the FERC on June 15, 2005 and completed on July 29, 2005. As a result, for financial reporting purposes, APS will recognize a one-time, after-tax net plant write-off of approximately $90 million during the third quarter of 2005.

•	To bridge the time between the effective date of the rate increase and the actual date the PWEC Dedicated Assets transfer, effective April 1, 2005, APS and PWEC entered into a cost-based purchase power agreement (the “Bridge PPA”), which was based on the value of the PWEC Dedicated Assets. When the Bridge PPA became effective, prior power purchase agreements entered into between APS and PWEC were terminated. The Bridge PPA was terminated on July 29, 2005, upon Pinnacle West Energy’s transfer of the PWEC Dedicated Assets to APS.

•	Effective April 1, 2005, APS adopted longer service lives in accordance with the 2004 Settlement Agreement for certain depreciable assets. This change is expected to have the effect of reducing annual depreciation expense for financial reporting purposes by approximately $30 million. Also in accordance with the 2004 Settlement Agreement, we adopted longer service lives for the PWEC Dedicated Assets, which is expected to have the effect of reducing annual depreciation expense for financial reporting purposes by approximately $10 million.
     Power Supply Adjuster
     On July 22, 2005, APS filed an Application for Surcharge with the ACC requesting recovery of $100 million in deferred purchased power and fuel costs under the PSA approved by the ACC in APS’ recent general rate case. As required by the ACC order approving the PSA, APS filed the Application for Surcharge after the PSA “bank balance” reached $50 million and before it reached

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$100 million, which APS expects to occur by mid-August of this year. APS proposes to recover the $100 million PSA bank balance over a 24-month period beginning with the billing cycle one of November 2005. The requested PSA surcharge represents an approximate 2.2% temporary increase in overall APS retail revenues.
     Equity Infusion Notice
     On July 20, 2005, Pinnacle West filed a Notice with the ACC indicating its intent to infuse more than $100 million of equity into APS during each of 2005, 2006 and subsequent years. Under Arizona law and decisions, Pinnacle West is required to give such notice at least 120 days prior to such an equity infusion into APS. The ACC may, but need not, take action on this Notice. If the ACC takes no action within the 120 day notice period, Pinnacle West may thereafter make the proposed equity infusions, at management’s discretion.
     ACC Financing Order
     On May 12, 2003, APS issued $500 million of debt pursuant to the Financing Order and made a $500 million loan to Pinnacle West Energy. Pinnacle West Energy distributed the net proceeds of that loan to the Company to fund the repayment of a portion of the debt incurred to finance the construction of the PWEC Dedicated Assets. On April 11, 2005, this loan was repaid with the proceeds of a new debt issuance by Pinnacle West Energy. See “Capital Needs and Resources — By Company — Pinnacle West Energy” in Part I, Item 2 below.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     With final ACC approval of the 2004 Settlement Agreement, the Track B contract with Pinnacle West Energy was cancelled, effective April 1, 2005 and replaced by the Bridge PPA. Also, the Track B contract with PPL was cancelled upon closing of the purchase of the Sundance Plant. On May 13, 2005, APS acquired the Sundance Plant from PPL Sundance for a purchase price of approximately $190 million.
     General
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
     On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking for Standard Market Design for wholesale electric markets and, on April 28, 2003, the FERC Staff issued an additional white paper on the proposed Standard Market Design. On July 19, 2005, the FERC terminated the rulemaking proceeding.
     On August 11, 2004, Pinnacle West, APS, Pinnacle West Energy, and APS Energy Services (collectively, the “Pinnacle West Companies”) submitted to the FERC an update to its three-year market-based rate review, pursuant to the FERC’s order implementing a new generation market power analysis. On December 20, 2004, the FERC issued an order approving market-based rates for control areas other than those of APS, Public Service Company of New Mexico and Tucson Electric Company. The order required the Pinnacle West Companies to submit additional data with respect to these control areas, and on February 18, 2005, the Pinnacle West Companies submitted such data. On April 11, 2005, APS and a group of APS wholesale electric customers, the Arizona Districts, submitted a settlement that resolved concerns raised by the Arizona Districts in the proceeding. On May 2, 2005, a protest and a motion to intervene were filed by the Yavapai-Apache Energy Office with respect to the settlement between APS and the Arizona Districts. On April 5, 2005, the FERC issued a deficiency letter seeking further information from the Pinnacle West Companies relating to the APS control area and the Pinnacle West Companies filed a response on April 22, 2005. The notice period for filing comments on that response expired on May 5, 2005, and no additional comments were filed. We cannot currently predict the outcome of this proceeding, but we do not believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.	Retirement Plans and Other Benefits
     Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a nonqualified supplemental excess benefit retirement plan, and other postretirement benefit plans for the employees of Pinnacle West and our subsidiaries.
     The following table provides details of the plans’ benefit costs for the three and six months ended June 30, 2005 and 2004. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts billed to electric plant participants or amounts capitalized as overhead construction (dollars in millions):

	Pension Benefits				Other Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost-benefits earned
during the period	$11	$11	$23	$22	$5	$4	$11	$8
Interest cost on benefit
obligation	21	21	44	43	9	7	17	14
Expected return on plan assets	(21)	(21)	(44)	(42)	(8)	(6)	(16)	(12)
Amortization of:
Transition (asset)
obligation	(1)	(1)	(2)	(2)	1	1	2	1
Prior service cost	1	1	1	1	—	—	—	—
Net actuarial loss	4	4	10	9	2	2	5	4

Net periodic benefit cost	$15	$15	$32	$31	$9	$8	$19	$15

Portion of cost charged to
expense	$6	$7	$13	$14	$4	$3	$8	$7

APS share of costs charged to
expense	$6	$6	$12	$12	$3	$3	$7	$6

Contributions
     Our minimum required pension contribution in 2005 is approximately $53 million. Of this amount, we have contributed approximately $27 million through July 2005. The contribution to be made to other postretirement benefit plans in 2005 is estimated to be approximately $37 million. Of this amount, we contributed approximately $18 million through July 2005. APS’ share is approximately 92% of both plans.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•	our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading and APS Energy Services’ commodity-related energy services; and

•	our real estate segment, which consists of SunCor’s real estate development and investment activities.
     Financial data for the three and six months ended June 30, 2005 and 2004 and at June 30, 2005 and December 31, 2004 by business segment is provided as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues:
Regulated electricity (a)	$580	$520	$996	$935
Marketing and trading (a)	71	110	160	199
Real estate	85	66	157	117
Other	20	10	30	20

Total	$756	$706	$1,343	$1,271

Net Income (Loss):
Regulated electricity (a)	$69	$40	$83	$55
Marketing and trading (a)(b)	(55)	6	(54)	19
Real estate	12	4	20	6
Other (c)	1	23	2	24

Total	$27	$73	$51	$104

(a)	Effective April 1, 2005, Off-System Sales of approximately $12 million that would have previously been reported in the marketing and trading segment are now included in the regulated electricity segment in accordance with the retail rate settlement.

(b)	The 2005 periods include a $59 million (after-tax) loss in discontinued operations related to the pending sale of Silverhawk.

(c)	The 2004 periods include $21 million (after-tax) gain related to the sale of a limited partnership interest in the Phoenix Suns.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of
	June 30, 2005	December 31, 2004
Assets:
Regulated electricity	$9,467	$8,674
Marketing and trading	763	746
Real estate	477	454
Other	26	23

Total	$10,733	$9,897

8.	New Accounting Standards
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” The standard establishes accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) is effective for us as of January 1, 2006. We have evaluated the impacts of this new guidance and do not believe it will have a material impact on our financial statements.
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
     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2005, APS would have been required to assume approximately $245 million of debt and pay the equity participants approximately $191 million.
10. Derivative and Energy Trading Accounting
     We are exposed to the impact of market fluctuations in the commodity price of electricity, natural gas, coal and emissions allowances and in interest rates. We manage risks associated with

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
these market fluctuations by utilizing various instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we use such instruments to hedge our exposure to changes in interest rates and to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. As of June 30, 2005, we hedged exposures to the price variability of the commodities for a maximum of four years. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.
Cash Flow Hedges
     The changes in the fair value of our hedged positions included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004 were comprised of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gains on the ineffective portion of derivatives qualifying for hedge accounting	$4,514	$88	$11,837	$1,472
Gains (losses) from the change in options’ time value excluded from measurement of effectiveness	(1,189)	(17)	(331)	63
Gains from the discontinuance of cash flow hedges	—	—	385	1,137
     During the twelve months ending June 30, 2006, we estimate that a net gain of $87 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions.
     Our assets and liabilities from risk management and trading activities are presented in two categories, consistent with our business segments:
•	Regulated Electricity — non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for APS’ Native Load requirements of our regulated electricity business segment; and

•	Marketing and Trading — both non-trading and trading derivative instruments of our competitive business segment.
     The following table summarizes our assets and liabilities from risk management and trading activities at June 30, 2005 and December 31, 2004 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

	Current		Current	Other	Net Asset
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated electricity:
Mark-to-market	$121,482	$68,458	$(55,495)	$(8,346)	$126,099
Options and futures — at cost	2,555	4	(11,123)	—	(8,564)
Marketing and trading:
Mark-to-market	181,674	245,533	(147,094)	(128,918)	151,195
Options and futures and emission allowances - at cost	—	314	(32,266)	—	(31,952)

Total	$305,711	$314,309	$(245,978)	$(137,264)	$236,778

December 31, 2004

	Current		Current	Other	Net Asset
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated electricity:
Mark-to-market	$45,220	$19,417	$(19,191)	$(12,000)	$33,446
Options and margin account	18,821	118	(8,879)	—	10,060
Marketing and trading:
Mark-to-market	102,855	204,512	(68,008)	(132,683)	106,676
Emission allowances - at cost and margin account	—	294	(17,328)	(11,579)	(28,613)

Total	$166,896	$224,341	$(113,406)	$(156,262)	$121,569

     Cash or other assets may be required to serve as collateral against our open positions on certain energy-related contracts. Collateral provided to counterparties was $6 million at June 30, 2005 and $1 million at December 31, 2004, and is included in other current assets on the Condensed Consolidated Balance Sheets. Collateral provided to us by counterparties was $122 million at June 30, 2005 and $24 million at December 31, 2004, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.
Fair Value Hedges
     On January 29, 2004, we entered into two fixed-for-floating interest rate swap transactions on our $300 million 6.4% Senior Notes. The purpose of these hedges is to protect against significant fluctuations in the fair value of our debt. Our interest rate swaps are considered to be fully effective with any resulting gains or losses on the derivative offset by a similar loss or gain amount on the underlying fair value of our debt. The fair value of the interest rate swaps was a loss of approximately $2.7 million at June 30, 2005 and is included in other current liabilities with the corresponding offset in current maturities of long-term debt on the Condensed Consolidated Balance Sheets.
Credit Risk
     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 16% of Pinnacle West’s $620 million of risk management and trading assets as of June 30, 2005. Our risk management process assesses and monitors the financial exposure of these and all other counterparties. Despite the fact that the great majority of trading counterparties are rated as investment grade by the credit rating agencies, including the counterparty discussed above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of major energy companies, municipalities, local distribution companies and financial institutions. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. In many contracts, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.	Comprehensive Income
     Components of comprehensive income for the three and six months ended June 30, 2005 and 2004, are as follows (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$26,735	$72,640	$51,183	$104,066

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments (a)	(24,220)	25,721	135,424	73,287
Reclassification of realized gain to income (b)	(9,769)	(6,318)	(15,688)	(6,480)
Income tax (expense) benefit related to items of other comprehensive income	13,334	(7,620)	(46,972)	(26,235)

Total other comprehensive income (loss)	(20,655)	11,783	72,764	40,572

Comprehensive income	$6,080	$84,423	$123,947	$144,638

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and gas requirements to serve Native Load.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.
12.	Commitments and Contingencies
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
     APS currently estimates it will incur $147 million (in 2004 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. At June 30, 2005, APS had a regulatory asset of $10 million which represents amounts spent for on-site interim spent fuel storage net of amounts recovered in rates per the ACC rate order that was effective April 1, 2005.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for the Pacific Northwest. The FERC affirmed the ALJ’s conclusion that the prices in the Pacific Northwest were not unreasonable or unjust and refunds should not be ordered in this proceeding. This decision has now been appealed to the Ninth Circuit Court of Appeals. Although the FERC ruling in the Pacific Northwest matter is being appealed and the FERC has not yet calculated the specific refund amounts due in California, we do not expect that the resolution of these issues, as to the amounts alleged in the proceedings, will have a material adverse impact on our financial position, results of operations or cash flows.
     On March 26, 2003, FERC made public a Final Report on Price Manipulation in Western Markets, prepared by its staff and covering spot markets in the West in 2000 and 2001. The report stated that a significant number of entities who participated in the California markets during the 2000-2001 time period, including APS, may potentially have been involved in arbitrage transactions that allegedly violated certain provisions of the Independent System Operator tariff. After reviewing the matter, along with the data supplied by APS, the FERC staff moved to dismiss the claims against APS and to dismiss the proceeding. The motion to dismiss was granted by the FERC on January 22, 2004. Certain parties have sought rehearing of this order, and that request is pending.
     California Civil Energy Market Litigation
     The State of California and others have filed various claims, which have now been consolidated, against several power suppliers to California alleging antitrust violations. Wholesale Electricity Antitrust Cases I and II, Superior Court in and for the County of San Diego, Proceedings Nos. 4204-00005 and 4204-00006. Two of the suppliers who were named as defendants in those matters, Reliant Energy Services, Inc. (and other Reliant entities) and Duke Energy and Trading, LLP (and other Duke entities), filed cross-claims against various other participants in the PX and California independent system operator markets, including APS, attempting to expand those matters to such other participants. On December 13, 2002, the judge remanded the case to state court for the second time and the matter was appealed. On December 8, 2004, the Ninth Circuit issued its opinion on immunity on certain unrelated defendants. The cross-defendants will not be required to respond until the Court rules on pending motions. APS believes the claims by Reliant and Duke as they relate to APS are without merit.
     APS was also named in a lawsuit regarding wholesale contracts in California, which, after being moved to state court, has been removed to the federal court for a second time. James Millar, et al. v. Allegheny Energy Supply, et al., San Francisco Superior Court, Case No. 407867, U.S. District Court (Northern District) C-04-0519 SBA. The First Amended Complaint alleges basically that the contracts entered into were the result of an unfair and unreasonable market, in violation of California unfair competition laws. The defendants have filed a motion in the state court requesting that the case be dismissed and expect a ruling prior to trial within the next several months. The PX has filed a lawsuit against the State of California regarding the seizure of forward contracts and the State has filed a cross complaint against APS and numerous other PX participants. Cal PX v. The State of California, Superior Court in and for the County of Sacramento, JCCP No. 4203. Various motions continue to be filed, and we currently believe these claims will have no material adverse impact on our financial position, results of operations or cash flows.
Natural Gas Supply
     Pursuant to the terms of a comprehensive settlement entered into in 1996 with El Paso Natural Gas Company, the rates charged for natural gas transportation are subject to a rate moratorium through December 31, 2005.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Consistent with its obligations under the 1996 settlement, El Paso filed a new rate case on June 30, 2005, which proposes new rates and new services to become effective on January 1, 2006. Protests were filed on July 12, 2005.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and Pinnacle West have agreed with the EPA to perform certain investigative activities of the APS facilities within OU3. Because the investigation has not yet been completed and ultimate remediation requirements are not yet finalized, neither APS nor Pinnacle West can currently estimate the expenditures which may be required.
Litigation
     We are party to various other claims, legal actions and complaints arising in the ordinary course of business, including but not limited to environmental matters related to the Clean Air Act, Navajo Nation issues and EPA and ADEQ issues. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
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
     Possible Price-Anderson Act Changes
     Versions of comprehensive energy bills signed by the President on August 8, 2005 contain provisions that would amend the Price-Anderson Act, addressing public liability from nuclear energy hazards in ways that would increase the annual limit on retrospective assessments from $10.0 million to $15.0 million per reactor per incident with APS’ annual exposure per incident increasing from $9.0 million to $13 million.
14.	Other Income and Other Expense
     The following table provides detail of other income and other expense for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Other income:
Investment gains – net (a)	$923	$34,863	$—	$37,081
Interest income	3,872	374	5,191	3,597
SunCor joint venture earnings	2,370	2,006	2,342	3,191
Asset sales	142	(1,189)	383	2,462
Miscellaneous	1,377	442	1,571	999

Total other income	$8,684	$36,496	$9,487	$47,330

Other expense:
Non-operating costs (b)	$(3,058)	$(3,831)	$(6,156)	$(6,658)
Asset sales	(249)	1,871	(313)	(268)
Investment losses – net	—	—	(326)	—
Miscellaneous	(539)	(1,411)	(1,437)	(2,390)

Total other expense	$(3,846)	$(3,371)	$(8,232)	$(9,316)

(a)	The three and six months ended June 30, 2004 include a $35 million gain ($21 million after tax) related to the sale of a limited partnership interest in the Phoenix Suns.

(b)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and other costs excluded from utility rate recovery).
15.	Guarantees
     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our unregulated subsidiaries. Our parental guarantees related to Pinnacle West Energy consist of equipment and performance guarantees related to our generation construction program, and long-term service agreement guarantees for new power plants. Our credit support instruments enable APS Energy Services to offer commodity energy and energy-related products. Non-performance or non-payment under the original contract by our unregulated subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s guarantees on behalf of its subsidiaries. Our guarantees have no recourse or collateral provisions to allow us to recover amounts paid under the guarantee. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at June 30, 2005 are as follows (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Guarantees		Surety Bonds
	Amount	Term	Amount	Term
	(in years)		(in years)
Parental:
Pinnacle West Energy	$17	1	$—	—
APS Energy Services	26	1	83	1

Total	$43		$83

     At June 30, 2005, we had entered into approximately $37 million of letters of credit which support various transmission and construction agreements. These letters of credit expire in 2005 and 2006. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required. At June 30, 2005, Pinnacle West had approximately $4 million of letters of credit related to workers’ compensation expiring in 2006.
     APS has entered into various agreements that require letters of credit for financial assurance purposes. At June 30, 2005, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations. In July 2004, $150 million of these letters of credit were renewed for a three-year term and expire in 2007. The remainder expire in 2005. APS has also entered into approximately $100 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2010. Additionally, APS has approximately $5 million of letters of credit related to counterparty collateral requirements expiring in 2006. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.
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
     See Note 4 for information regarding Pinnacle West’s guarantee of $500 million of Pinnacle West Energy’s debt obligations.
16.	Earnings Per Share
     The following table presents earnings per weighted average common share outstanding for the three and six months ended June 30, 2005 and 2004:

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per share:
Income from continuing operations	$0.89	$0.81	$1.22	$1.15
Loss from discontinued operations	(0.61)	(0.01)	(0.68)	(0.01)

Earnings per share – basic	$0.28	$0.80	$0.54	$1.14

Diluted earnings per share:
Income from continuing operations	$0.88	$0.81	$1.22	$1.15
Loss from discontinued operations	(0.60)	(0.02)	(0.68)	(0.01)

Earnings per share – diluted	$0.28	$0.79	$0.54	$1.14

     Dilutive stock options increased average common shares outstanding by approximately 107,000 shares and 85,000 shares for the three months ended June 30, 2005 and June 30, 2004, respectively, and by approximately 100,000 shares and 87,000 shares for the six months ended June 30, 2005 and June 30, 2004, respectively.
     Options to purchase 491,984 shares for the three-month period ended June 30, 2005 and 503,859 shares of common stock for the six month period ended June 30, 2005 were outstanding but were not included in the computation of earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share for that same reason were 2,325,165 shares for the three-month period ended June 30, 2004 and 2,355,287 shares for the six-month period ended June 30, 2004.
17.	Discontinued Operations
     Silverhawk (marketing and trading segment) – In June 2005, we entered into an agreement to sell our 75% interest in Silverhawk to NPC. Closing of the sale is subject to regulatory approvals, including approval by the Nevada Public Utilities Commission and the FERC, which are expected to occur by this fall. As a result of this pending sale, we recorded an after-tax loss from discontinued operations of approximately $55 million. The assets held for sale at June 30, 2005 are $207 million, of which property, plant and equipment accounted for approximately $200 million. Liabilities held for sale relate to accounts payable in the amount of $2 million.
     SunCor (real estate segment) – In 2005, SunCor sold commercial properties, which are required to be reported as discontinued operations on Pinnacle West’s Condensed Consolidated Statements of Income in accordance with SFAS No. 144. The assets held for sale at June 30, 2005 relate to property in the amount of $35 million. Liabilities held for sale relate to current maturities of long-term debt in the amount of $29 million.
     NAC (other segment) – In 2004, we sold our investment in NAC.
     The following table provides revenue and income (loss) before income taxes and after income taxes classified as discontinued operations on Pinnacle West’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Silverhawk	$15	$5	$43	$5
SunCor – commercial operations	3	2	4	4
NAC	—	11	—	19

Total revenue	$18	$18	$47	$28

Income (loss) before taxes:
Silverhawk	$(97)	$(4)	$(107)	$(4)
SunCor – commercial operations	1	—	2	1
NAC	—	2	—	2

Total loss before taxes	$(96)	$(2)	$(105)	$(1)

Income (loss) after taxes:
Silverhawk	$(59)	$(2)	$(65)	$(3)
SunCor – commercial operations	1	—	1	1
NAC	—	1	—	1

Total loss after taxes	$(58)	$(1)	$(64)	$(1)

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended
	June 30,
	2005	2004
ELECTRIC OPERATING REVENUES
Regulated electricity	$581,757	$523,973
Marketing and trading	7,000	45,685

Total	588,757	569,658

OPERATING EXPENSES
Regulated electricity purchased power and fuel	201,871	162,667
Marketing and trading purchased power and fuel	3,349	45,886
Operations and maintenance	138,314	126,871
Depreciation and amortization	76,808	88,385
Income taxes	41,772	32,371
Other taxes	31,322	29,874

Total	493,436	486,054

OPERATING INCOME	95,321	83,604

OTHER INCOME (DEDUCTIONS)
Income taxes	(1,549)	(1,301)
Allowance for equity funds used during construction	2,952	2,184
Other income (Note S-4)	7,005	4,668
Other expense (Note S-4)	(2,876)	(1,220)

Total	5,532	4,331

INTEREST DEDUCTIONS
Interest on long-term debt	35,612	31,997
Interest on short-term borrowings	2,055	1,215
Debt discount, premium and expense	1,188	1,188
Capitalized interest	(2,000)	(1,399)

Total	36,855	33,001

NET INCOME	$63,998	$54,934

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
ELECTRIC OPERATING REVENUES
Regulated electricity	$1,000,191	$944,272
Marketing and trading	29,858	66,488

Total	1,030,049	1,010,760

OPERATING EXPENSES
Regulated electricity purchased power and fuel	283,785	251,259
Marketing and trading purchased power and fuel	31,651	71,644
Operations and maintenance	280,608	252,783
Depreciation and amortization	159,022	177,233
Income taxes	58,152	49,733
Other taxes	62,767	57,454

Total	875,985	860,106

OPERATING INCOME	154,064	150,654

OTHER INCOME (DEDUCTIONS)
Income taxes	(2,386)	(3,770)
Allowance for equity funds used during construction	5,555	4,186
Other income (Note S-4)	12,664	15,903
Other expense (Note S-4)	(6,234)	(6,124)

Total	9,599	10,195

INTEREST DEDUCTIONS
Interest on long-term debt	71,129	67,643
Interest on short-term borrowings	3,246	3,716
Debt discount, premium and expense	2,192	2,383
Capitalized interest	(3,947)	(2,256)

Total	72,620	71,486

NET INCOME	$91,043	$89,363

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2005	2004
ASSETS
UTILITY PLANT
Electric plant in service and held for future use	$9,617,099	$9,120,407
Less accumulated depreciation and amortization	3,475,696	3,266,181

Total	6,141,403	5,854,226
Construction work in progress	293,610	249,243
Intangible assets, net of accumulated amortization	96,800	103,701
Nuclear fuel, net of accumulated amortization	53,459	51,188

Utility plant – net	6,585,272	6,258,358

INVESTMENTS AND OTHER ASSETS
Note receivable from Pinnacle West Energy (Notes 5 and S-5)	—	498,489
Decommissioning trust accounts	276,746	267,700
Assets from long-term risk management and trading activities (Note S-2)	75,236	20,123
Other assets	61,086	61,364

Total investments and other assets	413,068	847,676

CURRENT ASSETS
Cash and cash equivalents	204,597	49,575
Investment in debt securities	272,783	181,175
Accounts receivable:
Service customers	178,304	214,487
Other	73,093	63,131
Allowance for doubtful accounts	(3,228)	(3,444)
Accrued utility revenues	120,678	76,154
Materials and supplies (at average cost)	88,663	83,893
Fossil fuel (at average cost)	26,590	20,506
Assets from risk management and trading activities (Note S-2)	133,685	70,430
Other current assets	9,634	10,187

Total current assets	1,104,799	766,094

DEFERRED DEBITS
Deferred purchased power and fuel regulatory asset	33,785	—
Other regulatory assets	139,690	135,051
Unamortized debt issue costs	22,951	21,832
Other deferred debits	72,566	69,541

Total deferred debits	268,992	226,424

TOTAL ASSETS	$8,372,131	$8,098,552

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2005	2004
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	1,346,804	1,246,804
Retained earnings	908,739	860,196
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(71,087)	(71,087)
Derivative instruments	65,771	18,327

Common stock equity	2,428,389	2,232,402
Long-term debt less current maturities	2,266,465	2,267,094

Total capitalization	4,694,854	4,499,496

CURRENT LIABILITIES
Current maturities of long-term debt	351,395	451,247
Accounts payable	153,340	215,076
Accrued taxes	373,337	292,521
Accrued interest	30,105	33,332
Customer deposits	53,500	51,804
Deferred income taxes	9,057	9,057
Liabilities from risk management and trading activities (Note S-2)	74,250	34,292
Other current liabilities	156,451	91,441

Total current liabilities	1,201,435	1,178,770

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,137,253	1,108,571
Regulatory liabilities	524,107	506,646
Liability for asset retirements	259,524	251,612
Pension liability	219,812	203,668
Customer advances for construction	60,851	59,185
Unamortized gain — sale of utility plant	48,045	50,333
Liabilities from long term risk management and trading activities (Note S-2)	19,722	13,124
Other	206,528	227,147

Total deferred credits and other	2,475,842	2,420,286

COMMITMENTS AND CONTINGENCIES (Notes 5, 12, 13 and S-5)

TOTAL LIABILITIES AND EQUITY	$8,372,131	$8,098,552

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91,043	$89,363
Items not requiring cash:
Depreciation and amortization	159,022	177,233
Deferred purchased power and fuel	(33,785)	—
Nuclear fuel amortization	3,619	14,501
Allowance for equity funds used during construction	(5,555)	(4,186)
Deferred income taxes	(1,926)	8,770
Change in mark-to-market valuations	(12,191)	4,423
Changes in current assets and liabilities:
Accounts receivable	32,301	(4,630)
Accrued utility revenues	(44,524)	(38,126)
Materials, supplies and fossil fuel	(10,854)	3,416
Other current assets	2,566	(2,836)
Accounts payable	(61,798)	28,686
Accrued taxes	80,816	54,242
Accrued interest	(3,227)	(9,500)
Other current liabilities	68,372	5,519
Increase in regulatory assets	(4,699)	(5,205)
Change in risk management and trading activities – assets	16,387	7,203
Change in risk management and trading activities – liabilities	2,244	—
Change in pension liability	6,458	26,141
Change in other long-term assets	12,038	7,007
Change in other long-term liabilities	(4,923)	3,934

Net cash flow provided by operating activities	291,384	365,955

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(301,098)	(224,259)
Purchase of Sundance Plant	(185,046)	—
Capitalized interest	(3,947)	(2,256)
Repayment of loan by Pinnacle West Energy	500,000	—
Purchases of investment securities	(769,166)	(124,000)
Proceeds from sale of investment securities	677,558	94,050
Other	(11,163)	(13,657)

Net cash flow used for investing activities	(92,862)	(270,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	163,975	476,240
Equity infusion	100,000	—
Dividends paid on common stock	(42,500)	(85,000)
Repayment and reacquisition of long-term debt	(264,975)	(385,133)

Net cash flow provided by (used for) financing activities	(43,500)	6,107

NET INCREASE IN CASH AND CASH EQUIVALENTS	155,022	101,940
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,575	141,952

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$204,597	$243,892

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes refunded	$(8,829)	$(1,726)
Interest, net of amounts capitalized	$73,656	$78,604

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

	Condensed	APS'
	Consolidated	Supplemental
	Footnote	Footnote
	Reference	Reference
Consolidation and Nature of Operations	Note 1	—
Condensed Consolidated Financial Statements	Note 2	—
Quarterly Fluctuations	Note 3	—
Changes in Liquidity	Note 4	Note S-1
Regulatory Matters	Note 5	—
Retirement Plans and Other Benefits	Note 6	—
Business Segments	Note 7	—
New Accounting Standards	Note 8	—
Variable Interest Entities	Note 9	—
Derivative and Energy Trading Accounting	Note 10	Note S-2
Comprehensive Income	Note 11	Note S-3
Commitments and Contingencies	Note 12	—
Nuclear Insurance	Note 13	—
Other Income and Other Expense	Note 14	Note S-4
Guarantees	Note 15	—
Earnings Per Share	Note 16	—
Discontinued Operations	Note 17	—
Related Party Transactions	—	Note S-5
S-1. Changes in Liquidity
     The following is a list of principal payments due on APS’ total long-term debt and capitalized lease requirements:
•	$351 million in 2005;

•	$86 million in 2006;

•	$174 million in 2007;

•	$1 million in 2008;

•	$1 million in 2009; and

•	$2.012 billion, thereafter.
S-2. Derivative and Energy Trading Accounting
     APS is exposed to the impact of market fluctuations in the commodity price of electricity, natural gas and coal. As part of its overall risk management program, APS uses various commodity

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE CONDENSED FINANCIAL STATEMENTS
instruments that qualify as derivatives to hedge purchases and sales of electricity and fuels. As of June 30, 2005, APS hedged exposures to these risks for a maximum of three years.
Cash Flow Hedges
     The changes in the fair value of APS’ hedged positions included in the APS Condensed Statements of Income for the three and six months ended June 30, 2005 and 2004 were comprised of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gains on the ineffective portion of derivatives qualifying for hedge accounting	$4,512	$124	$11,930	$1,535
Gains (losses) from the change in options’ time value excluded from measurement of effectiveness	(1,189)	(17)	(331)	63
Gains from the discontinuance of cash flow hedges	—	—	302	575
     During the twelve months ending June 30, 2006, we estimate that a net gain of $54 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions.
     APS’ assets and liabilities from risk management and trading activities are presented in two categories, consistent with Pinnacle West’s business segments:
•	Regulated Electricity – non-trading derivative instruments that hedge APS’ purchases and sales of electricity and fuel for its Native Load requirements; and

•	Marketing and Trading – both non-trading and trading derivative instruments.
     The following table summarizes APS’ assets and liabilities from risk management and trading activities at June 30, 2005 and December 31, 2004 (dollars in thousands):
June 30, 2005

	Current		Current	Other	Net Asset
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated Electricity:
Mark-to-market	$121,482	$68,458	$(55,495)	$(8,346)	$126,099
Options and futures — at cost	2,555	4	(11,123)	—	(8,564)
Marketing and Trading:
Mark-to-market	9,648	6,774	(7,632)	(11,376)	(2,586)

Total	$133,685	$75,236	$(74,250)	$(19,722)	$114,949

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2004

	Current		Current	Other	Net Asset
	Assets	Investments	Liabilities	Liabilities	(Liability)
Regulated Electricity:
Mark-to-market	$45,220	$19,417	$(19,191)	$(12,000)	$33,446
Options and futures — at cost	18,821	118	(8,879)	—	10,060
Marketing and Trading:
Mark-to-market	6,389	581	(6,222)	(1,124)	(376)
Other — at cost	—	7	—	—	7

Total	$70,430	$20,123	$(34,292)	$(13,124)	$43,137

     Cash or other assets may be required to serve as collateral against APS’ open positions on certain energy-related contracts. No collateral was provided to counterparties at June 30, 2005 or December 31, 2004. Collateral provided to us by counterparties was $90 million at June 30, 2005 and $6 million at December 31, 2004, and is included in other current liabilities on the Condensed Balance Sheets.
S-3. Comprehensive Income
     Components of APS’ comprehensive income for the three and six months ended June 30, 2005 and 2004, are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$63,998	$54,934	$91,043	$89,363

Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments (a)	(24,147)	17,836	84,070	48,078
Reclassification of realized gain to income (b)	(4,437)	(4,963)	(5,819)	(6,829)
Income tax (expense) benefit related to items of other comprehensive income	11,253	(5,076)	(30,807)	(16,267)

Total other comprehensive income (loss)	(17,331)	7,797	47,444	24,982

Comprehensive income	$46,667	$62,731	$138,487	$114,345

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and gas requirements to serve Native Load.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE CONDENSED FINANCIAL STATEMENTS
S-4. Other Income and Other Expense
     The following table provides detail of APS’ other income and other expense for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Other income:
Interest income	$4,177	$5,015	$9,600	$10,053
Asset sales	142	(1,189)	383	2,462
Investment gains – net	981	350	479	2,397
Miscellaneous	1,705	492	2,202	991

Total other income	$7,005	$4,668	$12,664	$15,903

Other expense:
Non-operating costs(a)	$(2,708)	$(2,310)	$(5,335)	$(4,542)
Asset sales	(249)	1,871	(313)	(268)
Miscellaneous	81	(781)	(586)	(1,314)

Total other expense	$(2,876)	$(1,220)	$(6,234)	$(6,124)

(a)	As defined by the FERC, includes below-the-line non-operating utility costs (primarily community relations and other costs excluded from utility rate recovery).
S-5. Related Party Transactions
     From time to time, APS enters into transactions with Pinnacle West or Pinnacle West’s subsidiaries. The following table summarizes the amounts included in the APS Condensed Statements of Income and Condensed Balance Sheets related to transactions with affiliated companies (dollars in millions):

ARIZONA PUBLIC SERVICE COMPANY
SUPPLEMENTAL NOTES TO THE CONDENSED FINANCIAL STATEMENTS

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
Electric operating revenues:
Pinnacle West – marketing and trading	$2	$4	$3	$8
Pinnacle West Energy	1	—	2	1

Total	$3	$4	$5	$9

Purchased power and fuel costs:
Pinnacle West Energy	$39	$19	$47	$29

Total	$39	$19	$47	$29

Other:
Pinnacle West Energy interest income	$—	$4	$5	$9

Total	$—	$4	$5	$9

	As of	As of
	June 30, 2005	December 31, 2004
Net intercompany receivables (payables):
Pinnacle West Energy	$(13)	$467
Pinnacle West – marketing and trading	9	19
APS Energy Services	7	9
Pinnacle West	(8)	(5)

Total	$(5)	$490

     Electric revenues include sales of electricity to affiliated companies at contract prices. Purchased power includes purchases of electricity from affiliated companies at contract prices. The Company purchases electricity from and sells electricity to APS Energy Services; however, these transactions are settled net and reported net in accordance with EITF 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ As Defined in EITF Issue No. 2-3.”
     Intercompany receivables primarily include amounts related to the $500 million loan APS made to Pinnacle West Energy and intercompany sales of electricity. This loan was settled in May 2005. Intercompany payables primarily include amounts related to the intercompany purchases of electricity. Intercompany receivables and payables are generally settled on a current basis in cash.

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
     Pinnacle West Energy is our unregulated generation subsidiary. Pursuant to the ACC’s April 7, 2005 order in APS’ general rate case, on July 29, 2005, Pinnacle West Energy transferred the PWEC Dedicated Assets to APS. See “APS General Rate Case” in Note 5. As a result, Pinnacle West Energy’s remaining generating plant is Silverhawk, a 570 MW combined cycle plant located north of Las Vegas, Nevada. See Note 17 of Notes to Condensed Consolidated Financial Statements for a discussion of the pending sale of our 75% ownership interest in this plant.
     As part of the ACC order in APS’ general rate case, the ACC approved the PSA, which permits APS to defer for recovery or refund fuel and purchased power costs, subject to specified parameters and procedures. On July 22, 2005, APS filed an Application for Surcharge with the ACC requesting the recovery of $100 million in deferred fuel and purchased power costs over a 24-month period beginning with billing cycle one of November, 2005. See “APS General Rate Case” in Note 5. APS expects to file another general rate case in late 2005.
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
     See “Pinnacle West Consolidated – Factors Affecting Our Financial Outlook” below for a discussion of several factors that could affect our future financial results.
EARNINGS CONTRIBUTION BY BUSINESS SEGMENT
     We have three principal business segments (determined by products, services and the regulatory environment):
•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities and includes electricity generation, transmission and distribution.

•	our marketing and trading segment, which consists of our competitive energy business activities, including wholesale marketing and trading and APS Energy Services’ commodity-related energy services; and

•	our real estate segment, which consists of SunCor’s real estate development and investment activities.
     The following table summarizes net income for the three months and six months ended June 30, 2005 and 2004 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Regulated electricity	$69	$40	$83	$55
Marketing and trading	4	8	11	22
Real estate	11	4	19	5
Other (a)	1	22	2	23

Income from continuing operations	85	74	115	105
Silverhawk discontinued operations – net of income taxes (see “Pending Sale of Silverhawk” below)	(59)	(2)	(65)	(3)
Real estate discontinued operations – net of income taxes	1	—	1	1
Other segment discontinued operations- net of income taxes	—	1	—	1

Net income	$27	$73	$51	$104

(a)	The 2004 periods include $21 million (after-tax) gain related to the sale of a limited partnership interest in the Phoenix Suns.

General
     Throughout the following explanations of our results of operations, we refer to “gross margin.” With respect to our regulated electricity segment and our marketing and trading segment, gross margin refers to electric operating revenues less purchased power and fuel costs. “Gross margin” is a “non-GAAP financial measure,” as defined in accordance with SEC rules. Exhibit 99.3 reconciles this non-GAAP financial measure to operating income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. We view gross margin as an important performance measure of the core profitability of our operations. This measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses. In addition, we have reclassified certain prior-period amounts to conform to our current-period presentation.
Pending Sale of Silverhawk
     In June 2005, we entered into an agreement to sell our 75% interest in Silverhawk to NPC. Closing of the sale is subject to regulatory approvals, including approval by the Nevada Public Utilities Commission and the FERC, which are expected to occur by this fall. As a result of this pending sale, we recorded an after-tax loss from discontinued operations of approximately $55 million. We have also reclassified Silverhawk operations in the current and prior periods to discontinued operations.
Deferred Purchased Power and Fuel Costs
     APS’ retail rate case settlement became effective April 1, 2005. As part of the settlement, the ACC approved a 4.2% annual retail rate increase and a PSA that provides mechanisms for adjusting rates to reflect variations in fuel and purchased power costs. In accordance with the PSA, APS defers for future rate recovery 90% of the difference between actual purchased power and fuel costs and the amount for such costs currently included in base rates. As of June 30, 2005, APS had deferred $34 million of pretax purchased power and fuel costs.
Operating Results – Three-month period ended June 30, 2005 compared with three-month period ended June 30, 2004
     Our consolidated net income for the three months ended June 30, 2005 was $27 million compared with $73 million for the prior-year period. The current-quarter net income included a loss from discontinued operations of $58 million which is primarily related to the pending sale and operations of Silverhawk (see discussion above). Income from continuing operations increased $11 million in the period-to-period comparison reflecting the following changes in earnings by segment:
•	Regulated Electricity Segment – Income from continuing operations increased approximately $29 million primarily due to a retail price increase effective April 1, 2005, higher retail sales volumes due to customer growth, the absence of regulatory asset amortization, deferred purchased power and fuel costs, net of higher costs, in accordance with the retail rate settlement, and lower depreciation due to lower depreciation rates. These positive factors were partially offset by higher operations and maintenance costs primarily related to generation, customer service, and benefit costs.

•	Marketing and Trading Segment – Income from continuing operations decreased approximately $4 million primarily due to lower realized margins on wholesale sales.

•	Real Estate Segment – Income from continuing operations increased approximately $7 million primarily due to increased parcel sales.

•	Other Segment – Income from continuing operations decreased approximately $21 million primarily due to an after-tax gain related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns recorded in the prior-year period.

Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Retail price increase effective April 1, 2005	$28	$17
Higher retail sales volumes due to customer growth, excluding weather effects	13	8
Deferred purchased power and fuel costs, net of higher costs, in accordance with the retail rate settlement	8	5
Miscellaneous items, net	2	1

Net increase in regulated electricity segment gross margin	51	31

Marketing and trading segment gross margin:
Lower realized margins on wholesale sales primarily due to lower unit margins and lower sales volumes	(6)	(4)
Miscellaneous items, net	(3)	(1)

Net decrease in marketing and trading segment gross margin	(9)	(5)

Net increase in gross margin for regulated electricity and marketing and trading segments	42	26
Higher real estate segment contribution primarily related to increased parcel sales	12	7
Lower other income due to sale of limited partnership interest in Phoenix Suns recorded in prior-year period	(35)	(21)
Higher operation and maintenance expense due to generation, customer service and benefit costs	(15)	(9)
Depreciation and amortization decreases primarily due to:
Absence of regulatory asset amortization	10	6
Lower depreciation rates (see Note 5) partially offset by higher depreciable assets	7	4
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances and interest rates	(6)	(4)
Miscellaneous items, net	6	2

Net increase in income from continuing operations	$21	11

Discontinued operations primarily related to the pending sale of Silverhawk (see discussion above)		(57)

Net decrease in net income		$(46)

     Regulated Electricity Segment Revenues
     Regulated electricity segment revenues were $60 million higher for the three months ended June 30, 2005 compared with the prior-year period primarily as a result of:

•	a $28 million increase in retail revenues due to a price increase effective April 1, 2005;

•	an $18 million increase in retail revenues related to customer growth, excluding weather effects;

•	a $12 million increase in Off-System Sales primarily due to sales previously reported in the marketing and trading segment now classified as sales in the regulated electricity segment in accordance with the retail rate settlement; and

•	a $2 million increase due to miscellaneous factors.
     Marketing and Trading Segment Revenues
     Marketing and trading segment revenues were $39 million lower for the three months ended June 30, 2005 compared with the prior-year period primarily as a result of:
•	a $25 million decrease in revenues from Off-System Sales primarily due to lower sales volumes and sales previously reported in the marketing and trading segment now classified as sales in the regulated electricity segment in accordance with the retail rate settlement;

•	a $7 million decrease in energy trading revenues on realized sales of electricity primarily due to lower delivered electricity prices and lower sales volumes;

•	a $5 million decrease from lower volumes and prices for competitive retail sales in California; and

•	a $2 million decrease on future mark-to-market gains due to higher price volatility.
     Real Estate Revenues
     Real estate revenues were $19 million higher for the three months ended June 30, 2005 compared with the prior-year period primarily due to increased parcel sales.
Operating Results – Six-month period ended June 30, 2005 compared with six-month period ended June 30, 2004
     Our consolidated net income for the six months ended June 30, 2005 was $51 million compared with $104 million for the prior-year period. The current year period net income included a loss from discontinued operations of $64 million which is primarily related to the pending sale and operations of Silverhawk (see discussion above). Income from continuing operations increased $10 million in the period-to-period comparison reflecting the following changes in earnings by segment:
•	Regulated Electricity Segment – Income from continuing operations increased approximately $28 million primarily due to a retail price increase effective April 1, 2005, higher retail sales volumes due to customer growth, the absence of regulatory asset amortization, deferred purchased power and fuel costs, net of higher costs, in accordance with the retail rate settlement, and lower depreciation due to lower depreciation rates. These positive factors were partially offset by higher operations and maintenance costs primarily related to generation, customer service, and benefit costs, and higher property taxes due to increased plant in service.
•	Marketing and Trading Segment – Income from continuing operations decreased approximately $11 million primarily due to lower realized margins on wholesale sales and competitive retail sales in California.

•	Real Estate Segment – Income from continuing operations increased approximately $14 million primarily due to increased parcel sales.

•	Other Segment – Income from continuing operations decreased approximately $21 million primarily due to an after-tax gain related to the sale of El Dorado’s limited partnership interest in the Phoenix Suns recorded in the prior-year period.

Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions).

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Retail price increase effective April 1, 2005	$28	$17
Higher retail sales volumes due to customer growth, excluding weather effects	20	12
Deferred purchased power and fuel costs, net of higher costs, in accordance with the retail rate settlement	15	9
Miscellaneous items, net	(1)	(1)

Net increase in regulated electricity segment gross margin	62	37

Marketing and trading segment gross margin:
Lower unit margins on competitive retail sales in California	(7)	(4)
Lower realized margins on wholesale sales primarily due to lower unit margins and lower sales volumes	(5)	(3)
Miscellaneous items, net	1	—

Net decrease in marketing and trading segment gross margin	(11)	(7)

Net increase in gross margin for regulated electricity and marketing and trading segments	51	30
Higher real estate segment contribution primarily related to increased parcel sales	24	14
Lower other income due to sale of limited partnership interest in
Phoenix Suns recorded in the prior-year period	(35)	(21)
Operations and maintenance increases primarily due to:
Generation costs, including planned maintenance	(11)	(7)
Customer service costs, including planned maintenance	(10)	(6)
Benefit costs	(8)	(5)
Miscellaneous items, net	(3)	(2)
Depreciation and amortization decreases primarily due to:
Absence of regulatory asset amortization	19	11
Lower depreciation rates (see Note 5) partially offset by higher depreciable assets	8	5
Higher property taxes due to increased plant in service	(7)	(4)
Miscellaneous items, net	(5)	(5)

Net increase in income from continuing operations	$23	10

Discontinued operations primarily related to the pending sale of Silverhawk (see discussion above)		(63)

Net decrease in net income		$(53)

     Regulated Electricity Segment Revenues
Regulated electricity segment revenues were $60 million higher for the six months ended June 30, 2005 compared with the prior-year period primarily as a result of:

•	a $28 million increase in retail revenues related to customer growth, excluding weather effects;

•	a $28 million increase in retail revenues due to a price increase effective April 1, 2005;

•	a $12 million increase in Off-System Sales primarily due to sales previously reported in the marketing and trading segment now classified as sales in the regulated electricity segment in accordance with the retail rate settlement;

•	a $9 million decrease in retail revenues related to milder weather; and

•	a $1 million increase due to miscellaneous factors.
     Marketing and Trading Segment Revenues
     Marketing and trading segment revenues were $38 million lower for the six months ended June 30, 2005 compared with the prior-year period primarily as a result of:
•	a $19 million decrease in revenues from Off-System Sales primarily due to lower sales volumes, prices and sales previously reported in the marketing and trading segment now classified as sales in the regulated electricity segment in accordance with the retail rate settlement;

•	a $14 million decrease from lower volumes and prices on competitive retail sales in California; and

•	a $5 million decrease in energy trading revenues on realized sales of electricity primarily due to lower delivered electricity prices and lower volumes.
     Real Estate Revenues
     Real estate revenues were $40 million higher for the six months ended June 30, 2005 compared with the prior-year period primarily due to increased parcel sales.
LIQUIDITY AND CAPITAL RESOURCES
Capital Needs and Resources – Pinnacle West Consolidated
     Capital Expenditure Requirements
     The following table summarizes the actual capital expenditures for the six months ended June 30, 2005 and estimated capital expenditures for the next three years.

CAPITAL EXPENDITURES
(dollars in millions)

	Six Months Ended	Estimated for the Year Ended
	June 30,	December 31,

	2005	2005	2006	2007
APS Delivery	$203	$390	$395	$440
Generation (a) (b)	259	352	158	195
Other (c)	16	30	7	6

Subtotal	478	772	560	641
Pinnacle West Energy (a)	1	7	—	—
SunCor (d)	45	114	61	63
Other	1	8	7	4

Total	$525	$901	$628	$708

(a)	As discussed in Note 5 under “APS General Rate Case,” as part of the ACC’s order in APS’ general rate case, APS received rate base treatment of the PWEC Dedicated Assets. The estimated capital expenditures related to the PWEC Dedicated Assets are reflected in APS generation for the years 2005, 2006 and 2007.

(b)	The six months ended June 30, 2005 includes $190 million for the acquisition of the Sundance Plant. See Note 4 for a discussion of APS’ acquisition of the Sundance Plant.

(c)	Primarily information systems and facilities projects.

(d)	Consists primarily of capital expenditures for land development and retail and office building construction reflected in “Real estate investments” on the Condensed Consolidated Statements of Cash Flows.
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
Contractual Obligations
     Our future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2004 Form 10-K with the exception of our aggregate:

•	purchased power and fuel commitments, which increased from approximately $855 million at December 31, 2004 to $1.0 billion at June 30, 2005 primarily due to increased commitment for the years 2005 through 2007; and

•	nuclear decommissioning funding requirements, which increased from approximately $201 million at December 31, 2004 to $386 million at June 30, 2005 for the years 2005 and thereafter.
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
     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2005, APS would have been required to assume approximately $245 million of debt and pay the equity participants approximately $191 million.
     Guarantees and Letters of Credit
     We and certain of our subsidiaries have issued guarantees and letters of credit in support of our unregulated businesses. We have also obtained surety bonds on behalf of APS Energy Services. We have not recorded any liability on our Condensed Consolidated Balance Sheets with respect to these obligations. We generally agree to indemnification provisions related to liabilities arising from or related to certain of our agreements, with limited exceptions depending on the particular agreement. See Note 15 for additional information regarding guarantees and letters of credit.
     See “Pinnacle West Energy” below for information regarding Pinnacle West’s guarantee of $500 million of Pinnacle West Energy’s debt obligations.

     Credit Ratings
     The ratings of securities of Pinnacle West and APS as of August 8, 2005 are shown below and are considered to be “investment-grade” ratings. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase those companies’ cost of and access to capital. It may also require additional collateral related to certain derivative instruments (see Note 10).

	Moody’s	Standard & Poor’s
Pinnacle West
Senior unsecured	Baa2	BBB-
Commercial paper	P-2	A-2
Outlook	Stable	Stable

APS

Senior unsecured	Baa1	BBB
Secured lease obligation bonds	Baa1	BBB
Commercial paper	P-2	A-2
Outlook	Stable	Stable
     Debt Provisions
     Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include a debt-to-total-capitalization ratio and an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. These covenants require that the ratio of debt to total capitalization cannot exceed 65% for the Company and for APS. At June 30, 2005, the ratio was approximately 53% for Pinnacle West and 51% for APS. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for each of the Company and APS. The interest coverage is approximately 4 times under the Company’s and APS’ bank financing agreements. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants.
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
     Our primary sources of cash are dividends from APS, external financings and cash distributions from our other subsidiaries, primarily SunCor. We expect SunCor to make cash distributions to the parent company of approximately $80 to $100 million in 2005 based on anticipated asset sales activities. As discussed in Note 5 under “ACC Financing Order,” APS must maintain a common equity ratio of at least 40% and may not pay common dividends if the payment would reduce its common equity below that threshold. As defined in the Financing Order, common equity ratio is common equity divided by common equity plus long-term debt, including current maturities of long-term debt. At June 30, 2005, APS’ common equity ratio as defined was approximately 48%.
     Pinnacle West sponsors a qualified pension plan for the employees of Pinnacle West and our subsidiaries. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of the fund assets and our pension obligation. We contributed $35 million in 2004. APS and other subsidiaries fund their share of the pension contribution, of which APS represents approximately 92% of the total funding amounts described above. The assets in the plan are comprised of common stocks, bonds and real estate. Future year contribution amounts are dependent on fund performance and fund valuation assumptions. Our minimum required pension contribution in 2005 is approximately $53 million. Of this amount, we have contributed approximately $27 million through July 2005. The contribution to be made to other post retirement benefit plans in 2005 is estimated to be approximately $37 million. Of this amount, we contributed approximately $18 million through July 2005. APS’ share is approximately 92% of both plans.
     On May 2, 2005, Pinnacle West redeemed at par all of its $165 million Floating Rate Senior Notes due November 1, 2005. The Company used cash on hand to redeem the notes.
     On May 2, 2005, Pinnacle West issued 6,095,000 shares of its common stock at an offering price of $42 per share, resulting in net proceeds of approximately $248 million. Pinnacle West used the net proceeds for general corporate purposes, including making capital contributions to APS, which, in turn, used such funds to pay a portion of the approximately $190 million purchase price to acquire the Sundance Plant and for other capital expenditures incurred to meet the growing needs of

APS’ service territory.
     On July 13, 2005, the Pinnacle West Board of Directors declared a quarterly dividend of $0.475 per share of common stock, payable on September 1, 2005, to shareholders of record on August 1, 2005.
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
     On August 1, 2005, APS repaid $300 million of its 7.625% Notes due 2005. APS used cash on hand to repay these notes.
     Although provisions in APS’ articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.
     See “Deferred Purchased Power and Fuel Costs” above and “APS General Rate Case” in Note 5 for information regarding the PSA approved by the ACC.
     Pinnacle West Energy
     Pinnacle West Energy expects minimal capital expenditures over the next three years. See the capital expenditures table above for actual capital expenditures during the six months ended June 30, 2005 and projected capital expenditures for the next three years (the estimated capital expenditures related to the PWEC Dedicated Assets are reflected in APS).

     See “ACC Financing Order” in Note 5 for a discussion of the $500 million loan from APS to Pinnacle West Energy authorized by the ACC pursuant to the Financing Order. On April 11, 2005 Pinnacle West Energy issued $500 million Floating Rate Senior Notes due April 1, 2007. Pinnacle West has unconditionally guaranteed these notes. Pinnacle West Energy used the proceeds of this issuance to repay the APS loan. Pinnacle West Energy intends to repay the Floating Rate Senior Note with $500 million expected to be received from APS in connection with Pinnacle West Energy’s transfer of the PWEC Dedicated Assets to APS.
     See Note 17 of Notes to Condensed Consolidated Financial Statements above for a discussion of the pending sale of our 75% ownership interest in Silverhawk.
     Other Subsidiaries
     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor’s capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures during the six months ended June 30, 2005 and projected capital expenditures for the next three years. SunCor expects to fund its capital requirements with cash from operations and external financings.
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
CRITICAL ACCOUNTING POLICIES
     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. Our most critical accounting policies include the impacts of regulatory accounting and the determination of the appropriate accounting for our pension and other postretirement benefits and derivatives accounting. There have been no changes to our critical accounting policies since our 2004 Form 10-K. See “Critical Accounting Policies” in Item 7 of the 2004 Form 10-K for further details about our critical accounting policies.
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
     Customer and Sales Growth The customer and sales growth referred to in this paragraph applies to Native Load customers and sales to them. Customer growth in APS’ service territory averaged about 3.4% a year for the three years 2002 through 2004; we currently expect customer growth to average about 3.8% per year from 2005 to 2007. We currently estimate that total retail electricity sales in kilowatt-hours will grow 5.0% on average, from 2005 through 2007, before the effects of weather variations. Customer growth for the six-month period ended June 30, 2005 compared with the prior year period was 4.1%.
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
     Retail Rate Matters See “APS General Rate Case” in Note 5 for a discussion of the ACC’s order in APS’ general rate case and “Power Supply Adjuster” for information regarding APS’ application to the ACC requesting recovery of $100 million in deferred fuel and purchased power costs under the PSA. APS expects to file another general rate case in late 2005.
     Purchased Power and Fuel Costs See “APS General Rate Case” in Note 5 for information regarding the PSA approved by the ACC. Purchased power and fuel costs are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, transmission availability or constraints, prevailing market prices, new generating plants being placed in service and our hedging program for managing such costs. See “Natural Gas Supply” in Note 12 for more information on fuel costs.
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
     Depreciation and Amortization Expenses Depreciation and amortization expenses are impacted by net additions to utility plant and other property, which includes generation construction or acquisition, changes in depreciation and amortization rates (see Note 5), and changes in regulatory asset amortization. See Note 17 for information on the pending sale of Silverhawk. See Note 4 for information on APS’ acquisition of the Sundance Plant in 2005 and “Requests for Proposals” in Part II, Item 5 of this report for more information on requests for proposals to acquire additional long-term resources in 2006 and 2007.
     Property Taxes Taxes other than income taxes consist primarily of property taxes, which are affected by tax rates and the value of property in-service and under construction. The average property tax rate for APS, which currently owns the majority of our property, was 9.2% of assessed value for 2004 and 9.3% for 2003. We expect property taxes to increase as new power plants, the acquisition of the Sundance Plant and our additions to transmission and distribution facilities phase-in to the property tax base.
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
     Retail Competition Although some very limited retail competition existed in APS’ service area in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS’ customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS’ service territory.
     Subsidiaries In the case of SunCor, efforts to accelerate asset sales activities in 2004 were successful. A portion of these sales have been, and additional amounts may be required to be, reported as discontinued operations on our Condensed Consolidated Statements of Income. SunCor’s net income was $45 million in 2004. See Note 17 for further discussion. We anticipate SunCor’s earnings contributions in 2005 to be approximately $50 million after income taxes.
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
     The following tables show the pretax changes in mark-to-market of our non-trading and trading derivative positions for the six months ended June 30, 2005 and 2004 (dollars in millions):

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004
	Regulated	Marketing	Regulated	Marketing
	Electricity	and Trading	Electricity	and Trading
Mark-to-market of net positions at beginning of period	$33	$107	$—	$69
Change in mark-to-market gains for future period deliveries	4	12	11	13
Changes in cash flow hedges recorded in OCI	84	(9)	48	25
Ineffective portion of changes in fair value	12	—	1	1
Mark-to-market (gains) losses realized during the period	(7)	41	3	(10)

Mark-to-market of net positions at end of period	$126	$151	$63	$98

     The tables below show the fair value of maturities of our non-trading and trading derivative contracts (dollars in millions) at June 30, 2005 by maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting,” in Item 8 of our 2004 Form 10-K for more discussion of our valuation methods.
Regulated Electricity

				Total
				fair
Source of Fair Value	2005	2006	2007	value
Prices actively quoted	$39	$54	$28	$121
Prices provided by other external sources	—	4	3	7
Prices based on models and other valuation methods	(1)	(1)	—	(2)

Total by maturity	$38	$57	$31	$126

Marketing and Trading

						Total
						fair
Source of Fair Value	2005	2006	2007	2008	2009	value
Prices actively quoted	$28	$—	$—	$—	$—	$28
Prices provided by other external sources	—	66	83	41	(1)	189
Prices based on models and other valuation methods	(5)	(21)	(30)	(10)	—	(66)

Total by maturity	$23	$45	$53	$31	$(1)	$151

     The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on Pinnacle

West’s Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 (dollars in millions).

	June 30, 2005		December 31, 2004
	Gain (Loss)		Gain (Loss)
Commodity	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%

Mark-to-market changes reported in earnings (a):
Electricity	$(3)	$2	$(4)	$4
Natural gas	1	(1)	2	(2)
Other	1	(1)	1	(1)
Mark-to-market changes reported in OCI (b):
Electricity	44	(44)	35	(35)
Natural gas	72	(72)	43	(43)

Total	$115	$(116)	$77	$(77)

(a)	These contracts are primarily structured sales activities hedged with a portfolio of forward purchases that protects the economic value of the sales transactions.

(b)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.
Credit Risk
     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 16% of Pinnacle West’s $620 million of risk management and trading assets as of June 30, 2005. See Note 1, “Derivative Accounting” in Item 8 of our 2004 Form 10-K for a discussion of our credit valuation adjustment policy. See Note 10 for further discussion of credit risk.
ARIZONA PUBLIC SERVICE COMPANY – RESULTS OF OPERATIONS
General
     Throughout the following explanations of our results of operations, we refer to “gross margin.” Gross margin refers to electric operating revenues less purchased power and fuel costs. Gross margin is a “non-GAAP financial measure,” as defined in accordance with SEC rules. Exhibit 99.4 reconciles this non-GAAP financial measure to operating income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. We view gross margin as an important performance measure of the core profitability of our operations. This measure is a key component of our internal financial reporting and is used by our management in analyzing our business. We believe that investors benefit from having access to the same financial measures that our management uses. In addition, we have reclassified certain prior-period amounts to conform to our current-period presentation.
Deferred Purchased Power and Fuel Costs
     APS’ retail rate case settlement became effective April 1, 2005. As part of the settlement, the ACC approved a 4.2% annual retail rate increase and a PSA that provides mechanisms for adjusting rates to reflect variations in fuel and purchased power costs. In accordance with the PSA, APS defers for future rate recovery 90% of the difference between actual purchased power and fuel costs and the amount for such costs currently included in base rates. As of June 30, 2005, APS had deferred $34 million of pretax purchased power and fuel costs.
Operating Results – Three-month period ended June 30, 2005 compared with three-month period ended June 30, 2004
     APS’ net income for the three months ended June 30, 2005 was $64 million compared with $55 million for the prior-year period. The $9 million increase in the period-to-period comparison is due to a retail price increase effective April 1, 2005, higher retail sales volumes due to customer growth, the absence of regulatory asset amortization, and lower depreciation due to lower depreciation rates. These positive factors were partially offset by higher purchased power and fuel costs, net of deferred costs, in accordance with the retail rate settlement, higher operations and maintenance costs primarily related to generation, customer service, and benefit costs and lower realized margins on wholesale sales.

Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Gross margin:
Retail price increase effective April 1, 2005	$28	$17
Higher retail sales volumes due to customer growth, excluding weather effects	13	8
Higher purchased power and fuel costs, net of deferred costs, in accordance with the retail rate settlement	(23)	(14)
Higher margins on energy trading primarily due to higher wholesale electricity prices	3	2
Miscellaneous items, net	1	—

Net increase in gross margin	22	13
Higher operation and maintenance expense due to generation, customer service and benefit costs	(11)	(7)
Depreciation and amortization decreases primarily due to:
Absence of regulatory asset amortization	10	6
Lower depreciation rates (see note 5) partially offset by higher depreciable assets	2	1
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances and interest rates	(3)	(2)
Miscellaneous items, net	(1)	(2)

Net increase in net income	$19	$9

Regulated Electricity Revenues
     Regulated electricity revenues were $58 million higher for the three months ended June 30, 2005 compared with the prior-year period primarily as a result of:
•	a $28 million increase in retail revenues due to a price increase effective April 1, 2005;

•	an $18 million increase in retail revenues related to customer growth, excluding weather effects; and

•	a $12 million increase in Off-System Sales primarily due to sales previously reported in marketing and trading now classified as sales in regulated electricity in accordance with the retail rate settlement.
Marketing and Trading Revenues
     Marketing and trading revenues were $39 million lower for the three months ended June 30, 2005 compared with the prior-year period primarily as a result of:

•	a $25 million decrease in revenues from Off-System Sales primarily due to lower sales volumes and sales previously reported in marketing and trading now classified as sales in the regulated electricity in accordance with the retail rate settlement;

•	a $15 million decrease in energy trading revenues on realized sales of electricity primarily due to lower delivered electricity prices and lower sales volumes; and

•	a $1 million increase on future mark-to-market gains due to higher price volatility.
Operating Results – Six-month period ended June 30, 2005 compared with six-month period ended June 30, 2004
     APS’ net income for the six months ended June 30, 2005 was $91 million compared with $89 million for the prior-year period. The $2 million increase in the period-to-period comparison is due to a retail price increase effective April 1, 2005, higher retail sales volumes due to customer growth, the absence of regulatory asset amortization, and lower depreciation due to lower depreciation rates. These positive factors were partially offset by higher purchased power and fuel costs, net of deferred costs, in accordance with the retail rate settlement, higher operations and maintenance costs primarily related to generation, customer service, and benefit costs, lower realized margins on wholesale sales, and higher property taxes due to increased plant in service.
Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Gross margin:
Retail price increase effective April 1, 2005	$28	$17
Higher retail sales volumes due to customer growth, excluding weather effects	20	12
Higher purchased power and fuel costs, net of deferred costs, in accordance with the retail rate settlement	(24)	(15)
Higher margins on energy trading primarily due to lower wholesale electricity prices	5	3
Miscellaneous items, net	(2)	(1)

Net increase in gross margin	27	16
Operations and maintenance increases primarily due to:
Generation costs, including planned maintenance	(9)	(5)
Customer service costs, including planned maintenance	(10)	(6)
Benefit costs	(7)	(4)
Miscellaneous items, net	(2)	(2)
Depreciation and amortization decreases primarily due to:
Absence of regulatory asset amortization	19	11
Higher depreciable assets partially offset by lower depreciation rates (see Note 5)	(1)	—
Higher property taxes due to increased plant in service	(5)	(3)
Miscellaneous items, net	(3)	(5)

Net increase in net income	$9	$2

     Regulated Electricity Revenues
     Regulated electricity revenues were $56 million higher for the six months ended June 30, 2005 compared with the prior-year period primarily as a result of:
•	a $28 million increase in retail revenues related to customer growth, excluding weather effects;

•	a $28 million increase in retail revenues due to a price increase effective April 1, 2005;

•	a $12 million increase in Off-System Sales due to increased volumes for plants dedicated to APS customers and sales previously reported in marketing and trading now classified as sales in regulated electricity in accordance with the retail rate settlement;

•	a $9 million decrease in retail revenues related to milder weather; and

•	a $3 million decrease due to miscellaneous factors.
     Marketing and Trading Revenues
     Marketing and trading revenues were $37 million lower for the six months ended June 30, 2005 compared with the prior-year period primarily as a result of:
•	an $18 million decrease in revenues from Off-System Sales primarily due to lower sales volumes, prices, and sales previously reported in marketing and trading now classified as sales in regulated electricity in accordance with the retail rate settlement;

•	a $17 million decrease in energy trading revenues on realized sales of electricity primarily due to lower delivered electricity prices and lower volumes; and

•	a $2 million decrease due to miscellaneous factors.
ARIZONA PUBLIC SERVICE COMPANY – LIQUIDITY AND CAPITAL RESOURCES
     Contractual Obligations
     APS’ future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2004 Form 10-K with the exception of our aggregate:
•	purchased power and fuel commitments, which increased from approximately $948 million at December 31, 2004 to $1.1 billion at June 30, 2005 primarily due to increased commitments for the years 2005 through 2007; and

•	nuclear decommissioning funding requirements which increased from approximately $201 million at December 31, 2004 to $386 million at June 30, 2005 for the years 2005 and thereafter.
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
•	state and federal regulatory and legislative decisions and actions, including by the ACC and the FERC;

•	the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition;

•	the outcome of regulatory, legislative and judicial proceedings relating to the restructuring;

•	market prices for electricity and natural gas;

•	power plant performance and outages;

•	transmission outages and constraints;

•	weather variations affecting local and regional customer energy usage;

•	customer growth and energy usage;

•	regional economic and market conditions, including the results of litigation and other proceedings resulting from the California energy situation, volatile purchased power and fuel costs and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	the cost of debt and equity capital and access to capital markets;

•	the uncertainty that current credit ratings will remain in effect for any given period of time;

•	our ability to compete successfully outside traditional regulated markets (including the wholesale market);

•	the performance of our marketing and trading activities due to volatile market liquidity and any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America and the interpretation of those principles;

•	the performance of the stock market and the changing interest rate environment, which affect the amount of required contributions to Pinnacle West’s pension plan and APS’ nuclear decommissioning trust funds, as well as the reported costs of providing pension and other postretirement benefits;

•	technological developments in the electric industry;

•	the strength of the real estate market in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond the control of Pinnacle West and APS.

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
     Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.
     APS’ management, with the participation of APS’ Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’ disclosure controls and procedures as of June 30, 2005. Based on that evaluation, APS’ Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’ disclosure controls and procedures were effective.
     (b) Changes In Internal Control Over Financial Reporting
     The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
     No change in Pinnacle West’s or APS’ internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’ internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     See Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report in regard to pending or threatened litigation or other disputes.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Directors
     At our Annual Meeting of Shareholders held on May 18, 2005, the following persons were elected as directors:

Class II (Term to expire at			Abstentions and
2008 Annual Meeting)	Votes For	Votes Against	Broker Non-Votes

Edward N. Basha, Jr.	77,333,734	1,359,058	N/A

Michael L. Gallagher	70,656,769	8,036,023	N/A

Bruce J. Nordstrom	77,456,120	1,236,672	N/A

William J. Post	76,929,393	1,763,399	N/A
Continuing Directors
     The terms of Jack E. Davis, Pamela Grant, Martha O. Hesse, and William S. Jamieson, Jr. will expire in 2006. The terms of Roy A. Herberger, Jr., Humberto S. Lopez, Kathryn L. Munro, and William L. Stewart will expire in 2007.
Independent Auditors
     At the same meeting, a proposal for the ratification of the selection of Deloitte & Touche LLP as independent Auditors of the Company was submitted to the shareholders, and the voting was as follows:

Proposal for the ratification			Abstentions and
of Deloitte & Touche LLP	Votes For	Votes Against	Broker Non-Votes

	75,880,147	2,031,585	781,060
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
     In connection with the FERC proceeding under which APS received approval to acquire the Sundance Plant, APS committed to an independent market monitoring plan that provides for an independent expert to monitor APS’ generation dispatch and operation of its transmission system and report to the FERC any potentially anti-competitive conduct. The plan took effect upon closing of the transaction and will continue in effect until the FERC approves a regional market monitoring plan or five years, whichever is earlier.
Environmental Matters
     See “Environmental Matters — Superfund” in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of a Superfund site.
     Regional Haze Rules
     On June 15, 2005, EPA issued the Clean Air Visibility Rule, which amends the 1999 regional haze rules by providing guidelines, known as the BART guidelines, for states to use in determining which facilities must install controls and the type of controls the facilities must use. See “Environmental Matters — Regional Haze Rules” in Part I, Item 1 of the 2004 Form 10-K. The Company is currently evaluating the potential impact of this rule.
     On August 1, 2005, the EPA proposed a rule to, among other things, revise a previously-adopted rule that would have allowed nine western states and tribes to follow a regional haze implementation plan for “Class I Areas” different from that provided for in the Clean Air Visibility Rule. See “EPA Environmental Regulation - Regional Haze Rules” in Part I, Item 1 of the 2004 Form 10-K for additional information about the previously-adopted rule. The Company is currently evaluating the impact of the proposed rule.
     Navajo Nation Environmental Issues
     On October 16, 1995, the Four Corners participants and the Navajo Generating Station participants each filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the Navajo Acts). See “Environmental Matters — Navajo Nation Environmental Issues”, in Part I, Item 1 of the 2004 Form 10-K. On May 18, 2005, APS, Salt River Project and the Navajo Nation executed a Voluntary Compliance Agreement (“VCA”) to resolve their disputes regarding the Navajo Nation Air Pollution Prevention and Control Act for the Four Corners Power Plant and the Navajo Generating Station. The fundamental premise of the VCA is that the Navajo Nation EPA may regulate air issues for the Four Corners Power Plant only because the participants have agreed to submit to such regulation for the term of the agreement and under certain circumstances. If EPA approves the Navajo Nation’s air programs consistent with the VCA, APS would dismiss the pending litigation in the Navajo Nation Supreme Court and would dismiss the pending litigation in the Navajo Nation District Court to the extent the claims relate to the Clean Air Act. The Agreement does not address or resolve any dispute relating to the other Navajo Acts.
     The Four Corners region, in which the Four Corners Plant is located, has been experiencing drought conditions. See “Water Supply” in Part I, Item 1 of the 2004 Form 10-K. APS has signed an agreement with area stakeholders to minimize the effect of the drought on the operations of the plant in 2005. The effect of the drought cannot be fully assessed at this time, and APS cannot predict the ultimate outcome, if any, of the drought or whether the drought will adversely affect the amount of power available, or the price thereof, from Four Corners.
     Maricopa County Environmental Issues
     During the period from November 2004 through March 2005, the Maricopa County Air Quality Department (“MCAQD”) issued a series of Notices of Violation (“NOVs”) to APS’ West Phoenix Power Plant that generally allege that the plant failed to comply with applicable permit requirements. APS is currently engaged in discussions with MCAQD concerning the NOVs. We do not expect the resolution of these matters to have a material adverse effect on our financial position, results of operations, or cash flows.

Regional Transmission Organizations (“RTO”)
     On October 16, 2001, APS and other owners of electric transmission lines in the southwestern U.S. filed with the FERC a request for a declaratory order confirming that their proposal to form WestConnect RTO, LLC would satisfy the FERC’s requirements for the formation of an RTO. See “Regulation and Competition — Wholesale — Regional Transmission Organizations” in Part I, Item 1 of the 2004 Form 10-K. On July 1, 2005, FERC issued an order in response to a request from Bonneville Power Administration and utilities in the Northwest, regarding Grid West, a proposed regional organization for the Northwest region. In that order, FERC agreed that a regional organization for the Northwest region would not need to satisfy all of the RTO requirements established in the December 1999 order. APS is currently evaluating the impact of this order on its RTO initiative.
Federal Energy Legislation

     On August 8, 2005, the President signed the Energy Policy Act of 2005 into law. Due to its recent enactment and because many provisions require implementing regulations, the Company is unable to predict the impact of the Act on its operations.

Requests for Proposals
     APS continually assesses its need for additional capacity resources to assure system reliability. Under the terms of the 2004 Settlement Agreement, APS committed to seek proposals from the competitive wholesale market for filling its future resource needs. The current reliability RFP identifies the amount of capacity and energy needed to reliably meet expected customer demands and sought proposals for at least 1,000 MW of new generating capacity for 2007 and beyond. Bid responses were submitted by July 18, 2005. Short-listed bidders will be notified by August 30, 2005, and winning bidders will be notified in mid-October.
     APS also has in process a renewable RFP seeking at least 100 MW of renewable capacity with a capability of producing at least 250,000 MWH annually. In accordance with the terms of the 2004 Settlement Agreement, power must be deliverable to the APS transmission system and its pricing must not exceed 125% of conventional resource alternatives. A final decision, which is expected in mid-September 2005, is subject to ACC approval if an out-of-state provider is selected.

Item 6. EXHIBITS
     (a) Exhibits

Exhibit No.	Registrant(s)	Description

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West	Pinnacle West Risk Factors

99.2	APS	APS Risk Factors

99.3	Pinnacle West	Reconciliation of Operating Income to Gross Margin

Exhibit No.	Registrant(s)	Description

99.4	APS	Reconciliation of Operating Income to Gross Margin

99.5	Pinnacle West	Purchase Agreement by and among Pinnacle West Energy Corporation and GenWest, L.L.C. and Nevada Power Company, dated June 21, 2005

99.6	APS	Amended and Restated Reimbursement Agreement among Arizona Public Service Company, The Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, and Barclays Bank PLC, as Syndication Agent, dated as of May 19, 2005.
     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit [a]	Effective

3.1	Pinnacle West	Articles of Incorporation, restated as of July 29, 1988	19.1 to Pinnacle West’s September 1988 Form 10-Q Report, File No. 1-8962	11-14-88

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of June 23, 2004	3.1 to Pinnacle West’s June 30, 2004 Form 10-Q Report, File No. 1-8962	8-9-04

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of June 23, 2004	3.1 to APS’ June 30, 2004 Form 10-Q Report, File No. 1-4473	8-9-04

a Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)
Dated: August 9, 2005	By:	/s/ Donald E. Brandt
Donald E. Brandt
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY (Registrant)
Dated: August 9, 2005	By:	/s/ Donald E. Brandt
Donald E. Brandt
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)

EXHIBIT INDEX

Exhibit No.	Registrant(s)	Description

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West	Pinnacle West Risk Factors

99.2	APS	APS Risk Factors

99.3	Pinnacle West	Reconciliation of Operating Income to Gross Margin

Exhibit No.	Registrant(s)	Description

99.4	APS	Reconciliation of Operating Income to Gross Margin

99.5	Pinnacle West	Purchase Agreement by and among Pinnacle West Energy Corporation and GenWest, L.L.C. and Nevada Power Company, dated June 21, 2005

99.6	APS	Amended and Restated Reimbursement Agreement among Arizona Public Service Company, The Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, and Barclays Bank PLC, as Syndication Agent, dated as of May 19, 2005.
     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit [a]	Effective

3.1	Pinnacle West	Articles of Incorporation, restated as of July 29, 1988	19.1 to Pinnacle West’s September 1988 Form 10-Q Report, File No. 1-8962	11-14-88

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of June 23, 2004	3.1 to Pinnacle West’s June 30, 2004 Form 10-Q Report, File No. 1-8962	8-9-04

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of June 23, 2004	3.1 to APS’ June 30, 2004 Form 10-Q Report, File No. 1-4473	8-9-04

a Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.