Form 10-K
period 2006-12-31
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2007-02-28
CIK 7286, 764622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

PINNACLE WEST CAPITAL CORPORATION	$3,946,188,585 as of June 30, 2006
ARIZONA PUBLIC SERVICE COMPANY	$0 as of June 30, 2006
      The number of shares outstanding of each registrant’s common stock as of February 21, 2007

PINNACLE WEST CAPITAL CORPORATION	100,011,597 shares
ARIZONA PUBLIC SERVICE COMPANY	Common Stock, $2.50 par value, 71,264,947 shares. Pinnacle West Capital Corporation is the sole holder of Arizona Public Service Company’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Pinnacle West Capital Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 23, 2007 are incorporated by reference into Part III hereof.

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

Native Load – retail and wholesale sales supplied under traditional cost-based rate regulation
Note – a Note to Pinnacle West’s Consolidated Financial Statements in Item 8 of this report
NPC – Nevada Power Company
NRC – United States Nuclear Regulatory Commission
OCI – other comprehensive income
Off-System Sales – sales of electricity from generation owned or contracted by the Company that is over and above the amount required to serve APS’ retail customers and traditional wholesale contracts
Palo Verde – Palo Verde Nuclear Generating Station, also known as ANPP
Pinnacle West – Pinnacle West Capital Corporation, the Company
Pinnacle West Energy (PWEC) – Pinnacle West Energy Corporation, a subsidiary of the Company, dissolved as of August 31, 2006
Pinnacle West Marketing & Trading – Pinnacle West Marketing & Trading Co., LLC, a subsidiary of the Company
PPL Sundance – PPL Sundance Energy, LLC
PRP – potentially responsible parties under Superfund
PSA – power supply adjustor
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
     Pinnacle West’s other significant subsidiaries are SunCor, which is engaged in real estate development and investment activities, and APS Energy Services, which provides competitive energy services and products in the western United States. Pinnacle West Energy, which owned and operated unregulated generating plants, transferred the PWEC Dedicated Assets to APS on July 29, 2005 and sold its 75% ownership interest in Silverhawk to NPC on January 10, 2006. As a result, Pinnacle West Energy no longer owned any generating plants and was dissolved as of August 31, 2006. Pinnacle West’s other first-tier subsidiaries, El Dorado Investment Company, Pinnacle West Marketing & Trading, SunCor and APS Energy Services, are discussed in greater detail below. See “Business of SunCor Development Company” and “Business of Other Subsidiaries,” in this Item 1.
Business Segments
     Pinnacle West has two principal business segments (determined by products, services and the regulatory environment):
•	the regulated electricity segment (77% of operating revenues in 2006), which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities, and includes electricity generation, transmission and distribution; and

•	the real estate segment (12% of operating revenues in 2006), which consists of SunCor’s real estate development and investment activities.
     See Note 17 in Item 8 for financial information about the business segments.
APS Rate Proceedings
     The key issue affecting Pinnacle West’s and APS’ financial outlook is adequate and timely retail rate treatment by the ACC. APS’ retail rate proceedings pending before the ACC are discussed in greater detail in Note 3 in Item 8.
Employees
     At December 31, 2006, Pinnacle West employed approximately 7,400 people, including the employees of its subsidiaries. Of these employees, approximately 6,600 were employees of APS, including employees at jointly-owned generating facilities (approximately 3,000 employees) for which APS serves as the generating facility manager. Approximately 800 people were employed by Pinnacle West and its other subsidiaries. Pinnacle West’s principal executive offices are located at 400 North Fifth Street, Phoenix, Arizona 85004 (telephone 602-250-1000).
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
     Pinnacle West also has a Corporate Governance webpage. You can access Pinnacle West’s Corporate Governance webpage through its internet site, www.pinnaclewest.com, by clicking on the “About Us” link to the heading “Corporate Commitments.” Pinnacle West posts the following on its Corporate Governance webpage:

•	Corporate Governance Guidelines;

•	Board Committee Summary;

•	Charters for Pinnacle West’s Audit Committee, Corporate Governance Committee, Finance, Nuclear and Operating Committee and Human Resources Committee;

•	Code of Ethics for Financial Professionals;

•	Ethics Policy and Standards of Business Practices; and

•	Director Independence Standards.
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
Forward-Looking Statements
     This document contains forward-looking statements based on current expectations, and neither Pinnacle West nor APS assumes any obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “estimate,” “predict,” “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by Pinnacle West or APS. In addition to the Risk Factors described in Item 1A of this report, these factors include, but are not limited to:
•	state and federal regulatory and legislative decisions and actions, including the outcome and timing of APS’ retail rate proceedings pending before the ACC;

•	the timely recovery of PSA deferrals, including such deferrals in 2005 and 2006 associated with unplanned Palo Verde outages and reduced power operations that are the subject of ACC prudence reviews;

•	the ongoing restructuring of the electric industry, including the introduction of retail electric competition in Arizona and decisions impacting wholesale competition;

•	the outcome of regulatory, legislative and judicial proceedings, both current and future, relating to the restructuring;

•	market prices for electricity and natural gas;

•	power plant performance and outages;

•	transmission outages and constraints;

•	weather variations affecting local and regional customer energy usage;

•	customer growth and energy usage;

•	regional economic and market conditions, including the results of litigation and other proceedings resulting from the California energy situation, volatile fuel and purchased power costs and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	the cost of debt and equity capital and access to capital markets;

•	current credit ratings remaining in effect for any given period of time;

•	our ability to compete successfully outside traditional regulated markets (including the wholesale market);

•	the performance of our marketing and trading activities due to volatile market liquidity and any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America and the interpretation of those principles;

•	the performance of the stock market and the changing interest rate environment, which affect the value of our nuclear decommissioning trust, pension, and other postretirement benefit plan assets, the amount of required contributions to Pinnacle West’s pension plan and contributions to APS’ nuclear decommissioning trust funds, as well as the reported costs of providing pension and other postretirement benefits;

•	technological developments in the electric industry;

•	the strength of the real estate market in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond the control of Pinnacle West and APS.
REGULATION AND COMPETITION
Retail
     The ACC regulates APS’ retail electric rates and its issuance of securities. The ACC must also approve any transfer of APS’ property used to provide retail electric service and approve or receive prior notification of certain transactions between Pinnacle West, APS and their respective affiliates.
     APS is subject to varying degrees of competition from other investor-owned utilities in Arizona (such as Southwest Gas Corporation), as well as cooperatives, municipalities, electrical districts and similar types of governmental or non-profit organizations. In addition, some customers, particularly industrial and large commercial customers, may own and operate generation facilities to meet their own energy requirements.
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
Wholesale
     General
     The FERC regulates rates for wholesale power sales and transmission services. During 2006, approximately 4.4% of APS’ electric operating revenues resulted from such sales and services. APS’ marketing and trading division focuses primarily on managing APS’ fuel and purchased power risks in connection with its costs of serving retail customer energy requirements. The division also sells, in the wholesale market, APS’ generation output that is not needed for APS’ Native Load and, in doing so, competes with other utilities, power marketers and independent power producers. Additionally, the marketing and trading division, subject to specified parameters, markets, hedges and trades principally in electricity and fuels.
BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY
General
     APS was incorporated in 1920 under the laws of the state of Arizona and currently has approximately 1,052,000 customers. APS does not distribute any products. During 2006, no single purchaser or user of energy accounted for more than 6.1% of electric revenues. See “Overview – General” and “Regulation and Competition” above for additional background information about APS’ business.
     At December 31, 2006, APS employed approximately 6,600 people, including employees at jointly-owned generating facilities for which APS serves as the generating facility manager. APS’ principal executive offices are located at 400 North Fifth Street, P.O. Box 53999, Phoenix, Arizona 85072-3999 (telephone 602-250-1000).
Purchased Power and Generating Fuel
     See “Properties – Capacity” in Item 2 for information about APS’ power plants by fuel types.
     2006 Energy Mix
     APS’ sources of energy during 2006 were: purchased power – 35.0%; coal – 31.2%; gas – 17.3%; and nuclear – 16.5%. In accordance with GAAP, a substantial portion of APS’ purchased power contracts was netted against wholesale sales contracts on the Statements of Income. See Note 18 in Item 8.
     Coal Supply
     Cholla Cholla is a coal-fired power plant located in northeastern Arizona. It is a jointly-owned facility operated by APS. APS purchases most of Cholla’s coal requirements from coal suppliers that mine all of the coal under long-term leases of coal reserves with the Navajo Nation, the federal government and private landholders. APS may purchase a portion of Cholla’s coal requirements on the spot market to take advantage of competitive pricing options and to supplement coal required for increased operating capacity. APS believes that the current fuel contracts and competitive fuel supply options ensure the continued operation of Cholla for its useful life. In addition, APS has a long-term coal transportation contract.
     Four Corners Four Corners is a coal-fired power plant located in the northwestern corner of New Mexico. It is a jointly-owned facility operated by APS. APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation. The Four Corners coal contract runs through July 2016, with options on APS’ part to extend the contract for five to fifteen additional years beyond the current plant site lease expiration in 2017.
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
     See “Properties – Capacity” in Item 2 for information about APS’ ownership interests in Cholla, Four Corners and the Navajo Generating Station. See Note 11 in Item 8 for information regarding APS’ coal mine reclamation obligations.
     Natural Gas Supply
     See Note 11 in Item 8 for a discussion of APS’ natural gas supply.
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
     The Palo Verde participants are continually identifying their future resource needs and negotiating arrangements to fill those needs. The Palo Verde participants have contracted for all of Palo Verde’s requirements for uranium concentrates and conversion services through 2007 and for approximately 70% of uranium concentrates and conversion services in 2008. The participants have also contracted for all of Palo Verde’s enrichment services through 2010, 80% of enrichment services through 2013, and all of Palo Verde’s fuel assembly fabrication services until at least 2015.
     Spent Nuclear Fuel and Waste Disposal See “Palo Verde Nuclear Generating Station” in Note 11 in Item 8 for a discussion of spent nuclear fuel and waste disposal.
     Purchased Power
     In addition to its own available generating capacity (see “Properties” in Item 2), APS purchases electricity under various arrangements. One of the most important of these is a long-term contract with Salt River Project. The amount of electricity available to APS is based in large part on customer demand within certain areas now served by APS pursuant to a related territorial agreement. The generating capacity available to APS pursuant to the contract is 350 MW. In 2006, APS received 550,567 MWh of energy under the contract and paid about $66.1 million for capacity availability and energy received. This contract may be canceled by Salt River Project on three years’ notice. By letter dated June 7, 2004, Salt River Project gave notice to APS to reduce capacity by 150 MW effective June 16, 2007. To date, this letter is the only notice Salt River Project has given under the contract. APS may also cancel the contract on five years’ notice.
     In September 1990, APS entered into a thirty-year seasonal capacity exchange agreement with PacifiCorp. Under this agreement, APS receives electricity from PacifiCorp during the summer peak season (from May 15 to September 15) and APS returns electricity to PacifiCorp during the winter season (from October 15 to February 15). Until 2020, APS and PacifiCorp each has 480 MW of capacity and a related amount of energy available to it under the agreement for its respective seasons. In 2006, APS received 571,181 MWh of energy under the capacity exchange. APS must also make additional offers of energy to PacifiCorp each year through October 31, 2020. Pursuant to this requirement, during 2006, PacifiCorp received offers of 1,105,125 MWh and purchased 309,750 MWh.
     APS continually assesses its need for additional capacity resources to assure system reliability. Consistent with the terms of the 2004 Settlement Agreement, and, as a result of seeking proposals from the competitive wholesale market, APS entered into a number of agreements under which APS is entitled to purchase power, including several agreements (aggregating 650 MW) running through 2015 covering APS’ peak periods. APS has also entered into an agreement under which APS is entitled to the output of a 510 MW power plant from June 1, 2007 through May 31, 2017. APS has also agreed to purchase approximately 100 MW of renewable power (wind, geothermal and landfill gas) under contracts that expire between 2025 and 2029. APS remains committed to seeking proposals from the competitive wholesale market for filling its future resource needs, including for renewable capacity.
Construction Program
     During the years 2004 through 2006, APS incurred approximately $2 billion in capital expenditures. APS’ capital expenditures for the years 2007 through 2009 are expected to be primarily for expanding transmission and distribution capabilities to meet growing customer needs, for upgrading existing utility property and for environmental purposes. APS’ capital expenditures were approximately $662 million in 2006. APS’ capital expenditures, including expenditures for environmental control facilities, for the years 2007 through 2009, net of contributions in aid of construction, have been estimated as follows (dollars in millions):

	Estimate
	2007	2008	2009
Major facilities:
Distribution	$361	$414	$459
Transmission	173	195	288
Generation	333	304	313
Other	26	37	40

Total	$893	$950	$1,100

     The above amounts exclude capitalized interest costs and include capitalized property taxes. Nuclear fuel of approximately $50 million in 2007 and $75 million per year for 2008 and 2009 is also included. APS conducts a continuing review of its construction program.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Needs and Resources” in Item 7 for additional information about APS’ construction programs.
Environmental Matters
EPA Environmental Regulation
     Regional Haze Rules On April 22, 1999, the EPA announced final regional haze rules. These regulations require states to submit state implementation plans (SIPs) by 2008 to demonstrate “reasonable progress” towards achieving natural visibility conditions in certain “Class I Areas,” including several on the Colorado Plateau. The SIP is required to consider and potentially apply “best available retrofit technology” (BART) for certain older major stationary sources.
     The rules allow nine western states and tribes to follow an alternate implementation plan and schedule for the Class I Areas. This alternate implementation plan is known as the Annex Rule. Five western states, including Arizona, have submitted proposed SIPs to the EPA to implement the Annex Rule.
     On February 18, 2005, the U.S. Court of Appeals for the District of Columbia granted a petition for review of the Annex Rule, filed by the Center for Energy and Economic Development (CEED). APS, Phelps Dodge Corporation, and the Environmental Defense were intervenors in the litigation in support of the EPA and the Annex Rule. Although the Court concluded that the EPA has the authority to promulgate a BART alternative, the Court ruled that the EPA must first conduct a BART analysis of eligible sources to demonstrate that the alternate plan would achieve greater emissions reductions than under an application of BART.
     On June 15, 2005, the EPA issued the Clean Air Visibility Rule, which amends the 1999 regional haze rules by providing guidelines, known as the BART guidelines, for states to use in determining which facilities must install controls and the type of controls the facilities must use. On October 13, 2006, the EPA issued a final rule reconciling the Annex Rule with the CEED decision.
     The Arizona Department of Environmental Quality (ADEQ) is currently undertaking a rulemaking process to amend its SIP to reconcile with the Annex Rule litigation and SIPs to implement the Clean Air Visibility Rule requirements. As part of the rulemaking process, the ADEQ will require certain sources in the state to conduct BART analyses, potentially including Cholla and other APS plants. The ADEQ’s Regional Haze SIPs are due to EPA Region 9 in December 2007. In addition, we anticipate that EPA Region 9 may require Four Corners to conduct a BART analysis. The Company cannot currently predict the outcome of these proceedings.
     Mercury On March 15, 2005, the EPA issued the Clean Air Mercury Rule (CAMR) to control mercury emissions from coal-fired power plants. This rule establishes performance standards limiting mercury emissions from coal-fired power plants and establishes a two phased market-based emissions trading program. Under the trading program, the EPA has assigned each state a mercury emissions “budget” and each state must submit to the EPA a plan detailing how it will meet its “budget.” In the first phase of the program, beginning in 2010, mercury emissions from all coal-fired power plants in the country will be reduced from a total of 48 tons per year to 38 tons. In 2018, those emissions will be further reduced to 15 tons. APS is currently evaluating the potential impact of this rule and, as a result, cannot currently estimate the expenditures which may be required.
     In November 2006, the ADEQ submitted a SIP to the EPA to implement the CAMR. ADEQ’s SIP generally incorporates the EPA’s model cap-and-trade program, but it includes additional requirements, including the requirement to meet a 90% mercury removal control level or 0.0087 lbs/GWh, whichever is greater, the requirement to obtain mercury allowances at a 2:1 ratio for any emissions that fall below the specified control level, and the requirement, beginning in 2013, to consider clean coal technologies as part of permitting any new generation. APS is evaluating the potential impacts of the proposed rule and cannot currently estimate the expenditures that may be required.
     Federal Implementation Plan In September 1999, the EPA proposed a FIP to set air quality standards at certain power plants, including the Navajo Generating Station and the Four Corners Power Plant. On July 26, 2006, the Sierra Club sued the EPA in an attempt to force the EPA to issue a final FIP to limit emissions at the Four Corners Power Plant. On September 12, 2006, the EPA proposed a revised FIP to establish air quality standards at Four Corners and the Navajo Generating Station. On September 18, 2006, APS filed a motion to intervene in the Sierra Club’s lawsuit against the EPA, in order to assure that its interests are protected. On November 22, 2006, the court granted APS’ motion to intervene in the lawsuit. In December 2006, the court issued a consent decree signed by the Sierra Club and the EPA; the consent decree requires EPA to take “final action” on the proposed FIP by April 30, 2007. APS cannot currently predict the effect of the proposed FIP on its financial position, results of operations, cash flows or liquidity, or whether the proposed FIP will be adopted in its current form.
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
     On May 18, 2005, APS, Salt River Project, as the operating agent for the Navajo Generating Station, and the Navajo Nation executed a Voluntary Compliance Agreement (“VCA”) to resolve their disputes regarding the Navajo Nation Air Pollution Prevention and Control Act. On March 21, 2006, the EPA determined that the Navajo Nation was eligible for “treatment as a state” for the purpose of entering into a supplemental delegation agreement with the EPA to administer the Clean Air Act Title V, Part 71 federal permit program over Four Corners and the Navajo Generating Station. The EPA entered into the supplemental delegation agreement with the Navajo Nation on the same day. Because the EPA’s approval was consistent with the requirements of the VCA, APS sought dismissal of the pending litigation in the Navajo Nation Supreme Court, as well as the pending litigation in the Navajo Nation District Court to the extent the claims relate to the Clean Air Act, and the Courts have dismissed the claims accordingly. The agreement does not address or resolve any dispute relating to other Navajo Acts. APS cannot currently predict the outcome of this matter.
     West Phoenix Power Plant
     During the period from November 2004 through March 2005, the Maricopa County Air Quality Department (“MCAQD”) issued a series of Notices of Violation (“NOVs”) to APS’ West Phoenix Power Plant that generally allege that the plant failed to comply with applicable permit requirements. The MCAQD subsequently rescinded most of the NOVs and imposed a penalty of approximately $20,000 for the remaining NOVs, which was paid in October 2006.
Water Supply
     Assured supplies of water are important for APS’ generating plants. At the present time, APS has adequate water to meet its needs. However, conflicting claims to limited amounts of water in the southwestern United States have resulted in numerous court actions.
     Both groundwater and surface water in areas important to APS’ operations have been the subject of inquiries, claims and legal proceedings, which will require a number of years to resolve. APS is one of a number of parties in a proceeding, filed March 13, 1975, before the Eleventh Judicial District Court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for an agreed upon cost, sufficient water from its allocation to offset the loss.
     A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County, Arizona, Superior Court. Palo Verde is located within the geographic area subject to the summons. APS’ rights and the rights of the Palo Verde participants to the use of groundwater and effluent at Palo Verde are potentially at issue in this action. As operating agent of Palo Verde, APS filed claims that dispute the court’s jurisdiction over the Palo Verde participants’ groundwater rights and their contractual rights to effluent relating to Palo Verde. Alternatively, APS seeks confirmation of such rights. Five of APS’ other power plants are also located within the geographic area subject to the summons. APS’ claims dispute the court’s jurisdiction over its groundwater rights with respect to these plants. Alternatively, APS seeks confirmation of such rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. In addition, in September 2000, the Arizona Supreme Court issued a decision affirming the lower court’s criteria for resolving groundwater claims. Litigation on both of these issues has continued in the trial court. In December 2005, APS and other parties filed a petition with the Arizona Supreme Court requesting interlocutory review of a September 2005 trial court order regarding procedures for determining whether groundwater pumping is affecting surface water rights. The Court has not yet ruled on the petition. No trial date concerning APS’ water rights claims has been set in this matter.
     APS has also filed claims to water in the Little Colorado River Watershed in Arizona in an action pending in the Apache County, Arizona, Superior Court, which was originally filed on September 5, 1985. APS’ groundwater resource utilized at Cholla is within the geographic area subject to the adjudication and is therefore potentially at issue in the case. APS’ claims dispute the court’s jurisdiction over its groundwater rights. Alternatively, APS seeks confirmation of such rights. A number of parties are in the process of settlement negotiations with respect to certain claims in this matter. Other claims have been identified as ready for litigation in motions filed with the court. No trial date concerning APS’ water rights claims has been set in this matter.
     Although the above matters remain subject to further evaluation, neither APS nor Pinnacle West expects that the described litigation will have a material adverse impact on its financial position, results of operations, cash flows or liquidity.
     The Four Corners region, in which Four Corners is located, has been experiencing drought conditions that may affect the water supply for the plants if adequate moisture is not received in the watershed that supplies the area. APS is continuing to work with area stakeholders to implement agreements to minimize the effect, if any, on operations of the plant for 2007 and later years. The effect of the drought cannot be fully assessed at this time, and APS cannot predict the ultimate outcome, if any, of the drought or whether the drought will adversely affect the amount of power available, or the price thereof, from Four Corners.
Federal Energy Legislation
     On August 8, 2005, the President signed the Energy Policy Act of 2005 into law. The Act includes a wide range of provisions addressing many aspects of the energy industry. Specifically, with respect to the electric utility industry, the Act includes provisions which, among other things, repeals the Public Utility Holding Company Act of 1935 through enactment of the Public Utility Holding Company Act of 2005, effective as of February 8, 2006, creates incentives for the construction of transmission infrastructure, eliminates the statutory restrictions on ownership of qualifying facilities by electric utilities, establishes civil penalty authority over electric utilities and expands the authority of the FERC to include overseeing the reliability of the bulk power system. While we continue to monitor the impact of this new federal legislation, we cannot predict the impact of the Act on our operations at this time.
BUSINESS OF SUNCOR DEVELOPMENT COMPANY
     SunCor was incorporated in 1965 under the laws of the State of Arizona and is a developer of residential, commercial and industrial real estate projects in Arizona, Idaho, New Mexico and Utah. The principal executive offices of SunCor are located at 80 East Rio Salado Parkway, Suite 410, Tempe, Arizona 85281 (telephone 480-317-6800). SunCor and its subsidiaries had approximately 700 employees at December 31, 2006.
     At December 31, 2006, SunCor had total assets of about $607 million. SunCor’s assets consist primarily of land with improvements, commercial buildings, golf courses and other real estate investments. SunCor intends to continue its focus on real estate development of master-planned communities, mixed-use residential, commercial, office and industrial projects.
     SunCor projects under development include five master-planned communities and several commercial and residential projects. The commercial and residential projects and two of the master-planned communities are in Arizona. Other master-planned communities are located near St. George, Utah, Boise, Idaho and Santa Fe, New Mexico.

     SunCor’s operating revenues were approximately $400 million in 2006, $338 million in 2005 and $350 million in 2004. SunCor’s net income was approximately $61 million in 2006, $56 million in 2005 and $45 million in 2004. Certain components of SunCor’s real estate sales activities, which are included in the real estate segment, are required to be reported as discontinued operations on Pinnacle West’s Consolidated Statements of Income in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 22 in Item 8.
     See Note 6 in Item 8 for information regarding SunCor’s long-term debt and “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of SunCor’s capital requirements.
BUSINESS OF OTHER SUBSIDIARIES
     APS Energy Services was incorporated in 1998 under the laws of the State of Arizona and provides competitive commodity-related energy services (such as direct access commodity contracts, energy procurement and energy supply consultation) and energy-related products and services (such as energy master planning, energy use consultation and facility audits, cogeneration analysis and installation and project management) to commercial, industrial and institutional retail customers in the western United States. APS Energy Services had approximately 80 employees as of December 31, 2006. APS Energy Services’ principal offices are located at 400 East Van Buren Street, Phoenix, Arizona 85004 (telephone 602-250-5000).
     APS Energy Services had a net loss of $3 million in 2006, a net loss of $6 million in 2005 and net income of $3 million in 2004. At December 31, 2006, APS Energy Services had total assets of $81 million.
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
     El Dorado had a net loss of $4 million in 2006, net income of $4 million in 2005 and net income of $40 million in 2004. Income taxes related to El Dorado are recorded by Pinnacle West. At December 31, 2006, El Dorado had total assets of $34 million.
     Pinnacle West Marketing & Trading was formed on August 29, 2006. See “Capital Needs and Resources – Pinnacle West (Parent Company)” for information regarding Pinnacle West Marketing & Trading, the Company’s marketing and trading subsidiary.
ITEM 1A. RISK FACTORS
     In addition to the factors affecting specific business operations identified in connection with the description of these operations contained elsewhere in this report, set forth below are risks and uncertainties that could affect our financial results. Unless otherwise indicated or the context otherwise requires, the following risks and uncertainties apply to Pinnacle West and its subsidiaries, including APS.

     APS is subject to comprehensive government regulation by several federal, state and local regulatory agencies that significantly affect its business and results of operations.
     APS is subject to comprehensive regulation by several federal, state and local regulatory agencies that significantly influence its business and results of operations. The ACC regulates APS’ retail electric rates and APS’ issuance of securities. The ACC must also approve any transfer of APS’ property used to provide retail electric service and approve or receive prior notification of certain transactions between us, APS and our respective affiliates. While approved electric rates are intended to permit APS to recover its costs of service and earn a reasonable rate of return, the profitability of APS is affected by the rates it may charge. Consequently, our financial condition and results of operations are dependent upon the satisfactory resolution of APS’ retail rate proceedings pending before the ACC.
     APS is required to have numerous permits, approvals and certificates from the agencies that regulate APS’ business. The FERC, the NRC, the EPA, and the ACC regulate many aspects of our utility operations, including siting and construction of facilities, customer service and, as noted in the preceding paragraph, the rates that APS can charge customers. We believe the necessary permits, approvals and certificates have been obtained for APS’ existing operations and that APS’ business is conducted in accordance with applicable laws in all material respects. However, changes in regulations or the imposition of additional regulations could have an adverse impact on our results of operations. We are also unable to predict the impact on our business and operating results from pending or future regulatory activities of any of these agencies.
     On February 22, 2007, the NRC issued a “white” finding (low to moderate safety significance) following an inspection of the Palo Verde emergency diesel generators after a Palo Verde Unit 3 generator did not activate during routine inspections on July 25 and September 22, 2006. This finding, coupled with a previous NRC “yellow” finding relating to a 2004 matter involving Palo Verde’s safety injection systems, will result in an enhanced NRC inspection regimen.
     APS is subject to numerous environmental laws and regulations that may increase its cost of operations, impact its business plans, or expose it to environmental liabilities.
     APS is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions, water quality, wastewater discharges, solid waste, and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emissions obligations. These laws and regulations generally require APS to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. If there is a delay in obtaining any required environmental regulatory approval, or if APS fails to obtain, maintain or comply with any such approval, operations at affected facilities could be suspended or subject to additional expenses. In addition, failure to comply with applicable environmental laws and regulations could result in civil liability or criminal penalties. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. We cannot predict the outcome (financial or operational) of any related litigation that may arise.
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
     We cannot be sure that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs incurred by APS are not fully recoverable from APS’

customers, could have a material adverse effect on our financial position, results of operations or cash flows.
     Concern over climate change could result in significant legislative and regulatory efforts to limit greenhouse gas emissions.
     Concern over climate change deemed by many to be induced by rising levels of greenhouse gases in the atmosphere has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. In 1998, the United States became a signatory to the Kyoto Protocol of the United Nations Framework Convention on Climate Change. The Kyoto Protocol, which became effective in February 2005, calls for developed nations to reduce their emissions of greenhouse gases to specified levels by 2012. CO2, which is a major byproduct of the combustion of fossil fuel, is a greenhouse gas that would be regulated under the Kyoto Protocol. The United States Senate indicated that it would not enact the Kyoto Protocol, and in 2002 President Bush confirmed that the United States would not enter into the Kyoto Protocol. Instead, the President indicated that the United States would support voluntary measures for reducing greenhouse gases and technologies that would use or dispose of CO2 effectively and economically. As the Kyoto Protocol becomes effective in other countries, there is increasing pressure for sources in the United States to be subject to mandatory restrictions on CO2 emissions. In the last year, the United States Congress has considered bills that would regulate domestic greenhouse gas emissions, but such bills have not received sufficient Congressional approval to date to become law. If the United States ultimately ratifies the Kyoto Protocol and/or if the United States Congress or individual states or groups of states in which we operate ultimately pass legislation regulating the emissions of greenhouse gases, any resulting limitations on generation facility CO2 emissions could have a material adverse impact on all fossil fuel fired generation facilities (particularly coal fired facilities), including ours.
     There are inherent risks in the operation of nuclear facilities, such as environmental, health and financial risks and the risk of terrorist attack.
     Through APS, we have an ownership interest in and operate, on behalf of a group of owners, Palo Verde, which is the largest nuclear electric generating facility in the United States. Palo Verde is subject to environmental, health and financial risks such as the ability to dispose of spent nuclear fuel; the ability to maintain adequate reserves for decommissioning; potential liabilities arising out of the operation of these facilities; the costs of securing the facilities against possible terrorist attacks; and unscheduled outages due to equipment and other problems. APS maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage.
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

     The operation of Palo Verde requires licenses that need to be periodically renewed and/or extended. We do not anticipate any problems renewing these licenses. However, as a result of potential terrorist threats and increased public scrutiny of utilities, the licensing process could result in increased licensing or compliance costs that are difficult or impossible to predict.
     The operation of power generation facilities involves risks that could result in unscheduled power outages or reduced output, which could materially affect our results of operations.
     The operation of power generation facilities involves certain risks, including the risk of breakdown or failure of equipment, fuel interruption, and performance below expected levels of output or efficiency. Unscheduled outages, including extensions of scheduled outages due to mechanical failures or other complications occur from time to time and are an inherent risk of our business. If APS’ facilities operate below expectations, we may lose revenue or incur additional expenses.
     Deregulation or restructuring of the electric industry may result in increased competition, which could have a significant adverse impact on our business and our financial results.
     In 1999, the ACC approved rules for the introduction of retail electric competition in Arizona. Retail competition could have a significant adverse financial impact on APS due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. Although some very limited retail competition existed in APS’ service area in 1999 and 2000, there are currently no active retail competitors offering unbundled energy or other utility services to APS’ customers. As a result, we cannot predict when, and the extent to which, additional competitors will re-enter APS’ service territory.
     As a result of changes in federal law and regulatory policy, competition in the wholesale electricity market has greatly increased due to a greater participation by traditional electricity suppliers, non-utility generators, independent power producers, and wholesale power marketers and brokers. This increased competition could affect APS’ load forecasts, plans for power supply and wholesale energy sales and related revenues. As a result of the changing regulatory environment and the relatively low barriers to entry, we expect wholesale competition to increase.
     Changes in technology may adversely affect our business.
     Research and development activities are ongoing to improve alternative technologies to produce power, including fuel cells, micro turbines, clean coal and coal gasification, photovoltaic (solar) cells and improvements in traditional technologies and equipment, such as more efficient gas turbines. Advances in these, or other technologies could reduce the cost of power production, making APS’ generating facilities less competitive. In addition, advances in technology could reduce the demand for power supply, which could adversely affect APS’ business.
     Our results of operations can be adversely affected by milder weather.
     Weather conditions directly influence the demand for electricity and affect the price of energy commodities. Electric power demand is generally a seasonal business. In Arizona, demand for power peaks during the hot summer months, with market prices also peaking at that time. As a result, our overall operating results fluctuate substantially on a seasonal basis. In addition, APS has historically sold less power, and consequently earned less income, when weather conditions are milder. As a result, unusually mild weather could diminish our results of operations and harm our financial condition.
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
     The debt agreements of some of our subsidiaries may restrict their ability to pay dividends, make distributions or otherwise transfer funds to us. An ACC financing order requires APS to indefinitely maintain a common equity ratio of at least 40% and does not allow APS to pay common dividends if the payment would reduce its common equity below that threshold. The common equity ratio, as defined in the ACC order, is common equity divided by common equity plus long-term debt, including current maturities of long-term debt.
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
     We rely on access to short-term money markets, longer-term capital markets and the bank markets as a significant source of liquidity and for capital requirements not satisfied by the cash flow from our operations. We believe that we will maintain sufficient access to these financial markets based upon current credit ratings. However, certain market disruptions may increase our cost of borrowing or adversely affect our ability to access one or more financial markets. Such disruptions could include:
•	an economic downturn;

•	the bankruptcy of an unrelated energy company;

•	increased market prices for electricity and gas;

•	terrorist attacks or threatened attacks on our facilities or those of unrelated energy companies;

•	changes in technology; or

•	the overall health of the utility or real estate industry.
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
     We cannot be sure that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Any downgrade could limit our access to capital and increase our borrowing costs, which would diminish our financial results. We would likely be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources could decrease. In addition, borrowing costs under certain of our existing credit facilities depend on our credit ratings. A downgrade could also require us to provide additional support in the form of letters of credit or cash or other collateral to various counterparties. If our short-term ratings were to be lowered, it could limit our access to the commercial paper market. We note that the ratings from rating agencies are not recommendations to buy, sell or hold our securities and that each rating should be evaluated independently of any other rating.
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
     Changing interest rates affect interest paid on variable-rate debt and interest earned on variable-rate securities in our pension plan, other postretirement benefit plan and nuclear decommissioning trust funds. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The pension plan and other postretirement benefit liabilities are also impacted by the discount rate, which is the interest rate used to discount future pension and other postretirement benefit obligations. Declining interest rates impact the discount rate, and may result in increases in pension and other postretirement benefit costs, cash contributions, regulatory assets, and charges to other comprehensive income. The pension plan, other postretirement benefit and nuclear decommissioning trust funds also have risks associated with changing market values of fixed income and equity investments. A significant portion of the pension costs and other postretirement benefit costs and all of the nuclear decommissioning costs are recovered in regulated electricity prices.
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
•	Regulatory Accounting — Regulatory accounting allows for the actions of regulators, such as the ACC and the FERC, to be reflected in our financial statements. Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies. If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings. A major component of our regulatory assets is the retail fuel and purchased power costs deferred under the PSA, a portion of which is subject to a prudence review by the ACC as a result of unplanned Palo Verde outages in 2005 and 2006.

•	Pensions and Other Postretirement Benefit Accounting — Changes in our actuarial assumptions used in calculating our pension and other postretirement benefit liability and expense can have a significant impact on our earnings and financial position. The most relevant actuarial assumptions are the discount rate used to measure our liability and net periodic cost, the expected long-term rate of return on plan assets used to estimate earnings on invested funds over the long-term, and the assumed healthcare cost trend rates. We review these assumptions on an annual basis and adjust them as necessary.

•	Derivative Accounting — Derivative accounting requires evaluation of rules that are complex and subject to varying interpretations. Our evaluation of these rules, as they apply to our contracts, will determine whether we use accrual accounting (for contracts designated as normal) or fair value (mark-to-market) accounting. Mark-to-market accounting requires that changes in the fair value are recognized periodically in income unless certain hedge criteria are met. For fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item associated with the hedged risk are recognized in earnings. For cash flow hedges, the effective portion of changes in the fair value of the derivative is recognized in common stock equity (as a component of other comprehensive income (loss)) and are recognized in earnings when the related transaction occurs.
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
     Payment of dividends on our common stock may be restricted by credit and other agreements entered into by us from time to time. There are currently no material restrictions on our ability to pay dividends under any such agreement.
     SunCor’s business and financial performance could be adversely affected by a variety of factors affecting the real estate market.
     SunCor’s business and financial performance could be adversely affected by a variety of factors affecting the real estate market, including downward changes in general economic, real estate construction or other business conditions; the potential overvaluation of land and new homes, which could result in an economic down cycle for the homebuilding industry; future increases in interest rates, reductions in mortgage availability or increases in the effective costs of owning a home, which could prevent potential customers from buying homes in SunCor’s developments; competition for homebuyers or commercial customers or partners, which could reduce SunCor’s profitability; supply shortages and other risks related to the demand for skilled labor and building materials, which could increase costs and delay deliveries; government regulations, which could increase the cost and limit the availability of SunCor’s development, homebuilding and commercial projects; and inflation, which could result in increased costs that SunCor may not be able to recoup if demand declines.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Neither Pinnacle West nor APS has received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES
Regulated Electricity Segment Properties
Capacity
     APS’ present generating facilities have capacities as follows:

Capacity (kW)
Coal:
Units 1, 2 and 3 at Four Corners	560,000
15% owned Units 4 and 5 at Four Corners	225,000
Units 1, 2 and 3 at Cholla	641,000
14% owned Units 1, 2 and 3 at the Navajo Generating Station	315,000

Subtotal	1,741,000

Gas or Oil:
Two steam units at Ocotillo and two steam units at Saguaro	430,000
Twenty-two combustion turbine units	992,000
Seven combined cycle units	1,862,000

Subtotal	3,284,000

Nuclear:
29.1% owned or leased Units 1, 2 and 3 at Palo Verde	1,126,752

Solar	5,816

Total	6,157,568

Reserve Margin
     APS’ 2006 peak one-hour demand on its electric system was recorded on July 21, 2006 at 7,652,000 kW, compared with the 2005 peak of 6,999,600 kW recorded on July 18, 2005. Taking into account additional capacity then available to APS under long-term purchased power contracts as well as APS’ generating capacity, APS’ capability of meeting system demand on July 21, 2006, amounted to 6,783,000 kW, for an installed reserve margin of negative 12.7%. The power actually available to APS from its resources fluctuates from time to time due in part to planned and unplanned plant and transmission outages and technical problems. The available capacity from sources actually operable at the time of the 2006 peak amounted to 5,706,000 kW, for a margin of a negative 35.6%. Firm purchases totaling 3,522,000 kW, including short-term seasonal purchases and unit contingent purchases, were in place at the time of the peak, ensuring the ability to meet the load requirement with an actual reserve margin of 7.0%.
     See “Business of Arizona Public Service Company – Purchased Power and Generating Fuel – Purchased Power” in Item 1 for information about certain of APS’ long-term power agreements.

Plant Sites Leased from Navajo Nation
     The Navajo Generating Station and Four Corners are located on land held under easements from the federal government and also under leases from the Navajo Nation. These are long-term agreements, and the leases contain options to extend. APS does not believe that the risks with respect to enforcement of these easements and leases are material. The majority of coal contracted for use in these plants and certain associated transmission lines are also located on Indian reservations. See “Business of Arizona Public Service Company – Purchased Power and Generating Fuel – Coal Supply” in Item 1.
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
     See “NRC Inspection” in Note 11 in Item 8 for information regarding an NRC finding relating to an NRC inspection that will result in an enhanced NRC inspection regimen.
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
     Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on an external sinking fund mechanism are not met. APS currently relies on an external sinking fund mechanism to meet the NRC financial assurance requirements for its interests in Palo Verde Units 1, 2 and 3. The decommissioning costs of Palo Verde Units 1, 2 and 3 are currently included in APS’ ACC jurisdictional rates. Decommissioning costs are recoverable through a non-bypassable “system benefits” charge, which allows APS to maintain its external sinking fund mechanism. See Note 12 in Item 8 for additional information about APS’ nuclear decommissioning costs.
     Palo Verde Liability and Insurance Matters
     See “Palo Verde Nuclear Generating Station” in Note 11 in Item 8 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

Property Not Held in Fee or Subject to Encumbrances
     Jointly-Owned Facilities
     APS shares ownership of some of its generating and transmission facilities with other companies. The following table shows APS’ interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2006:

	Percent Owned
Generating facilities:
Palo Verde Units 1 and 3	29.1%
Palo Verde Unit 2 (see “Palo Verde Leases” below)	17.0%
Four Corners Units 4 and 5	15.0%
Navajo Generating Station Units 1, 2 and 3	14.0%
Cholla common facilities (a)	63.2	%(b)
Transmission facilities:
ANPP 500KV System	35.8	%(b)
Navajo Southern System	31.4	%(b)
Palo Verde – Yuma 500KV System	23.9	%(b)
Four Corners Switchyards	27.5	%(b)
Phoenix – Mead System	17.1	%(b)
Palo Verde – Estrella 500KV System	55.5	%(b)
Harquahala	80.0	%(b)

(a)	PacifiCorp owns Cholla Unit 4 and APS operates the unit for PacifiCorp. The common facilities at Cholla are jointly-owned.

(b)	Weighted-average of interests.
     Palo Verde Leases
     In 1986, APS sold about 42% of its share of Palo Verde Unit 2 and certain common facilities in three separate sale leaseback transactions. APS accounts for these leases as operating leases. The leases, which have terms of 29.5 years, contain options to renew the leases and to purchase the property for fair market value at the end of the lease terms. See Notes 9 and 20 in Item 8 for additional information regarding the Palo Verde Unit 2 sale leaseback transactions.
Transmission and Distribution Facilities
     APS’ transmission facilities consist of approximately 5,712 pole miles of overhead lines and approximately 43 miles of underground lines, 5,486 miles of which are located within the State of Arizona. APS’ distribution facilities consist of approximately 12,355 pole miles of overhead lines and approximately 15,222 miles of underground lines, all of which are located within the State of Arizona.

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
Real Estate Segment Properties
     See “Business of SunCor Development Company” in Item 1 for information regarding SunCor’s properties. Substantially all of SunCor’s debt is collateralized by interests in certain real property.

APS Service Territory Map

ITEM 3. LEGAL PROCEEDINGS
     See “Business of Arizona Public Service Company – Environmental Matters” and “Water Supply” in Item 1 with regard to pending or threatened litigation and other disputes.
     See Note 3 in Item 8 with respect to retail rate proceedings pending before the ACC.
     See Note 11 in Item 8 with regard to a lawsuit against APS and the other Navajo Generating Station participants and for information relating to the FERC proceedings on California energy market issues.
ITEM 4. SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS
     Not applicable.

SUPPLEMENTAL ITEM.
EXECUTIVE OFFICERS OF PINNACLE WEST
Pinnacle West’s executive officers are as follows:

Name	Age at February 28, 2007	Position(s) at February 28, 2007
William J. Post	56	Chairman of the Board and Chief Executive Officer (1)

Jack E. Davis	60	President and Chief Operating Officer, and Chief Executive Officer, APS (1)

Donald E. Brandt	52	Executive Vice President and Chief Financial Officer, and President and Chief Financial Officer of APS

Randall K. Edington	53	Senior Vice President and Chief Nuclear Officer, APS

Armando B. Flores	63	Executive Vice President, Corporate Business Services, APS

Chris N. Froggatt	49	Vice President and Controller, APS

Barbara M. Gomez	52	Vice President and Treasurer

Nancy C. Loftin	53	Vice President, General Counsel and Secretary

Donald G. Robinson	53	Vice President, Planning, APS

Steven M. Wheeler	58	Executive Vice President, Customer Service and Regulation, APS

(1)	Member of the Board of Directors.
     The executive officers of Pinnacle West are elected no less often than annually and may be removed by the Board of Directors at any time. The terms served by the named officers in their current positions and their principal occupations (in addition to those stated in the table) of such officers for the past five years have been as follows:
     Mr. Post was elected Chairman of the Board effective February 2001, and Chief Executive Officer effective February 1999. He has served as an officer of Pinnacle West since 1995 in the following capacities: from August 1999 to February 2001 as President; from February 1997 to

February 1999 as President; and from June 1995 to February 1997 as Executive Vice President. Mr. Post is also Chairman of the Board (since February 2001) of APS. He was President of APS from February 1997 until October 1998 and he was Chief Executive Officer from February 1997 until October 2002. Mr. Post is also a director of APS and Phelps Dodge Corporation.
     Mr. Davis was elected President effective February 2001 and Chief Operating Officer effective September 2003. Prior to that time he was Chief Operating Officer and Executive Vice President of Pinnacle West (April 2000 – February 2001) and Executive Vice President, Commercial Operations of APS (September 1996 – October 1998). Mr. Davis was also President of APS (October 1998 – December 2006) and is Chief Executive Officer of APS (since October 2002). He is also a director of APS.
     Mr. Brandt was elected to his present position in September 2003 and was Senior Vice President and Chief Financial Officer (December 2002 – September 2003). Prior to that time, he was Senior Vice President and Chief Financial Officer of Ameren Corporation (diversified energy services company). Mr. Brandt was elected President of APS in December 2006 and Chief Financial Officer of APS in January 2003. He was also Executive Vice President of APS (September 2003 – December 2006) and Senior Vice President of APS (January 2003 – September 2003).
     Mr. Edington was elected Senior Vice President and Chief Nuclear Officer of APS in January 2007. Prior to that time he was with Entergy Corporation, serving as Site Vice President and Chief Nuclear Officer of Cooper Generating Station (2003 – January 2007) and Vice President of Operator Training, Indian Point Energy Center (2001 – 2003).
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
     Ms. Gomez was elected to her present position in February 2004. Prior to that time, she was Treasurer of Pinnacle West (August 1999 – February 2004) and Manager, Treasury Operations of APS (1997 – 1999). She was also elected Treasurer of APS in October 1999 and Vice President of APS in February 2004.
     Ms. Loftin was elected Vice President and General Counsel of Pinnacle West in July 1999 and Secretary in October 2002. She was also elected Vice President and General Counsel of APS in July 1999 and Secretary of APS in October 2002.
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

PART II
ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Pinnacle West’s common stock is publicly held and is traded on the New York and Pacific Stock Exchanges. At the close of business on February 21, 2007, Pinnacle West’s common stock was held of record by approximately 31,471 shareholders.
QUARTERLY STOCK PRICES AND DIVIDENDS PAID PER SHARE STOCK SYMBOL: PNW

				Dividends
2006	High	Low	Close	Per Share
1st Quarter	$44.14	$38.76	$39.10	$0.500
2nd Quarter	41.06	38.31	39.91	0.500
3rd Quarter	45.99	39.90	45.05	0.500
4th Quarter	51.00	45.12	50.69	0.525

				Dividends
2005	High	Low	Close	Per Share
1st Quarter	$44.87	$40.99	$42.51	$0.475
2nd Quarter	45.34	41.29	44.45	0.475
3rd Quarter	46.68	43.13	44.08	0.475
4th Quarter	44.97	39.81	41.35	0.500
     APS’ common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange. As a result, there is no established public trading market for APS’ common stock.
     The chart below sets forth the dividends paid on APS’ common stock for each of the four quarters for 2006 and 2005.
Common Stock Dividends
(Dollars in Thousands)

Quarter	2006	2005
1st Quarter	$42,500	$42,500
2nd Quarter	42,500	—
3rd Quarter	42,500	—
4th Quarter	42,500	127,500
     The sole holder of APS’ common stock, Pinnacle West, is entitled to dividends when and as declared out of funds legally available therefor. As of December 31, 2006, APS did not have any outstanding preferred stock.

     Issuer Purchases of Equity Securities
     The following table contains information about our purchases of our common stock during the fourth quarter of 2006.

			(c) Total Number
	(a) Total		of Shares	(d) Maximum Number
	Number of	(b)	Purchased	of Shares
	Shares	Average	as Part of Publicly	that May Yet Be
	Purchased	Price Paid	Announced Plans	Purchased Under the
Period	(1)	per Share	or Programs	Plans or Programs
October 1 – October 31, 2006	—	—	—	—
November 1 – November 30, 2006	907	$47.79	—	—
December 1 – December 31, 2006	—	—	—	—

Total	907	$47.79

(1)	Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA
PINNACLE WEST CAPITAL CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA

	2006	2005	2004	2003	2002
		(dollars in thousands, except per share amounts)
OPERATING RESULTS
Operating revenues:
Regulated electricity segment	$2,635,036	$2,237,145	$2,035,247	$1,978,075	$1,890,391
Real estate segment	399,798	338,031	350,315	361,604	201,081
Marketing and trading	330,742	351,558	400,628	391,196	286,879
Other revenues	36,172	61,221	42,816	27,929	26,899

Total operating revenues	$3,401,748	$2,987,955	$2,829,006	$2,758,804	$2,405,250

Income from continuing operations (a)	317,143	223,163	246,590	225,384	236,563
Discontinued operations – net of income taxes (b)	10,112	(46,896)	(3,395)	15,195	(21,410)
Cumulative effect of change in accounting – net of income taxes (c)	—	—	—	—	(65,745)
Net income	$327,255	$176,267	$243,195	$240,579	$149,408
COMMON STOCK DATA
Book value per share – year-end	$34.48	$34.58	$32.14	$30.97	$29.40
Earnings (loss) per weighted average common share outstanding:
Continuing operations – basic	$3.19	$2.31	$2.70	$2.47	$2.79
Discontinued operations (b)	0.10	(0.48)	(0.04)	0.17	(0.26)
Cumulative effect of change in accounting (c)	—	—	—	—	(0.77)

Net income – basic	$3.29	$1.83	$2.66	$2.64	$1.76

Continuing operations – diluted	$3.17	$2.31	$2.69	$2.47	$2.78
Net income – diluted	$3.27	$1.82	$2.66	$2.63	$1.76
Dividends declared per share	$2.025	$1.925	$1.825	$1.725	$1.625
Indicated annual dividend rate per share – year-end	$2.10	$2.00	$1.90	$1.80	$1.70
Weighted-average common shares outstanding – basic	99,417,008	96,483,781	91,396,904	91,264,696	84,902,946
Weighted-average common shares outstanding – diluted	100,010,108	96,589,949	91,532,473	91,405,134	84,963,921
BALANCE SHEET DATA
Total assets	$11,455,943	$11,322,645	$9,896,747	$9,519,042	$9,139,157

Liabilities and equity:
Long-term debt less current maturities	$3,232,633	$2,608,455	$2,584,985	$2,616,585	$2,743,741
Other liabilities	4,777,194	5,289,226	4,361,566	4,072,678	3,709,263

Total liabilities	8,009,827	7,897,681	6,946,551	6,689,263	6,453,004
Common stock equity	3,446,116	3,424,964	2,950,196	2,829,779	2,686,153

Total liabilities and equity	$11,455,943	$11,322,645	$9,896,747	$9,519,042	$9,139,157

(a)	Includes regulatory disallowance of $84 million after tax in 2005. See Note 3 in Item 8.

(b)	Amounts related to Silverhawk, SunCor and NAC discontinued operations. See Note 22 in Item 8.

(c)	Represents change in accounting standards related to energy trading activities in 2002.

SELECTED FINANCIAL DATA
ARIZONA PUBLIC SERVICE COMPANY

	2006	2005	2004	2003	2002
		(dollars in thousands)
OPERATING RESULTS
Electric operating revenues:
Regulated electricity	$2,640,989	$2,244,951	$2,051,602	$1,999,390	$1,902,112
Marketing and trading	17,524	25,842	145,519	105,541	34,054

Total electric operating revenues	2,658,513	2,270,793	2,197,121	2,104,931	1,936,166
Fuel and purchased power costs:
Regulated electricity	965,712	656,654	612,300	606,251	438,141
Marketing and trading	4,055	32,328	150,954	97,180	32,662
Operating expenses	1,290,804	1,200,198	1,104,886	1,103,342	1,136,363

Operating income	397,942	381,613	328,981	298,158	329,000
Other income (deductions)	27,584	(69,171)	15,328	26,347	(8,041)
Interest deductions – net	155,796	141,963	144,682	143,568	121,616

Net income	$269,730	$170,479	$199,627	$180,937	$199,343

BALANCE SHEET DATA
Total assets	$10,513,692	$9,707,441	$8,098,552	$7,722,533	$7,122,238

Capital structure:
Common stock equity	$3,207,473	$2,985,225	$2,232,402	$2,203,630	$2,159,312
Long-term debt less current maturities	2,877,502	2,479,703	2,267,094	2,135,606	2,217,340

Total capitalization	6,084,975	5,464,928	4,499,496	4,339,236	4,376,652
Current maturities of long-term debt	968	85,620	451,247	487,067	3,503

Total	$6,085,943	$5,550,548	$4,950,743	$4,826,303	$4,380,155

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
     The ACC regulates APS’ retail electric rates. The key issue affecting Pinnacle West’s and APS’ financial outlook is the satisfactory resolution of APS’ retail rate proceedings pending before the ACC. As discussed in greater detail in Note 3, these proceedings consist of:
•	a general retail rate case pursuant to which APS is requesting a 20.4%, or $434.6 million, increase in its annual retail electricity revenues;

•	an application for a temporary rate increase of approximately 1.9%, through a PSA surcharge, to recover $45 million in retail fuel and purchased power costs relating to Palo Verde’s 2005 unplanned outages that were deferred by APS in 2005 under the PSA and are subject to the ACC’s completion of an inquiry regarding the outages (this matter is now being addressed in the general retail rate case); and

•	the ACC’s prudency review of amounts collected through the May 2, 2006 interim PSA adjustor (see “Interim Rate Increase” in Note 3) related to unplanned 2006 Palo Verde outages. The related PSA deferrals were approximately $79 million in 2006.
     SunCor, our real estate development subsidiary, has been and is expected to be an important source of earnings. See discussion below in “Pinnacle West Consolidated – Factors Affecting our Financial Outlook – Subsidiaries.” Our subsidiary, APS Energy Services, provides competitive commodity-related energy services and energy-related products and services to commercial and industrial retail customers in the western United States. El Dorado, our investment subsidiary, owns minority interests in several energy-related investments and Arizona community-based ventures.
     Pinnacle West Energy was a subsidiary that owned and operated unregulated generating plants. Pursuant to the ACC’s April 7, 2005 order in APS’ retail rate settlement, on July 29, 2005, Pinnacle West Energy transferred the PWEC Dedicated Assets to APS. Pinnacle West Energy sold its 75% interest in Silverhawk to NPC on January 10, 2006. See Note 22 for a discussion of discontinued operations. As a result, Pinnacle West Energy no longer owned any generating plants and was dissolved as of August 31, 2006.

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
     Pinnacle West’s two principal business segments are:
•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities and includes electricity generation, transmission and distribution; and

•	our real estate segment, which consists of SunCor’s real estate development and investment activities.
     Our reportable business segments reflect a change from the previously reported information. As of December 31, 2006, our marketing and trading activities are no longer considered a segment requiring separate reporting or disclosure. The marketing and trading activities consist of our competitive energy business, including wholesale marketing and trading and retail commodity-related energy services. These activities have decreased as a result of fewer market opportunities and the Company’s intention to deemphasize that part of our business. These activities are now reported as part of the “Other” category in the table below. The corresponding information for earlier periods has been reclassified.
     The following table summarizes income from continuing operations by segment for December 31, 2006, 2005 and 2004 and reconciles to net income in total (dollars in millions):

	2006	2005	2004
Regulated electricity (a)	$259	$167	$152
Real estate	50	35	40
Other (b)	8	21	55

Income from continuing operations	317	223	247
Discontinued operations – net of tax:
Real estate (c)	10	17	4
Sale of Silverhawk (d)	1	(67)	(12)
Sale of NAC	(1)	3	4

Net income	$327	$176	$243

(a)	Includes an $84 million after-tax regulatory disallowance of plant costs in 2005 in accordance with APS’ 2003 general retail rate case settlement.

(b)	Primarily marketing and trading activity.

(c)	Primarily relates to sales of commercial properties.

(d)	See Note 22.

PINNACLE WEST CONSOLIDATED – RESULTS OF OPERATIONS
General
     Throughout the following explanations of our results of operations, we refer to “gross margin.” With respect to our regulated electricity segment and our marketing and trading contributions, gross margin refers to operating revenues less fuel and purchased power costs. “Gross margin” is a “non-GAAP financial measure,” as defined in accordance with SEC rules. Exhibit 99.29 reconciles this non-GAAP financial measure to operating income, which is the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP). We view gross margin as an important performance measure of the core profitability of our operations. This measure is a key component of our internal financial reporting and is used by our management in analyzing our business segments. We believe that investors benefit from having access to the same financial measures that our management uses.
Deferred Fuel and Purchased Power Costs
     Our subsidiary, APS, settled its 2003 general retail rate case effective April 1, 2005. As part of the settlement, the ACC approved the PSA, which permits APS to defer for recovery or refund fluctuations in retail fuel and purchased power costs, subject to specified parameters. In accordance with the PSA, APS defers for future rate recovery 90% of the difference between actual retail fuel and purchased power costs and the amount of such costs currently included in base rates. APS’ recovery of PSA deferrals from its customers is subject to the ACC’s approval of annual PSA adjustments and periodic surcharge applications. See “Power Supply Adjustor” in Note 3.
     Since the inception of the PSA, APS has incurred substantially higher fuel and purchased power costs than those authorized for recovery through APS’ current base rates primarily due to the use of higher cost resources and has deferred those cost differences in accordance with the PSA. The balance of APS’ PSA deferrals at December 31, 2006 was approximately $160 million. The recovery of PSA deferrals through ACC approved adjustors and surcharges recorded as revenue is offset dollar-for-dollar by the amortization of those deferred expenses recorded as fuel and purchased power.
     APS operated Palo Verde Unit 1 at reduced power levels from December 25, 2005 until March 18, 2006 due to vibration levels in one of the Unit’s shutdown cooling lines. During an outage at Unit 1 from March 18, 2006 to July 7, 2006, APS performed the necessary work and modifications to remedy the situation. APS estimates that incremental replacement power costs resulting from these and other unplanned Palo Verde outages and reduced power levels were approximately $88 million during 2006. The related impact on the PSA deferrals was an increase of approximately $79 million. These Palo Verde replacement power costs were partially offset by $42 million of lower than expected replacement power costs related to APS’ other generating units during 2006, which decreased PSA deferrals by $38 million.
     The PSA deferral balance at December 31, 2006 includes (a) $45 million related to replacement power costs associated with unplanned 2005 Palo Verde outages and (b) $79 million related to replacement power costs associated with unplanned 2006 outages or reduced power operations at Palo Verde. The PSA deferrals associated with these unplanned Palo Verde outages and reduced power operations are the subject of ACC prudence reviews. The ACC staff has recommended disallowance of $17 million of the 2005 costs. The recommendation will be considered as part of APS’ general rate case currently before the ACC. See “PSA Deferrals Related to Unplanned Palo Verde Outages” in Note 3. The ACC staff recommendation does not change management’s belief that the expenses in question were prudently incurred and, therefore, are recoverable. See Note 3.
2006 Compared with 2005
     Our consolidated net income for 2006 was $327 million compared with $176 million for the comparable prior-year period. The prior year included a net loss from discontinued operations of $47 million, which was related to the sale and operations of Silverhawk, partially offset by income from sales of real estate commercial properties at SunCor. Income from continuing operations increased $94 million in the period-to-period comparison, reflecting the following changes in earnings by segment:
•	Regulated Electricity Segment – Income from continuing operations increased approximately $92 million primarily due to an $84 million after-tax regulatory disallowance of plant costs recorded in 2005. Income also increased due to higher retail sales volumes due to customer growth; income tax credits related to prior years resolved in 2006; and increased other income due to higher interest income on higher investment balances. These positive factors were partially offset by higher operations and maintenance expense related to generation and customer service; and higher depreciation and amortization primarily due to increased plant asset balances, partially offset by lower depreciation rates. In addition, higher fuel and purchased power costs of $74 million after-tax were partially offset by the deferral of $45 million after-tax of costs in accordance with the PSA. See discussion – “Deferred Fuel and Purchased Power Costs” above.

•	Real Estate Segment – Income from continuing operations increased approximately $15 million primarily due to increased margins on residential sales and the sale of certain joint venture assets, partially offset by higher general and administrative expenses. Income from discontinued operations decreased $7 million due to lower commercial property sales.

•	Other – Income from continuing operations decreased approximately $13 million primarily due to lower mark-to-market gains, partially offset by higher unit margins on wholesale sales and competitive retail sales in California.

Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Higher fuel and purchased power costs (see “Deferred Fuel and Purchased Power Costs” above)	$(121)	$(74)
Increased deferred fuel and purchased power costs (deferrals began April 1, 2005)	73	45
Higher retail sales volumes due to customer growth, excluding weather effects	87	53
Miscellaneous items, net	(7)	(4)

Net increase in regulated electricity segment gross margin	32	20
Lower marketing and trading gross margin primarily related to lower mark-to-market gains, partially offset by higher unit margins on wholesale sales and competitive retail sales in California	(18)	(11)
Higher real estate segment contribution primarily related to increased margins on residential sales and the sale of certain joint venture assets	25	15
Regulatory disallowance of plant costs in 2005, in accordance with APS’ 2003 general retail rate case settlement	139	84
Operations and maintenance increases primarily due to:
Generation costs, including increased maintenance and overhauls	(41)	(25)
Customer service costs, including regulatory demand-side management programs and planned maintenance	(16)	(10)
Miscellaneous items, net	2	1
Higher depreciation and amortization primarily due to increased plant asset balances partially offset by lower depreciation rates	(11)	(7)
Higher other income, net of expense, primarily due to miscellaneous asset sales and increased interest income on higher investment balances	12	7
Income tax credits related to prior years resolved in 2006	—	14
Miscellaneous items, net	—	6

Net increase in income from continuing operations	$124	94

Discontinued operations:
Silverhawk loss in 2005		68
Lower commercial property real estate sales		(7)
Sale of NAC International Inc.		(4)

Net increase in net income		$151

Regulated Electricity Segment Revenues
     Regulated electricity segment revenues were $398 million higher for 2006 compared with the prior-year period primarily as a result of:
•	a $265 million increase in revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see “Deferred Fuel and Purchased Power Costs” above);

•	a $124 million increase in retail revenues related to customer growth, excluding weather effects;

•	a $6 million increase in Off-System Sales primarily resulting from $12 million of sales previously reported in marketing and trading that were classified beginning in April 2005 as sales in the regulated electricity segment in accordance with APS’ 2003 general retail rate case settlement, partially offset by $6 million of lower Off-System Sales in 2006; and

•	a $3 million increase due to miscellaneous factors.
Real Estate Segment Revenues
     Real estate segment revenues were $62 million higher for 2006 compared with the prior-year period primarily as a result of:
•	a $55 million increase in residential sales due to higher prices and volumes; and

•	a $7 million increase in commercial real estate sales.
Other Revenues
     Other revenues were $25 million lower for 2006 compared with the prior-year period primarily as a result of decreased sales-related products and services by APS Energy Services.
     Marketing and trading revenues were $21 million lower for 2006 compared with the prior-year period primarily as a result of:
•	a $20 million decrease in mark-to-market gains on contracts for future delivery due to changes in forward prices;

•	a $12 million decrease in Off-System Sales due to the absence of sales previously reported in marketing and trading that were classified beginning in April 2005 as sales in the regulated electricity segment in accordance with APS’ 2003 general retail rate case settlement;

•	a $23 million increase from higher prices on competitive retail sales in California; and

•	a $12 million decrease due to miscellaneous factors.
2005 Compared with 2004
     Our consolidated net income for 2005 was $176 million compared with $243 million for the prior year. The 2005 net income included an after-tax net loss from discontinued operations of $47 million compared with a $4 million after-tax loss in the prior year, which for both years is related primarily to the sale and operations of Silverhawk, partially offset by sales of commercial properties at SunCor. Income from continuing operations decreased $24 million in the period-to-period comparison, reflecting the following changes in earnings by segment:

•	Regulated Electricity Segment – Income from continuing operations increased approximately $15 million primarily due to deferred fuel and purchased power costs; a retail price increase effective April 1, 2005; higher retail sales volumes due to customer growth; lower depreciation due to lower depreciation rates; lower regulatory asset amortization; and effects of weather on retail sales. These positive factors were partially offset by the regulatory disallowance of plant costs in accordance with the APS retail rate case settlement; higher fuel and purchased power costs primarily due to higher prices and more plant outage days; higher operations and maintenance expense related to generation and customer service; and higher property taxes due to increased plant in service.

•	Real Estate Segment – Income from continuing operations decreased approximately $5 million primarily due to decreased parcel sales, partially offset by increased margins on home sales. Income from discontinued real estate operations increased $13 million due to higher commercial property sales.

•	Other – Income from continuing operations decreased approximately $34 million primarily due to an after-tax gain related to the sale of a limited partnership interest in the Phoenix Suns recorded in 2004 and due to lower unit margins on competitive retail sales in California.

Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment gross margin:
Deferred fuel and purchased power costs (see “Deferred Fuel and Purchased Power Costs” above)	$171	$104
Retail price increase effective April 1, 2005	65	40
Higher retail sales volumes due to customer growth, excluding weather effects	58	35
Effects of weather on retail sales	14	9
Higher fuel and purchased power costs primarily due to higher prices and more plant outage days	(126)	(77)
Miscellaneous items, net	(8)	(5)

Net increase in regulated electricity segment gross margin	174	106
Lower real estate segment contribution primarily related to decreased parcel sales, partially offset by increased margins on home sales	(8)	(5)
Lower marketing and trading gross margin primarily due to lower unit margins on competitive retail sales in California	(21)	(13)
Regulatory disallowance, in accordance with the APS retail rate case settlement	(139)	(84)
Lower other income primarily due to sale of limited partnership interest in Phoenix Suns recorded in the prior year, partially offset by higher interest income	(30)	(18)
Operations and maintenance increases primarily due to:
Generation costs, including maintenance and overhauls	(20)	(12)
Customer service costs, including regulatory demand-side management programs and planned maintenance	(20)	(12)
Miscellaneous items, net	(4)	(2)
Depreciation and amortization decreases primarily due to:
Lower regulatory asset amortization	22	13
Lower depreciation rates, partially offset by increased depreciable assets	22	13
Higher property taxes primarily due to increased plant in service	(11)	(7)
Miscellaneous items, net	2	(3)

Net decrease in income from continuing operations	$(33)	(24)

Discontinued operations related to:
Sale of Silverhawk		(56)
Sales of real estate assets and other		13

Net decrease in net income		$(67)

     Regulated Electricity Segment Revenues
     Regulated electricity segment revenues were $202 million higher for 2005 compared with the prior year primarily as a result of:
•	an $81 million increase in retail revenues related to customer growth, excluding weather effects;

•	a $65 million increase in retail revenues due to a price increase effective April 1, 2005;

•	a $40 million increase in Off-System Sales primarily resulting from sales previously reported as marketing and trading revenues that were classified beginning in April 2005 as sales in the regulated electricity segment in accordance with the APS retail rate case settlement;

•	an $11 million increase in retail revenues related to weather; and

•	a $5 million increase due to miscellaneous factors.
     Real Estate Segment Revenues
     Real estate segment revenues were $12 million lower for 2005 compared with the prior year primarily due to decreased parcel sales, partially offset by increased home sales at SunCor.
     Other Revenues
     Other revenues were $31 million lower for 2005 compared with the prior year primarily as a result of:
•	a $40 million decrease in Off-System Sales due to the absence of sales previously reported as marketing and trading revenues that were classified beginning in April 2005 as sales in the regulated electricity segment in accordance with the APS retail rate case settlement;

•	an $18 million increase due to increased sales of energy-related products and services by APS Energy Services; and

•	a $9 million decrease due to miscellaneous factors.

LIQUIDITY AND CAPITAL RESOURCES
Capital Needs and Resources – Pinnacle West Consolidated
     Capital Expenditure Requirements
     The following table summarizes the actual capital expenditures for the year ended 2006 and estimated capital expenditures for the next three years:
CAPITAL EXPENDITURES
(dollars in millions)

	Actual	Estimated
	2006	2007	2008	2009
APS
Distribution	$357	$361	$414	$459
Transmission	113	173	195	288
Generation	176	333	304	313
Other (a)	16	26	37	40

Subtotal	662	893	950	1,100
SunCor (b)	201	131	101	100
Other	7	13	19	11

Total	$870	$1,037	$1,070	$1,211

(a)	Primarily information systems and facilities projects.

(b)	Consists primarily of capital expenditures for residential, land development and retail and office building construction reflected in “Real estate investments” and “Capital expenditures” on the Consolidated Statements of Cash Flows.
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
     Generation capital expenditures are comprised of various improvements to APS’ existing fossil and nuclear plants and the replacement of Palo Verde steam generators (see below). Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers and environmental equipment. Environmental expenditures are estimated at approximately $80 million to $100 million per year for 2007, 2008 and 2009. Generation also includes nuclear fuel expenditures of approximately $50 million for 2007, and approximately $75 million per year for 2008 and 2009.
     The Palo Verde owners have approved the manufacture of one additional set of steam generators. These generators will be installed in Unit 3 and are scheduled for completion in the Fall of 2007 at an approximate cost of $70 million (APS’ share). Approximately $30 million of the Unit 3 steam generator costs have been incurred through December 31, 2006, with the remaining $40 million included in the capital expenditures table above. Capital expenditures will be funded with internally generated cash and/or external financings.
Contractual Obligations
     The following table summarizes Pinnacle West’s consolidated contractual requirements as of December 31, 2006 (dollars in millions):

		2008-	2010-
	2007	2009	2011	Thereafter	Total
Long-term debt payments, including interest: (a)
APS	$158	$316	$929	$3,600	$5,003
Pinnacle West	10	20	188	—	218
SunCor	14	185	6	—	205

Total long-term debt payments, including interest	182	521	1,123	3,600	5,426

Short-term debt payments, including interest (b)	36	—	—	—	36
Capital lease payments	1	2	2	1	6
Operating lease payments	79	148	133	253	613
Minimum pension funding requirement (c)	24	—	—	—	24
Purchased power and fuel commitments (d)	366	500	412	1,310	2,588
Purchase obligations (e)	44	11	1	80	136
Nuclear decommissioning funding requirements	21	43	48	234	346

Total contractual commitments	$753	$1,225	$1,719	$5,478	$9,175

(a)	The long-term debt matures at various dates through 2036 and bears interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using the rates at December 31, 2006 (see Note 6).

(b)	The short-term debt is primarily related to commercial paper at Pinnacle West (see Note 5).

(c)	Future pension contributions are not determinable for time periods after 2007.

(d)	Our fuel and purchased power commitments include purchases of coal, electricity, natural gas and nuclear fuel (see Note 11).

(e)	These contractual obligations include commitments for capital expenditures and other obligations.
     Off-Balance Sheet Arrangements
     In 1986, APS entered into agreements with three separate VIE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. We are not the primary beneficiary of the Palo Verde VIEs and, accordingly, do not consolidate them.

     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2006, APS would have been required to assume approximately $214 million of debt and pay the equity participants approximately $177 million.
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
     Credit Ratings
     The ratings of securities of Pinnacle West and APS as of February 28, 2007 are shown below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase the cost of and access to capital. It may also require additional collateral related to certain derivative instruments (see Note 18).

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Senior unsecured (a)	Baa3 (P)	BB+ (prelim)	N/A
Commercial paper	P-3	A-3	F-3
Outlook	Negative	Stable	Stable

APS
Senior unsecured	Baa2	BBB-	BBB
Secured lease obligation bonds	Baa2	BBB-	BBB-
Commercial paper	P-2	A-3	F-2
Outlook	Negative	Stable	Stable

(a)	Pinnacle West has a shelf registration under SEC Rule 415. Pinnacle West currently has no outstanding, rated senior unsecured securities. However, Moody’s assigns a provisional (P) rating and Standard & Poor’s assigns a preliminary (prelim) rating to the senior unsecured securities under such shelf registrations.

     Debt Provisions
     Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include debt to capitalization ratios. Certain of APS’ bank financing arrangements also include an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%. At December 31, 2006, the ratio was approximately 48% for Pinnacle West and 46% for APS. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for APS. The interest coverage was approximately 4.7 times under APS’ bank financing agreements as of December 31, 2006. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.
     Neither Pinnacle West’s nor APS’ financing agreements contain “rating triggers” that would result in an acceleration of the required interest and principal payments in the event of a rating downgrade. However, in the event of a rating downgrade, Pinnacle West and/or APS may be subject to increased interest costs under certain financing agreements.
     All of Pinnacle West’s loan agreements contain “cross-default” provisions that would result in defaults and the potential acceleration of payment under these loan agreements if Pinnacle West or APS were to default under certain other material agreements. All of APS’ bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under certain other material agreements. Pinnacle West and APS do not have a material adverse change restriction for revolver borrowings.
     See Note 6 for further discussions.
Capital Needs and Resources
     Pinnacle West (Parent Company)
     Our primary cash needs are for dividends to our shareholders and principal and interest payments on our long-term debt. On October 18, 2006, our Board of Directors increased the common stock dividend to an indicated annual rate of $2.10 per share from $2.00 per share, effective with the December 1, 2006 dividend payment. The level of our common stock dividends and future dividend growth will be dependent on a number of factors including, but not limited to, payout ratio trends, free cash flow and financial market conditions.
     Our primary sources of cash are dividends from APS, external financings and cash distributions from our other subsidiaries, primarily SunCor. For the years 2004 through 2006, total dividends from APS were $510 million and total distributions from SunCor were $145 million. For 2006, cash contributions from APS were $170 million and distributions from SunCor were $10 million. An existing ACC order requires APS to maintain a common equity ratio of at least 40% and prohibits APS from paying common stock dividends if the payment would reduce its common equity below that threshold. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At December 31, 2006, APS’ common equity ratio, as defined, was approximately 53%.

     At December 31, 2006, Pinnacle West’s outstanding long-term debt, including current maturities, was $175 million. Pinnacle West has a $300 million revolving credit facility that terminates in December 2010. This line of credit is available to support the issuance of up to $250 million in commercial paper or to be used as bank borrowings, including issuances of letters of credit. At December 31, 2006, we had $28 million of commercial paper outstanding.
     Pinnacle West sponsors a qualified defined benefit and account balance pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and its subsidiaries. IRS regulations require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of plan assets and our pension obligation. The assets in the plan are comprised of common stocks, bonds, fixed-income securities and domestic equity securities and short-term investments. Future year contribution amounts are dependent on fund performance and plan asset valuation assumptions. We contributed approximately $47 million in 2006. The contribution to our pension plan in 2007 is estimated to be approximately $24 million. The expected contribution to our other postretirement benefit plans in 2007 is estimated to be approximately $25 million. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 97% of both plans.
     In January 2006, Pinnacle West infused into APS $210 million of the proceeds from the sale of Silverhawk. See “Equity Infusions” in Note 3 for more information.
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
     On January 4, 2007, the FERC issued an order permitting Pinnacle West to transfer its market based rate tariff and wholesale power sales agreements to a newly-created Pinnacle West subsidiary, Pinnacle West Marketing & Trading. Pinnacle West completed the transfer on February 1, 2007, which resulted in Pinnacle West no longer being a public utility under the Federal Power Act. As a result, Pinnacle West is no longer subject to FERC jurisdiction in connection with its issuance of securities or its incurrence of long-term debt.
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
     Although provisions in APS’ articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements. On December 15, 2006, APS filed a financing application with the ACC requesting an increase in APS’ current long-term debt authorization (approximately $3.2 billion) to approximately $4.2 billion in light of the projected growth of APS and its customer base and the resulting projected future financing needed to fund APS’ capital expenditure and maintenance program and other cash requirements.
     On August 3, 2006, APS issued $400 million of debt as follows: $250 million of its 6.25% Notes due 2016 and $150 million of its 6.875% Notes due 2036. A portion of the proceeds was used to pay at maturity approximately $84 million of APS’ 6.75% Senior Notes due November 15, 2006. The remainder may be used to fund its construction program and other general corporate purposes.
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
     See “Deferred Fuel and Purchased Power Costs” above and “Power Supply Adjustor” in Note 3 for information regarding the PSA approved by the ACC. Although APS defers actual retail fuel and purchased power costs on a current basis, APS’ recovery of the deferrals from its ratepayers is subject to the ACC’s approval of annual PSA adjustments and periodic surcharge applications. During 2006, APS recovered approximately $265 million of PSA deferrals, which provided cash flow but had no effect on earnings because of amortization of the same amount recorded as fuel and purchased power expense.
     APS’ outstanding debt was approximately $2.9 billion at December 31, 2006. APS has two committed lines of credit totaling $900 million that are available either to support the issuance of up to $250 million in commercial paper or to be used for bank borrowings, including issuances of letters of credit. The $400 million line terminates in December 2010 and the $500 million line terminates in September 2011. At December 31, 2006, APS had no outstanding commercial paper or bank borrowings. APS ended 2006 in an invested cash position.
     See “Cash Flow Hedges” in Note 18 for information related to decreased collateral provided to us by counterparties and the change in our margin account.
     Other Subsidiaries
     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor’s capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures during 2006 and projected capital expenditures for the next three years. SunCor expects to fund its future capital requirements with cash from operations and external financings.
     SunCor’s total outstanding debt was approximately $189 million as of December 31, 2006, including $118 million of debt classified as long-term debt under a $170 million line of credit. SunCor’s long-term debt, including current maturities, was $181 million and total short-term debt was $8 million at December 31, 2006. See Note 6.
     See Note 22 for a discussion of the sale of Pinnacle West Energy’s 75% ownership interest in Silverhawk.
     El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments.
     APS Energy Services and Pinnacle West Marketing & Trading expect minimal capital expenditures over the next three years.
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
Regulatory Accounting
     Regulatory accounting allows for the actions of regulators, such as the ACC and the FERC, to be reflected in our financial statements. Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies. If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings. A major component of our regulatory assets is the retail fuel and power costs deferred under the PSA. APS defers for future rate recovery 90% of the difference between actual retail fuel and power costs and the amount of such costs currently included in base rates. We had $846 million, including $160 million related to the PSA, of regulatory assets on the Consolidated Balance Sheets at December 31, 2006. Included in the $160 million is approximately $45 million related to the 2005 unplanned Palo Verde outages and $79 million related to the 2006 unplanned outages, which currently are the subject of inquiry by the ACC.
     At December 31, 2006, APS recorded a regulatory asset of $473 million in accordance with SFAS No. 158 for pension and other postretirement benefits. This regulatory asset represents the future recovery of these costs through retail rates as these amounts are charged to earnings. If these costs are disallowed by the ACC this regulatory asset would be charged to OCI.
     In addition, we had $635 million of regulatory liabilities on the Consolidated Balance Sheets at December 31, 2006, which primarily are related to removal costs. See Notes 1, 3 and 8 for more information about regulatory assets, APS’ general rate case and the PSA.

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
     The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2006 reported pension liability on the Consolidated Balance Sheets and our 2006 reported pension expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
	Impact on	Impact on
	Pension	Pension
Actuarial Assumption (a)	Liability	Expense
Discount rate:
Increase 1%	$(217)	$(9)
Decrease 1%	249	9
Expected long-term rate of return on plan assets:
Increase 1%	—	(5)
Decrease 1%	—	5

(a)	Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.
     The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2006 reported other postretirement benefit obligation on the Consolidated Balance Sheets and our 2006 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
	Impact on Other	Impact on Other
	Postretirement Benefit	Postretirement Benefit
Actuarial Assumption (a)	Obligation	Expense
Discount rate:
Increase 1%	$(92)	$(5)
Decrease 1%	108	5
Health care cost trend rate (b):
Increase 1%	105	8
Decrease 1%	(87)	(7)
Expected long-term rate of return on plan assets – pretax:
Increase 1%	—	(2)
Decrease 1%	—	2

(a)	Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.

(b)	This assumes a 1% change in the initial and ultimate health care cost trend rate.
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

OTHER ACCOUNTING MATTERS
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This guidance requires us to recognize the tax benefits of an uncertain tax position if it is more likely than not that the benefit will be sustained upon examination by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold must be recognized in the financial statements at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating this new guidance and believe it will not have a material impact on retained earnings.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating this new guidance.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for us on January 1, 2008. We are currently evaluating the impact of this new standard.
     See the following Notes for information about new accounting standards:
•	See Note 8 and Note S-6 for a discussion of SFAS No. 158 on pension and other postretirement plans.

•	See Note 16 for a discussion of the accounting standard (SFAS No. 123(R)) on stock-based compensation.
PINNACLE WEST CONSOLIDATED – FACTORS AFFECTING
OUR FINANCIAL OUTLOOK
Factors Affecting Operating Revenues, Fuel and Purchased Power Costs
     General Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona and from competitive retail and wholesale power markets in the western United States. For the years 2004 through 2006, retail electric revenues comprised approximately 82% of our total electric operating revenues. Our electric operating revenues are affected by electricity sales volumes related to customer mix, customer growth, average usage per customer, electricity rates and tariffs, variations in weather from period to period, and amortization of PSA deferrals. Competitive retail sales of energy and energy-related products and services are made by APS Energy Services in certain western states that have opened to competition. Off-system sales of excess generation output, purchased power and natural gas are included in regulated electricity segment revenues and related fuel and purchased power because the gross margin is credited to APS’ retail customers through the PSA (see Note 3). These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including demand and prices. Competitive wholesale transactions are made by the marketing and trading group through structured trading opportunities involving matched sales and purchases of commodities.
     Retail Rate Proceedings The key issue affecting Pinnacle West’s and APS’ financial outlook is the satisfactory resolution of APS’ retail rate proceedings pending before the ACC, which are discussed in greater detail in Note 3. The most significant pending retail rate proceedings are APS’ general rate case request and an application for a 1.9% PSA surcharge, or temporary rate increase, related to incremental replacement power costs incurred by APS in 2005 in connection with unplanned outages at Palo Verde, which is subject to the ACC’s review of the unplanned outages. These matters have been consolidated procedurally and a decision on them by the ACC is expected in the second quarter of 2007. In addition, the ACC staff is conducting a review of the prudence of approximately $79 million in PSA deferrals related to 2006 unplanned outages at Palo Verde.
     Fuel and Purchased Power Costs Fuel and purchased power costs included on our income statements are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, transmission availability or constraints, prevailing market prices, new generating plants being placed in service in our market areas, our hedging program for managing such costs and, since April 1, 2005, PSA deferrals and amortization thereof. See “Power Supply Adjustor” in Note 3 for information regarding the PSA, including PSA deferrals related to Palo Verde unplanned outages and reduced power operations that are the subject of ACC prudence reviews. See “Natural Gas Supply” in Note 11 for more information on fuel costs. APS’ recovery of PSA deferrals from its ratepayers is subject to the ACC’s approval of annual PSA adjustments and periodic surcharge applications.
     Customer and Sales Growth The customer and sales growth referred to in this paragraph applies to Native Load customers and sales to them. Customer growth in APS’ service territory was 4.4% during 2006. Such growth averaged 4.1% a year for the three years from 2004 through 2006; and we currently expect customer growth to average about 4.0% per year from 2007 to 2009. For the three years 2004 through 2006, APS’ actual retail electricity sales in kilowatt-hours grew at an average rate of 4.2%; adjusted to exclude effects of weather variations, such retail sales growth averaged 4.6% a year. We currently estimate that total retail electricity sales in kilowatt-hours will grow 3.2% on average, from 2007 through 2009, before the effects of weather variations. We currently expect our retail sales growth in 2007 to be below average because of potential effects on customer usage from the retail rate increases proposed by APS (see Note 3).
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
     Wholesale Market Conditions The marketing and trading group focuses primarily on managing APS’ risks relating to fuel and purchased power costs in connection with its costs of serving Native Load customer demand. The marketing and trading group, subject to specified parameters, markets, hedges and trades in electricity, fuels and emission allowances and credits.
Other Factors Affecting Financial Results
     Operations and Maintenance Expenses Operations and maintenance expenses are impacted by growth, power plant additions and operations, inflation, outages, higher-trending pension and other postretirement benefit costs and other factors.

     Depreciation and Amortization Expenses Depreciation and amortization expenses are impacted by net additions to utility plant and other property, which include generation construction, changes in depreciation and amortization rates, and changes in regulatory asset amortization.
     Property Taxes Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessed valuation ratios, and tax rates. The average property tax rate for APS, which currently owns the majority of our property, was 8.9% of assessed value for 2006 and 9.2% for 2005 and 2004. We expect property taxes to increase as new power plants (including the Sundance Plant acquired in 2005) and additions to our transmission and distribution facilities are included in the property tax base.
     Interest Expense Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, and internally generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop accruing capitalized interest on a project when it is placed in commercial operation.
     Retail Competition Although some very limited retail competition existed in Arizona in 1999 and 2000, there are currently no active retail competitors providing unbundled energy or other utility services to APS’ customers. We cannot predict when, and the extent to which, additional competitors will re-enter APS’ service territory.
     Subsidiaries SunCor’s net income was $61 million in 2006, $56 million in 2005, and $45 million in 2004. See Note 22 for further discussion. We currently expect SunCor’s net income in 2007 will be between $30 million and $35 million. This estimate reflects a slow-down in the western United States residential real estate markets.
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
     Interest Rate and Equity Risk
     We have exposure to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust fund (see Note 12). The nuclear decommissioning trust fund also has risks associated with the changing market value of its investments. Nuclear decommissioning costs are recovered in regulated electricity prices.

     The tables below present contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 2006 and 2005. The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2006 and 2005 (dollars in thousands):

			Variable-Rate		Fixed-Rate
	Short-Term Debt		Long-Term Debt		Long-Term Debt
	Interest		Interest		Interest
2006	Rates	Amount	Rates	Amount	Rates	Amount
2007	6.26%	$35,750	10.25%	$112	5.78%	$1,549
2008	—	—	7.26%	161,356	5.39%	7,810
2009	—	—	9.37%	2,500	6.23%	5,371
2010	—	—	—	—	6.24%	6,455
2011	—	—	—	—	6.24%	576,320
Years thereafter	—	—	3.77%	565,855	5.81%	1,916,758

Total		$35,750		$729,823		$2,514,263

Fair Value		$35,750		$729,823		$2,480,605

			Variable-Rate		Fixed-Rate
	Short-Term Debt		Long-Term Debt		Long-Term Debt
	Interest		Interest		Interest
2005	Rates	Amount	Rates	Amount	Rates	Amount
2006	7.11%	$15,673	5.38%	$350	6.47%	$386,624
2007	—	—	5.38%	350	5.90%	1,271
2008	—	—	5.93%	128,178	5.85%	1,318
2009	—	—	—	—	5.73%	1,014
2010	—	—	—	—	5.69%	1,077
Years thereafter	—	—	3.25%	565,855	5.79%	1,918,026

Total		$15,673		$694,733		$2,309,330

Fair value		$15,673		$694,733		$2,326,235

     The tables below present contractual balances of APS’ long-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 2006 and 2005. The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2006 and 2005 (dollars in thousands):

	Variable-Rate		Fixed-Rate
	Long-Term Debt		Long-Term Debt
	Interest		Interest
2006	Rates	Amount	Rates	Amount
2007	—	$—	6.18%	$1,033
2008	—	—	6.18%	1,230
2009	—	—	6.17%	1,020
2010	—	—	6.17%	1,111
2011	—	—	6.38%	401,320
Years thereafter	3.77%	565,855	5.81%	1,916,758

Total		$565,855		$2,322,472

Fair Value		$565,855		$2,288,814

	Variable-Rate		Fixed-Rate
	Long-Term Debt		Long-Term Debt
	Interest		Interest
2005	Rates	Amount	Rates	Amount
2006	—	$—	6.71%	$86,165
2007	—	—	5.76%	1,075
2008	—	—	5.74%	1,271
2009	—	—	5.70%	1,005
2010	—	—	5.69%	1,077
Years thereafter	3.25%	565,855	5.79%	1,918,026

Total		$565,855		$2,008,619

Fair value		$565,855		$2,025,001

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

     The mark-to-market value of derivative instruments related to our risk management and trading activities are presented in two categories:
•	Regulated Electricity – non-trading derivative instruments that hedge our purchases and sales of electricity and fuel for APS’ Native Load requirements of our regulated electricity business segment; and

•	Marketing and Trading – non-trading and trading derivative instruments of our competitive business activities.
     The following tables show the pretax changes in mark-to-market of our non-trading and trading derivative positions in 2006 and 2005 (dollars in millions):

	2006		2005
	Regulated	Marketing	Regulated	Marketing
	Electricity	and Trading	Electricity	and Trading
Mark-to-market of net positions at beginning of period	$335	$181	$33	$107
Recognized in earnings:
Change in mark-to-market gains (losses) for future period deliveries	(12)	(15)	14	20
Mark-to-market gains realized including ineffectiveness during the period	(3)	—	(8)	(14)
Deferred as a regulatory liability (asset)	(93)	—	31	—
Recognized in OCI:
Change in mark-to-market gains (losses) for future period deliveries (a)	(285)	(67)	359	102
Mark-to-market gains realized during the period	(4)	(22)	(94)	(34)
Change in valuation techniques	—	—	—	—

Mark-to-market of net positions at end of period	$(62)	$77	$335	$181

(a)	The change in regulated mark-to-market recorded in OCI is due primarily to changes in forward natural gas prices.

     The tables below show the fair value of maturities of our non-trading and trading derivative contracts (dollars in millions) at December 31, 2006 by maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting,” for more discussion of our valuation methods.
Regulated Electricity

							Total
						Years	fair
Source of Fair Value	2007	2008	2009	2010	2011	thereafter	value
Prices actively quoted	$(34)	$(6)	$(10)	$—	$—	$—	$(50)
Prices provided by other external sources	13	(3)	(1)	—	—	—	9
Prices based on models and other valuation methods	(3)	(2)	(2)	(3)	(2)	(9)	(21)

Total by maturity	$(24)	$(11)	$(13)	$(3)	$(2)	$(9)	$(62)

Marketing and Trading

						Total
						fair
Source of Fair Value	2007	2008	2009	2010	2011	value
Prices actively quoted	$9	$—	$—	$—	$—	$9
Prices provided by other external sources	40	17	—	—	2	59
Prices based on models and other valuation methods	(5)	17	(1)	(1)	(1)	9

Total by maturity	$44	$34	$(1)	$(1)	$1	$77

     The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on Pinnacle West’s Consolidated Balance Sheets at December 31, 2006 and 2005 (dollars in millions).

	December 31, 2006		December 31, 2005
	Gain (Loss)		Gain (Loss)
	Price Up	Price Down	Price Up	Price Down
Commodity	10%	10%	10%	10%
Mark-to-market changes reported in OCI (a):
Electricity	$38	$(38)	$66	$(66)
Natural gas	80	(80)	103	(103)

Total	$118	$(118)	$169	$(169)

(a)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.
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
Deferred Fuel and Purchased Power Costs
     The settlement of our 2003 general retail rate case became effective April 1, 2005. As part of the settlement, the ACC approved the PSA, which permits APS to defer for recovery or refund fluctuations in retail fuel and purchased power costs, subject to specified parameters. In accordance with the PSA, APS defers for future rate recovery 90% of the difference between actual retail fuel and purchased power costs and the amount of such costs currently included in base rates. APS’ recovery of PSA deferrals from its customers is subject to the ACC’s approval of annual PSA adjustments and periodic surcharge applications. See “Power Supply Adjustor” in Note 3.
     Since the inception of the PSA, APS has incurred substantially higher fuel and purchased power costs than those authorized for recovery through APS’ current base rates primarily due to the use of higher cost resources and has deferred those cost differences in accordance with the PSA. The balance of APS’ PSA deferrals at December 31, 2006 was approximately $160 million. The recovery of PSA deferrals through ACC approved adjustors and surcharges recorded as revenue is offset dollar-for-dollar by the amortization of those deferred expenses recorded as fuel and purchased power.
     APS operated Palo Verde Unit 1 at reduced power levels from December 25, 2005 until March 18, 2006 due to vibration levels in one of the Unit’s shutdown cooling lines. During an outage at Unit 1 from March 18, 2006 to July 7, 2006, APS performed the necessary work and modifications to remedy the situation. APS estimates that incremental replacement power costs resulting from these and other unplanned Palo Verde outages and reduced power levels were approximately $88 million during 2006. The related impact on the PSA deferrals was an increase of approximately $79 million. These Palo Verde replacement power costs were partially offset by $42 million of lower than expected replacement power costs related to APS’ other generating units during 2006, which decreased PSA deferrals by $38 million.
     The PSA deferral balance at December 31, 2006 includes (a) $45 million related to replacement power costs associated with unplanned 2005 Palo Verde outages and (b) $79 million related to replacement power costs associated with unplanned 2006 outages or reduced power operations at Palo Verde. The PSA deferrals associated with these unplanned Palo Verde outages and reduced power operations are the subject of ACC prudence reviews. The ACC staff has recommended disallowance of $17 million of the 2005 costs. The recommendation will be considered as part of APS’ general rate case currently before the ACC. See “PSA Deferrals Related to Unplanned Palo Verde Outages” in Note 3. The ACC staff recommendation does not change management’s belief that the expenses in question were prudently incurred and, therefore, are recoverable. See Note 3.
2006 Compared with 2005
     APS’ net income for the 2006 was $270 million compared with $170 million for the comparable prior-year period. The $100 million increase was primarily due to an $84 million after-tax regulatory disallowance of plant costs recorded in 2005. Income also increased due to higher retail sales volumes due to customer growth; higher marketing and trading gross margin primarily due to higher mark-to-market gains; income tax credits related to prior years resolved in 2006; and increased other income due to higher interest income on higher investment balances. These positive factors were partially offset by higher operations and maintenance expense related to generation and customer service; higher depreciation and amortization primarily due to increased plant asset balances, partially offset by lower depreciation rates; and higher interest expense. In addition, higher fuel and purchased power costs of $74 million after-tax were partially offset by the deferral of $45 million after-tax of costs in accordance with the PSA. See discussion – “Deferred Fuel and Purchased Power Costs” above.

     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Gross margin:
Higher fuel and purchased power costs (see “Deferred Fuel and Purchased Power Costs” above)	$(121)	$(74)
Higher retail sales volumes due to customer growth, excluding weather effects	87	53
Increased deferred fuel and purchased power costs (deferrals began April 1, 2005)	73	45
Absence of prior year cost-based contract for PWEC Dedicated Assets	56	34
Higher marketing and trading gross margin primarily related to higher mark-to-market gains	20	12
Miscellaneous items, net	(8)	(5)

Net increase in gross margin	107	65
Regulatory disallowance of plant costs in 2005, in accordance with APS’ 2003 general retail rate case settlement	139	84
Operations and maintenance increases primarily due to:
Generation costs, including increased maintenance and overhauls	(41)	(25)
Costs of PWEC Dedicated Assets not included in prior year period	(18)	(11)
Customer service costs, including regulatory demand-side management programs and planned maintenance	(16)	(10)
Miscellaneous items, net	1	1
Depreciation and amortization increases primarily due to:
Higher depreciable assets due to transfer of PWEC Dedicated Assets	(14)	(8)
Higher other depreciable assets partially offset by lower depreciation rates	(14)	(8)
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances and higher rates	(14)	(8)
Higher other income, net of expense, primarily due to miscellaneous asset sales and increased interest income on higher investment balances	9	5
Income tax credits related to prior years resolved in 2006	—	11
Miscellaneous items, net	1	4

Net increase in income	$140	$100

Regulated Electricity Revenues
     Regulated electricity revenues were $396 million higher for 2006 compared with the prior-year period primarily as a result of:
•	a $265 million increase in revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see “Deferred Fuel and Purchased Power Costs” above);

•	a $124 million increase in retail revenues related to customer growth, excluding weather effects;

•	a $6 million increase in Off-System Sales primarily resulting from $12 million of sales previously reported in marketing and trading that were classified beginning in April 2005 as sales in regulated electricity in accordance with APS’ 2003 general retail rate case settlement, partially offset by $6 million of lower Off-System Sales in 2006; and

•	a $1 million increase due to miscellaneous factors.
Marketing and Trading Revenues
     Marketing and trading revenues were $8 million lower for 2006 compared with the prior-year period primarily as a result of:
•	a $12 million decrease in Off-System Sales due to the absence of sales previously reported in marketing and trading that were classified beginning in April 2005 as sales in regulated electricity in accordance with APS’ 2003 general retail rate case settlement;

•	a $12 million increase in mark-to-market gains on contracts for future delivery due to changes in forward prices; and

•	an $8 million decrease in energy trading revenues on realized sales of electricity primarily due to lower delivered electricity prices and lower volumes.
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
     Additional details on the major factors that increased (decreased) net income are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Gross margin:
Deferred fuel and purchased power costs	$171	$104
Retail price increase effective April 1, 2005	65	40
Higher retail sales volumes due to customer growth, excluding weather effects	58	35
Effects of weather on retail sales	14	9
Higher fuel and purchased power costs primarily due to higher prices and more plant outage days	(146)	(89)
Miscellaneous items, net	(14)	(9)

Net increase in gross margin	148	90
Regulatory disallowance, in accordance with the retail rate settlement	(139)	(84)
Operations and maintenance increases primarily due to:
Customer service costs, including regulatory demand-side management programs and planned maintenance	(22)	(13)
Generation costs, including planned maintenance and overhauls	(16)	(10)
Costs of PWEC Dedicated Assets not included in prior year	(14)	(9)
Depreciation and amortization decreases primarily due to:
Lower regulatory asset amortization	22	13
Higher depreciable assets due to transfer of PWEC Dedicated Assets, partially offset by lower depreciation rates	(11)	(7)
Higher property taxes due to increased plant in service	(12)	(7)
Miscellaneous items, net	(7)	(3)

Net decrease in net income	$(51)	$(30)

Regulated Electricity Revenues
     Regulated electricity revenues were $193 million higher for 2005 compared with the prior year primarily as a result of:
•	an $81 million increase in retail revenues related to customer growth, excluding weather effects;

•	a $65 million increase in retail revenues due to a price increase effective April 1, 2005;

•	a $40 million increase in Off-System Sales primarily resulting from sales previously reported in marketing and trading that were classified beginning in April 2005 as sales in regulated electricity in accordance with the APS retail rate case settlement;

•	an $11 million increase in retail revenues related to weather; and

•	a $4 million decrease due to miscellaneous factors.
Marketing and Trading Revenues
     Marketing and trading revenues were $120 million lower for 2005 compared with the prior-year period primarily as a result of:

•	a $69 million decrease in energy trading revenues on realized sales of electricity primarily due to lower delivered electricity prices and lower volumes;

•	a $40 million decrease in Off-System Sales due to the absence of sales previously reported in marketing and trading that were classified beginning in April 2005 as sales in regulated electricity in accordance with the APS retail rate case settlement; and

•	an $11 million decrease on future mark-to-market gains due to higher prices.
LIQUIDITY AND CAPITAL RESOURCES – ARIZONA PUBLIC SERVICE COMPANY
     Contractual Obligations
     The following table summarizes contractual requirements for APS as of December 31, 2006 (dollars in millions):

		2008-	2010-	There-
	2007	2009	2011	after	Total
Long-term debt payments, including interest (a)	$158	$316	$929	$3,600	$5,003
Capital lease payments	1	2	2	1	6
Operating lease payments	72	136	123	234	565
Purchase power and fuel commitments (b)	306	472	406	1,304	2,488
Minimum pension funding requirement (c)	23	—	—	—	23
Purchase obligations (d)	44	11	1	80	136
Nuclear decommissioning funding requirements	21	43	48	234	346

Total contractual commitments	$625	$980	$1,509	$5,453	$8,567

(a)	The long-term debt matures at various dates through 2036 and bears interest principally at fixed rates. Interest on variable-rate long-term debt is determined by the rates at December 31, 2006 (see Note 6).

(b)	APS’ purchase power and fuel commitments include purchases of coal, electricity, natural gas, and nuclear fuel (see Note 11).

(c)	Future pension contributions are not determinable for time periods after 2007.

(d)	These contractual obligations include commitments for capital expenditures and other obligations.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(PINNACLE WEST CAPITAL CORPORATION)
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f), for Pinnacle West Capital Corporation. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and relates also to the Company’s consolidated financial statements.
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pinnacle West Capital Corporation
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 8 to the accompanying consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158.
DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 28, 2007

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
OPERATING REVENUES
Regulated electricity segment	$2,635,036	$2,237,145	$2,035,247
Real estate segment	399,798	338,031	350,315
Marketing and trading	330,742	351,558	400,628
Other revenues	36,172	61,221	42,816

Total	3,401,748	2,987,955	2,829,006

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	960,649	595,141	567,433
Real estate segment operations	324,861	278,366	284,194
Marketing and trading fuel and purchased power	290,637	293,091	320,667
Operations and maintenance	691,277	635,827	592,320
Depreciation and amortization	358,644	347,652	391,597
Taxes other than income taxes	128,395	132,040	120,722
Other expenses	28,415	51,987	34,108
Regulatory disallowance (Note 3)	—	138,562	—

Total	2,782,878	2,472,666	2,311,041

OPERATING INCOME	618,870	515,289	517,965

OTHER
Allowance for equity funds used during construction	14,312	11,191	4,885
Other income (Note 19)	44,016	23,360	53,289
Other expense (Note 19)	(27,800)	(26,716)	(21,340)

Total	30,528	7,835	36,834

INTEREST EXPENSE
Interest charges	196,826	185,087	183,527
Capitalized interest	(20,989)	(12,018)	(11,460)

Total	175,837	173,069	172,067

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	473,561	350,055	382,732
INCOME TAXES	156,418	126,892	136,142

INCOME FROM CONTINUING OPERATIONS	317,143	223,163	246,590

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $6,570, ($29,797) and ($1,805)	10,112	(46,896)	(3,395)

NET INCOME	$327,255	$176,267	$243,195

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – BASIC	99,417	96,484	91,397
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – DILUTED	100,010	96,590	91,532

EARNINGS PER WEIGHTED – AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations – basic	$3.19	$2.31	$2.70
Net income – basic	3.29	1.83	2.66
Income from continuing operations – diluted	3.17	2.31	2.69
Net income – diluted	3.27	1.82	2.66
DIVIDENDS DECLARED PER SHARE	$2.025	$1.925	$1.825
See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$87,210	$154,003
Investment in debt securities	32,700	—
Customer and other receivables	501,628	502,681
Allowance for doubtful accounts	(5,597)	(4,979)
Materials and supplies (at average cost)	125,802	109,736
Fossil fuel (at average cost)	21,973	23,658
Deferred income taxes (Note 4)	982	—
Assets from risk management and trading activities (Note 18)	641,040	827,779
Assets held for sale (Note 22)	—	202,645
Other current assets	68,924	75,869

Total current assets	1,474,662	1,891,392

INVESTMENTS AND OTHER ASSETS
Real estate investments – net (Notes 1 and 6)	526,008	390,702
Assets from long-term risk management and trading activities (Note 18)	167,211	597,831
Decommissioning trust accounts (Note 12)	343,771	293,943
Other assets	111,388	111,931

Total investments and other assets	1,148,378	1,394,407

PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6, 9 and 10)
Plant in service and held for future use	11,154,919	10,727,695
Less accumulated depreciation and amortization	3,797,475	3,622,884

Net	7,357,444	7,104,811
Construction work in progress	368,284	327,172
Intangible assets, net of accumulated amortization of $218,836 and $182,576	96,100	90,916
Nuclear fuel, net of accumulated amortization of $50,741 and $53,984	60,100	54,184

Total property, plant and equipment	7,881,928	7,577,083

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset (Notes 1, 3 and 4)	160,268	172,756
Other regulatory assets (Notes 1, 3 and 4)	686,016	151,123
Other deferred debits	104,691	135,884

Total deferred debits	950,975	459,763

TOTAL ASSETS	$11,455,943	$11,322,645

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2006	2005
LIABILITIES AND COMMON STOCK EQUITY

CURRENT LIABILITIES
Accounts payable	$346,047	$377,107
Accrued taxes	263,935	289,235
Accrued interest	48,746	31,774
Short-term borrowings (Note 5)	35,750	15,673
Current maturities of long-term debt (Note 6)	1,596	384,947
Customer deposits	70,168	60,509
Deferred income taxes (Note 4)	—	94,710
Liabilities from risk management and trading activities (Note 18)	558,195	720,693
Other current liabilities	134,123	297,425

Total current liabilities	1,458,560	2,272,073

LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)	3,232,633	2,608,455

DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	1,225,798	1,225,253
Regulatory liabilities (Notes 1, 3 and 4)	635,431	592,494
Liability for asset retirements (Note 12)	268,389	269,011
Liabilities for pension and other postretirement benefits (Note 8)	588,852	264,476
Liabilities from risk management and trading activities (Note 18)	171,170	256,413
Unamortized gain – sale of utility plant (Note 9)	41,182	45,757
Other	387,812	363,749

Total deferred credits and other	3,318,634	3,017,153

COMMITMENTS AND CONTINGENCIES (Notes 3, 11, 12 and 21)

COMMON STOCK EQUITY (Note 7)
Common stock, no par value; authorized 150,000,000 shares; issued 99,961,066 at end of 2006 and 99,077,133 at end of 2005	2,114,550	2,067,377
Treasury stock at cost; 2,419 shares at end of 2006 and 20,058 shares at end of 2005	(449)	(1,245)

Total common stock	2,114,101	2,066,132

Accumulated other comprehensive income (loss):
Pension and other postretirement benefits (Note 8)	(19,263)	(97,277)
Derivative instruments	31,531	262,397

Total accumulated other comprehensive income	12,268	165,120

Retained earnings	1,319,747	1,193,712

Total common stock equity	3,446,116	3,424,964

TOTAL LIABILITIES AND COMMON STOCK EQUITY	$11,455,943	$11,322,645

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$327,255	$176,267	$243,195
Adjustments to reconcile net income to net cash provided by operating activities:
Silverhawk impairment loss	—	91,025	—
Regulatory disallowance	—	138,562	—
Equity earnings in Phoenix Suns partnership	—	—	(34,594)
Depreciation and amortization including nuclear fuel	386,760	381,604	432,161
Deferred fuel and purchased power	(252,849)	(172,756)	—
Deferred fuel and purchased power amortization	265,337	—	—
Allowance for equity funds used during construction	(14,312)	(11,191)	(4,885)
Deferred income taxes	27,738	(23,806)	(113,850)
Change in mark-to-market valuations	28,464	(11,670)	(18,915)
Changes in current assets and liabilities:
Customer and other receivables	9,189	(38,763)	(11,056)
Materials, supplies and fossil fuel	(9,094)	(16,836)	2,621
Other current assets	10,673	(28,215)	25,380
Accounts payable	(46,055)	(6,392)	85,344
Accrued taxes	(22,329)	43,624	175,842
Other current liabilities	21,763	1,567	10,561
Proceeds from the sale of real estate assets	34,990	16,218	80,035
Real estate investments	(126,229)	(88,055)	(62,812)
Change in risk management and trading – liabilities	(133,197)	110,393	13,018
Collateral	(165,828)	192,040	12,619
Change in pension and other postretirement liabilities	7,488	3,116	23,822
Change in other long-term assets	20,330	(97,893)	(39,215)
Change in other long-term liabilities	23,408	71,457	31,621

Net cash flow provided by operating activities	393,502	730,296	850,892

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(737,779)	(633,532)	(538,842)
Capitalized interest	(20,990)	(12,018)	(16,311)
Purchase of Sundance Plant	—	(185,046)	—
Proceeds from the sale of Silverhawk	207,620	—	90,967
Proceeds from the sale of the Phoenix Suns partnership	—	—	23,101
Purchases of investment securities	(1,439,404)	(2,962,278)	(1,040,955)
Proceeds from sale of investment securities	1,406,704	3,143,481	951,630
Proceeds from nuclear decommissioning trust sales	254,651	186,215	123,795
Investment in nuclear decommissioning trust	(275,393)	(204,633)	(135,239)
Proceeds from sale of real estate investments	39,621	82,719	—
Other	(3,763)	—	(3,072)

Net cash flow used for investing activities	(568,733)	(585,092)	(544,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	757,636	1,088,815	478,328
Repayment of long-term debt	(527,864)	(1,288,034)	(604,015)
Short-term borrowings and payments – net	9,911	(46,413)	(15,051)
Dividends paid on common stock	(201,220)	(186,677)	(166,772)
Common stock equity issuance	39,548	298,168	18,291
Other	30,427	(20,426)	9,690

Net cash flow provided by (used for) financing activities	108,438	(154,567)	(279,529)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(66,793)	(9,363)	26,437

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	154,003	163,366	136,929

CASH AND CASH EQUIVALENTS AT END OF YEAR	$87,210	$154,003	$163,366

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes paid, net of refunds	$157,245	$86,711	$66,447
Interest paid, net of amounts capitalized	$153,503	$181,975	$191,865
See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
COMMON STOCK (Note 7)
Balance at beginning of year	$2,067,377	$1,769,047	$1,744,354
Issuance of common stock	39,420	298,330	18,291
Other	7,753	—	6,402

Balance at end of year	2,114,550	2,067,377	1,769,047

TREASURY STOCK (Note 7)
Balance at beginning of year	(1,245)	(428)	(3,273)
Purchase of treasury stock	(229)	(1,601)	(2,986)
Reissuance of treasury stock used for stock compensation, net	1,025	784	5,831

Balance at end of year	(449)	(1,245)	(428)

RETAINED EARNINGS
Balance at beginning of year	1,193,712	1,204,122	1,127,699
Net income	327,255	176,267	243,195
Common stock dividends	(201,220)	(186,677)	(166,772)

Balance at end of year	1,319,747	1,193,712	1,204,122

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	165,120	(22,545)	(39,001)
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of ($137,606), $179,927 and $31,117	(214,777)	281,019	48,226
Reclassification of realized gain to income, net of tax benefit of ($10,308), ($50,056) and ($10,695)	(16,089)	(77,865)	(16,546)
Minimum pension liability adjustment, net of tax expense (benefit) of $28,245, ($9,526) and ($9,756)	44,086	(15,489)	(15,224)
Adjustment to reflect a change in accounting for pension and other postretirement benefits, net of tax expense of $22,412 (Note 8)	33,928	—	—

Balance at end of year	12,268	165,120	(22,545)

TOTAL COMMON STOCK EQUITY	$3,446,116	$3,424,964	$2,950,196

COMPREHENSIVE INCOME
Net income	$327,255	$176,267	$243,195
Other comprehensive income (loss)	(186,780)	187,665	16,456

Comprehensive income	$140,475	$363,932	$259,651

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Consolidation and Nature of Operations
     Pinnacle West’s Consolidated Financial Statements include the accounts of Pinnacle West and our subsidiaries: APS, Pinnacle West Energy (dissolved as of August 31, 2006), APS Energy Services, SunCor, El Dorado and Pinnacle West Marketing & Trading. See Note 22 for a discussion of the sale of NAC in November 2004. Significant intercompany accounts and transactions between the consolidated companies have been eliminated.
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
Derivative Accounting
     We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas and emissions allowances and in interest rates. We manage risks associated with these market fluctuations by utilizing various instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we use such instruments to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     For non-exchange traded contracts, we calculate fair market value based on the average of the bid and offer price, discounted to reflect net present value. We maintain certain valuation adjustments for a number of risks associated with the valuation of future commitments. These include valuation adjustments for liquidity and credit risks based on the financial condition of counterparties. The liquidity valuation adjustment represents the cost that would be incurred if all unmatched positions were closed-out or hedged.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     See Note 2 for information about a new accounting standard on fair value measurements.
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
     The detail of regulatory assets is as follows (dollars in millions):

	December 31,
	2006	2005
Pension and other postretirement benefits (Note 8)	$473	$—
Deferred fuel and purchased power (a) (Note 3)	160	173
Deferred fuel and purchased power – mark-to-market	62	—
Competition rules compliance charge (a)	34	42
Deferred compensation	28	25
Regulatory asset for deferred income taxes	27	19
Loss on reacquired debt (b)	17	18
Other	45	47

Total regulatory assets	$846	$324

(a)	Subject to a carrying charge.

(b)	See “Reacquired Debt Costs” below.
     The detail of regulatory liabilities is as follows (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2006	2005
Removal costs (a)	$387	$385
Regulatory liability related to asset retirement obligations	133	101
Tax benefit of Medicare subsidy	46	—
Deferred fuel and purchased power – mark-to-market	—	31
Regulatory liability for deferred income taxes	15	24
Deferred interest income (b)	18	22
Deferred gains on utility property (b)	20	20
Other	16	9

Total regulatory liabilities	$635	$592

(a)	In accordance with SFAS No. 71, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)	Subject to a carrying charge.
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
     We record depreciation on utility plant on a straight-line basis over the remaining useful life of the related assets. The approximate remaining average useful lives of our utility property at December 31, 2006 were as follows:

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Fossil plant – 19 years;

•	Nuclear plant – 18 years;

•	Other generation – 28 years;

•	Transmission – 40 years;

•	Distribution – 28 years; and

•	Other – 6 years.
     For the years 2004 through 2006, the depreciation rates ranged from a low of 1.18% to a high of 11.43%. The weighted-average rate was 3.14 % for 2006, 3.0% for 2005 and 3.36% for 2004. We depreciate non-utility property and equipment over the estimated useful lives of the related assets, ranging from 3 to 34 years.
Investments
     El Dorado accounts for its investments using the equity (if significant influence) and cost (less than 20% ownership) methods. See Note 22 for a discussion of the sale of NAC.
     The Company’s investments in the nuclear decommissioning trust fund are reviewed in accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” See Note 12 for information for more information in these investments.
Capitalized Interest
     Capitalized interest represents the cost of debt funds used to finance non-regulated construction projects. The rate used to calculate capitalized interest was a composite rate of 6.8% for 2006, 5.7% for 2005 and 4.9% for 2004. Capitalized interest ceases to accrue when construction is complete.
Allowance for Funds Used During Construction
     AFUDC represents the approximate net composite interest cost of borrowed funds and an allowed return on the equity funds used for construction of regulated utility plant. APS’ allowance for borrowed funds is included in capitalized interest on the Consolidated Financial Statements. Plant construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation.
     AFUDC was calculated by using a composite rate of 8.0% for 2006, 7.7% for 2005 and 8.4% for 2004. APS compounds AFUDC monthly and ceases to accrue AFUDC when construction work is completed and the property is placed in service.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Revenues from our Native Load customers and non-derivative instruments are reported on a gross basis on Pinnacle West’s Consolidated Statements of Income. In the electricity business, some contracts to purchase energy are netted against other contracts to sell energy. This is called a “book-out” and usually occurs for contracts that have the same terms (quantities and delivery points) and for which power does not flow. We net these book-outs, which reduces both revenues and purchased power and fuel costs.
     All gains and losses (realized and unrealized) on energy trading contracts that qualify as derivatives are included in marketing and trading revenues on the Consolidated Statements of Income on a net basis.
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
Real Estate Investments
     Real estate investments primarily include SunCor’s land, residential inventory, commercial property and investments in joint ventures. Land includes acquisition costs, infrastructure costs, property taxes and capitalized interest directly associated with the acquisition and development of each project. Land under development and land held for future development are stated at accumulated cost, except that, to the extent that such land is believed to be impaired, it is written down to fair value. Land held for sale is stated at the lower of accumulated cost or estimated fair value less costs to sell. Residential inventory consists of construction costs, improved lot costs, capitalized interest and property taxes on homes and condos under construction. Residential inventory is stated at the lower of accumulated cost or estimated fair value less costs to sell. Investments in joint ventures for which SunCor does not have a controlling financial interest are not consolidated but are accounted for using the equity method of accounting. In addition, see Note 22 – Discontinued Operations.
Cash and Cash Equivalents
     We consider all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     APS also charges nuclear fuel expense for the interim storage and permanent disposal of spent nuclear fuel. The DOE is responsible for the permanent disposal of spent nuclear fuel, and it charges APS $0.001 per kWh of nuclear generation. See Note 11 for information about spent nuclear fuel disposal and Note 12 for information on nuclear decommissioning costs.
Income Taxes
     Income taxes are provided using the asset and liability approach prescribed by SFAS No. 109, “Accounting for Income Taxes.” We file our federal income tax return on a consolidated basis and we file our state income tax returns on a consolidated or unitary basis. In accordance with our intercompany tax sharing agreement, federal and state income taxes are allocated to each subsidiary as though each subsidiary filed a separate income tax return. Any difference between that method and the consolidated (and unitary) income tax liability is attributed to the parent company. The income tax liability accounts reflect the tax and interest associated with management’s estimate of the most probable resolution of all known and measurable tax exposures. See Note 4. Also, see Note 2 for information regarding new accounting guidance on income taxes.
Reacquired Debt Costs
     APS defers gains and losses incurred upon early retirement of debt. These costs are amortized equally on a monthly basis over the remaining life of the original debt consistent with its ratemaking treatment.
Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application method. Because the fair value recognition provisions of both SFAS No. 123 and SFAS No. 123(R) are materially consistent with respect to our stock-based compensation plans, the adoption of SFAS No. 123(R) did not have a material impact on our financial statements.
     In 2004, there was an immaterial difference between the stock compensation expense recorded in net income and the proforma stock compensation expense in accordance with SFAS No. 123.
Intangible Assets and Emission Allowance Inventory
     We have no goodwill recorded and have separately disclosed other intangible assets, primarily software, on Pinnacle West’s Consolidated Balance Sheets in accordance with SFAS No.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
142, “Goodwill and Other Intangible Assets.” The intangible assets are amortized over their finite useful lives. Amortization expense was $39 million in 2006, $33 million in 2005 and $34 million in 2004. Estimated amortization expense on existing intangible assets over the next five years is $34 million in 2007, $20 million in 2008, $12 million in 2009, $10 million in 2010 and $5 million in 2011. At December 31, 2006, the weighted average remaining amortization period for intangible assets is 3 years.
     We account for our emission allowances at the lower of cost or market.
2. New Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This guidance requires us to recognize the tax benefits of an uncertain tax position if it is more likely than not that the benefit will be sustained upon examination by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold must be recognized in the financial statements at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating this new guidance and believe it will not have a material impact on retained earnings.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating this new guidance.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for us on January 1, 2008. We are currently evaluating the impact of this new standard.
     See the following Notes for information about new accounting standards:
•	See Note 8 and Note S-6 for a discussion of SFAS No. 158 on pension and other postretirement plans.

•	See Note 16 for a discussion of the accounting standard (SFAS No. 123(R)) on stock-based compensation.
3. Regulatory Matters
APS General Rate Case
     On December 15, 2006, hearings concluded in APS’ general rate case before the ACC. APS is requesting a 20.4%, or $434.6 million, increase in its annual retail electricity revenues, designed to recover the following (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Annual
	Revenue	Percentage
	Increase	Increase
Increased fuel and purchased power	$314.4	14.8%
Capital structure update	98.3	4.6%
Rate base update, including acquisition of Sundance Plant	46.2	2.2%
Pension funding	41.3	1.9%
Other items	(65.6)	(3.1)%

Total increase	$434.6	20.4%

     The request is based on (a) a rate base of $4.5 billion as of September 30, 2005; (b) a base rate for fuel and purchased power costs of $0.0325 per kWh based on estimated 2007 prices; and (c) a capital structure of 45% long-term debt and 55% common stock equity, with a weighted-average cost of capital of 8.73% (5.41% for long-term debt and 11.50% for common stock equity). If the ACC approves the requested base rate increase for fuel and purchased power costs, subsequent PSA rate adjustments and/or PSA surcharges would be reduced because more of such costs would be recovered in base rates. See “Power Supply Adjustor” below.
     APS has also suggested three additional measures for the ACC’s consideration to improve APS’ financial metrics while benefiting APS’ customers in the long run:
•	Allowing accelerated depreciation to address the large imbalance between APS’ capital expenditures (estimated to average more than $900 million per year from 2007 through 2009) and its recovery of those expenses (in discussing this measure, APS assumed an increase of $50 million per year in allowed depreciation expense, which would increase APS’ revenue requirement by that same amount );

•	Placing generation and distribution construction work in progress (“CWIP”) in rate base (in discussing this measure, APS assumed the inclusion of its June 30, 2006 CWIP balance of $261 million in rate base, which would increase APS’ revenue requirement by about $33 million); and

•	Approving an “attrition adjustment” to provide APS a reasonable opportunity to earn an authorized return on equity given overall cost increases and higher levels of construction needed to accommodate ongoing customer growth (APS suggested a minimum attrition adjustment that would increase the allowed return on equity by 1.7% to 4.1%).
     The following table summarizes key rate case positions of APS, the ACC staff and the Arizona Residential Utility Consumer Office (“RUCO”), which the Arizona legislature established to represent the interests of residential utility consumers before the ACC:

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	APS (a)		ACC Staff (b)		RUCO (b)
	Annual		Annual		Annual
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
	Increase	Increase	Increase	Increase	Increase	Income
Annual revenue increase (decrease)
Increased fuel and purchased power	$314.4	14.8%	$193.5	9.2%	$280.0	13.2%
Non-fuel components	120.2	5.6%	(1.0)	(0.1)%	(68.0)	(3.2)%

Total	$434.6	20.4%	$192.5	9.1%	$212.0	10.0%

Base fuel rate (¢kWh)	3.25 ¢		2.80 ¢		3.12 ¢

Return on equity	11.5%		10.25%		9.25%

Capital structure
Long-term debt	45%		45%		50%
Common equity	55%		55%		50%

Rate base	$4.5 billion		$4.5 billion		$4.5 billion

Test year ended	9/30/2005		9/30/2005		9/30/2005

(a)	APS rejoinder testimony (10/4/06).

(b)	Final position per post-hearing brief and/or final schedules (1/22/07). The ACC staff has also recommended that the ACC establish minimum three-year capacity factor targets for Palo Verde based on a three-year average of Palo Verde performance as compared to a group of comparable nuclear plants, with the ACC to review the recovery of any incremental fuel and replacement power costs attributable to Palo Verde not meeting the minimum targets.
     Other intervenors in the rate case include Arizonans for Electric Choice and Competition (“AECC”), a business coalition that advocates on behalf of retail electric customers in Arizona; and Phelps Dodge Mining Company (“Phelps Dodge”). In jointly-filed testimony, AECC and Phelps Dodge recommended that the ACC reduce APS’ requested annual increase by at least $134 million.
Interim Rate Increase
     On January 6, 2006, APS filed with the ACC an application requesting an emergency interim rate increase of $299 million, or approximately 14%, to be effective April 1, 2006. APS later reduced this request to $232 million, or approximately 11%, due to a decline in expected 2006 natural gas and wholesale power prices. The purpose of the emergency interim rate increase was solely to address APS’ under-collection of higher annual fuel and purchased power costs. On May 2, 2006, the ACC approved an order in this matter that, among other things:
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On December 8, 2006, the ACC approved APS’ request to continue the interim PSA adjustor until rates become effective as a result of the general rate case.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ACC has removed the cap pending the ACC’s final ruling on APS’ pending request in the general rate case to have the cap eliminated or substantially raised;

•	the adjustment is made annually each February 1st and goes into effect automatically unless suspended by the ACC;

•	the PSA will remain in effect for a minimum five-year period, but the ACC may eliminate the PSA at any time, if appropriate, in the event APS files a rate case before the expiration of the five-year period (which APS did by filing the general rate case noted above) or if APS does not comply with the terms of the PSA; and

•	APS is prohibited from requesting PSA surcharges until after the PSA annual adjustor rate has been set each year. The amount available for potential PSA surcharges will be limited to the amount of accumulated deferrals through the prior year-end, which are not expected to be recovered through the annual adjustor or any PSA surcharges previously approved by the ACC.
     2007 PSA Annual Adjustor The annual adjustor rate is set for twelve-month periods beginning February 1 of each year. The current PSA annual adjustor rate was set at $0.003987 per kWh effective February 1, 2007, down slightly from the maximum $0.004 annual adjustor rate effective February 1, 2006. The new adjustor rate (a) essentially maintains the approximate 5% retail rate increase that took effect February 1, 2006 as a result of the 2006 PSA Annual Adjustor and which expired on February 1, 2007 and (b) is designed to recover approximately $109 million of deferred fuel and purchased power costs over the twelve-month period that began February 1, 2007.
     Surcharge for Certain 2005 PSA Deferrals On April 12, 2006, the ACC approved APS’ request to recover $15 million of 2005 PSA deferrals over a twelve-month period beginning May 2, 2006, representing a temporary rate increase of approximately 0.7%. Approximately $45 million of 2005 PSA deferrals remain subject to a pending application (see “PSA Deferrals Related to Unplanned Palo Verde Outages” below).
     PSA Deferrals Related to Unplanned Palo Verde Outages On February 2, 2006, APS filed with the ACC an application to recover approximately $45 million over a twelve-month period, representing a temporary rate increase of approximately 1.9%, proposed to begin no later than the ACC’s completion of its inquiry regarding the unplanned 2005 Palo Verde outages. On August 17, 2006, the ACC staff filed a report with the ACC recommending that the ACC disallow approximately $17.4 million ($10 million after income taxes) of the $45 million request. The report alleges that four of the eleven Palo Verde outages in 2005 were “avoidable,” three of which resulted in the recommended disallowance. The report also finds, among other things, that:
•	Three of the outages were due to “faulty or defective vendor supplied equipment” and concludes that APS’ actions were not imprudent in connection with these outages. The report recommends, however, that the ACC evaluate “the degree to which APS has sought appropriate legal or other remedies” in connection with these outages and that APS “be given the opportunity to demonstrate the steps that it has taken in this regard.”

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	“Additional investigation will be needed to determine the cause of and responsibility for” the Palo Verde Unit 1 outage resulting from vibration levels in one of the Unit’s shutdown cooling lines.
     The report also recommends that the ACC establish minimum three-year capacity factor targets for Palo Verde based on a three-year average of Palo Verde performance as compared to a group of comparable nuclear plants, with the ACC to review the recovery of any incremental fuel and replacement power costs attributable to Palo Verde not meeting the minimum targets.
     APS disagrees with, and will contest, the report’s recommendation that the ACC disallow a portion of the $45 million of PSA deferrals. Under ACC regulations, prudent investments are those “which under ordinary circumstances would be deemed reasonable and not dishonest or obviously wasteful” and “investments [are] presumed to have been prudently made, and such presumptions may be set aside only by clear and convincing evidence that such investments were imprudent.” APS believes the expenses in question were prudently incurred and, therefore, are recoverable. At the request of the ACC staff, this matter is being addressed by the ACC as part of APS’ pending general rate case.
     As noted under “Interim Rate Increase” above, the ACC has directed the ACC staff to conduct a “prudence audit” on unplanned 2006 Palo Verde outage costs. PSA deferrals related to these 2006 outages are estimated to be about $79 million through December 31, 2006. APS believes these expenses were prudently incurred and, therefore, are recoverable.
Proposed Modifications to PSA (Requested In General Rate Case)
     In its pending general rate case, APS has requested the following modifications to the PSA:
•	The cumulative plus or minus $0.004 per kWh limit from the base fuel amount over the life of the PSA would be eliminated, while the maximum plus or minus $0.004 per kWh limit to changes in the adjustor rate in any one year would remain in effect;

•	The $776.2 million annual limit on the retail fuel and purchased power costs under APS’ current base rates and the PSA would be removed or increased (although APS may defer fuel and purchased power costs above $776.2 million per year pending the ACC’s final ruling on APS’ pending request to have the cap eliminated or substantially raised);

•	The current provision that APS is required to file a surcharge application with the ACC after accumulated pretax PSA deferrals equal $50 million and before they equal $100 million would be eliminated, thereby giving APS flexibility in determining when a surcharge filing should be made; and

•	The costs of renewable energy and capacity costs attributable to purchased power obtained through competitive procurement would be excluded from the existing 90/10 sharing arrangement under which APS absorbs 10% of the retail fuel and purchased power costs above the base fuel amount and retains 10% of the benefit from retail fuel and purchased power costs that are below the base fuel amount.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The ACC staff has recommended the following potential changes to the PSA:
•	Establishing the PSA annual adjustor, beginning in 2007, based on projected fuel costs rather than historical fuel costs; and

•	Removing all existing limitations on fuel cost recovery, including the 90/10 sharing arrangement.
     The following table shows the changes in the deferred fuel and purchase power regulatory asset in 2006 and 2005 (dollars in millions):

	2006	2005
Deferred fuel and purchased power regulatory asset-beginning balance	$173	$—
Deferred fuel and purchase power costs-current period	244	171
Interest on deferred fuel	8	2
Amounts recovered through revenues	(265)	—

Deferred fuel and purchase power regulatory asset-ending balance	$160	$173

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     See Note 2 for a discussion of a new accounting standard related to uncertain tax positions.
     In 2006 and 2004, we resolved certain prior-year issues with the taxing authorities and recorded tax benefits associated with tax credits and other reductions to income tax expense.
     The components of income tax expense are as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$110,029	$107,837	$200,133
State	21,507	13,064	48,054

Total current	131,536	120,901	248,187

Deferred:
Income from continuing operations	31,452	11,930	(113,850)
Discontinued operations	—	(35,736)	—

Total deferred	31,452	(23,806)	(113,850)

Total income tax expense	162,988	97,095	134,337
Less: income tax expense (benefit) on discontinued operations	6,570	(29,797)	(1,805)

Income tax expense – continuing operations	$156,418	$126,892	$136,142

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following chart compares pretax income from continuing operations at the 35% federal income tax rate to income tax expense – continuing operations (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Federal income tax expense at 35% statutory rate	$165,746	$122,519	$133,956
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	17,309	11,981	14,460
Credits and favorable adjustments related to prior years resolved in current year	(14,028)	—	(6,138)
Medicare Subsidy Part-D	(3,156)	(2,733)	(1,778)
Allowance for equity funds used during construction (see Note 1)	(4,679)	(3,694)	(1,547)
Other	(4,774)	(1,181)	(2,811)

Income tax expense – continuing operations	$156,418	$126,892	$136,142

     The following table shows the net deferred income tax liability recognized on the Consolidated Balance Sheets (dollars in thousands):

	December 31,
	2006	2005
Current asset	$982	$—
Current liability	—	(94,710)
Long-term liability	(1,225,798)	(1,225,253)

Accumulated deferred income taxes – net	$(1,224,816)	$(1,319,963)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The components of the net deferred income tax liability were as follows (dollars in thousands):

	December 31,
	2006	2005
DEFERRED TAX ASSETS
Risk management and trading activities	$280,152	$323,696
Regulatory liabilities:
Asset retirement obligation	203,846	189,726
Federal excess deferred income taxes	12,714	14,446
Deferred fuel and purchased power – mark-to-market	—	11,923
Tax benefit of Medicare subsidy	18,214	—
Other	27,283	29,720
Pension and other postretirement liabilities	272,484	83,753
Deferred gain on Palo Verde Unit 2 sale leaseback	16,160	17,868
Other	73,811	91,015

Total deferred tax assets	904,664	762,147

DEFERRED TAX LIABILITIES
Plant-related	(1,509,812)	(1,426,158)
Risk management and trading activities	(285,961)	(524,940)
Regulatory assets:
Deferred fuel and purchased power	(62,889)	(67,461)
Deferred fuel and purchased power – mark-to-market	(24,427)	—
Pension and other postretirement benefits	(185,602)	—
Other	(60,789)	(63,551)

Total deferred tax liabilities	(2,129,480)	(2,082,110)

Accumulated deferred income taxes – net	$(1,224,816)	$(1,319,963)

5. Lines of Credit and Short-Term Borrowings
     Pinnacle West had committed lines of credit of $300 million at December 31, 2006 and December 31, 2005, which were available either to support the issuance of up to $250 million in commercial paper or to be used for bank borrowings, including issuance of letters of credit. The current line terminates in December 2010. Pinnacle West had no outstanding borrowings at December 31, 2006 and December 31, 2005. Pinnacle West had approximately $4 million of letters of credit issued under the line at December 31, 2006 and approximately $11 million of letters of credit issued under the line at December 31, 2005 ($7 million of which terminated as a result of the sale of Silverhawk – see Note 22). The commitment fees were 0.15% in 2006 and 2005. Pinnacle West had commercial paper borrowings of $28 million outstanding at December 31, 2006 and none at December 31, 2005. All Pinnacle West and APS bank lines of credit and commercial paper agreements are unsecured.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     APS had two committed lines of credit with various banks totaling $900 million at December 31, 2006 and one committed line of credit of $400 million at December 31, 2005, all of which were available either to support the issuance of up to $250 million in commercial paper or to be used for bank borrowings, including the issuance of letters of credit. The $400 million line terminates in December 2010 and the $500 million line terminates in September 2011. APS may increase the $500 million line to $600 million if certain conditions are met. The commitment fees for these lines of credit were 0.10% and 0.11% at December 31, 2006 and 0.11% at December 31, 2005. APS had no bank borrowings outstanding under these lines of credit at December 31, 2006 and 2005. APS had approximately $4 million of letters of credit issued under the $400 million line at December 31, 2006.
     APS had no commercial paper borrowings outstanding at December 31, 2006 and 2005. By Arizona statute, APS’ short-term borrowings cannot exceed 7% of its total capitalization unless approved by the ACC.
     SunCor had revolving lines of credit totaling $170 million at December 31, 2006 maturing in October 2008 and December 2008, and $150 million at December 31, 2005. The commitment fees were 0.125% in 2006 and 2005 for the $150 million line of credit. The commitment fees for the $20 million line of credit were 0.50% in 2006. SunCor had $118 million outstanding at December 31, 2006 and $123 million outstanding at December 31, 2005. The weighted-average interest rate was 7.09% at December 31, 2006 and 5.93% at December 31, 2005. Interest was based on LIBOR plus 2.0% for 2006 and LIBOR plus 1.5% for 2005. The balance is included in long-term debt on the Consolidated Balance Sheets at December 31, 2006 and 2005. SunCor had other short-term loans in the amount of $8 million at December 31, 2006 and $16 million at December 31, 2005. These loans are made up of multiple notes primarily with variable interest rates based on LIBOR plus 2.5% at December 31, 2006 and LIBOR plus 2.25% and 2.50% or prime plus 1.75% at December 31, 2005.
6. Long-Term Debt
     Substantially all of APS’ debt is unsecured. SunCor’s short and long-term debt is collateralized by interests in certain real property and Pinnacle West’s debt is unsecured. The following table presents the components of long-term debt on the Consolidated Balance Sheets outstanding at December 31, 2006 and 2005 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			December 31,
	Maturity	Interest
	Dates (a)	Rates	2006	2005
APS

Pollution control bonds	2024-2034	(b )	$565,855	$565,855
Pollution control bonds with senior notes	2029	5.05%	90,000	90,000
Unsecured notes	2011	6.375%	400,000	400,000
Unsecured notes	2012	6.50%	375,000	375,000
Unsecured notes	2033	5.625%	200,000	200,000
Unsecured notes	2015	4.650%	300,000	300,000
Unsecured notes	2014	5.80%	300,000	300,000
Secured note	2014	6.00%	1,592	1,745
Senior notes (c)	2006	6.75%	—	83,695
Senior notes	2035	5.50%	250,000	250,000
Senior notes (c)	2016	6.25%	250,000	—
Senior notes (c)	2036	6.875%	150,000	—
Unamortized discount and premium			(9,857)	(9,151)
Capitalized lease obligations	2009-2012	(d )	5,880	8,179

Subtotal (e)			2,878,470	2,565,323

SUNCOR
Notes payable	2008	(f )	180,316	129,040
Capitalized lease obligations	2007-2010	6.25%	328	266

Subtotal			180,644	129,306

PINNACLE WEST
Senior notes (g)	2006	6.40%	—	298,518
Senior notes (h)	2011	5.91%	175,000	—
Unamortized discount and premium			—	(29)
Capitalized lease obligations	2007	5.45%	115	284

Subtotal			175,115	298,773

Total long-term debt			3,234,229	2,993,402
Less current maturities			1,596	384,947

TOTAL LONG-TERM DEBT LESS CURRENT MATURITIES			$3,232,633	$2,608,455

(a)	This schedule does not reflect the timing of redemptions that may occur prior to maturity.

(b)	The weighted-average rate was 3.77% at December 31, 2006 and 3.25% at December 31, 2005. Changes in short-term interest rates would affect the costs associated with this debt.

(c)	On August 3, 2006, APS issued $250 million 6.25% notes due 2016 and $150 million 6.875% notes due 2036. A portion of the proceeds was used to repay outstanding commercial paper balances and $84 million of its 6.75% senior note that matured November 15, 2006. The remainder may be used to fund its construction program and other general corporate purposes.

(d)	The weighted-average interest rate was 6.20% at December 31, 2006 and 5.81% at December 31, 2005. Capital leases are included in property, plant and equipment on the Consolidated Balance Sheets.

(e)	APS’ long-term debt less current maturities was $2.878 billion at December 31, 2006 and $2.48 billion at December 31, 2005. APS’ current maturities of long-term debt were $1 million at December 31, 2006 and $86 million at December 31, 2005.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(f)	SunCor had $118 million outstanding at December 31, 2006 under its revolving line of credit. The weighted-average interest rate was 7.08% at December 31, 2006. The remaining amount of approximately $62 million at December 31, 2006 was made up of multiple notes with variable interest rates based on the lenders’ prime rates plus 1.75% and 2.0% or LIBOR plus 2.25%. There is also a note at a fixed rate of 4.25%. SunCor had $123 million outstanding at December 31, 2005 under its revolving line of credit. The weighted-average interest rate was 5.93% at December 31, 2005. The remaining amount of approximately $6 million at December 31, 2005 was made up of multiple notes with variable interest rates based on the lenders’ prime rates plus 0.25% or LIBOR plus 2.00%.
(g)	On April 3, 2006 Pinnacle West repaid $300 million of its 6.40% senior notes. Pinnacle West used proceeds from the issuance of its $175 million 5.91% senior notes issued on February 28, 2006, and commercial paper to repay the notes.
(h)	On February 28, 2006, Pinnacle West entered into a $200 million Senior Notes Uncommitted Master Shelf Agreement with Prudential Investment Management Inc. (“Prudential”). Under the terms of the agreement, Pinnacle West may offer up to $200 million of its senior notes for purchase by Prudential at any time prior to December 31, 2007. The maturity of the notes cannot exceed five years. On February 28, 2006, Pinnacle West issued $175 million of its 5.91% senior notes, series A, to Prudential. A portion of the proceeds was used to repay its $300 million debt (see note f).
     Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include debt to capitalization ratios. Certain of APS’ bank financing arrangements also include an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization cannot exceed 65%. At December 31, 2006, the ratio was approximately 48% for Pinnacle West and 46% for APS. The provisions regarding interest coverage require a minimum cash coverage of two times the interest requirements for APS. The interest coverage was approximately 4.7 times under APS’ bank financing agreements as of December 31, 2006. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.
     Neither Pinnacle West’s nor APS’ financing agreements contain “rating triggers” that would result in an acceleration of the required interest and principal payments in the event of a rating downgrade. However, in the event of a rating downgrade, Pinnacle West and/or APS may be subject to increased interest costs under certain financing agreements.
     All of Pinnacle West’s loan agreements contain “cross-default” provisions that would result in defaults and the potential acceleration of payment under these loan agreements if Pinnacle West or APS were to default under certain other material agreements. All of APS’ bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under certain other material agreements. Pinnacle West and APS do not have a material adverse change restriction for revolver borrowings.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table shows principal payments due on Pinnacle West’s and APS’ total long-term debt and capitalized lease requirements (dollars in millions):

Year	Pinnacle West	APS
2007	$2	$1
2008	169	1
2009	8	1
2010	229	224
2011	576	401
Thereafter	2,260	2,260

Total	$3,244	$2,888

7. Common Stock and Treasury Stock
     Our common stock and treasury stock activity during each of the three years 2006, 2005 and 2004 is as follows (dollars in thousands):

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	91,379,947	$1,744,354	(92,015)	$(3,273)

Common stock issuance	422,914	18,291	—	—
Purchase of treasury stock	—	—	(80,000)	(2,986)
Reissuance of treasury stock for stock compensation (net)	—	—	162,493	5,831
Other	—	6,402	—	—

Balance at December 31, 2004	91,802,861	1,769,047	(9,522)	(428)

Common stock issuance (a)	7,274,272	298,330	—	—
Purchase of treasury stock (b)	—	—	(28,124)	(1,601)
Reissuance of treasury stock for stock compensation (net)	—	—	17,588	784
Other	—	—	—	—

Balance at December 31, 2005	99,077,133	2,067,377	(20,058)	(1,245)

Common stock issuance	883,933	39,420	—	—
Purchase of treasury stock (b)	—	—	(5,505)	(229)
Reissuance of treasury stock for stock compensation (net)	—	—	23,144	1,025
Other	—	7,753	—	—

Balance at December 31, 2006	99,961,066	$2,114,550	(2,419)	$(449)

(a)	On May 2, 2005, Pinnacle West issued 6,095,000 shares of its common stock at an offering price of $42 per share, resulting in net proceeds of approximately $248 million. Pinnacle West used the net proceeds for general corporate purposes, including making capital contributions to APS, which, in turn, used such funds to pay a portion of the approximately $190 million purchase price to acquire the Sundance Plant and for other capital expenditures incurred to meet the growing needs of APS’ service territory.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(b)	Represents shares of common stock withheld from certain stock awards for tax purposes.
8. Retirement Plans and Other Benefits
     Pinnacle West sponsors a qualified defined benefit and account balance pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and its subsidiaries. All new employees participate in the account balance plan. A defined benefit plan specifies the amount of benefits a plan participant is to receive using information about the participant. The pension plan covers nearly all employees. The supplemental excess benefit retirement plan covers officers of the Company and highly compensated employees designated for participation by the Board of Directors. Our employees do not contribute to the plans. Generally, we calculate the benefits based on age, years of service and pay.
     We also sponsor other postretirement benefits for the employees of Pinnacle West and our subsidiaries. We provide medical and life insurance benefits to retired employees. Employees must retire to become eligible for these retirement benefits, which are based on years of service and age. For the medical insurance plans, retirees make contributions to cover a portion of the plan costs. For the life insurance plan, retirees do not make contributions. We retain the right to change or eliminate these benefits.
     Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans. The market-related value of our plan assets is their fair value at the measurement date.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This guidance requires us to recognize the underfunded positions of our pension and other postretirement benefit plans on our December 31, 2006 balance sheet. The guidance requires that the offset be reported in other comprehensive income, net of tax; however, because the obligations relate primarily to APS’ regulated operations, the increase in liabilities related to APS’ share is offset by regulatory assets. The following tables provide details of the effects of implementing SFAS Statement No. 158 (dollars in thousands):

	Pension
Incremental Effect of Adopting	Balances	Adoption of	Regulatory	Balance
SFAS No. 158 as of	Before	SFAS No.	Accounting	After
December 31, 2006	Adoption	158	Adjustments	Adoption
Assets:
Intangible asset	$12,932	$(12,932)	$—	$—
Regulatory asset	—	—	318,461	318,461
Liabilities:
Current benefit liability	—	(3,540)	—	(3,540)
Accumulated deferred income taxes - current	—	1,382	—	1,382
Noncurrent benefit liability	(212,262)	(240,243)	—	(452,505)
Accumulated deferred income taxes – long-term	77,838	98,865	(124,359)	52,344
Common Stock Equity:
Accumulated other comprehensive loss	53,192	156,468	(194,102)	15,558

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Other Benefits
Incremental Effect of Adopting	Balances	Adoption of	Regulatory	Balance
SFAS No. 158 as of	Before	SFAS No.	Accounting	After
December 31, 2006	Adoption	158	Adjustments	Adoption
Assets:
Noncurrent benefit asset	$23,589	$(23,589)	$—	$—
Regulatory asset	—	—	154,531	154,531
Liabilities:
Noncurrent benefit liability	—	(136,347)	—	(136,347)
Regulatory liability	—	—	(46,417)	(46,417)
Accumulated deferred income taxes – long-term	3,263	90,335	(42,219)	51,379
Common Stock Equity:
Accumulated other comprehensive loss	—	69,601	(65,895)	3,706
     The following table provides details of the plans’ benefit costs. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants (dollars in thousands):

	Pension			Other Benefits
	2006	2005	2004	2006	2005	2004
Service cost-benefits earned during the period	$47,287	$45,027	$41,207	$19,968	$20,913	$17,557
Interest cost on benefit obligation	92,196	87,189	81,873	34,653	34,223	29,488
Expected return on plan assets	(95,912)	(88,403)	(78,790)	(36,930)	(30,471)	(24,773)
Amortization of:
Transition (asset) obligation	(645)	(3,227)	(3,227)	3,005	3,005	3,005
Prior service cost (credit)	2,401	2,401	2,401	(125)	(125)	(125)
Net actuarial loss	23,366	19,810	17,946	8,662	9,243	7,414

Net periodic benefit cost	$68,693	$62,797	$61,410	$29,233	$36,788	$32,566

Portion of cost charged to expense	$30,912	$26,375	$25,792	$13,155	$15,451	$13,678

APS share of costs charged to expense	$29,203	$24,169	$22,483	$12,428	$14,159	$11,923

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table shows the plans’ changes in the benefit obligations and funded status for the years 2006 and 2005 (dollars in thousands):

	Pension		Other Benefits
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at January 1	$1,596,068	$1,454,244	$585,678	$536,213
Service cost	47,287	45,027	19,968	20,913
Interest cost	92,196	87,189	34,653	34,223
Benefit payments	(49,189)	(46,109)	(16,439)	(16,962)
Actuarial losses (gains)	(19,588)	55,717	(6,875)	11,291
Plan amendments	3,500	—	—	—

Benefit obligation at December 31	1,670,274	1,596,068	616,985	585,678

Change in Plan Assets
Fair value of plan assets at January 1	1,064,848	982,282	416,174	352,084
Actual return on plan assets	148,895	73,298	47,988	27,302
Employer contributions	46,500	52,700	29,233	36,788
Benefit payments	(46,014)	(43,432)	(12,757)	—

Fair value of plan assets at December 31	1,214,229	1,064,848	480,638	416,174

Funded Status at December 31	$(456,045)	$(531,220)	$(136,347)	$(169,504)

     The following table shows the projected benefit obligation and the accumulated benefit obligation for the pension plan in excess of plan assets as of December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Projected benefit obligation	$1,670,274	$1,596,068
Accumulated benefit obligation	1,426,492	1,329,324
Fair value of plan assets	1,214,229	1,064,848
     The following table shows the amounts recognized on the Consolidated Balance Sheets as of December 31, 2006 and 2005 (dollars in thousands):

	Pension		Other Benefits
	2006	2005	2006	2005
Current liability	$(3,540)	$—	$—	$—
Noncurrent (liability) asset	(452,505)	(264,476)	(136,347)	20,245
Intangible asset	—	11,833	—	—
Accumulated other comprehensive loss (pretax)	—	159,602	—	—

Net amount recognized	$(456,045)	$(93,041)	$(136,347)	$20,245

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table shows the details related to accumulated other comprehensive income (pretax) as of December 31, 2006 (dollars in thousands):

		Other
	Pension	Benefits
	2006	2006
Net actuarial loss	$331,054	$143,079
Prior service cost (credit)	12,932	(1,171)
Transition obligation	—	18,029
APS’ portion reclassified as a regulatory asset	(318,461)	(154,531)

Accumulated other comprehensive loss (pretax)	$25,525	$5,406

     The following table shows the estimated amounts that will be amortized from accumulated other comprehensive income and regulatory asset into net periodic benefit cost in 2007 (dollars in thousands):

		Other
	Pension	Benefits
Net actuarial loss	$14,939	$6,173
Prior service cost (credit)	2,715	(125)
Transition obligation	—	3,005

Total amount estimated to be amortized from accumulated other comprehensive income and regulatory asset in 2007	$17,654	$9,053

     The following table shows the weighted-average assumptions used for both the pension and other benefits to determine benefit obligations and net periodic benefit costs:

			Benefit Costs
	Benefit Obligations		For the Years Ended
	As of December 31,		December 31,
	2006	2005	2006	2005
Discount rate-pension	5.90%	5.66%	5.66%	5.84%
Discount rate-other benefits	5.93%	5.68%	5.68%	5.92%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets	N/A	N/A	9.00%	9.00%
Initial health care cost trend rate	8.00%	8.00%	8.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Year ultimate health care trend rate is reached	2011	2010	2010	2009

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In selecting the pretax expected long-term rate of return on plan assets we consider past performance and economic forecasts for the types of investments held by the plan. For the year 2007, we are assuming a 9% long-term rate of return on plan assets, which we believe is reasonable given our asset allocation in relation to historical and expected performance.
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed initial and ultimate health care cost trend rates would have the following effects (dollars in millions):

	1% Increase	1% Decrease
Effect on other postretirement benefits expense, after consideration of amounts capitalized or billed to electric plant participants	$8	$(7)
Effect on service and interest cost components of net periodic other postretirement benefit costs	$11	$(9)
Effect on the accumulated other postretirement benefit obligation	$105	$(87)
Plan Assets
     Pinnacle West’s qualified pension plan asset allocation at December 31, 2006 and 2005 is as follows:

	Percentage of Plan Assets at
	December 31,		Target Asset Allocation
Asset Category:	2006	2005	December 31, 2006
Equity securities	69%	59%	68%
Fixed income	25	26	25%
Other	6	15	7%

Total	100%	100%	100%

     The Board of Directors has delegated oversight of the plan assets to an Investment Management Committee. The investment policy sets forth the objective of providing for future pension benefits by maximizing return consistent with acceptable levels of risk. The primary investment strategies are diversification of assets, stated asset allocation targets and ranges, prohibition of investments in Pinnacle West securities, and external management of plan assets.
     Pinnacle West’s other postretirement benefit plans’ asset allocation at December 31, 2006 and 2005, is as follows:

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Plan Assets at
	December 31,		Target Asset Allocation
Asset Category:	2006	2005	December 31, 2006
Equity securities	74%	69%	70%
Fixed income	25	26	27%
Other	1	5	3%

Total	100%	100%	100%

     The Investment Management Committee, described above, has also been delegated oversight of the plan assets for the other postretirement benefit plans. The investment policy for other postretirement benefit plans’ assets is similar to that of the pension plan assets described above.
Contributions
     The contribution to our pension plan in 2007 is estimated to be approximately $24 million. The contribution to our other postretirement benefit plans in 2007 is estimated to be approximately $25 million. APS’ share is approximately 97% of both plans.
Estimated Future Benefit Payments
     Benefit payments, which reflect estimated future employee service, for the next five years and the succeeding five years thereafter are estimated to be as follows (dollars in thousands):

Year	Pension	Other Benefits (a)
2007	$55,110	$17,410
2008	60,246	18,938
2009	66,346	20,644
2010	73,214	22,805
2011	82,517	25,087
Years 2012-2016	582,230	167,717

(a)	The expected future other benefit payments take into account the Medicare Part D subsidy.
Employee Savings Plan Benefits
     Pinnacle West sponsors a defined contribution savings plan for eligible employees of Pinnacle West and its subsidiaries. In 2006, costs related to APS’ employees represented 97% of the total cost of this plan. In a defined contribution savings plan, the benefits a participant receives result from regular contributions participants make to their own individual account, the Company’s matching contributions and earnings or losses on their investments. Under this plan, the Company matches a percentage of the participants’ contributions in the form of Pinnacle West stock. Participants have an option to transfer the Company matching contributions out of the Pinnacle West Stock Fund to other investment funds within the plan. At December 31, 2006, approximately 20% of total plan assets were in Pinnacle West stock. Pinnacle West recorded expenses for this plan of approximately $6 million for 2006, $6 million for 2005 and $5 million for 2004. APS recorded expenses for this plan of approximately $6 million in 2006, $6 million in 2005 and $5 million in 2004.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Total lease expense recognized in the Consolidated Statements of Income was $72 million in 2006, $71 million in 2005 and $69 million in 2004. APS’ lease expense was $64 million in 2006, $58 million in 2005 and $57 million in 2004.
     The amounts to be paid for the Palo Verde Unit 2 leases are approximately $49 million per year for the years 2007 to 2015.
     Estimated future minimum lease payments for Pinnacle West’s and APS’ operating leases are approximately as follows (dollars in millions):

	Pinnacle West
Year	Consolidated	APS
2007	$79	$72
2008	76	70
2009	72	66
2010	68	63
2011	65	60
Thereafter	253	234

Total future lease commitments	$613	$565

10. Jointly-Owned Facilities
     APS shares ownership of some of its generating and transmission facilities with other companies. Our share of operations and maintenance expense and utility plant costs related to these facilities is accounted for using proportional consolidation. The following table shows APS’ interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2006 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Construction
	Percent		Plant in	Accumulated	Work in
	Owned		Service	Depreciation	Progress
Generating facilities:
Palo Verde Units 1 and 3	29.1%		$1,933,812	$990,600	$56,150
Palo Verde Unit 2 (see Note 9)	17.0%		670,514	282,112	8,298
Four Corners Units 4 and 5	15.0%		159,342	97,486	2,459
Navajo Generating Station Units 1, 2 and 3	14.0%		254,280	137,658	3,440
Cholla common facilities (a)	63.2	%(b)	89,452	47,204	5,616
Transmission facilities:
ANPP 500KV System	35.8	%(b)	79,311	21,432	3,279
Navajo Southern System	31.4	%(b)	34,957	12,421	6,592
Palo Verde – Yuma 500KV System	23.9	%(b)	9,199	3,703	271
Four Corners Switchyards	27.5	%(b)	3,104	1,261	—
Phoenix – Mead System	17.1	%(b)	36,020	4,189	—
Palo Verde – Estrella 500KV System	55.5	%(b)	74,243	2,976	(28)
Harquahala	80.0	%(b)	—	—	243

(a)	PacifiCorp owns Cholla Unit 4 and APS operates the unit for PacifiCorp. The common facilities at Cholla are jointly-owned.

(b)	Weighted average of interests.
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
     APS currently estimates it will incur $147 million (in 2006 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. At December 31, 2006, APS had a regulatory liability of $1 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     NRC Inspection
     In October 2006, the NRC conducted an inspection of the Palo Verde emergency diesel generators after a Palo Verde Unit 3 generator started but did not provide electrical output during routine inspections on July 25 and September 22, 2006. On February 22, 2007, the NRC issued a “white” finding (low to moderate safety significance) for this matter. In connection with its finding, the NRC stated that it would “use the NRC Action Matrix to determine the most appropriate response and any increase in NRC oversight, or actions [APS needs] to take in response to the most recent performance deficiencies” and notify APS of its determination at a later date. Under the NRC’s Action Matrix, this finding, coupled with a previous NRC “yellow” finding relating to a 2004 matter involving Palo Verde’s safety injection systems, will place one or more Palo Verde units in the “multiple/repetitive degraded cornerstone” column of the NRC’s Action Matrix, which will result in an enhanced NRC inspection regimen. APS continues to implement its plan to improve Palo Verde’s operational performance.
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
Fuel and Purchased Power Commitments
     Pinnacle West and APS are parties to various fuel and purchased power contracts with terms expiring between 2007 and 2025 that include required purchase provisions. Pinnacle West estimates the contract requirements to be approximately $366 million in 2007; $259 million in 2008; $241 million in 2009; $221 million in 2010; $191 million in 2011; and $1.3 billion thereafter. APS estimates the contract requirements to be approximately $306 million in 2007; $231 million in 2008; $241 million in 2009; $221 million in 2010; $185 million in 2011; and $1.3 billion thereafter. However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances.
     Of the various fuel and purchased power contracts mentioned above some of those contracts have take-or-pay provisions. The contracts APS has for the supply of its coal supply have take-or-pay provisions. The current take-or-pay coal contracts have terms that expire in 2024.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes our actual and estimated take-or-pay commitments (dollars in millions):

	Actual			Estimated (a)
	2004	2005	2006	2007	2008	2009	2010	2011	Thereafter
Coal take-or-pay commitments	$41	$48	$67	$70	$72	$82	$97	$77	$552

(a)	Total take-or-pay commitments are approximately $950 million. The total net present value of these commitments is approximately $592 million.
Coal Mine Reclamation Obligations
     APS must reimburse certain coal providers for amounts incurred for coal mine reclamation. APS’ coal mine reclamation obligation was $75 million at both December 31, 2006 and December 31, 2005 and is included in Deferred Credits and Other on the Consolidated Balance Sheets.
California Energy Market Issues and Refunds in the Pacific Northwest
     FERC
     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. APS was a seller and a purchaser in the California markets at issue, and to the extent that refunds are ordered, APS should be a recipient as well as a payor of such amounts. The FERC is still considering the evidence and refund amounts have not yet been finalized. However, on September 6, 2005, the Ninth Circuit issued a decision, concluding that the FERC may not order refunds from entities that are not within the FERC’s jurisdiction. Because a number of the entities owing refunds under the FERC’s calculations are not within the FERC’s jurisdiction, this order may affect the level of recovery of refunds due in this proceeding. In addition, on August 8, 2005, the FERC issued an order allowing sellers in the California markets to demonstrate that its refund methodology results in an overall revenue shortfall for their transactions in the relevant markets over a specified time frame. More than twenty sellers made such cost recovery filings on September 14, 2005. On January 26, 2006, the FERC conditionally accepted thirteen of these filings, reducing the refund liability for these sellers. Correspondingly, this will reduce the recovery of total refunds in the California markets. On August 2, 2006, the Ninth Circuit issued a decision on the appropriate temporal scope and the type of transactions that are properly subject to the refund orders. In the decision, the Court preserved the scope of the FERC’s existing refund proceedings, but also expanded it potentially to include additional transactions, remanding the orders to the FERC for further proceedings. Petitions for rehearing on this order are due no later than February 28, 2007. In addition, on December 19, 2006, the Ninth Circuit issued a decision on the appropriate standard of review at the FERC on wholesale power contracts in the refund proceedings, specifically addressing the application of the so-called “just and reasonable” standard as opposed to the “public interest” standard. In so doing, the Ninth Circuit remanded the matter back to the FERC with the requirement that the FERC review the refund matter using the appropriate standard of review. Like the August 2, 2006 Ninth Circuit decision, the December 19, 2006 decision has the potential to expand the existing FERC refund proceedings. We currently believe the refund claims at FERC will have no material adverse impact on our financial position, results of operations, cash flow or liquidity.

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
     The FERC also ordered an evidentiary proceeding to discuss and evaluate possible refunds for wholesale sales in the Pacific Northwest. The FERC affirmed the ALJ’s conclusion that the prices in the Pacific Northwest were not unreasonable or unjust and refunds should not be ordered in this proceeding. This decision has now been appealed to the Ninth Circuit Court of Appeals and oral argument was held on January 8, 2007. Although the FERC ruling in this matter is being appealed and the FERC has not yet calculated the specific refund amounts due in California, we do not expect that the resolution of these issues, as to the amounts alleged in the proceedings, will have a material adverse impact on our financial position, results of operations or cash flows.
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
Construction Program
     Consolidated capital expenditures in 2007 are estimated to be (dollars in millions):

APS	$893
SunCor	131
Other	13

Total	$1,037

Natural Gas Supply
     Pursuant to the terms of a comprehensive settlement entered into in 1996 with El Paso Natural Gas Company, the rates charged for natural gas transportation were subject to a rate moratorium through December 31, 2005.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On July 9, 2003, the FERC issued an order that altered the capacity rights of parties to the 1996 settlement but maintained the cost responsibility provisions agreed to by parties to that settlement. On December 28, 2004, the D.C. Court of Appeals upheld the FERC’s authority to alter the capacity rights of parties to the settlement. With respect to the FERC’s authority to maintain the cost responsibility provisions of the settlement, a party has sought appellate review and is seeking to reallocate the cost responsibility associated with the changed contractual obligations in a way that would be less favorable to APS than under the FERC’s July 9, 2003 order. Should this party prevail on this point, APS’ annual capacity cost could be increased by approximately $3 million per year after income taxes for the period September 2003 through December 2005. This appeal had been stayed pending further consideration by the FERC. On May 26, 2006, the FERC issued an Order on Remand affirming its earlier decision that there is no basis for modifying the settlement rates during the remaining term of the settlement. The party seeking appellate review is continuing to pursue an appeal of this issue and has therefore sought rehearing of the May 26, 2006 order. FERC’s next status report is due to the DC Circuit Court of Appeals by May 2, 2007.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation
     We are party to various other claims, legal actions and complaints arising in the ordinary course of business, including but not limited to environmental matters related to the Clean Air Act, Navajo Nation issues and EPA and ADEQ issues. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or liquidity.
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
     The following schedule shows the change in our asset retirement obligations for 2006 and 2005 (dollars in millions):

	2006	2005
Asset retirement obligations at the beginning of year	$269	$252
Changes attributable to:
Liabilities settled	(2)	(2)
Accretion expense	19	17
Estimated cash flow revisions	(18)	2

Asset retirement obligations at the end of year	$268	$269

     In accordance with SFAS No. 71, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal. See detail of regulatory liabilities in Note 1.
     To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations. APS invests the trust funds in fixed income securities and domestic equity securities. APS applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in accounting for investments in decommissioning trust funds, and classifies these investments as available for sale. As a result, we

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
record the decommissioning trust funds at their fair value on our Consolidated Balance Sheets. Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have recorded the offsetting amount of unrealized gains on investment securities in other regulatory liabilities/assets. The following table summarizes the fair value of APS’ nuclear decommissioning trust fund assets at December 31, 2006 and December 31, 2005 (dollars in millions):

		Total
		Unrealized
	Fair Value	Gains
2006
Equity securities	$164	$63
Fixed income securities	180	3

Total	$344	$66

2005
Equity securities	$150	$50
Fixed income securities	144	3

Total	$294	$53

     The costs of securities sold are determined on the basis of specific identification. The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Year Ended December 31,
	2006	2005	2004
Realized gains	$9	$6	$1
Realized losses	—	(6)	(2)
Proceeds from the sale of securities	255	186	124
     The fair value of fixed income securities summarized by contractual maturities, at December 31, 2006 is as follows (dollars in millions):

Fair Value
Less than one year	$10
1 year - 5 years	47
5 years - 10 years	47
Greater than 10 years	76

Total	$180

13. Selected Quarterly Financial Data (Unaudited)
     The following note presents quarterly financial information for 2006 and 2005.
     Consolidated quarterly financial information for 2006 and 2005 is as follows (dollars in thousands, except per share amounts):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006 Quarter Ended				2006
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$670,206	$925,028	$1,076,442	$730,072	$3,401,748
Operations and maintenance	178,427	168,332	164,396	180,122	691,277
Operating income	57,163	191,197	310,440	60,070	618,870
Income taxes	6,793	49,271	98,836	1,518	156,418
Income from continuing operations	11,595	110,843	184,179	10,526	317,143
Net income	12,455	112,154	184,167	18,479	327,255

	2005 Quarter Ended				2005
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$585,358	$755,342	$955,583	$691,672	$2,987,955
Operations and maintenance	155,084	153,097	158,940	168,706	635,827
Operating income	91,825	178,832	161,845	82,787	515,289
Income taxes	18,570	54,988	40,305	13,029	126,892
Income from continuing operations	29,599	85,101	84,694	23,769	223,163
Net income	24,448	26,735	103,737	21,347	176,267
Earnings per share:

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Basic earnings per share:
Income from continuing operations	$0.12	$1.12	$1.85	$0.11
Net income	0.13	1.13	1.85	0.19

Diluted earnings per share:
Income from continuing operations	$0.12	$1.11	$1.84	$0.10
Net income	0.13	1.13	1.84	0.18

	2005 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Basic earnings per share:
Income from continuing operations	$0.32	$0.88	$0.86	$0.24
Net income	0.27	0.28	1.05	0.22

Diluted earnings per share:
Income from continuing operations	$0.32	$0.88	$0.86	$0.24
Net income	0.27	0.28	1.05	0.22

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Fair Value of Financial Instruments
     We believe that the carrying amounts of our cash equivalents are reasonable estimates of their fair values at December 31, 2006 and 2005 due to their short maturities.
     We hold investments in fixed income securities for purposes other than trading. We believe that the carrying amounts of these investments represent reasonable estimates of their fair values at December 31, 2006 and 2005 due to the short-term reset of interest rates.
     We also hold investments in fixed income and domestic equity securities for purposes other than trading. The December 31, 2006 and 2005 fair values of such investments, which we determine by using quoted market prices, approximate their carrying amount. For further information, see disclosure of cost and fair value of APS’ nuclear decommissioning trust fund assets in Note 12.
     On December 31, 2006, the carrying value of our long-term debt for Pinnacle West, excluding capitalized lease obligations was $3.23 billion, with an estimated fair value of $3.19 billion. The carrying value of our long-term debt for Pinnacle West excluding capitalized lease obligations and interest rate swaps was $2.99 billion on December 31, 2005, with an estimated fair value of $3.00 billion. On December 31, 2006, the carrying value of APS’ long-term debt excluding capitalized lease obligations was $2.87 billion, with an estimated fair value of $2.84 billion. The carrying value of APS’ long-term debt excluding capital lease obligations was $2.56 billion on December 31, 2005, with an estimated fair value of $2.57 billion. The fair value estimates are based on quoted market prices of the same or similar issues.
15. Earnings Per Share
     The following table presents earnings per weighted-average common share outstanding for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Basic earnings per share:
Income from continuing operations	$3.19	$2.31	$2.70
Income (loss) from discontinued operations	0.10	(0.48)	(0.04)

Earnings per share – basic	$3.29	$1.83	$2.66

Diluted earnings per share:
Income from continuing operations	$3.17	$2.31	$2.69
Income (loss) from discontinued operations	0.10	(.49)	(0.03)

Earnings per share – diluted	$3.27	$1.82	$2.66

     Dilutive stock options increased average common shares outstanding by approximately 593,000 shares in 2006, 106,000 shares in 2005 and 135,000 shares in 2004. Total average common shares outstanding for the purposes of calculating diluted earnings per share were 100,010,108 shares in 2006, 96,589,949 shares in 2005 and 91,532,473 shares in 2004.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Options to purchase 437,401 shares of common stock were outstanding at December 31, 2006 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share were 495,367 at December 31, 2005 and 1,058,616 at December 31, 2004.
16. Stock-Based Compensation
     Pinnacle West offers stock-based compensation plans for officers and key employees of Pinnacle West and our subsidiaries.
     The 2002 Long-Term Incentive Plan (“2002 Plan”) allows Pinnacle West to grant performance shares, stock ownership incentive awards and non-qualified and performance-accelerated stock options to key employees. We have reserved 6 million shares of common stock for issuance under the 2002 plan. No more than 1.8 million shares may be issued in relation to performance share awards and stock ownership incentive awards. The plan also provides for the granting of new non-qualified stock options at a price per share not less than the fair market value of the common stock at the time of grant. All options are now vested. The terms of the options cannot be longer than 10 years and the options cannot be repriced during their terms.
     Performance share awards under the 2002 Plan contain performance criteria that affect the number of shares that ultimately vest. Generally, each recipient of performance shares is entitled to receive shares of common stock at the end of a three-year performance period. The number of shares each recipient ultimately receives, if any, is based upon the relative percentile ranking of Pinnacle West’s earnings per share growth rate at the end of the three-year period as compared to the earnings per share growth rate of all relevant companies in a specified utilities index. The fair value of the grant is estimated using the Company’s closing stock price on the date of grant. Management evaluates the probability of meeting the performance criteria at each balance sheet date. If the goals are not achieved, no compensation cost is recognized and any recognized compensation cost is reversed.
     The 1994 Long-Term Incentive Plan (“1994 Plan”) includes outstanding options but no new awards may be granted under the plan. Options vested one-third of the grant per year beginning one year after the date the option is granted and expire ten years from the date of the grant. The 1994 Plan also provided for the granting of any combination of shares of restricted stock, stock appreciation rights or dividend equivalents.
     In 2006, Retention Unit Awards (“Retention Units”) were granted to key employees. Each Retention Unit represents the right to receive a cash payment equal to the fair market value of one share of Pinnacle West’s common stock, determined on pre-established valuation dates. One-fourth of the Retention Units will be redeemed the first business day of calendar years 2007, 2008, 2009 and 2010. In addition, the employee will receive the amount of dividends that the employee would have received if the employee had owned the stock from the date of grant to the date of payment plus interest. The Retention Units vest over a four year period from 2006 through 2009, unless the employee is eligible to retire, in which case the employee’s Retention Units are immediately vested and the compensation expense is recognized. As this award is accounted for as a liability award, compensation costs, initially measured based on the Company’s stock price on the grant date, is remeasured at each balance sheet date.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application method. Because the fair value recognition provisions of both SFAS No. 123 and SFAS No. 123(R) are materially consistent with respect to our stock-based compensation plans, the adoption of SFAS No. 123(R) did not have a material impact on our financial statements.
     The compensation cost that has been charged against Pinnacle West’s income for share-based compensation plans was $13 million in 2006, $6 million in 2005 and $8 million in 2004. The compensation cost that Pinnacle West has capitalized was immaterial in 2006, 2005 and 2004. Pinnacle West’s total income tax benefit recognized in the condensed consolidated income statement for share-based compensation arrangements was $5 million in 2006, $2 million in 2005 and $3 million for 2004. APS’ share of compensation cost that has been charged against income was $12 million in 2006, $5 million in 2005 and $6 million in 2004.
     The following table is a summary of option activity under our equity incentive plans as of December 31, 2006 and changes during the year:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic Value
	Shares	Average Exercise	Contractual Term	(dollars in
Options	(in thousands)	Price	(Years)	thousands)
Outstanding at January 1, 2006	1,696	$39.65
Exercised	588	37.64
Forfeited or expired	20	43.23

Outstanding at December 31, 2006	1,088	40.64	4.0	$10,935

Exercisable at December 31, 2006	1,082	40.65	4.0	$10,863

     There were no options granted during the years 2006 and 2005. The intrinsic value of options exercised was $5 million for 2006, $4 million for 2005 and $3 million for 2004.
     The following table is a summary of the status of stock compensation awards, other than options, as of December 31, 2006 and changes during the year:

	Shares	Weighted-Average Grant-Date
Nonvested shares	(in thousands)	Fair Value
Nonvested at January 1, 2006	528	$38.23
Granted	286	41.50
Vested	(205)	38.25
Forfeited	(180)	35.72

Nonvested at December 31, 2006	429	41.45

     As of December 31, 2006, there was $8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The number of shares vested

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
during the year ended December 31, 2006 was 205,204 shares. The total fair value of shares vested during 2006 was $10 million and $3 million for 2005.
     The following table is a summary of the amount and weighted-average grant date fair value of stock compensation awards granted, other than options, during the years ended December 31, 2006, 2005 and 2004:

		2006 Grant			2005 Grant		2004 Grant
	2006	Date Fair		2005	Date Fair	2004	Date Fair
	Shares	Value		Shares	Value	Shares	Value
Restricted stock	—	$—		—	$—	4,000	$37.68	(a)
Performance share awards	274,070	41.50	(b)	215,300	41.36 (b)	215,285	37.85	(b)
Stock ownership incentive awards	12,526	41.50	(b)	13,114	44.13 (b)	9,015	40.29	(b)
Retention unit awards	—	49.92	(b)	—	—	—	—

(a)	Restricted stock priced at the average of the high and low market price on the grant date.

(b)	Performance shares and stock ownership incentive awards priced at the closing market price on the grant date.
     Cash received from options exercised under our share-based payment arrangements was $22 million for 2006, $17 million for 2005 and $13 million for 2004. The tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was $2 million for 2006, $1 million for 2005 and $1 million for 2004.
     Pinnacle West’s current policy is to issue new shares to satisfy share requirements for stock compensation plans and it does not expect to repurchase any shares during 2007.
17. Business Segments
     Pinnacle West’s two principal business segments are:
•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission and distribution; and

•	our real estate segment, which consists of SunCor’s real estate development and investment activities.
     Our reportable business segments reflect a change from the previously reported information. As of December 31, 2006, our marketing and trading activities are no longer considered a segment requiring separate reporting or disclosure. The marketing and trading activities consist of our competitive energy business, including wholesale marketing and trading and retail commodity-related energy services. These activities have decreased as a result of fewer market opportunities and the Company’s intention to deemphasize that part of our business. These activities are now reported

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as part of the “Other” category in the table below. The corresponding information for earlier periods has been reclassified.
     Financial data for 2006, 2005 and 2004 by business segments is provided as follows (dollars in millions):

	Business Segments for the Year Ended December 31, 2006
	Regulated
	Electricity	Real Estate	Other	Total
Operating revenues	$2,635	$400	$367	$3,402
Purchased power and fuel costs	960	—	291	1,251
Other operating expenses	791	325	57	1,173

Operating margin	884	75	19	978
Depreciation and amortization	354	3	2	359
Interest expense	173	1	2	176
Other expense (income)	(22)	(11)	2	(31)

Income from continuing operations before income taxes	379	82	13	474
Income taxes	120	32	5	157

Income from continuing operations	259	50	8	317
Income from discontinued operations – net of income tax expense of $7 (see Note 22)	—	10	—	10

Net income	$259	$60	$8	$327

Total assets	$10,566	$591	$299	$11,456

Capital expenditures	$662	$201	$7	$870

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Business Segments for the Year Ended December 31, 2005
	Regulated
	Electricity	Real Estate	Other	Total
Operating revenues (a)	$2,237	$338	$413	$2,988
Purchased power and fuel costs	595	—	293	888
Other operating expenses	740	278	80	1,098
Regulatory disallowance (see Note 3)	139	—	—	139

Operating margin	763	60	40	863
Depreciation and amortization	343	3	2	348
Interest expense	169	2	2	173
Other expense (income)	(6)	(3)	1	(8)

Income from continuing operations before income taxes	257	58	35	350
Income taxes	90	23	14	127

Income from continuing operations	167	35	21	223
Income (loss) from discontinued operations – net of income tax benefit of $(30) (see Note 22) (b)	—	17	(64)	(47)

Net income (loss)	$167	$52	$(43)	$176

Total assets	$9,732	$483	$1,108	$11,323

Capital expenditures	$811	$106	$11	$928

	Business Segments for the Year Ended December 31, 2004
	Regulated
	Electricity	Real Estate	Other	Total
Operating revenues	$2,035	$350	$444	$2,829
Purchased power and fuel costs	567	—	321	888
Other operating expenses	683	284	64	1,031

Operating margin	785	66	59	910
Depreciation and amortization	384	4	4	392
Interest expense	170	1	1	172
Other expense (income) (c)	4	(6)	(35)	(37)

Income from continuing operations before income taxes	227	67	89	383
Income taxes	75	27	34	136

Income from continuing operations	152	40	55	247
Income (loss) from discontinued operations – net of income tax benefit of $(2) (see Note 22) (b)	—	4	(8)	(4)

Net income	$152	$44	$47	$243

Capital expenditures	$483	$81	$34	$598

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	Effective April 1, 2005, revenues of approximately $40 million from Off-System Sales, which were previously reported in the other segment, began being reported in the regulated electricity segment in accordance with the retail rate case settlement.

(b)	The other segment relates to the sale and operations of Silverhawk and NAC. See Note 22.

(c)	The other segment includes a $35 million pre-tax ($21 million after-tax) gain related to the sale of a limited partnership interest in the Phoenix Suns in 2004.
18. Derivative and Energy Trading Accounting
     We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal, emissions allowances and in interest rates. We manage risks associated with these market fluctuations by utilizing various instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we use such instruments to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. As of December 31, 2006, we hedged certain exposures to the price variability of commodities for a maximum of 3.25 years. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions. In addition, subject to specified risk parameters monitored by the ERMC, we engage in marketing and trading activities intended to profit from market price movements.
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
     For its regulated operations, APS defers for future rate recovery 90% of gains and losses on derivatives that would otherwise be recognized in income. In the following discussion amounts that would otherwise be recognized in income will be recorded as either a regulatory asset or liability and have no effect on earnings to the extent these amounts are eligible to be recovered through the PSA.
     We assess hedge effectiveness both at inception and on a continuing basis. Hedge effectiveness is related to the degree to which the derivative contract and the hedged item are correlated and measured based on the relative changes in fair value between the derivative contract and the hedged item over time. We exclude the time value of certain options from our assessment of hedge effectiveness. Any change in the fair value resulting from ineffectiveness, or the amount by which the derivative contract and the hedged commodity are not directly correlated, is recognized immediately in net income.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     All gains and losses (realized and unrealized) on trading contracts that qualify as derivatives are included in marketing and trading revenues on the Consolidated Statements of Income on a net basis. Trading contracts that do not meet the definition of a derivative are accounted for on an accrual basis with the associated revenues and costs recorded at the time the contracted commodities are delivered or received.
     In the electricity business, some contracts to purchase energy are netted against other contracts to sell energy. This is called “book-out” and usually occurs in contracts that have the same terms (quantities and delivery points) and for which power does not flow. We net these book-outs, which reduces both revenues and fuel and purchased power costs in our Consolidated Statement of Income, but this does not impact our financial condition, net income or cash flows.
Cash Flow Hedges
     The changes in the fair value of our hedged positions included in the Consolidated Statements of Income, after consideration of amounts deferred under the PSA, for the years ended December 31, 2006, 2005 and 2004 are comprised of the following (dollars in thousands):

	2006	2005	2004
Gains (losses) on the ineffective portion of derivatives qualifying for hedge accounting	$(5,666)	$14,289	$(1,568)
Gains (losses) from the change in options’ time value excluded from measurement of effectiveness	(10)	620	185
Gains from the discontinuance of cash flow hedges	453	556	1,137
     During 2007, we estimate that a net gain of $34 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions. To the extent the amounts are eligible for inclusion in the PSA, the amounts will be recorded as either a regulatory asset or liability and have no effect on earnings (see Note 3).

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Our assets and liabilities from risk management and trading activities are presented in two categories.
     The following table summarizes our assets and liabilities from risk management and trading activities at December 31, 2006 and 2005 (dollars in thousands):

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
December 31, 2006	Assets	Assets	Liabilities	Other	(Liability)
Regulated electricity:
Mark-to-market	$458,034	$96,892	$(481,661)	$(135,056)	$(61,791)
Margin account and options	77,705	—	(2,228)	—	75,477
Marketing and trading:
Mark-to-market	105,301	69,480	(61,553)	(36,114)	77,114
Options and emission allowances – at cost	—	839	(12,753)	—	(11,914)

Total	$641,040	$167,211	$(558,195)	$(171,170)	$78,886

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
December 31, 2005	Assets	Assets	Liabilities	Other	(Liability)
Regulated electricity:
Mark-to-market	$516,399	$228,873	$(335,801)	$(74,787)	$334,684
Margin account and options	1,814	—	(124,165)	—	(122,351)
Marketing and trading:
Mark-to-market	307,883	291,122	(236,922)	(181,417)	180,666
Options and emission allowances – at cost	1,683	77,836	(23,805)	(209)	55,505

Total	$827,779	$597,831	$(720,693)	$(256,413)	$448,504

     We maintain a margin account with a broker to support our risk management and trading activities. The margin account was an asset of $73 million at December 31, 2006 and a liability of $123 million at December 31, 2005 and is included in the margin account in the table above. Cash is deposited with the broker in this account at the time futures or options contracts are initiated. The change in market value of these contracts (reflected in mark-to-market) requires adjustment of the margin account balance.
     Cash or other assets may be required to serve as collateral against our open positions on certain energy-related contracts. Collateral provided to counterparties was $10 million at December 31, 2006 and $6 million at December 31, 2005, and is included in other current assets on

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Consolidated Balance Sheets. Collateral provided to us by counterparties was $54 million at December 31, 2006 and $216 million at December 31, 2005, and is included in other current liabilities on the Consolidated Balance Sheets.
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
19. Other Income and Other Expense
     The following table provides detail of other income and other expense for 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004
Other income:
Interest income	$18,867	$14,793	$6,770
SunCor other income	10,881	2,623	4,458
SO2 emission allowance sales and other (a)	10,782	3,187	3,026
Investment gains — net (b)	2,537	752	38,256
Miscellaneous	949	2,005	779

Total other income	$44,016	$23,360	$53,289

Other expense:
Non-operating costs (a)	$(16,223)	$(13,589)	$(15,524)
Asset dispositions	(2,056)	(9,759)	(1,212)
Miscellaneous	(9,521)	(3,368)	(4,604)

Total other expense	$(27,800)	$(26,716)	$(21,340)

(a)	As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).

(b)	Includes a $35 million gain ($21 million after tax) related to the sale of a limited partnership interest in the Phoenix Suns in 2004.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2006, APS would have been required to assume approximately $214 million of debt and pay the equity participants approximately $177 million.
     SunCor has certain land development arrangements that are required to be consolidated under FIN 46R, “Consolidation of Variable Interest Entities.” The assets and non-controlling interests reflected in our Consolidated Balance Sheets related to these arrangements were approximately $39 million at December 31, 2006 and approximately $34 million at December 31, 2005.
21. Guarantees
     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of APS Energy Services. Our credit support instruments enable APS Energy Services to offer commodity energy and energy-related products. Non-performance or non-payment under the original contract by APS Energy Services would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees on behalf of its subsidiary. Our guarantees have no recourse or collateral provisions to allow us to recover amounts paid under the guarantees. At December 31, 2006, we had guarantees totaling $16 million and surety bonds totaling $25 million with a term of approximately one year for APS Energy Services.
     At December 31, 2006, Pinnacle West had approximately $4 million of letters of credit related to workers’ compensation expiring in 2007. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.
     APS has entered into various agreements that require letters of credit for financial assurance purposes. At December 31, 2006, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations and expire in 2010. APS has also entered into approximately $91 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2010. Additionally, at December 31, 2006, APS had approximately $4 million of letters of credit related to counterparty collateral requirements expiring in 2007. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
22. Discontinued Operations
     Silverhawk (other) – In June 2005, we entered into an agreement to sell our 75% interest in the Silverhawk Power Station to NPC. The sale was completed on January 10, 2006. As a result of this sale, we recorded a loss from discontinued operations of approximately $56 million ($91 million pretax) in the second quarter of 2005. The chart below includes the revenues and expenses related to the operations of Silverhawk. The assets held for sale at December 31, 2005 were $203 million, of which property, plant and equipment accounted for approximately $197 million.
     SunCor (real estate segment) – In 2006 and 2005, SunCor sold commercial properties, which are required to be reported as discontinued operations on Pinnacle West’s Consolidated Statements of Income in accordance with SFAS No. 144. As a result of the sales, we recorded a gain from discontinued operations of approximately $9 million ($15 million pretax) in 2006 and $15 million ($25 million pretax) in 2005.
     NAC (other) – In 2004, we sold our investment in NAC, and in 2005 we recognized a gain of $4 million ($6 million pretax) in connection with the sale that had previously been subject to contingencies.
     The following table provides revenue, income (loss) before income taxes and income (loss) after taxes classified as discontinued operations in Pinnacle West’s Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006	2005	2004
Revenue:
SunCor – commercial operations	$3	$9	$21
Silverhawk	1	95	61
NAC	—	—	34

Total revenue	$4	$104	$116

Income (loss) before taxes:
SunCor – commercial operations	$17	$28	$6
Silverhawk (a)	1	(111)	(18)
NAC	(1)	6	7

Total income (loss) before taxes	$17	$(77)	$(5)

Income (loss) after taxes:
SunCor – commercial operations	$10	$17	$4
Silverhawk	1	(67)	(12)
NAC	(1)	3	4

Total income (loss) after taxes	$10	$(47)	$(4)

(a)	Income before income taxes includes an interest expense allocation, net of capitalized amounts, of $13 million in 2005 and $6 million in 2004. The allocation was based on Pinnacle West’s weighted-average interest rate applied to the net property, plant and equipment.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(ARIZONA PUBLIC SERVICE COMPANY)
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f), for Arizona Public Service Company. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and relates also to the Company’s financial statements.
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Arizona Public Service Company
Phoenix, Arizona
We have audited the accompanying balance sheets of Arizona Public Service Company (the “Company”) as of December 31, 2006 and 2005, and the related statements of income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note S-6 to the accompanying financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158.
DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 28, 2007

ARIZONA PUBLIC SERVICE COMPANY
STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Electric Operating Revenues:
Regulated electricity	$2,640,989	$2,244,951	$2,051,602
Marketing and trading	17,524	25,842	145,519

Total	2,658,513	2,270,793	2,197,121

Operating Expenses:
Regulated electricity fuel and purchased power	965,712	656,654	612,300
Marketing and trading fuel and purchased power	4,055	32,328	150,954
Operations and maintenance	665,631	591,941	540,277
Depreciation and amortization	353,057	325,174	336,648
Income taxes (Notes 4 and S-1)	144,127	157,273	113,696
Other taxes	127,989	125,810	114,265

Total	2,260,571	1,889,180	1,868,140

Operating Income	397,942	381,613	328,981

Other Income (Deductions):
Regulatory disallowance (Note 3)	—	(138,562)	—
Income taxes (Notes 4 and S-1)	5,200	59,263	(6,334)
Allowance for equity funds used during construction	14,312	11,191	4,885
Other income (Note S-4)	31,902	22,141	30,593
Other expense (Note S-4)	(23,830)	(23,204)	(13,816)

Total	27,584	(69,171)	15,328

Interest Deductions:
Interest on long-term debt	149,240	138,476	140,556
Interest on short-term borrowings	9,529	7,026	6,427
Debt discount, premium and expense	4,363	4,085	4,854
Allowance for borrowed funds used during construction	(7,336)	(7,624)	(7,155)

Total	155,796	141,963	144,682

Net Income	$269,730	$170,479	$199,627

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
BALANCE SHEETS
(dollars in thousands)

	December 31,
	2006	2005
ASSETS
Utility Plant (Notes 1, 6, 9 and 10)
Electric plant in service and held for future use	$11,094,868	$10,682,999
Less accumulated depreciation and amortization	3,789,534	3,616,886

Net	7,305,334	7,066,113

Construction work in progress	365,704	314,584
Intangible assets, net of accumulated amortization of $217,099 and $181,046	95,601	90,327
Nuclear fuel, net of accumulated amortization of $50,741 and $53,984	60,100	54,184

Total utility plant	7,826,739	7,525,208

Investments and Other Assets
Decommissioning trust accounts (Note 12)	343,771	293,943
Assets from risk management and trading activities (Note S-3)	96,892	234,372
Other assets	67,763	64,128

Total investments and other assets	508,426	592,443

Current Assets:
Cash and cash equivalents	81,870	49,933
Investment in debt securities	32,700	—
Customer and other receivables	410,436	421,621
Allowance for doubtful accounts	(4,223)	(3,568)
Materials and supplies (at average cost)	125,802	109,736
Fossil fuel (at average cost)	21,973	23,658
Assets from risk management and trading activities (Note S-3)	539,308	532,923
Deferred income taxes	19,220	—
Other	13,367	14,639

Total current assets	1,240,453	1,148,942

Deferred Debits:
Deferred fuel and purchased power regulatory asset (Notes 1, 3, 4 and S-1)	160,268	172,756
Other regulatory assets (Notes 1, 3, 4 and S-1)	686,016	151,123
Unamortized debt issue costs	26,393	25,279
Other	65,397	91,690

Total deferred debits	938,074	440,848

Total Assets	$10,513,692	$9,707,441

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
BALANCE SHEETS
(dollars in thousands)

	December 31,
	2006	2005
LIABILITIES AND EQUITY
Capitalization:
Common stock	$178,162	$178,162
Additional paid-in capital (Note 3)	2,065,918	1,853,098
Retained earnings	960,405	860,675
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	—	(86,132)
Derivative instruments	2,988	179,422

Common stock equity	3,207,473	2,985,225
Long-term debt less current maturities (Note 6)	2,877,502	2,479,703

Total capitalization	6,084,975	5,464,928

Current Liabilities:
Current maturities of long-term debt (Note 6)	968	85,620
Accounts payable	223,417	215,384
Accrued taxes	381,444	360,737
Accrued interest	45,254	25,003
Customer deposits	61,900	55,474
Deferred income taxes (Notes 4 and S-1)	—	64,210
Liabilities from risk management and trading activities (Note S-3)	490,855	480,138
Other	74,728	227,398

Total current liabilities	1,278,566	1,513,964

Deferred Credits and Other:
Deferred income taxes (Notes 4 and S-1)	1,215,862	1,215,403
Regulatory liabilities (Notes 1, 3, 4, and S-1)	635,431	592,494
Liability for asset retirements (Note 12)	268,389	269,011
Pension and other postretirement liabilities (Notes 8 and S-6)	551,531	233,342
Customer advances for construction	71,211	60,287
Unamortized gain — sale of utility plant (Note 9)	41,182	45,757
Liabilities from risk management and trading activities (Note S-3)	135,056	83,774
Other	231,489	228,481

Total deferred credits and other	3,150,151	2,728,549

Commitments and Contingencies (Notes 3, 11, 12 and S-5)

Total Liabilities and Equity	$10,513,692	$9,707,441

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$269,730	$170,479	$199,627
Adjustments to reconcile net income to net cash provided by operating activities:
Regulatory disallowance	—	138,562	—
Depreciation and amortization including nuclear fuel	381,173	353,082	367,094
Deferred fuel and purchased power	(252,849)	(172,756)	—
Deferred fuel and purchased power amortization	265,337	—	—
Allowance for equity funds used during construction	(14,312)	(11,191)	(4,885)
Deferred income taxes	(305)	9,659	(140,855)
Change in derivative mark-to-market valuations	6,893	3,492	(15,807)
Changes in current assets and liabilities:
Customer and other receivables	20,970	(56,152)	(24,146)
Materials, supplies and fossil fuel	(14,381)	(12,268)	4,643
Other current assets	3,666	(2,592)	(2,529)
Accounts payable	5,825	(12,372)	88,937
Accrued taxes	23,678	67,454	202,047
Collateral	(175,799)	169,080	5,671
Other current liabilities	45,125	(37,781)	22,715
Change in risk management and trading – liabilities	(121,833)	115,495	8,879
Change in risk management and trading – assets	(74,208)	15,449	(6,845)
Change in pension and other postretirement liabilities	7,406	(10,730)	22,361
Change in other long-term assets	2,828	(24,752)	(37,541)
Change in other long-term liabilities	14,769	19,732	28,772

Net cash flow provided by operating activities	393,713	721,890	718,138

Cash Flows from Investing Activities:
Capital expenditures	(648,743)	(609,857)	(513,677)
Transfer of PWEC Dedicated Assets to APS	—	(500,000)	—
Purchase of Sundance Plant	—	(185,046)	—
Allowance for borrowed funds used during construction	(7,336)	(7,624)	(7,155)
Purchases of investment securities	(1,291,903)	(1,476,623)	(871,610)
Proceeds from sale of investment securities	1,259,203	1,657,798	760,285
Proceeds from nuclear decommissioning trust sales	254,651	186,215	123,795
Investment in nuclear decommissioning trust	(275,393)	(204,633)	(135,239)
Repayment of loan by Pinnacle West Energy	—	500,000	—
Other	(4,470)	(5,372)	10,639

Net cash flow used for investing activities	(713,991)	(645,142)	(632,962)

Cash Flows from Financing Activities:
Issuance of long-term debt	395,481	411,787	478,140
Equity infusion	212,820	250,000	—
Dividends paid on common stock	(170,000)	(170,000)	(170,000)
Repayment and reacquisition of long-term debt	(86,086)	(568,177)	(385,893)

Net cash flow (used for) provided by financing activities	352,215	(76,390)	(77,753)

Net increase in cash and cash equivalents	31,937	358	7,423
Cash and cash equivalents at beginning of year	49,933	49,575	42,152

Cash and cash equivalents at end of year	$81,870	$49,933	$49,575

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$117,831	$34,252	$68,074
Interest, net of amounts capitalized	$131,183	$146,207	$149,148
See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
COMMON STOCK	$178,162	$178,162	$178,162

ADDITIONAL PAID-IN CAPITAL	2,065,918	1,853,098	1,246,804

RETAINED EARNINGS
Balance at beginning of year	860,675	860,196	830,569
Net income	269,730	170,479	199,627
Common stock dividends	(170,000)	(170,000)	(170,000)

Balance at end of year	960,405	860,675	860,196

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	93,290	(52,760)	(51,905)
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of ($111,367), $140,135 and $16,824	(173,872)	218,656	25,892
Reclassification of realized gain to income, net of tax benefit of ($1,657), ($37,082) and ($8,344)	(2,562)	(57,561)	(12,818)
Minimum pension liability adjustment, net of tax expense (benefit) of $27,424, ($9,023) and ($8,936)	42,731	(15,045)	(13,929)
Adjustment to reflect a change in accounting for pension and other postretirement benefits, net of tax expense of $27,760 (Notes 8 and S-6)	43,401	—	—

Balance at end of year	2,988	93,290	(52,760)

TOTAL COMMON STOCK EQUITY	$3,207,473	$2,985,225	$2,232,402

COMPREHENSIVE INCOME
Net income	$269,730	$170,479	$199,627
Other comprehensive income (loss)	(133,703)	146,050	(855)

Total comprehensive income	$136,027	$316,529	$198,772

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

APS’
	Consolidated	Supplemental
	Footnote	Footnote
	Reference	Reference
Summary of Significant Accounting Policies	Note 1	—
New Accounting Standards	Note 2	—
Regulatory Matters	Note 3	—
Income Taxes	Note 4	Note S-1
Lines of Credit and Short-Term Borrowings	Note 5	—
Long-Term Debt	Note 6	—
Common Stock and Treasury Stock	Note 7	—
Retirement Plans and Other Benefits	Note 8	Note S-6
Leases	Note 9	—
Jointly-Owned Facilities	Note 10	—
Commitments and Contingencies	Note 11	—
Asset Retirement Obligations	Note 12	—
Selected Quarterly Financial Data (Unaudited)	Note 13	Note S-2
Fair Value of Financial Instruments	Note 14	—
Earnings Per Share	Note 15	—
Stock-Based Compensation	Note 16	—
Business Segments	Note 17	—
Derivative and Energy Trading Activities	Note 18	Note S-3
Other Income and Other Expense	Note 19	Note S-4
Variable Interest Entities	Note 20	—
Guarantees	Note 21	—
Discontinued Operations	Note 22	—
Related Party Transactions	—	Note S-5

NOTES TO ARIZONA PUBLIC SERVICE COMPANY
S-1. Income Taxes
     APS is included in Pinnacle West’s consolidated tax return. However, when Pinnacle West allocates income taxes to APS, it is done based upon APS’ taxable income computed on a stand-alone basis, in accordance with the tax sharing agreement.
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
     In 2006 and 2004, we resolved certain prior-year issues with the taxing authorities and recorded tax benefits associated with tax credits and other reductions to income tax expense.
     The components of APS’ income tax expense are as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$114,971	$79,917	$207,306
State	21,442	8,434	53,579

Total current	136,413	88,351	260,885
Deferred	2,514	9,659	(140,855)

Total income tax expense	$138,927	$98,010	$120,030

     On the APS Statements of Income, federal and state income taxes are allocated between operating income and other income.

NOTES TO ARIZONA PUBLIC SERVICE COMPANY
     The following chart compares APS’ pretax income at the 35% federal income tax rate to income tax expense (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Federal income tax expense at 35% statutory rate	$143,030	$93,971	$111,880
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	15,684	8,986	12,496
Credits and favorable adjustments related to prior years resolved in current year	(10,518)	—	(315)
Medicare Subsidy Part-D	(3,036)	(2,465)	(1,507)
Allowance for equity funds used during construction (see Note 1)	(4,656)	(3,694)	(1,543)
Other	(1,577)	1,212	(981)

Income tax expense	$138,927	$98,010	$120,030

     The following table shows the net deferred income tax liability recognized on the APS Balance Sheets (dollars in thousands):

	December 31,
	2006	2005
Current asset	$19,220	$—
Current liability	—	(64,210)
Long-term liability	(1,215,862)	(1,215,403)

Accumulated deferred income taxes – net	$(1,196,642)	$(1,279,613)

NOTES TO ARIZONA PUBLIC SERVICE COMPANY
     The components of the net deferred income tax liability were as follows (dollars in thousands):

	December 31,
	2006	2005
DEFERRED TAX ASSETS
Regulatory liabilities:
Asset retirement obligation	$203,846	$189,726
Federal excess deferred income tax	12,714	14,446
Deferred fuel and purchased power – mark-to-market	—	11,923
Tax benefit of Medicare subsidy	18,214	—
Other	27,283	29,720
Risk management and trading activities	244,611	171,640
Pension and other postretirement liabilities	257,910	72,376
Deferred gain on Palo Verde Unit 2 sale-leaseback	16,160	17,868
Other	86,442	71,567

Total deferred tax assets	867,180	579,266

DEFERRED TAX LIABILITIES
Plant-related	(1,509,812)	(1,426,158)
Risk management and trading activities	(220,303)	(301,709)
Regulatory assets:
Deferred fuel and purchased power	(62,889)	(67,461)
Deferred fuel and purchased power – mark-to-market	(24,427)	—
Pension and other postretirement benefits	(185,602)	—
Other	(60,789)	(63,551)

Total deferred tax liabilities	(2,063,822)	(1,858,879)

Accumulated deferred income taxes – net	$(1,196,642)	$(1,279,613)

NOTES TO ARIZONA PUBLIC SERVICE COMPANY
S-2. Selected Quarterly Financial Data (Unaudited)
     Quarterly financial information for 2006 and 2005 is as follows (dollars in thousands):

	2006 Quarter Ended,				2006
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$476,869	$718,850	$886,686	$576,108	$2,658,513
Operations and maintenance	173,353	164,373	156,170	171,735	665,631
Operating income	25,044	119,967	200,580	52,351	397,942
Net income (loss)	(5,521)	93,757	168,634	12,860	269,730

	2005 Quarter Ended,				2005
	March 31,	June 30,	September 30,	December 31,	Total
Operating revenues	$441,292	$588,757	$748,348	$492,396	$2,270,793
Operations and maintenance	142,294	138,314	149,198	162,135	591,941
Operating income	58,743	95,321	174,415	53,134	381,613
Net income	27,045	63,998	61,093	18,343	170,479
S-3. Derivative and Energy Trading Accounting
     APS is exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal and emissions allowances. As part of its overall risk management program, APS uses various commodity instruments that qualify as derivatives to hedge purchases and sales of electricity, fuels and emissions allowances and credits. As of December 31, 2006, APS hedged certain exposures to these risks for a maximum of 3.25 years.
Cash Flow Hedges
     The changes in the fair value of APS’ hedged positions included in the APS Statements of Income, after consideration of amounts deferred under the PSA, for the years ended December 31, 2006, 2005 and 2004 are comprised of the following (dollars in thousands):

	2006	2005	2004
Gains (losses) on the ineffective portion of derivatives qualifying for hedge accounting	$(5,666)	$14,452	$(1,570)
Gains (losses) from the change in options time value excluded from measurement of effectiveness	(10)	620	185
Gains from the discontinuance of cash flow hedges	178	473	575
     During 2007, APS estimates that a net gain of $6 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions. To the extent the amounts are eligible for inclusion in the PSA, the amounts will be recorded as either a regulatory asset or liability and have no effect on earnings (see Note 3).

NOTES TO ARIZONA PUBLIC SERVICE COMPANY
     APS’ assets and liabilities from risk management and trading activities are presented in two categories:
•	Regulated Electricity – non-trading derivative instruments that hedge APS’ purchases and sales of electricity and fuel for its Native Load requirements; and

•	Marketing and Trading – both non-trading and trading derivative instruments.
     The following table summarizes APS’ assets and liabilities from risk management and trading activities at December 31, 2006 and 2005 (dollars in thousands):

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
December 31, 2006	Assets	Assets	Liabilities	Other	(Liability)
Regulated Electricity:
Mark-to-market	$458,034	$96,892	$(481,661)	$(135,056)	$(61,791)
Margin account and options	77,705	—	(2,228)	—	75,477
Marketing and Trading:
Mark-to-market	3,569	—	(6,654)	—	(3,085)
Options at cost	—	—	(312)	—	(312)

Total	$539,308	$96,892	$(490,855)	$(135,056)	$10,289

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
December 31, 2005	Assets	Assets	Liabilities	Other	(Liability)
Regulated Electricity:
Mark-to-market	$516,399	$228,873	$(335,801)	$(74,787)	$334,684
Margin account and options	1,814	—	(124,165)	—	(122,351)
Marketing and Trading:
Mark-to-market	13,027	5,499	(20,172)	(8,778)	(10,424)
Options at cost	1,683	—	—	(209)	1,474

Total	$532,923	$234,372	$(480,138)	$(83,774)	$203,383

     We maintain a margin account with a broker to support our risk management and trading activities. The margin account was an asset of $73 million at December 31, 2006 and a liability of $123 million at December 31, 2005 and is included in the margin account in the table above. Cash is deposited with the broker in this account at the time futures or options contracts are initiated. The change in market value of these contracts (reflected in mark-to-market) requires adjustment of the margin account balance.
     Cash or other assets may be required to serve as collateral against APS’ open positions on certain energy-related contracts. Collateral provided to counterparties was $2 million at December 31, 2006 and is included in other current assets on the balance sheet. No collateral was provided to counterparties at December 31, 2005. Collateral provided to us by counterparties was $1 million at December 31, 2006 and $175 million at December 31, 2005, and is included in other current liabilities on the Balance Sheets.

NOTES TO ARIZONA PUBLIC SERVICE COMPANY
S-4. Other Income and Other Expense
     The following table provides detail of APS’ other income and other expense for 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004
Other income:
Interest income	$16,526	$14,513	$22,354
SO2 emission allowance sales and other (a)	10,782	3,187	3,026
Investment gains – net	3,645	1,705	3,192
Miscellaneous	949	2,736	2,021

Total other income	$31,902	$22,141	$30,593

Other expense:
Non-operating costs (a)	$(15,415)	$(11,706)	$(8,923)
Asset dispositions	(1,851)	(9,759)	(1,212)
Miscellaneous	(6,564)	(1,739)	(3,681)

Total other expense	$(23,830)	$(23,204)	$(13,816)

(a)	As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).
S-5. Related Party Transactions
     From time to time, APS enters into transactions with Pinnacle West or Pinnacle West’s subsidiaries. The following table summarizes the amounts included in the APS Statements of Income and Balance Sheets related to transactions with affiliated companies (dollars in millions):

NOTES TO ARIZONA PUBLIC SERVICE COMPANY

	Year Ended December 31,
	2006	2005	2004
Electric operating revenues:
Pinnacle West – marketing and trading	$6	$6	$13
Pinnacle West Energy	—	2	3

Total	$6	$8	$16

Fuel and purchased power costs:
Pinnacle West Energy	$—	$61	$75

Capital expenditures:
Pinnacle West — marketing and trading	$—	$—	$11
Pinnacle West	—	—	22

Total	$—	$—	$33

Other:
Pinnacle West Energy interest income	$—	$7	$19
Equity infusion from Pinnacle West (see Note 3)	$210	$250	$—

	As of December 31,
	2006	2005
Net intercompany receivables (payables):
Pinnacle West – marketing and trading	$2	$82
APS Energy Services	1	2
Pinnacle West	(20)	(2)

Total	$(17)	$82

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

NOTES TO ARIZONA PUBLIC SERVICE COMPANY
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

S-6. Retirement Plans and Other Benefits

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This guidance requires us to recognize the underfunded positions of our pension and other postretirement benefit plans on our December 31, 2006 balance sheet. The guidance requires that the offset be reported in other comprehensive income, net of tax; however, because the obligations relate to our regulated operations, the increase in liabilities is offset by regulatory assets. The following tables provide details of the effects of implementing SFAS Statement No. 158 (dollars in thousands):

	Pension
Incremental Effect of Adopting	Balances	Adoption of	Regulatory	Balance
SFAS No. 158 as of	Before	SFAS No.	Accounting	After
December 31, 2006	Adoption	158	Adjustments	Adoption
Assets:
Intangible asset	$11,487	$(11,487)	$—	$—
Regulatory asset	—	—	318,461	318,461
Liabilities:
Current benefit liability	—	(3,122)	—	(3,122)
Accumulated deferred income taxes — current	—	1,225	—	1,225
Noncurrent benefit liability	(183,432)	(232,421)	—	(415,853)
Accumulated deferred income taxes — long term	67,471	95,709	(124,964)	38,217
Common Stock Equity:
Accumulated other comprehensive loss (income)	43,401	150,095	(193,497)	—

	Other Benefits
Incremental Effect of Adopting	Balances	Adoption of	Regulatory	Balance
SFAS No. 158 as of	Before	SFAS No.	Accounting	After
December 31, 2006	Adoption	158	Adjustments	Adoption
Assets:
Noncurrent benefit asset	$18,853	$(18,853)	$—	$—
Regulatory asset	—	—	154,531	154,531
Liabilities:
Noncurrent benefit liability	—	(135,678)	—	(135,678)
Regulatory liability	—	—	(46,417)	(46,417)
Accumulated deferred income taxes — long term	4,663	88,841	(42,424)	51,080
Common Stock Equity:
Accumulated other comprehensive loss (income)	—	65,690	(65,690)	—

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF INCOME
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating Revenues	$119,224	$154,053	$81,716

Operating Expenses
Fuel and purchased power	101,360	95,223	49,926
Other operating expenses	9,607	3,268	3,380

Total	110,967	98,491	53,306

Operating Income	8,257	55,562	28,410

Other
Equity in earnings of subsidiaries	324,504	58,759	240,732
Other income	2,208	5,337	2,058

Total	326,712	64,096	242,790

Interest Expense	20,522	16,472	15,490

Income from continuing operations	314,447	103,186	255,710

Income tax benefit	(12,898)	(62,761)	(12,789)

Income from continuing operations – net of income taxes	327,345	165,947	268,499
Income (loss) from discontinued operations	(90)	10,320	(25,304)

Net Income	$327,255	$176,267	$243,195

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(in thousands)

	Balance at December 31,
	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$11	$85,374
Customer and other receivables	174,583	180,083
Allowance for doubtful accounts	(1,200)	(1,200)
Assets from risk management and trading activities	101,604	294,856
Other current assets	10,810	4,805

Total current assets	285,808	563,918

Investments and other assets
Assets from long-term risk management and trading activities	70,319	363,459
Investments in subsidiaries	3,545,329	3,396,150
Other assets	73,300	68,848

Total investments and other assets	3,688,948	3,828,457

Total Assets	$3,974,756	$4,392,375

Liabilities and Common Stock Equity

Current Liabilities
Accounts payable	$80,903	$126,353
Accrued taxes	(118,073)	(68,545)
Short-term borrowings	27,900	—
Current maturities of long-term debt	115	298,672
Deferred income taxes	18,238	—
Liabilities from risk management and trading activities	67,340	240,555
Other current liabilities	130,985	184,275

Total current liabilities	207,408	781,310

Long-term debt less current maturities	175,000	101

Deferred credits and other
Deferred income taxes	19,582	42,325
Pension and other postretirement liabilities	13,437	23,828
Liabilities from risk management and trading activities	36,114	172,639
Other	23,218	300

Total deferred credits and other	92,351	239,092

Common Stock Equity
Common stock	2,587,201	2,539,233
Accumulated other comprehensive income	17,512	71,830
Retained earnings	895,284	760,809

Total common stock equity	3,499,997	3,371,872

Total Liabilities and Common Stock Equity	$3,974,756	$4,392,375

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2006	2005	2004
Cash flows from operating activities
Net Income	$327,255	$176,267	$243,195
Less: equity in earnings of subsidiaries – net	(324,504)	(58,759)	(240,732)

Net income attributable to Pinnacle West	2,751	117,508	2,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	551	5,693
Deferred income taxes	30,384	(19,929)	4,449
Change in mark-to-market valuations	21,698	(15,162)	(3,107)
Customer and other receivables	2,816	1,730	94,067
Accounts payable	(55,675)	43,969	8,345
Accrued taxes	(49,529)	(84,758)	17,698
Change in risk management and trading – net	65,633	(82,650)	8,435
Other net	(20,746)	102,432	(24,410)

Net cash flow (used for) provided by operating activities	(2,198)	63,691	113,633

Cash flows from investing activities
Investments in and advances to subsidiaries – net	(4,677)	(230,229)	(324,017)
Repayments and advances of loans from subsidiaries	2,686	2,402	330,161
Dividends received from subsidiaries	180,000	220,000	255,000
Purchases of investment securities	(147,501)	(1,485,655)	(169,145)
Proceeds from sale of investment securities	147,501	1,485,683	191,145
Other	—	—	(1,336)

Net cash flow (used for) provided by investing activities	178,009	(7,799)	281,808

Cash flows from financing activities
Issuance of long-term debt	175,000	—	—
Short-term borrowings and payments – net	27,900	—	—
Dividends paid on common stock	(201,221)	(186,677)	(166,772)
Repayment of long-term debt	(298,687)	(165,104)	(215,854)
Common stock equity issuance	35,834	290,542	—
Other	—	—	18,181

Net cash flow (used for) by financing activities	(261,174)	(61,239)	(364,445)

Net increase (decrease) in cash and cash equivalents	(85,363)	(5,347)	30,996

Cash and cash equivalents at beginning of year	85,374	90,721	59,725

Cash and cash equivalents at end of year	$11	$85,374	$90,721

PINNACLE WEST CAPITAL CORPORATION
SCHEDULE II – RESERVE FOR UNCOLLECTIBLES
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance
	beginning	cost and	to other		at end of
Description	of period	expenses	accounts	Deductions	period
Reserve for uncollectibles:
2006	$4,979	$4,096	$—	$3,478	$5,597
2005	4,896	2,638	—	2,555	4,979
2004	9,223	2,868	—	7,195	4,896

ARIZONA PUBLIC SERVICE COMPANY
SCHEDULE II – RESERVE FOR UNCOLLECTIBLES
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance
	beginning	cost and	to other		at end of
Description	of period	expenses	accounts	Deductions	period
Reserve for uncollectibles:
2006	$3,568	$4,096	$—	$3,441	$4,223
2005	3,444	2,638	—	2,514	3,568
2004	3,743	2,446	—	2,745	3,444

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
     Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.
     APS’ management, with the participation of APS’ Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’ disclosure controls and procedures as of December 31, 2006. Based on that evaluation, APS’ Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’ disclosure controls and procedures were effective.
     (b) Management’s Annual Reports on Internal Control Over Financial Reporting
     Reference is made to “Management’s Report on Internal Control Over Financial Reporting (Pinnacle West Capital Corporation)” on page 69 of this report and “Management’s Report on Internal Control Over Financial Reporting (Arizona Public Service Company)” on page 127 of this report.
     (c) Attestation Reports of the Registered Public Accounting Firm
     Reference is made to “Report of Independent Registered Public Accounting Firm” on page 70 of this report and “Report of Independent Registered Public Accounting Firm” on page 128 of this report on the internal control over financial reporting of Pinnacle West and APS, respectively.
     (d) Changes In Internal Control Over Financial Reporting
     The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
     No change in Pinnacle West’s or APS’ internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’ internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE
OFFICERS AND CORPORATE GOVERNANCE OF PINNACLE WEST
     Reference is hereby made to “Information About Our Board, Its Committees and Our Corporate Governance,” “Election of Directors” and to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Pinnacle West Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 23, 2007 (the “2007 Proxy Statement”) and to the Supplemental Item – “Executive Officers of Pinnacle West” in Part I of this report.
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
ITEM 11. EXECUTIVE COMPENSATION
     Reference is hereby made to “Information About Our Board, Its Committees and Our Corporate Governance – How are directors compensated?” and “Executive Compensation” in the 2007 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
     Reference is hereby made to “Shares of Pinnacle West Stock Owned by Management and Large Shareholders” and to “Approval of the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan – Equity Compensation Plan Information” in the 2007 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Reference is hereby made to “Information About Our Board, Its Committees and Our Corporate Governance” and to “Related Party Transactions” in the 2007 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT
FEES AND SERVICES
Pinnacle West
     Reference is hereby made to “Audit Matters – What fees were paid to our independent registered public accountants in 2005 and 2006?” and “– What are the Audit Committee’s pre-approval policies?” in the 2007 Proxy Statement.
APS
     The following fees were paid to APS’ independent registered public accountants, Deloitte & Touche LLP, for the last two fiscal years:

Type of Service	2005	2006
Audit Fees (1)	$2,167,319	$1,925,550
Audit-Related Fees (2)	33,899	167,912
Tax Fees (3)	1,025	17,096

(1)	The aggregate fees billed for services rendered for the audit of annual financial statements and for review of financial statements included in Forms 10-Q.

(2)	The aggregate fees billed for assurance services that are reasonably related to the performance of the audit or review of the financial statements that are not included in Audit Fees reported above, which primarily consist of fees for employee benefit plan audits in 2006.

(3)	The aggregate fees billed primarily for investment tax credit services, tax compliance and tax planning.
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

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
3.1	Pinnacle West	Articles of Incorporation, restated as of July 29, 1988	19.1 to Pinnacle West’s September 30, 1988 Form 10-Q Report, File No. 1-8962	11-14-88

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of December 14, 2005	3.1 to Pinnacle West/APS December 9, 2005 Form 8-K Report	12-15-05

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of June 23, 2004	3.1 to APS’ June 30, 2004 Form 10-Q Report, File No. 1-4473	8-9-04

4.1	Pinnacle West APS	Agreement, dated March 21, 1994, relating to the filing of instruments defining the rights of holders of APS long-term debt not in excess of 10% of APS’ total assets	4.1 to APS’ 1993 Form 10-K Report, File No. 1-4473	3-30-94

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
4.2	Pinnacle West APS	Indenture dated as of January 1, 1995 among APS and The Bank of New York, as Trustee	4.6 to APS’ Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1-11-95

4.3	Pinnacle West APS	First Supplemental Indenture dated as of January 1, 1995	4.4 to APS’ Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1-11-95

4.4	Pinnacle West APS	Indenture dated as of November 15, 1996 among APS and The Bank of New York, as Trustee	4.5 to APS’ Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333- 15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11-22-96

4.5	Pinnacle West APS	First Supplemental Indenture dated as of November 15, 1996	4.6 to APS’ Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333-15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11-22-96

4.6	Pinnacle West APS	Second Supplemental Indenture dated as of April 1, 1997	4.10 to APS’ Registration Statement Nos. 33-55473, 33-64455 and 333-15379 by means of April 7, 1997 Form 8-K Report, File No. 1-4473	4-9-97

4.7	Pinnacle West APS	Third Supplemental Indenture dated as of November 1, 2002	10.2 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5-15-03

4.8	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Senior Debt Securities	4.1 to Pinnacle West’s Registration Statement No. 333-52476	12-21-00

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
4.9	Pinnacle West	First Supplemental Indenture dated as of March 15, 2001	4.1 to Pinnacle West’s Registration Statement No. 333-52476 by means of March 26, 2001 Form 8-K Report, File No. 1-8962	3-26-01

4.10	Pinnacle West	Second Supplemental Indenture dated as of November 1, 2003	4.20 to Pinnacle West’s Registration Statement No. 333-101457 by means of November 6, 2003 Form 8-K Report, File No. 1-8962	11-12-03

4.11	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to subordinated Debt Securities	4.2 to Pinnacle West’s Registration Statement No. 333-52476	12-21-00

4.12	Pinnacle West	Specimen Certificate of Pinnacle West Capital Corporation Common Stock, no par value	4.2 to Pinnacle West’s 1988 Form 10-K Report, File No. 1-8962	3-31-89

4.13	Pinnacle West	Agreement, dated March 29, 1988, relating to the filing of instruments defining the rights of holders of long-term debt not in excess of 10% of the Company’s total assets	4.1 to Pinnacle West’s 1987 Form 10-K Report, File No. 1-8962	3-30-88

4.14	Pinnacle West APS	Indenture dated as of January 15, 1998 among APS and The Chase Manhattan Bank, as Trustee	4.10 to APS’ Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1-16-98

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
4.15	Pinnacle West APS	First Supplemental Indenture dated as of January 15, 1998	4.3 to APS’ Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1-16-98

4.16	Pinnacle West APS	Second Supplemental Indenture dated as of February 15, 1999	4.3 to APS’ Registration Statement Nos. 333-27551 and 333-58445 by means of February 18, 1999 Form 8-K Report, File No. 1-4473	2-22-99

4.17	Pinnacle West APS	Third Supplemental Indenture dated as of November 1, 1999	4.5 to APS’ Registration Statement Nos. 333-58445 by means of November 2, 1999 Form 8-K Report, File No. 1-4473	11-5-99

4.18	Pinnacle West APS	Fourth Supplemental Indenture dated as of August 1, 2000	4.1 to APS’ Registration Statement No. 333-58445 and 333-94277 by means of August 2, 2000 Form 8-K Report, File No. 1-4473	8-4-00

4.19	Pinnacle West APS	Fifth Supplemental Indenture dated as of October 1, 2001	4.1 to APS’ September 30, 2001 Form 10-Q, File No. 1-4473	11-6-01

4.20	Pinnacle West APS	Sixth Supplemental Indenture dated as of March 1, 2002	4.1 to APS’ Registration Statement Nos. 333-63994 and 333-83398 by means of February 26, 2002 Form 8-K Report, File No. 1-4473	2-28-02

4.21	Pinnacle West APS	Seventh Supplemental Indenture dated as of May 1, 2003	4.1 to APS’ Registration Statement No. 333-90824 by means of May 7, 2003 Form 8-K Report, File No. 1-4473	5-9-03

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
4.22	Pinnacle West APS	Eighth Supplemental Indenture dated as of June 15, 2004	4.1 to APS’ Registration Statement No. 333-106772 by means of June 24, 2004 Form 8-K Report, File No. 1-4473	6-28-04

4.23	Pinnacle West APS	Ninth Supplemental Indenture dated as of August 15, 2005	4.1 to APS’ Registration Statements Nos. 333-106772 and 333-121512 by means of August 17, 2005 Form 8-K Report, File No. 1-4473	8-22-05

4.24	Pinnacle West	Amended and Restated Rights Agreement, dated as of March 26, 1999, between Pinnacle West Capital Corporation and BankBoston, N.A., as Rights Agent, including (i) as Exhibit A thereto the form of Amended Certificate of Designation of Series A Participating Preferred Stock of Pinnacle West Capital Corporation, (ii) as Exhibit B thereto the form of Rights Certificate and (iii) as Exhibit C thereto the Summary of Right to Purchase Preferred Shares	4.1 to Pinnacle West’s March 22, 1999 Form 8-K Report, File No. 1-8962	4-19-99

4.25	Pinnacle West	Amendment to Rights Agreement, effective as of January 1, 2002	4.1 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5-15-02

4.26	Pinnacle West	Second Amended and Restated Investor’s Advantage Plan dated as of June 23, 2004	4.4 to Pinnacle West’s June 23, 2004 Form 8-K Report, File No. 1-8962	8-9-04

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.1	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of December 19, 2003	10.3 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.2	Pinnacle West APS	Amendment No. 7 to the Decommissioning Trust Agreement (PVNGS Unit 2), dated as of December 19, 2003	10.4 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.3	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of December 19, 2003	10.5 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.4	Pinnacle West APS	Fourth Amendment to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan	10.6A to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.5	Pinnacle West APS	Pinnacle West Capital Corporation Supplement Excess Benefit Retirement Plan, amended and restated as of January 1, 2003	10.7A to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.6	Pinnacle West APS	Two separate Decommissioning Trust Agreements (relating to PVNGS Units 1 and 3, respectively), each dated July 1, 1991, between APS and Mellon Bank, N.A., as Decommissioning Trustee	10.2 to APS’ September 30, 1991 Form 10-Q Report, File No. 1-4473	11-14-91

10.7	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 1), dated as of December 1, 1994	10.1 to APS’ 1994 Form 10- K Report, File No. 1-4473	3-30-95

10.8	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 3), dated as of December 1, 1994	10.2 to APS’ 1994 Form 10-K Report, File No. 1-4473	3-30-95

10.9	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVNGS Unit 1) dated as of July 1, 1991	10.4 to APS’ 1996 Form 10-K Report , File No. 1-4473	3-28-97

10.10	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVNGS Unit 3) dated as of July 1, 1991	10.6 to APS’ 1996 Form 10-K Report, File No. 1-4473	3-28-97

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.11	Pinnacle West APS	Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2) dated as of January 31, 1992, among APS, Mellon Bank, N.A., as Decommissioning Trustee, and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under two separate Trust Agreements, each with a separate Equity Participant, and as Lessor under two separate Facility Leases, each relating to an undivided interest in PVNGS Unit 2	10.1 to Pinnacle West’s 1991 Form 10-K Report, File No. 1-8962	3-26-92

10.12	Pinnacle West APS	First Amendment to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of November 1, 1992	10.2 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

10.13	Pinnacle West APS	Amendment No. 2 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of November 1, 1994	10.3 to APS’ 1994 Form 10-K Report, File No. 1-4473	3-30-95

10.14	Pinnacle West APS	Amendment No. 3 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of January 31, 1992	10.1 to APS’ June 30, 1996 Form 10-Q Report, File No. 1-4473	8-9-96

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.15	Pinnacle West APS	Amendment No. 4 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2) dated as of January 31, 1992	APS 10.5 to APS’ 1996 Form 10-K Report, File No. 1-4473	3-28-97

10.16	Pinnacle West APS	Amendment No. 5 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of June 30, 2000	10.1 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.17	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of March 18, 2002	10.2 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.18	Pinnacle West APS	Amendment No. 6 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of March 18, 2002	10.3 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.19	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of March 18, 2002	10.4 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.20	Pinnacle West APS	Asset Purchase and Power Exchange Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990 and as of July 18, 1991	10.1 to APS’ June 30, 1991 Form 10-Q Report, File No. 1-4473	8-8-91

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.21	Pinnacle West APS	Long-Term Power Transaction Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990, and as of July 8, 1991	10.2 to APS’ June 30, 1991 Form 10-Q Report, File No. 1-4473	8-8-91

10.22	Pinnacle West APS	Amendment No. 1 dated April 5, 1995 to the Long-Term Power Transaction Agreement and Asset Purchase and Power Exchange Agreement between PacifiCorp and APS	10.3 to APS’ 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.23	Pinnacle West APS	Restated Transmission Agreement between PacifiCorp and APS dated April 5, 1995	10.4 to APS’ 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.24	Pinnacle West APS	Contract among PacifiCorp, APS and United States Department of Energy Western Area Power Administration, Salt Lake Area Integrated Projects for Firm Transmission Service dated May 5, 1995	10.5 to APS’ 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.25	Pinnacle West APS	Reciprocal Transmission Service Agreement between APS and PacifiCorp dated as of March 2, 1994	10.6 to APS’ 1995 Form 10-K Report, File No. 1-4473	3-29-96

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.26	Pinnacle West APS	Contract, dated July 21, 1984, with DOE providing for the disposal of nuclear fuel and/or high -level radioactive waste, ANPP	10.31 to Pinnacle West’s Form S-14 Registration Statement, File No. 2-96386	3-13-85

10.27	Pinnacle West APS	Indenture of Lease with Navajo Tribe of Indians, Four Corners Plant	5.01 to APS’ Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.28	Pinnacle West APS	Supplemental and Additional Indenture of Lease, including amendments and supplements to original lease with Navajo Tribe of Indians, Four Corners Plant	5.02 to APS’ Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.29	Pinnacle West APS	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease Four Corners, dated April 25, 1985	10.36 to Pinnacle West’s Registration Statement on Form 8-B Report, File No. 1-8962	7-25-85

10.30	Pinnacle West APS	Application and Grant of multi-party rights-of-way and easements, Four Corners Plant Site	5.04 to APS’ Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.31	Pinnacle West APS	Application and Amendment No. 1 to Grant of multi-party rights-of-way and easements, Four Corners Power Plant Site dated April 25, 1985	10.37 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7-25-85

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.32	Pinnacle West APS	Application and Grant of Arizona Public Service Company rights- of-way and easements, Four Corners Plant Site	5.05 to APS’ Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.33	Pinnacle West APS	Four Corners Project Co-Tenancy Agreement Amendment No. 6	10.7 to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3-14-01

10.34	Pinnacle West APS	Application and Amendment No. 1 to Grant of Arizona Public Service Company rights-of-way and easements, Four Corners Power Plant Site dated April 25, 1985	10.38 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7-25-85

10.35	Pinnacle West APS	Indenture of Lease, Navajo Units 1, 2, and 3	5(g) to APS’ Form S-7 Registration Statement, File No. 2-36505	3-23-70

10.36	Pinnacle West APS	Application of Grant of rights-of-way and easements, Navajo Plant	5(h) to APS Form S-7 Registration Statement, File No. 2-36505	3-23-70

10.37	Pinnacle West APS	Water Service Contract Assignment with the United States Department of Interior, Bureau of Reclamation, Navajo Plant	5(l) to APS’ Form S-7 Registration Statement, File No. 2-394442	3-16-71

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.38	Pinnacle West APS	Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, among APS Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles, and amendments 1-12 thereto	10. 1 to APS’ 1988 Form 10-K Report, File No. 1-4473	3-8-89

10.39	Pinnacle West APS	Amendment No. 13, dated as of April 22, 1991, to Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, among APS, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles	10.1 to APS’ March 31, 1991 Form 10-Q Report, File No. 1-4473	5-15-91

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.40	Pinnacle West APS	Amendment No. 14 to Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, among APS, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles	99.1 to Pinnacle West’s June 30, 2000 Form 10-Q Report, File No. 1-8962	8-14-00

10.41[c]	Pinnacle West APS	Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	4.3 to APS’ Form S-3 Registration Statement, File No. 33-9480	10-24-86

10.42[c]	Pinnacle West APS	Amendment No. 1, dated as of November 1, 1986, to Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	10.5 to APS’ September 30, 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12-4-86

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.43[c]	Pinnacle West APS	Amendment No. 2 dated as of June 1, 1987 to Facility Lease dated as of August 1, 1986 between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.3 to APS’ 1988 Form 10-K Report, File No. 1-4473	3-8-89

10.44[c]	Pinnacle West APS	Amendment No. 3, dated as of March 17, 1993, to Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.3 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

10.45	Pinnacle West APS	Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	10.1 to APS’ November 18, 1986 Form 8-K Report, File No. 1-4473	1-20-87

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.46	Pinnacle West APS	Amendment No. 1, dated as of August 1, 1987, to Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	4.13 to APS’ Form S-3 Registration Statement No. 33-9480 by means of August 1, 1987 Form 8-K Report, File No. 1-4473	8-24-87

10.47	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.4 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

10.48[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, as amended and restated, dated December 18, 2003	10.48b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.49[b]	Pinnacle West APS	Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans dated August 1, 1996	10.14A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.50[b]	Pinnacle West APS	First Amendment dated December 7, 1999 to the Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans	10.15A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.51[b]	Pinnacle West APS	Directors’ Deferred Compensation Plan, as restated, effective January 1, 1986	10.1 to APS’ June 30, 1986 Form 10-Q Report, File No. 1-4473	8-13-86

10.52[b]	Pinnacle West APS	Second Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of January 1, 1993	10.2A to APS’ 1993 Form 10-K Report, File No. 1-4473	3-30-94

10.53[b]	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of May 1, 1993	10.1 to APS’ September 30, 1994 Form 10-Q Report, File No. 1-4473	11-10-94

10.54[b]	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Directors Deferred Compensation Plan, effective as of January 1, 1999	10.8A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.55[b]	Pinnacle West APS	Arizona Public Service Company Deferred Compensation Plan, as restated, effective January 1, 1984, and the second and third amendments thereto, dated December 22, 1986, and December 23, 1987 respectively	10.4 to APS’ 1988 Form 10-K Report, File No. 1-4473	3-8-89

10.56[b]	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Deferred Compensation Plan, effective as of January 1, 1993	10.3A to APS’ 1993 Form 10-K Report, File No. 1-4473	3-30-94

10.57[b]	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective as of May 1, 1993	10.2 to APS’ September 30, 1994 Form 10-Q Report, File No. 1-4473	11-10-94

10.58[b]	Pinnacle West APS	Fifth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 1997	10.3A to APS’ 1996 Form 10-K Report, File No. 1-4473	3-28-97

10.59[b]	Pinnacle West APS	Sixth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 2001	10.8A to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3-14-01

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.60[b]	Pinnacle West APS	Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan as amended and restated effective January 1, 1996	10.10A to APS’ 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.61[b]	Pinnacle West APS	First Amendment effective as of January 1, 1999, to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan	10.7A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.62[b]	Pinnacle West APS	Second Amendment effective January 1, 2000 to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan	10.10A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.63[b]	Pinnacle West APS	Third Amendment to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan	10.3 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5-15-03

10.64[b]	Pinnacle West APS	Fourth Amendment to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan, effective January 1, 2003	10.64 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.65[b]	Pinnacle West APS	Schedules of William J. Post and Jack E. Davis to Arizona Public Service Company Deferred Compensation Plan, as amended	10.3A to Pinnacle West 2002 Form 10-K Report, File No. 1-8962	3-31-03

10.66[b]	Pinnacle West APS	Letter Agreement dated July 28, 1995 between Arizona Public Service Company and Armando B. Flores	10.16A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.67[b]	Pinnacle West APS	Letter Agreement dated December 21, 1993, between APS and William L. Stewart	10.6A to APS’ 1994 Form 10-K Report, File No. 1-4473	3-30-95

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.68[b]	Pinnacle West APS	Letter Agreement dated August 16, 1996 between APS and William L. Stewart	10.8 to APS’ 1996 Form 10-K Report, File No. 1-4473	3-28-97

10.69[b]	Pinnacle West APS	Letter Agreement dated October 3, 1997 between APS and William L. Stewart	10.2 to APS’ September 30, 1997 Form 10-Q Report, File No. 1-4473	11-12-97

10.70[b]	Pinnacle West APS	Letter Agreement dated December 13, 1999 between APS and William L. Stewart	10.9A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.71[b]	Pinnacle West APS	Amendment to Letter Agreement, effective as of January 1, 2002, between APS and William L. Stewart	10.1 to Pinnacle West’s June 30, 2002 Form 10-Q Report, File No. 1-8962	8-13-02

10.72[b]	Pinnacle West APS	Letter Agreement dated October 3, 1997 between Arizona Public Service Company and James M. Levine	10.17A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.73[b]	Pinnacle West APS	Employment Agreement dated February 27, 2003 between APS and James M. Levine	10.1 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5-15-03

10.74[b]	Pinnacle West APS	Summary of James M. Levine Retirement Benefits	10.2 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5-15-03

10.75[b]	Pinnacle West APS	Employment Agreement, effective as of October 1, 2002, between APS and James M. Levine	10.1 to Pinnacle West’s September 30, 2002 Form 10-Q Report, File No. 1-8962	11-14-02

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.75.1[b]	Pinnacle West APS	Amendment to Agreement between APS and James M. Levine effective October 11, 2002	10.2 to Pinnacle West’s September 30, 2004 Form 10-Q Report, File No. 1-8962	11-8-04

10.75.2[b]	Pinnacle West APS	Second Amendment to Agreement between APS and James M. Levine effective as of 1-1-05	10.79.2 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.76[b]	Pinnacle West APS	Letter Agreement dated June 28, 2001 between Pinnacle West Capital Corporation and Steve Wheeler	10.4A to Pinnacle West’s 2002 Form 10-K Report, File No. 1-8962	3-31-03

10.77bd	Pinnacle West APS	Key Executive Employment and Severance Agreement between Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries	10.77 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.78[b]	APS	Letter Agreement dated December 20, 2006 between APS and Randall K. Edington

10.79[b]	Pinnacle West APS	Pinnacle West Capital Corporation 1994 Long- Term Incentive Plan, effective as of March 23, 1994	Appendix A to the Proxy Statement for the Plan Report for Pinnacle West’s 1994 Annual Meeting of Shareholders, File No. 1-8962	4-15-94

10.80[b]	Pinnacle West APS	First Amendment dated December 7, 1999 to the Pinnacle West Capital Corporation 1994 Long-Term Incentive Plan	10.12A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.81[b]	Pinnacle West APS	Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.5A to Pinnacle West’s 2002 Form 10-K Report	3-31-03

10.82[b]	Pinnacle West	Pinnacle West Capital Corporation 2000 Director Equity Plan	99.1 to Pinnacle West’s Registration Statement on Form S-8 (No. 333-40796), File No. 1-8962	7-3-00

10.83	Pinnacle West APS	Agreement No. 13904 (Option and Purchase of Effluent) with Cities of Phoenix, Glendale, Mesa, Scottsdale, Tempe, Town of Youngtown, and Salt River Project Agricultural Improvement and Power District, dated April 23, 1973	10.3 to APS’ 1991 Form 10-K Report, File No. 1-4473	3-19-92

10.84	Pinnacle West APS	Territorial Agreement between APS and Salt River Project	10.1 to APS’ March 31, 1998 Form 10-Q Report, File No. 1-4473	5-15-98

10.85	Pinnacle West APS	Power Coordination Agreement between APS and Salt River Project	10.2 to APS’ March 31, 1998 Form 10-Q Report, File No. 1-4473	5-15-98

10.86	Pinnacle West APS	Memorandum of Agreement between APS and Salt River Project	10.3 to APS’ March 31, 1998 Form 10-Q Report, File No. 1-4473	5-15-98

10.87	Pinnacle West APS	Addendum to Memorandum of Agreement between APS and Salt River Project dated as of May 19, 1998	10.2 to APS’ May 19, 1998 Form 8-K Report, File No. 1-4473	6-26-98

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.88 bd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.1 to Pinnacle West/APS December 9, 2005 Form 8-K Report, File Nos. 1-8962 and 1-4473	12-15-05

10.89 bd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.1 to Pinnacle West/APS December 31, 2005 Form 8-K Report, File Nos. 1-8962 and 1-4473	2-1-06

10.90[d]	Pinnacle West APS	Performance Accelerated Stock Option Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.98 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.91bd	Pinnacle West APS	Stock Ownership Incentive Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.99 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.92 bd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.91 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.93 bd	Pinnacle West APS	Summary of 2006 CEO Variable Incentive Plan and Officer Variable Incentive Plan	10.92 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.94	Pinnacle West APS	Amended and Restated Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, as Administrative Agent and Issuing Bank, dated as of July 22, 2002	10.100 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.95	Pinnacle West APS	Three-Year Credit Agreement dated as of May 21, 2004 between APS as Borrower, and the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages thereof	10.101 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.96	Pinnacle West APS	Amended and Restated Five-Year Credit Agreement dated as of December 9, 2005 between APS, as Borrower, Citibank, N.A., as Agent, and the lenders and other parties thereto	10.95 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.97	Pinnacle West	$200,000,000 Senior Notes Uncommitted Master Shelf Agreement dated as of February 28, 2006	10.96 to Pinnacle West 2005 Form 10-K Report, File No. 1-8962	3-13-06

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.98	Pinnacle West	Amended and Restated Credit Agreement dated as of December 9, 2005 among Pinnacle West Capital Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Agent, and the other agent parties thereto	10.97 to Pinnacle West 2005 Form 10-K Report, File No. 1-8962	3-13-06

10.99	Pinnacle West	First Amendment to Amended and Restated Credit Agreement, dated as of May 15, 2006, supplementing and amending the Amended and Restated Credit Agreement, dated as of December 9, 2005, among Pinnacle West Capital Corporation, as Borrower, JPMorgan Chase Bank, N.A. as Agent and the other parties thereto	10.1 to Pinnacle West’s June 30, 2006 Form 10-Q Report, File No. 1-8962	8-8-06

10.100	Pinnacle West APS	Agreement between Pinnacle West Energy Corporation and Arizona Public Service Company for Transportation and Treatment of Effluent by and between Pinnacle West Energy Corporation and APS dated as of the 10th day of April, 2001	10.102 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.101	Pinnacle West APS	Agreement for the Transfer and Use of Wastewater and Effluent by and between APS, SRP and PWE dated June 1, 2001	10.103 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.102	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent dated November 13, 2000, by and between the City of Tolleson, Arizona, APS and SRP	10.104 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.103	Pinnacle West APS	Operating Agreement for the Co-Ownership of Wastewater Effluent dated November 16, 2000 by and between APS and SRP	10.105 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.104	Pinnacle West APS	Asset Purchase Agreement by and between PPL Sundance Energy, LLC, as Seller, and APS, as Purchaser, dated as of June 1, 2004	10.1 to Pinnacle West’s June 2004 Form 10-Q Report, File No. 1-8962	8-9-04

10.104.1	Pinnacle West APS	Amendment to Asset Purchase Agreement dated as of December 14, 2004 between PPL Sundance Energy, LLC and APS	99.1 to Pinnacle West’s November 18, 2004 Form 8-K Report, File No. 1-8962	12-20-04

10.105	Pinnacle West APS	Credit Agreement dated as of October 19, 2004 among Pinnacle West, other lenders, and JPMorgan Chase Bank, as Administrative Agent	10.1 to Pinnacle West’s September 30, 2004 Form 10-Q Report, File No. 1-8962	11-8-04

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.106[b]	Pinnacle West APS	Pinnacle West Capital Corporation and Arizona Public Service Company Directors’ Retirement Plan, as amended and restated on June 21, 2000	99.2 to Pinnacle West’s Registration Statement on Form S-8 No. 333-40796, File No. 1-8962	7-3-00

10.107	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent with City of Tolleson and Salt River Agricultural Improvement and Power District, dated June 12, 1981, including Amendment No. 1 dated as of November 12, 1981 and Amendment No. 2 dated as of June 4, 1986	10.4 to APS’ 1991 Form 10-K Report, File 1-4473	3-19-92

10.108	Pinnacle West APS	Navajo Project Co-Tenancy Agreement dated as of March 23, 1976, and Supplement No. 1 thereto dated as of October 18, 1976, Amendment No. 1 dated as of July 5, 1988, and Amendment No. 2 dated as of June 14, 1996; Amendment No. 3 dated as of February 11, 1997; Amendment No. 4 dated as of January 21, 1997; Amendment No. 5 dated as of January 23, 1998; Amendment No. 6 dated as of July 31, 1998	10.107 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
10.109	Pinnacle West APS	Navajo Project Participation Agreement dated as of September 30, 1969, and Amendment and Supplement No. 1 dated as of January 16, 1970, and Coordinating Committee Agreement No. 1 dated as of September 30, 1971	10.108 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.110	APS	$500,000,000 Five-Year Credit Agreement dated as of September 29, 2006 among Arizona Public Service Company as Borrower, Bank of America, N.A. as Administrative Agent and Issuing Bank, The Bank of New York as Syndication Agent and Issuing Bank and the other parties thereto	10.1 to APS’ September 2006 Form 10-Q Report, File No. 1-4473	11-8-06

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

21.1	Pinnacle West	Subsidiaries of Pinnacle West

23.1	Pinnacle West	Consent of Deloitte & Touche LLP

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
23.2	APS	Consent of Deloitte & Touche LLP

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West APS	Collateral Trust Indenture among PVNGS II Funding Corp., Inc., APS and Chemical Bank, as Trustee	4.2 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.2	Pinnacle West APS	Supplemental Indenture to Collateral Trust Indenture among PVNGS II Funding Corp., Inc., APS and Chemical Bank, as Trustee	4.3 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
99.3[c]	Pinnacle West APS	Participation Agreement, dated as of August 1, 1986, among PVNGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.1 to APS’ September 30, 1992 Form 10-Q Report, File No. 1-4473	11-9-92

99.4[c]	Pinnacle West APS	Amendment No. 1 dated as of November 1, 1986, to Participation Agreement, dated as of August 1, 1986, among PVNGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	10.8 to APS’ September 30, 1986 Form 10-Q Report by means of Amendment No. 1, on December 3, 1986 Form 8, File No. 1-4473	12-4-86

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
99.5[c]	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of August 1, 1986, among PVNGS Funding Corp., Inc., PVNGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.4 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.6[c]	Pinnacle West APS	Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.5 to APS’ Form S-3 Registration Statement, File No. 33-9480	10-24-86

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
99.7[c]	Pinnacle West APS	Supplemental Indenture No. 1, dated as of November 1, 1986 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.6 to APS’ September 30, 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12-4-86

99.8[c]	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.4 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.9[c]	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.3 to APS’ Form S-3 Registration Statement, File No. 33-9480	10-24-86

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
99.10[c]	Pinnacle West APS	Amendment No. 1, dated as of November 1, 1986, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.10 to APS’ September 30, 1986 Form 10-Q Report by means of Amendment No. l on December 3, 1986 Form 8, File No. 1-4473	12-4-86

99.11[c]	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.6 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.12	Pinnacle West APS	Participation Agreement, dated as of December 15, 1986, among PVNGS Funding Report Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee under a Trust Indenture, APS, and the Owner Participant named therein	28.2 to APS’ September 30, 1992 Form 10-Q Report, File No. 1-4473	11-9-92

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
99.13	Pinnacle West APS	Amendment No. 1, dated as of August 1, 1987, to Participation Agreement, dated as of December 15, 1986, among PVNGS Funding Corp., Inc. as Funding Corporation, State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, Chemical Bank, as Indenture Trustee, APS, and the Owner Participant named therein	28.20 to APS’ Form S-3 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8-10-87

99.14	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of December 15, 1986, among PVNGS Funding Corp., Inc., PVNGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Owner Participant named therein	28.5 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
99.15	Pinnacle West APS	Trust Indenture, Mortgage Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.2 to APS’ November 18, 1986 Form 10-K Report, File No. 1-4473	1-20-87

99.16	Pinnacle West APS	Supplemental Indenture No. 1, dated as of August 1, 1987, to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.13 to APS’ Form S-3 Registration Statement No. 33-9480 by means of August 1, 1987 Form 8-K Report, File No. 1-4473	8-24-87

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
99.17	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.5 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.18	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.5 to APS’ November 18, 1986 Form 8-K Report, File No. 1-4473	1-20-87

99.19	Pinnacle West APS	Amendment No. 1, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.7 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.20[c]	Pinnacle West APS	Indemnity Agreement dated as of March 17, 1993 by APS	28.3 to APS’ 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
99.21	Pinnacle West APS	Extension Letter, dated as of August 13, 1987, from the signatories of the Participation Agreement to Chemical Bank	28.20 to APS’ Form S-3 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8-10-87

99.22	Pinnacle West APS	Arizona Corporation Commission Order, Decision No. 61969, dated September 29, 1999, including the Retail Electric Competition Rules	10.2 to APS’ September 30, 1999 Form 10-Q Report, File No. 1-4473	11-15-99

99.23	Pinnacle West APS	ACC Decision No. 65796 dated April 4, 2003 (Financing Order)	99.3 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5-15-03

99.24	Pinnacle West APS	Proposed Settlement of Docket E-01345A-03-0437, APS Request for Rate Adjustment, dated August 18, 2004	99.1 to Pinnacle West’s August 18, 2004 Form 8-K Report, File No. 1-8962	8-18-04

99.25	Pinnacle West APS	Opinion and Order, ACC Decision No. 67744 dated April 7, 2005 (see Exhibit 99.24 herein for Attachment A to the Opinion and Order, the 2004 Settlement Agreement)	99.5 to Pinnacle West/APS March 31, 2005 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-9-05

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
99.26	Pinnacle West	Purchase Agreement by and among Pinnacle West Energy Corporation and GenWest, L.L.C. and Nevada Power Company, dated June 21, 2005	99.5 to Pinnacle West/APS June 30, 2005 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-9-05

99.27	Pinnacle West APS	Amended and Restated Reimbursement Agreement among Arizona Public Service Company, The Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, and Barclays Bank PLC, as Syndication Agent, dated as of May 19, 2005	99.6 to PinnacleWest/APS June 30, 2005 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-9-05

99.28	Pinnacle West APS	Application for Emergency Interim Rate Increase and Interim Amendment to Decision No. 67744	99.1 to Pinnacle West/APS January 6, 2006 Form 8-K Report, File Nos. 1-8962 and 1-4473	1-9-06

99.29	Pinnacle West	Non-GAAP Financial Measure Reconciliation – Operating Income (GAAP measure) to Gross Margin (non-GAAP financial measure)

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit:[a]	Filed
99.30	APS	Non-GAAP Financial Measure Reconciliation – Operating Income (GAAP measure) to Gross Margin (non-GAAP financial measure)

[a]	Reports filed under File No. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

[b]	Management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

[c]	An additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional Equity Participant. Although such additional document may differ in other respects (such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

[d]	Additional agreements, substantially identical in all material respects to this Exhibit have been entered into with additional persons. Although such additional documents may differ in other respects (such as dollar amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)

Date: February 28, 2007	/s/ William J. Post

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

Signature	Title	Date

/s/ William J. Post (William J. Post, Chairman of the Board of Directors and Chief Executive Officer)	Principal Executive Officer and Director	February 28, 2007

/s/ Jack E. Davis (Jack E. Davis, President and Chief Operating Officer)	Director	February 28, 2007

/s/ Donald E. Brandt (Donald E. Brandt, Executive Vice President and Chief Financial Officer)	Principal Accounting Officer and Principal Financial Officer	February 28, 2007

Signature	Title	Date
/s/ Edward N. Basha, Jr. (Edward N. Basha, Jr.)	Director	February 28, 2007

/s/ Michael L. Gallagher (Michael L. Gallagher)	Director	February 28, 2007

/s/ Pamela Grant (Pamela Grant)	Director	February 28, 2007

/s/ Roy A. Herberger, Jr. (Roy A. Herberger, Jr.)	Director	February 28, 2007

/s/ Martha O. Hesse (Martha O. Hesse)	Director	February 28, 2007

/s/ William S. Jamieson, Jr. (William S. Jamieson, Jr.)	Director	February 28, 2007

/s/ Humberto S. Lopez (Humberto S. Lopez)	Director	February 28, 2007

/s/ Kathryn L. Munro (Kathryn L. Munro)	Director	February 28, 2007

/s/ Bruce J. Nordstrom (Bruce J. Nordstrom)	Director	February 28, 2007

/s/ William L. Stewart (William L. Stewart)	Director	February 28, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY (Registrant)

Date: February 28, 2007	/s/ Jack E. Davis

(Jack E. Davis, Chief Executive Officer)
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

Signature	Title	Date

/s/ William J. Post (William J. Post, Chairman of the Board of Directors )	Director	February 28, 2007

/s/ Jack E. Davis (Jack E. Davis, Chief Executive Officer)	Principal Executive Officer and Director	February 28, 2007

/s/ Donald E. Brandt (Donald E. Brandt, President and Chief Financial Officer)	Principal Financial Officer	February 28, 2007

/s/ Chris N. Froggatt (Chris N. Froggatt, Vice President and Controller)	Principal Accounting Officer	February 28, 2007

Signature	Title	Date
/s/ Edward N. Basha, Jr. (Edward N. Basha, Jr.)	Director	February 28, 2007

/s/ Michael L. Gallagher (Michael L. Gallagher)	Director	February 28, 2007

/s/ Pamela Grant (Pamela Grant)	Director	February 28, 2007

/s/ Roy A. Herberger, Jr. (Roy A. Herberger, Jr.)	Director	February 28, 2007

/s/ Martha O. Hesse (Martha O. Hesse)	Director	February 28, 2007

/s/ William S. Jamieson, Jr. (William S. Jamieson, Jr.)	Director	February 28, 2007

/s/ Humberto S. Lopez (Humberto S. Lopez)	Director	February 28, 2007

/s/ Kathryn L. Munro (Kathryn L. Munro)	Director	February 28, 2007

/s/ Bruce J. Nordstrom (Bruce J. Nordstrom)	Director	February 28, 2007

/s/ William L. Stewart (William L. Stewart)	Director	February 28, 2007

EXHIBIT INDEX

Exhibit
No.	Registrant(s)	Description

10.78[a]	APS	Letter Agreement dated December 20, 2006 between APS and Randall K. Edington

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

21.1	Pinnacle West	Subsidiaries of Pinnacle West

23.1	Pinnacle West	Consent of Deloitte & Touche LLP

23.2	APS	Consent of Deloitte & Touche LLP

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Jack E. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of Donald E. Brandt, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.29	Pinnacle West	Non-GAAP Financial Measure Reconciliation – Operating Income (GAAP measure) to Gross Margin (non-GAAP financial measure)

99.30	APS	Non-GAAP Financial Measure Reconciliation – Operating Income (GAAP measure) to Gross Margin (non-GAAP financial measure)

[a]	Management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.