Form 10-Q
period 2008-03-31
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2008-05-08
CIK 7286, 764622

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☑
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of May 5, 2008: 100,633,751
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of May 5, 2008: 71,264,947
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

GLOSSARY
ACC — Arizona Corporation Commission
ADEQ — Arizona Department of Environmental Quality
ALJ — Administrative Law Judge
APS — Arizona Public Service Company, a subsidiary of the Company
APSES — APS Energy Services Company, Inc., a subsidiary of the Company
Base Fuel Rate — the portion of APS’ retail base rates attributable to fuel and purchased power costs
Clean Air Act — Clean Air Act, as amended
Company — Pinnacle West Capital Corporation
DOE — United States Department of Energy
El Dorado — El Dorado Investment Company, a subsidiary of the Company
EPA — United States Environmental Protection Agency
ERMC — Energy Risk Management Committee
FASB — Financial Accounting Standards Board
FERC — United States Federal Energy Regulatory Commission
FIN — FASB Interpretation Number
FIP — Federal Implementation Plan
Fitch — Fitch, Inc.
Four Corners — Four Corners Power Plant
GAAP — accounting principles generally accepted in the United States of America
IRS — United States Internal Revenue Service
kWh — kilowatt-hour, one thousand watts per hour
Moody’s — Moody’s Investors Service, Inc.
MWh — megawatt-hour, one million watts per hour
Native Load — retail and wholesale sales supplied under traditional cost-based rate regulation
Note — a Note to Pinnacle West’s Condensed Consolidated Financial Statements in Item 1 of this report
NRC — United States Nuclear Regulatory Commission
OCI — other comprehensive income
Off-System Sales — sales of electricity from generation owned or contracted by the Company that is over and above the amount required to serve APS’ retail customers and traditional wholesale contracts
Palo Verde — Palo Verde Nuclear Generating Station
Pinnacle West — Pinnacle West Capital Corporation, the Company

Pinnacle West Energy — Pinnacle West Energy Corporation, a subsidiary of the Company, dissolved as of August 31, 2006
Pinnacle West Marketing & Trading — Pinnacle West Marketing & Trading Co., LLC, a subsidiary of the Company
PRP — potentially responsible parties under Superfund
PSA — power supply adjustor approved by the ACC to provide for recovery or refund of variations in actual fuel and purchased power costs compared with the Base Fuel Rate
Salt River Project — Salt River Project Agricultural Improvement and Power District
SEC — United States Securities and Exchange Commission
SFAS — Statement of Financial Accounting Standards
Standard & Poor’s — Standard & Poor’s Ratings Services
SunCor — SunCor Development Company, a subsidiary of the Company
Superfund — Comprehensive Environmental Response, Compensation and Liability Act
2005 Deferrals — PSA deferrals related to 2005 replacement power costs associated with Palo Verde outages
2007 Form 10-K — Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2007
VIE — variable interest entity

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
OPERATING REVENUES
Regulated electricity segment	$622,801	$536,051
Real estate segment	47,742	77,132
Marketing and trading	57,458	72,471
Other revenues	8,737	9,363

Total	736,738	695,017

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	269,378	203,353
Real estate segment operations	48,219	61,336
Marketing and trading fuel and purchased power	51,522	57,944
Operations and maintenance	194,124	171,578
Depreciation and amortization	95,607	89,378
Taxes other than income taxes	33,152	34,719
Other expenses	5,938	8,488

Total	697,940	626,796

OPERATING INCOME	38,798	68,221

OTHER
Allowance for equity funds used during construction	6,124	4,444
Other income (Note 14)	3,848	4,512
Other expense (Note 14)	(4,908)	(6,353)

Total	5,064	2,603

INTEREST EXPENSE
Interest charges	54,766	50,126
Capitalized interest	(5,679)	(4,807)

Total	49,087	45,319

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,225)	25,505
INCOME TAXES	(557)	9,041

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,668)	16,464
INCOME FROM DISCONTINUED OPERATIONS
Net of income tax expense of $120 and $46 (Note 17)	195	66

NET INCOME (LOSS)	$(4,473)	$16,530

WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING — BASIC	100,521	100,045
WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING — DILUTED	100,521	100,622

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income (loss) from continuing operations — basic	$(0.05)	$0.16
Net income (loss) — basic	$(0.04)	$0.17
Income (loss) from continuing operations — diluted	$(0.05)	$0.16
Net income (loss) — diluted	$(0.04)	$0.16
DIVIDENDS DECLARED PER SHARE	$0.525	$0.525
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,533	$56,321
Customer and other receivables	392,784	456,007
Allowance for doubtful accounts	(4,219)	(4,782)
Materials and supplies (at average cost)	164,003	149,759
Fossil fuel (at average cost)	24,966	27,792
Deferred income taxes	—	31,510
Assets from risk management and trading activities (Note 10)	133,000	57,605
Home inventory	94,693	98,729
Assets held for sale (Note 17)	51,090	7,139
Other current assets	31,678	26,849

Total current assets	905,528	906,929

INVESTMENTS AND OTHER ASSETS
Real estate investments — net	480,604	532,600
Assets from long-term risk management and trading activities (Note 10)	108,702	48,928
Nuclear decommissioning trust (Note 18)	371,500	379,347
Other assets	113,891	117,941

Total investments and other assets	1,074,697	1,078,816

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	11,764,798	11,640,739
Less accumulated depreciation and amortization	4,016,182	4,004,944

Net	7,748,616	7,635,795
Construction work in progress	597,132	625,577
Intangible assets, net of accumulated amortization	103,067	105,746
Nuclear fuel, net of accumulated amortization	94,311	69,271

Total property, plant and equipment	8,543,126	8,436,389

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset	50,497	110,928
Other regulatory assets	502,803	514,353
Other deferred debits	120,926	114,794

Total deferred debits	674,226	740,075

TOTAL ASSETS	$11,197,577	$11,162,209

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2008	2007
LIABILITIES AND COMMON STOCK EQUITY

CURRENT LIABILITIES
Accounts payable	$218,596	$323,346
Accrued taxes (Note 8)	325,771	269,628
Accrued interest	41,746	39,836
Short-term borrowings	342,626	340,661
Current maturities of long-term debt (Note 4)	192,893	163,773
Customer deposits	78,560	80,010
Deferred income taxes	33,206	—
Liabilities from risk management and trading activities (Note 10)	22,916	24,510
Other current liabilities	85,257	102,685

Total current liabilities	1,341,571	1,344,449

LONG-TERM DEBT LESS CURRENT MATURITIES (NOTE 4)	3,114,579	3,127,125

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,178,679	1,243,743
Regulatory liabilities	728,308	642,564
Liability for asset retirements	263,653	281,903
Liabilities for pension and other postretirement benefits (Note 6)	514,545	504,603
Liabilities from long-term risk management and trading activities (Note 10)	11,121	4,701
Unamortized gain — sale of utility plant	35,462	36,606
Other	465,458	444,904

Total deferred credits and other	3,197,226	3,159,024

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

COMMON STOCK EQUITY
Common stock, no par value	2,134,904	2,135,787
Treasury stock	(3,398)	(2,054)

Total common stock	2,131,506	2,133,733

Accumulated other comprehensive income (loss) (Note 11):
Pension and other postretirement benefits	(38,667)	(39,336)
Derivative instruments	95,107	23,473

Total accumulated other comprehensive income (loss)	56,440	(15,863)

Retained earnings	1,356,255	1,413,741

Total common stock equity	3,544,201	3,531,611

TOTAL LIABILITIES AND COMMON STOCK EQUITY	$11,197,577	$11,162,209

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,473)	$16,530
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	104,418	98,476
Deferred fuel and purchased power	9,722	(26,293)
Deferred fuel and purchased power amortization	50,709	68,766
Allowance for equity funds used during construction	(6,124)	(4,444)
Deferred income taxes	(44,781)	(12,752)
Change in mark-to-market valuations	(14,709)	(5,494)
Changes in current assets and liabilities:
Customer and other receivables	63,285	149,097
Materials, supplies and fossil fuel	(11,418)	(14,438)
Other current assets	(511)	4,525
Accounts payable	(84,556)	(124,785)
Other current liabilities	30,057	21,242
Proceeds from the sale of real estate assets	23,678	16,824
Real estate investments	(10,967)	(24,374)
Change in risk management and trading — assets	93,449	19,715
Change in risk management and trading — liabilities	6,647	34,191
Change in unrecognized tax benefits	13,223	—
Change in other long-term assets	16,145	(11,900)
Change in other long-term liabilities	11,738	9,695

Net cash flow provided by operating activities	245,532	214,581

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(248,264)	(210,174)
Contributions in aid of construction	10,040	4,091
Capitalized interest	(5,679)	(4,807)
Proceeds from sale of investment securities	—	69,225
Purchases of investment securities	—	(36,525)
Proceeds from nuclear decommissioning trust sales	67,177	63,490
Investment in nuclear decommissioning trust	(72,362)	(68,675)
Other	970	(626)

Net cash flow used for investing activities	(248,118)	(184,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	43,690	53,257
Repayment of long-term debt	(29,295)	(39,305)
Short-term borrowings and payments — net	1,965	35,300
Dividends paid on common stock	(52,759)	(52,495)
Common stock equity issuance	2,815	7,613
Other	(2,618)	(907)

Net cash flow (used for) provided by financing activities	(36,202)	3,463

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,788)	34,043

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,321	87,210

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,533	$121,253

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$9,860	$38,980
Interest, net of amounts capitalized	$45,949	$50,703
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Consolidation and Nature of Operations
     The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, SunCor, APSES, El Dorado and Pinnacle West Marketing & Trading. Intercompany accounts and transactions between the consolidated companies have been eliminated. Our accounting records are maintained in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2. Condensed Consolidated Financial Statements
     Our unaudited condensed consolidated financial statements reflect all adjustments that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. We suggest that these condensed consolidated financial statements and notes be read along with the consolidated financial statements and notes to consolidated financial statements included in our 2007 Form 10-K, except to the extent of the following items: (1) we have reclassified certain prior year real estate segment revenues and expenses to discontinued operations on our Condensed Consolidated Statements of Income in accordance with SFAS No. 144; (2) we have netted certain prior year amounts on our Condensed Consolidated Balance Sheets and Statements of Cash Flows to reflect the adoption of FASB Staff Position No. FIN 39-1 (see Note 10); and (3) reclassifications as “contributions in aid of construction” of amounts previously reported as part of “capital expenditures” on the Condensed Consolidated Statements of Cash Flows.
3. Quarterly Fluctuations
     Weather conditions cause significant seasonal fluctuations in our revenues. In addition, real estate activities can have significant impacts on our results for interim periods. For these reasons, results for interim periods do not necessarily represent results expected for the year.
4. Liquidity Matters
     The following table shows principal payments due on Pinnacle West’s and APS’ total long-term debt and capitalized lease requirements as of March 31, 2008 (dollars in millions):

	Consolidated
Year	Pinnacle West	APS
2008	$192	$—
2009	58	1
2010	226	224
2011	578	401
2012	376	376
Thereafter	1,886	1,884

Total	$3,316	$2,886

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Recent sub-prime mortgage issues have adversely affected the overall financial markets. Certain bond insurers have had actual or potential downgrades of their “AAA” credit ratings due to their insuring certain mortgage-backed securities and collateralized debt obligations. The interest rates on eleven issues of APS’ pollution control bonds, in the aggregate amount of approximately $343 million, are reset every seven days through auction processes. These bonds are supported by bond insurance policies provided by Ambac Assurance Corporation, and the interest rates on the bonds can be directly affected by the rating of the bond insurer. Downgrades of bond insurers also increase the possibility of a “failed auction,” which results in higher interest rates during the failed auction periods. During the first quarter of 2008, we had seven failed auctions, which represented about 5% of all of our auctions for the quarter. When the auctions failed, the bondholders received the maximum 14% annual interest rate for the week of the failed auction. The bonds were successfully re-auctioned the following week. We continue to monitor this market and are evaluating our options to eliminate our exposure to the auction rate market. We do not expect, however, that our auction rate interest exposure will have a material adverse impact on our financial position, results of operations, cash flows or liquidity.
     An existing ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At March 31, 2008, APS’ common equity ratio, as defined, was 54%, its total common equity was approximately $3.4 billion, and total capitalization was approximately $6.2 billion. APS would be prohibited from paying dividends if its common equity falls below approximately $2.5 billion, assuming APS’ total capitalization remains the same.
     SunCor has a $150 million loan facility secured primarily by an interest in land, commercial properties, land contracts and homes under construction. The loan facility requires compliance with certain loan covenants pertaining to debt to net worth, debt service, liquidity, cash flow coverage and restrictions on debt. As of March 31, 2008, the amount of SunCor’s net assets that could not be transferred to Pinnacle West in the form of cash dividends as a result of these covenants was approximately $217 million.
     As a result of the restrictions in the preceding two paragraphs, as of March 31, 2008, the restricted net assets of our subsidiaries exceeded 25% of our consolidated net assets (at March 31, 2008, our consolidated net assets were approximately $3.5 billion). These restrictions do not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.
5. Regulatory Matters
     2008 General Rate Case
     On March 24, 2008, APS filed a request with the ACC for a net rate increase of $266 million for retail customers effective no later than July 1, 2009 (the “March Rate Request”) based on a test year ended September 30, 2007, adjusted as described below. The ACC staff requested that APS update financial schedules, testimony and other data contained in the March Rate Request to reflect a test year ended December 31, 2007. Although APS concluded that the March Rate Request complied with applicable ACC test year requirements, to prevent further delays in processing the rate request, APS agreed to file the updated information with the ACC on or before June 3, 2008. The ACC staff has agreed to complete its review of the updated information no later than 30 days after APS makes its revised submission. Thereafter, we expect the ACC to issue a procedural schedule detailing the timeline for addressing the request.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The key financial provisions of the March Rate Request included:
•	an average rate increase of 8.1% for existing customers plus the establishment of a new growth-related impact fee charged to new connections;

•	an increase of $253 million in non-fuel base rates and a net increase of $13 million for fuel and purchased power costs reflected in base rates, and recovery of up to $53 million of such increases through the impact fee;

•	a rate base of $5.3 billion, which approximates the ACC-jurisdictional portion of the book value of utility assets, net of accumulated depreciation and other credits, as of September 30, 2007, subject to certain adjustments, such as the inclusion of Units 5 and 6 of the Yucca Power Plant (near Yuma in southwestern Arizona), the steam generator replacements at Palo Verde Unit 3, environmental upgrades to APS coal plants, and other plant additions under construction at the end of the test year that are currently in service or expected to go into service before the proposed rates are requested to become effective;

•	the following proposed capital structure and costs of capital:

	Capital	Cost of
	Structure	Capital
Long-term debt	45.9%	5.77%
Common stock equity	54.1%	11.50%
Weighted-average cost of capital		8.87%
•	a Base Fuel Rate of $0.0366 per kWh based on estimated 2009 prices (an increase from the current Base Fuel Rate of $0.0325 per kWh, including the reclassification of $106 million of fuel and purchased power revenues from the PSA to base rates);

•	an $87 million attrition adjustment to address erosion in APS’ earnings and return on equity between the end of the test year and 2010; and

•	a new super-peak residential time-of-use rate and a commercial and industrial critical peak pricing proposal to allow eligible customers additional options to manage their electric bills, as well as other conservation-related rate design proposals.
     In addition, APS requested various modifications to the Environmental Improvement Surcharge and the Demand Side Management Adjustment Clause that will allow APS to expand its conservation and demand-side management programs and support environmental upgrades to APS facilities in response to and in anticipation of future environmental requirements.
     2007 Retail Rate Order
     As previously disclosed, in June 2007 the ACC issued an order (the “Retail Rate Order”) in a general retail rate case that APS filed in late 2005. The Retail Rate Order approved a $322 million increase in APS’ annual retail base revenues, effective July 1, 2007, which included a $315 million fuel-related increase and a $7 million non-fuel related increase. The Retail Rate Order also authorized APS’ recovery of approximately $34 million of 2005 Deferrals through a temporary PSA surcharge over a twelve-month period beginning July 1, 2007, modified the PSA in various respects and increased the Base Fuel Rate. In addition, the Retail Rate Order provides that the PSA adjustor that took effect on February 1, 2007 ($0.004 per kWh), and that was scheduled to expire on January 31, 2008, will remain in effect as long as necessary to allow APS to collect $46 million of

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2007 fuel and purchased power costs deferred as a result of the mid-2007 implementation of the new Base Fuel Rate. We anticipate that this adjustor will remain in effect through mid-2008.
     PSA Balance
     The following table shows the changes in the deferred fuel and purchased power regulatory asset for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended
	March 31,
	2008	2007
Beginning balance	$111	$160
Deferred fuel and purchased power costs-current period	(11)	25
Interest on deferred fuel and purchased power	1	2
Amounts recovered through revenues	(51)	(69)

Ending balance	$50	$118

     The PSA rate for the PSA Year (February 1 through January 1) beginning February 1, 2008 was set at the maximum $0.004 per kWh. Any uncollected deferrals during the 2008 PSA Year resulting from this limit will be included in the historical component of the PSA rate for the PSA Year beginning February 1, 2009.
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
     On September 21, 2007, the FERC issued an order on these proposed revisions to APS’ transmission rates in which it accepted APS’ proposed formula rates and ordered settlement judge procedures, which are underway. The proposed rates became effective March 1, 2008, subject to refund based upon the ultimate outcome of proceedings at the FERC on this matter.
     On December 31, 2007, APS filed with the ACC an application to increase annual pretax retail revenues by approximately $30 million, effective March 1, 2008, to cover the Retail Transmission Charges authorized by the FERC. This retail rate increase implements an ACC-approved mechanism, the transmission cost adjustor (“TCA”), by which changes in Retail Transmission Charges can be reflected in APS’ retail rates. On February 13, 2008, the ACC voted to approve APS’ request, subject to refund pending final outcome of FERC proceedings on this matter.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     On June 1, 2008, our FERC transmission rates will automatically adjust based on the formula mechanism described above. In addition, APS will file a new request with the ACC to implement the TCA allowing APS to reflect the resulting increased Retail Transmission Charges in its retail rates.
     Equity Infusion Notice
     On May 2, 2008, Pinnacle West filed a Notice with the ACC that would allow Pinnacle West to infuse up to $400 million of equity into APS during 2008 in the event Pinnacle West deems it appropriate to do so. Under Arizona law and implementing regulatory decisions, Pinnacle West is required to give such notice at least 120 days prior to such an equity infusion into APS. The ACC may, but need not, take action on this Notice. If the ACC takes no action within the 120 day notice period, Pinnacle West may thereafter make any such infusions at the Company’s discretion.
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
     On August 13, 2007, the FERC issued an order on rehearing, reinstating the authority of the Pinnacle West Companies to make sales at market-based rates in all seasons for sales outside of the Phoenix Valley, and in all seasons except the summer for sales within the Phoenix Valley. The Pinnacle West Companies submitted a compliance filing implementing this order to the FERC on October 12, 2007. This compliance filing was accepted conditionally by FERC in an order issued January 17, 2008. In compliance with the January 17, 2008 order, the Pinnacle West Companies filed a revised mitigation plan to implement cost-based rates for sales in the Phoenix Valley during the summer months. The first summer period under this cost-based mitigation will begin on June 1, 2008. We are awaiting a response from the FERC regarding the approval of our proposed mitigation plan.
     Based upon an analysis of this matter, at this time neither Pinnacle West nor APS believes that this proceeding will have a material adverse effect on its financial position, results of operations or cash flows.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Retirement Plans and Other Benefits
     Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a nonqualified supplemental excess benefit retirement plan (“SEBRP”), and other postretirement benefit plans for the employees of Pinnacle West and our subsidiaries. Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans. The market-related value of our plan assets is their fair value at the measurement date.
     The following table provides details of the plans’ benefit costs for the three months ended March 31, 2008 and 2007. Also included is the portion of these costs charged to expense, including administrative costs and excluding amounts billed to electric plant participants or capitalized as overhead construction (dollars in millions):

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Service cost-benefits earned during the period	$13	$14	$5	$6
Interest cost on benefit obligation	27	27	10	10
Expected return on plan assets	(29)	(29)	(11)	(12)
Amortization of:
Transition obligation	—	—	1	1
Prior service cost	1	1	—	—
Net actuarial loss	4	4	1	2

Net periodic benefit cost	$16	$17	$6	$7

Portion of cost charged to expense	$7	$8	$3	$3

APS’ share of costs charged to expense	$7	$7	$3	$3

Contributions
     The contribution to our pension plan in 2008 is estimated to be approximately $50 million. The contribution to our other postretirement benefit plans in 2008 is estimated to be approximately $20 million. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 96% of the plans.
7. Business Segments
     Pinnacle West’s two reportable business segments are:
•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
customers) and related activities and includes electricity generation, transmission and distribution; and

•	our real estate segment, which consists of SunCor’s real estate development and investment activities.
     Financial data for the three months ended March 31, 2008 and 2007 and at March 31, 2008 and December 31, 2007 is provided as follows (dollars in millions):

	Three Months Ended
	March 31,
	2008	2007
Operating Revenues:
Regulated electricity segment	$623	$536
Real estate segment	48	77
All other (a)	66	82

Total	$737	$695

Net Income (Loss):
Regulated electricity segment	$(6)	$4
Real estate segment	(1)	9
All other (a)	3	4

Total	$(4)	$17

	As of	As of
	March 31, 2008	December 31, 2007
Assets:
Regulated electricity segment	$10,399	$10,356
Real estate segment	658	661
All other (a)	141	145

Total	$11,198	$11,162

(a)	Includes activities related to marketing and trading, APSES and El Dorado. None of these segments is a reportable segment.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Income Taxes
     As a result of a change in IRS guidance, we claimed a tax deduction related to an APS tax accounting method change on our 2001 federal consolidated income tax return. The accelerated deduction resulted in a $200 million reduction in the current income tax liability and a corresponding increase in the plant-related deferred tax liability. Our 2001 federal consolidated income tax return is currently under examination by the IRS. As part of its ongoing examination, the IRS is reviewing this accounting method change and the resultant deduction. Within the next three months, we expect that the IRS will finalize its examination of the 2001 return, which will include a settlement on the tax accounting method change. Although the ultimate outcome of this matter cannot currently be predicted, as a result of the current status of the examination, we have increased by approximately $13 million our estimate of the amounts of unrecognized tax benefits included in accrued taxes and other deferred credits on the Condensed Consolidated Balance Sheets at March 31, 2008. We do not expect the ultimate outcome of this examination to have a material adverse impact on our financial position or results of operations. We expect that it will have a negative impact on cash flows, but do not believe it will materially affect our ability to meet our on-going capital requirements. We do not expect that there will be any other significant increases or decreases in our unrecognized tax benefits within the next 12 months.
9. Variable-Interest Entities
     In 1986, APS entered into agreements with three separate VIE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. We are not the primary beneficiary of the Palo Verde VIEs and, accordingly, do not consolidate them.
     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2008, APS would have been required to assume approximately $194 million of debt and pay the equity participants approximately $170 million.
10. Derivative and Energy Trading Accounting
     We use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage our exposure to the commodity price risk inherent in the purchase and sale of fuel, electricity and emission allowances and credits. As of March 31, 2008, we hedged exposures to the price variability of the power and gas commodities for a maximum of 39 months. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges
     The changes in the fair value of our hedged positions included in the Condensed Consolidated Statements of Income, after consideration of amounts deferred under the PSA, for the three months ended March 31, 2008 and 2007 are comprised of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Gains on the ineffective portion of derivatives qualifying for hedge accounting	$1,090	$911
Gains from the discontinuance of cash flow hedges	—	314
     During the next twelve months ending March 31, 2009, we estimate that a net gain of $101 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions. To the extent the amounts are eligible for inclusion in the PSA, the amounts will be recorded as either a regulatory asset or liability and have no effect on earnings.
FIN 39-1
     We adopted FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts” (FIN 39-1) on January 1, 2008. In accordance with this guidance, we elected to offset the fair value amounts for derivative instruments, including collateral, executed with the same counterparty under a master netting arrangement. Collateral was previously reported in other current assets or other current liabilities on our Condensed Consolidated Balance Sheets. This guidance required retrospective application for all prior periods presented. As a result, our Condensed Consolidated Balance Sheet and Statement of Cash Flows line items changed by the following amounts (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As originally	Reclassifications
	reported in the	as a result of the
	2007	adoption of	After adoption
Balance Sheet - December 31, 2007	Form 10-K	FIN 39-1	of FIN 39-1
Current Assets — Assets from risk management and trading activities	$97,373	$(39,768)	$57,605
Current Assets — Other current assets	34,738	(750)	33,988 (a)
Investments and Other Assets — Assets from long-term risk management and trading activities	89,913	(40,985)	48,928

Current Liabilities — Liabilities from risk management and trading activities	65,028	(40,518)	24,510
Deferred Credits and Other - Liabilities from long-term risk management and trading activities	45,686	(40,985)	4,701

(a)	This balance also includes $7 million of “Assets held for sale” presented separately in this filing.

	As originally	Reclassifications
	reported in the	as a result of the
Statement of Cash Flows —	March 31, 2007	adoption of	After adoption
Three months ended March 31, 2007	Form 10-Q	FIN 39-1	of FIN 39-1
Change in risk management and trading — assets	$54,689	$(34,974)	$19,715
Change in risk management and trading — liabilities	(480)	34,671	34,191
Collateral	(303)	303	—
     The following tables summarize our assets and liabilities from risk management and trading activities presented net in accordance with FIN 39-1 (dollars in thousands):

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
March 31, 2008	Assets	Assets	Liabilities	Other	(Liability)
Mark-to-market	$195,049	$108,702	$(22,416)	$(11,121)	$270,214
Margin account liability	(62,049)	—	(500)	—	(62,549)
Collateral provided to counterparties	—	—	—	—	—
Collateral provided from counterparties	—	—	—	—	—

Total	$133,000	$108,702	$(22,916)	$(11,121)	$207,665

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Investments		Deferred
	Current	and Other	Current	Credits and
December 31, 2007	Assets	Assets	Liabilities	Other	Net Asset
Mark-to-market	$26,333	$48,928	$(30,786)	$(4,701)	$39,774
Margin account	30,650	—	6,148	—	36,798
Collateral provided to counterparties	622	—	128	—	750
Collateral provided from counterparties	—	—	—	—	—

Total	$57,605	$48,928	$(24,510)	$(4,701)	$77,322

     We maintain a margin account with a broker to support our risk management and trading activities. The margin account was a liability of $56 million at March 31, 2008 and an asset of $31 million at December 31, 2007 and is included in the margin account in the table above. Cash is deposited with the broker in this account at the time futures or options contracts are initiated. The change in market value of these contracts (reflected in mark-to-market) requires adjustment of the margin account balance.
     See Note 20 for a discussion of SFAS No. 157, “Fair Value Measurements,” which we adopted January 1, 2008.
Credit Risk
     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 19% of Pinnacle West’s $242 million of risk management and trading assets as of March 31, 2008. Our risk management process assesses and monitors the financial exposure of this and all other counterparties. Despite the fact that the great majority of trading counterparties’ securities are rated as investment grade by the credit rating agencies, including the counterparty discussed above, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. To manage credit risk, we employ collateral requirements, standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty and credit default swaps. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.
11. Comprehensive Income
     Components of comprehensive income for the three months ended March 31, 2008 and 2007 are as follows (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months
	Ended March 31,
	2008	2007
Net income (loss)	$(4,473)	$16,530

Other comprehensive income (loss):
Net unrealized gains on derivative instruments (a)	119,806	62,560
Net reclassification of realized gains on derivative instruments to income (b)	(2,065)	(5,013)
Reclassification of pension and other postretirement benefits to income	1,043	251
Net income tax expense related to items of other comprehensive income	(46,481)	(22,570)

Total other comprehensive income	72,303	35,228

Comprehensive income	$67,830	$51,758

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized for contracted commodities delivered during the period.
12. Commitments and Contingencies
Palo Verde Nuclear Generating Station
     Spent Nuclear Fuel and Waste Disposal
     Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before at least 2017. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other Palo Verde owners), filed damages actions against the DOE in the Court of Federal Claims. APS is currently pursuing that damages claim and trial is expected to occur in 2009.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     APS currently estimates it will incur $132 million (in 2008 dollars) over the life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. At March 31, 2008, APS had a regulatory liability of $15 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.
California Energy Market Issues and Refunds in the Pacific Northwest
     FERC
     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. APS was a seller and a purchaser in the California markets at issue and, to the extent that refunds are ordered, APS should be a recipient as well as a payor of such amounts. The FERC is still considering the evidence and refund amounts have not yet been finalized. However, on September 6, 2005, the Ninth Circuit issued a decision, concluding that the FERC may not order refunds from entities that are not within the FERC’s jurisdiction. Because a number of the entities owing refunds under the FERC’s calculations are not within the FERC’s jurisdiction, this order may affect the level of recovery of refunds due in this proceeding. In addition, on August 8, 2005, the FERC issued an order allowing sellers in the California markets to demonstrate that its refund methodology results in an overall revenue shortfall for their transactions in the relevant markets over a specified time frame. More than twenty sellers made such cost recovery filings on September 14, 2005. On January 26, 2006, the FERC conditionally accepted thirteen of these filings, reducing the refund liability for these sellers. Correspondingly, this will reduce the recovery of total refunds in the California markets. On August 2, 2006, the Ninth Circuit issued a decision on the appropriate temporal scope and the type of transactions that are properly subject to the refund orders. In the decision, the Court preserved the scope of the FERC’s existing refund proceedings, but also expanded it potentially to include additional transactions, remanding the orders to the FERC for further proceedings. Various parties filed petitions for rehearing on this order. In addition, on December 19, 2006, the Ninth Circuit issued a decision on the appropriate standard of review at the FERC on wholesale power contracts in the refund proceedings, specifically addressing the application of the so-called “just and reasonable” standard as opposed to the “public interest” standard. In so doing, the Ninth Circuit remanded the matter back to the FERC with the requirement that the FERC review the refund matter using the appropriate standard of review. Several parties sought rehearing of this decision at the Ninth Circuit. Like the August 2, 2006 Ninth Circuit decision, the December 19, 2006 decision has the potential to expand the existing FERC refund proceedings. A settlement, resolving APS’ issues with certain California parties for the current refund period, was filed with the FERC on May 2, 2008, which will be followed by a sixty-day comment period at the FERC. We currently believe the refund claims at the FERC related to the parties not involved in this settlement, as well as the claims related to the parties involved in the settlement, will have no material adverse impact on our financial position, results of operations or cash flows.
     On March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including APS, failed to properly file rate information at the FERC in connection with sales to California from 2000 to the present under market-based rates. The complaint requests the FERC to require the wholesale sellers to refund any rates that are “found to exceed just and reasonable levels.” This complaint was dismissed by the FERC, and the State of California appealed the matter to the Ninth Circuit Court of Appeals. In an

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
order issued September 9, 2004, the Ninth Circuit upheld the FERC’s authority to permit market-based rates, but rejected the FERC’s claim that it was without authority to consider retroactive refunds when a utility has not strictly adhered to the quarterly reporting requirements of the market-based rate system. On September 9, 2004, the Ninth Circuit remanded the case to the FERC for further proceedings. Following several years of procedural activity, on March 20, 2008, the FERC re-opened its proceedings. We believe that, once the settlement mentioned above is approved by the FERC, this matter also will be dismissed as to APS. Accordingly, we currently believe that the outcome of these further proceedings will have no material adverse impact on our financial position, results of operations or cash flows.
     On March 26, 2003, the FERC made public a Final Report on Price Manipulation in Western Markets, prepared by its staff and covering spot markets in the West in 2000 and 2001. The report stated that a significant number of entities who participated in the California markets during the 2000-2001 time period, including APS, may potentially have been involved in arbitrage transactions that allegedly violated certain provisions of the Independent System Operator tariff. After reviewing the matter, along with the data supplied by APS, the FERC staff moved to dismiss the claims against APS and to dismiss the proceeding. The motion to dismiss was granted by the FERC on January 22, 2004. Certain parties have sought rehearing of this order, and that request is pending. Under the pending settlement agreement mentioned above, filed with the FERC on May 2, 2008, these parties will withdraw their request for rehearing once the settlement is approved by the FERC.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
14. Other Income and Other Expense
     The following table provides detail of other income and other expense for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Other income:
Interest income	$2,243	$3,413
SunCor other income (a)	1,596	579
Miscellaneous	9	520

Total other income	$3,848	$4,512

Other expense:
Non-operating costs	$(1,930)	$(3,311)
Investment losses — net	(2,668)	(1,739)
Miscellaneous	(310)	(1,303)

Total other expense	$(4,908)	$(6,353)

(a)	Includes equity earnings from a real estate joint venture that is a pass-through entity for tax purposes.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15. Guarantees
     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our subsidiaries. Our parental guarantees for Pinnacle West Marketing & Trading and APS relate to commodity energy products. Our credit support instruments enable APSES to offer energy-related products and commodity energy. Non-performance or non-payment under the original contract by our subsidiaries would require performance under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees on behalf of our subsidiaries. Our guarantees have no recourse or collateral provisions to allow us to recover amounts paid under the guarantees. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at March 31, 2008 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
Parental:
Pinnacle West Marketing & Trading	$19	1	$—	—
APSES	18	1	17	1
APS	4	1	—	—

Total	$41		$17

     At March 31, 2008, Pinnacle West had approximately $7 million of letters of credit related to workers’ compensation expiring in 2009. We intend to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.
     APS has entered into various agreements that require letters of credit for financial assurance purposes. At March 31, 2008, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations and expire in 2010. APS has also entered into approximately $79 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2010. Additionally, at March 31, 2008, APS had approximately $4 million of letters of credit related to counterparty collateral requirements expiring in 2008. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
     The following table presents earnings per weighted average common share outstanding for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Basic earnings per share:
Income (loss) from continuing operations	$(0.05)	$0.16
Income from discontinued operations	0.01	0.01

Earnings per share — basic	$(0.04)	$0.17

Diluted earnings per share:
Income (loss) from continuing operations	$(0.05)	$0.16
Income from discontinued operations	0.01	—

Earnings per share — diluted	$(0.04)	$0.16

     For the three months ended March 31, 2008, the weighted average common shares outstanding were the same for both basic and diluted shares. There were 703,875 outstanding options to purchase shares of common stock that were excluded from the computation of diluted earnings per share because the impact of including those options would be antidilutive.
     Dilutive stock options and performance shares (which are contingently issuable) increased average common shares outstanding by approximately 577,000 shares for the three months ended March 31, 2007. All the outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share because the options’ exercise prices were less than the average market price of the common shares for the three-month period ended March 31, 2007.
17. Discontinued Operations
     SunCor (real estate segment) - In 2008 and 2007, SunCor sold or expects to sell commercial properties that are required to be reported as discontinued operations on Pinnacle West’s Condensed Consolidated Statements of Income in accordance with SFAS No. 144. Assets held for sale relate to commercial properties in the amount of $51 million at March 31, 2008 and $7 million at December 31, 2007. Total revenues related to discontinued operations included in Pinnacle West’s Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 were immaterial.
18. Nuclear Decommissioning Trust
     To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations. APS invests the trust funds in fixed income securities and domestic equity securities. APS applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in accounting for investments in

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
decommissioning trust funds, and classifies these investments as available for sale. As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets. Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have recorded the offsetting amount of gains (losses) on investment securities in other regulatory liabilities or assets. The following table summarizes the fair value of APS’ nuclear decommissioning trust fund assets at March 31, 2008 and December 31, 2007 (dollars in millions):

	Trust Fund	Total Unrealized
	Assets	Gains
March 31, 2008
Equity securities — fair value	$159	$51
Fixed income securities — fair value	218	7
Net payables(a)	(5)	—

Total	$372	$58

(a) Net payables relate to pending securities sales and purchases.

December 31, 2007
Equity securities — fair value	$175	$68
Fixed income securities — fair value	204	5

Total	$379	$73

     The costs of securities sold are determined on the basis of specific identification. The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended
	March 31,
	2008	2007
Realized gains	$1	$1
Realized losses	(1)	(1)
Proceeds from the sale of securities	67	63
     The fair value of fixed income securities, summarized by contractual maturities, at March 31, 2008 is as follows (dollars in millions):

Fair Value	March 31, 2008
Less than one year	$24
1 year – 5 years	41
5 years – 10 years	36
Greater than 10 years	117

Total	$218

     See Note 20 for a discussion of SFAS No. 157, “Fair Value Measurements,” which we adopted January 1, 2008.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
19. New Accounting Standards
     See Note 20 for a discussion of SFAS No. 157, “Fair Value Measurements,” which we adopted January 1, 2008.
     See Notes 10 and S-1 for a discussion of FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts” (FIN 39-1), which we adopted January 1, 2008.
     SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” was effective for us on January 1, 2008. This guidance provides companies with an option to report selected financial assets and liabilities at fair value. We did not elect the fair value option for any of our financial assets or liabilities therefore, SFAS No. 159 did not have an impact on our financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This guidance requires enhanced disclosures about derivative instruments and hedging activities. The Statement is effective for us on January 1, 2009. We are currently evaluating this new guidance but do not expect it to have a material impact on our financial statements.
20. Fair Value Measurements
     We adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. This new standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We apply fair value measurements to derivative instruments and nuclear decommissioning trust assets. The adoption of SFAS No. 157 did not have a material impact on our financial statements.
     SFAS No. 157 requires companies to disclose the fair value of certain assets and liabilities according to a fair value hierarchy. This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories. The three levels of the fair value hierarchy are:
•	Level 1 — quoted prices in active markets for identical assets or liabilities.

•	Level 2 — quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.

•	Level 3 — model-derived valuations with unobservable inputs that are supported by little or no market activity.
     As required by SFAS No. 157, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the fair value at March 31, 2008 of our assets and liabilities that are measured at fair value on a recurring basis for both Pinnacle West Consolidated and APS (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable		Balance at
	Assets	Inputs	Inputs	Counterparty	March 31,
	(Level 1)	(Level 2)	(Level 3)	Netting	2008
Pinnacle West:
Assets
Risk management and trading activities (a)	$125	$216	$50	$(87)	$304
Nuclear decommissioning trust (b)	38	339	—	—	377

Total	$163	$555	$50	$(87)	$681

Liabilities
Risk management and trading activities	$(26)	$(52)	$(43)	$87	$(34)

APS:
Assets
Risk management and trading activities (a)	$125	$181	$40	$(82)	$264
Nuclear decommissioning trust (b)	38	339	—	—	377

Total	$163	$520	$40	$(82)	$641

Liabilities
Risk management and trading activities	$(26)	$(44)	$(40)	$82	$(28)

(a)	Excludes $62.5 million of margin account liability. See Notes 10 and S-1.

(b)	Excludes $5 million of net payables related to pending securities sales and purchases. See Note 18.
     The following table shows the changes in fair value for assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2008 for both Pinnacle West Consolidated and APS (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pinnacle West’s	APS’
	Net Derivative	Net Derivative
	Asset (Liability)	Asset (Liability)
Balance at December 31, 2007	$8	$1
Total net gains (losses) realized/ unrealized:
Included in earnings	(2)	(2)
Included in OCI	2	2
Deferred as a regulatory asset or liability	(3)	(3)
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	2	2

Balance at March 31, 2008	$7	$—

Net unrealized losses included in earnings related to instruments still held as of March 31, 2008	$2	$3
     We did not have any non-recurring fair value measurements during the quarter that required disclosure.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
ELECTRIC OPERATING REVENUES	$625,576	$538,260

OPERATING EXPENSES
Fuel and purchased power	272,053	206,196
Operations and maintenance	188,135	165,934
Depreciation and amortization	93,885	87,876
Income taxes	5,157	3,143
Other taxes	32,718	34,522

Total	591,948	497,671

OPERATING INCOME	33,628	40,589

OTHER INCOME (DEDUCTIONS)
Income taxes	1,115	754
Allowance for equity funds used during construction	6,124	4,444
Other income (Note S-3)	2,064	4,433
Other expense (Note S-3)	(5,888)	(4,904)

Total	3,415	4,727

INTEREST DEDUCTIONS
Interest on long-term debt	42,173	40,075
Interest on short-term borrowings	3,849	1,981
Debt discount, premium and expense	1,160	1,156
Allowance for borrowed funds used during construction	(3,775)	(2,213)

Total	43,407	40,999

NET INCOME (LOSS)	$(6,364)	$4,317

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2008	2007
ASSETS

UTILITY PLANT
Electric plant in service and held for future use	$11,706,623	$11,582,862
Less accumulated depreciation and amortization	4,006,235	3,994,777

Net	7,700,388	7,588,085

Construction work in progress	590,880	622,693
Intangible assets, net of accumulated amortization	102,500	105,225
Nuclear fuel, net of accumulated amortization	94,311	69,271

Total utility plant	8,488,079	8,385,274

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 18)	371,500	379,347
Assets from long-term risk management and trading activities (Note S-1)	101,032	41,603
Other assets	68,600	69,570

Total investments and other assets	541,132	490,520

CURRENT ASSETS
Cash and cash equivalents	7,737	52,151
Customer and other receivables	345,669	402,244
Allowance for doubtful accounts	(3,677)	(4,265)
Materials and supplies (at average cost)	164,003	149,759
Fossil fuel (at average cost)	24,966	27,792
Assets from risk management and trading activities (Note S-1)	100,825	34,087
Deferred income taxes	—	38,707
Other current assets	18,841	16,545

Total current assets	658,364	717,020

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset	50,497	110,928
Other regulatory assets	502,803	514,353
Unamortized debt issue costs	23,864	24,373
Other deferred debits	85,370	78,934

Total deferred debits	662,534	728,588

TOTAL ASSETS	$10,350,109	$10,321,402

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2008	2007
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,105,466	2,105,466
Retained earnings	1,027,693	1,076,557
Accumulated other comprehensive income (loss) (Note S-2):
Pension and other postretirement benefits	(21,300)	(21,782)
Derivative instruments	79,945	13,038

Common stock equity	3,369,966	3,351,441
Long-term debt less current maturities (Note 4)	2,876,862	2,876,881

Total capitalization	6,246,828	6,228,322

CURRENT LIABILITIES
Short-term debt	100,000	218,000
Commercial paper	90,944	—
Current maturities of long-term debt (Note 4)	995	978
Accounts payable	155,841	239,923
Accrued taxes	433,076	374,444
Accrued interest	40,563	38,262
Customer deposits	73,696	71,376
Liabilities from risk management and trading activities (Note S-1)	17,567	19,921
Deferred income taxes	25,244	—
Other current liabilities	83,636	92,802

Total current liabilities	1,021,562	1,055,706

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,193,140	1,250,028
Regulatory liabilities	728,308	642,564
Liability for asset retirements	263,653	281,903
Pension and other postretirement liabilities (Note 6)	478,843	469,945
Customer advances for construction	110,720	94,801
Unamortized gain — sale of utility plant	35,462	36,606
Liabilities from long-term risk management and trading activities (Note S-1)	10,993	4,573
Other	260,600	256,954

Total deferred credits and other	3,081,719	3,037,374

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$10,350,109	$10,321,402

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,364)	$4,317
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	102,696	96,974
Deferred fuel and purchased power	9,721	(26,293)
Deferred fuel and purchased power amortization	50,709	68,766
Allowance for equity funds used during construction	(6,124)	(4,444)
Deferred income taxes	(34,793)	(15,566)
Changes in mark-to-market valuations	(13,458)	(3,507)
Changes in current assets and liabilities:
Customer and other receivables	56,686	128,030
Materials, supplies and fossil fuel	(11,418)	(14,438)
Other current assets	163	(2,112)
Accounts payable	(63,888)	(92,004)
Accrued taxes	48,936	6,673
Other current liabilities	(4,545)	(6,533)
Change in risk management and trading — assets	93,449	26,299
Change in risk management and trading — liabilities	6,648	34,114
Change in unrecognized tax benefits	13,129	—
Change in other long-term assets	13,200	(21,108)
Change in other long-term liabilities	10,858	6,284

Net cash flow provided by operating activities	265,605	185,452

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(239,808)	(193,038)
Contributions in aid of construction	10,040	4,091
Allowance for borrowed funds used during construction	(3,775)	(2,213)
Purchases of investment securities	—	(36,525)
Proceeds from sale of investment securities	—	69,225
Proceeds from nuclear decommissioning trust sales	67,177	63,490
Investment in nuclear decommissioning trust	(72,362)	(68,675)
Other	(1,489)	(826)

Net cash flow used for investing activities	(240,217)	(164,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(27,056)	—
Dividends paid on common stock	(42,500)	—
Repayment and reacquisition of long-term debt	(246)	(287)

Net cash flow used for financing activities	(69,802)	(287)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,414)	20,694
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,151	81,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,737	$102,564

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes, net of refunds	$5,704	$44,088
Interest, net of amounts capitalized	$39,946	$45,793
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

	Condensed	APS’
	Consolidated	Supplemental
	Footnote	Footnote
	Reference	Reference
Consolidation and Nature of Operations	Note 1	—
Condensed Consolidated Financial Statements	Note 2	—
Quarterly Fluctuations	Note 3	—
Changes in Liquidity	Note 4	—
Regulatory Matters	Note 5	—
Retirement Plans and Other Benefits	Note 6	—
Business Segments	Note 7	—
Income Taxes	Note 8	—
Variable-Interest Entities	Note 9	—
Derivative and Energy Trading Accounting	Note 10	Note S-1
Comprehensive Income	Note 11	Note S-2
Commitments and Contingencies	Note 12	—
Nuclear Insurance	Note 13	—
Other Income and Other Expense	Note 14	Note S-3
Guarantees	Note 15	—
Earnings Per Share	Note 16	—
Discontinued Operations	Note 17	—
Nuclear Decommissioning Trust	Note 18	—
New Accounting Standards	Note 19	—
Fair Value Measurements	Note 20	—

S-1. Derivative and Energy Trading Accounting
     APS is exposed to the impact of market fluctuations in the commodity price of electricity, natural gas and emissions allowances. As part of its overall risk management program, APS uses various commodity instruments that qualify as derivatives to hedge purchases and sales of electricity, fuels, and emission allowances and credits. As of March 31, 2008, APS hedged exposures to these risks for a maximum of 39 months.
Cash Flow Hedges
     The changes in the fair value of APS’ hedged positions included in the APS Condensed Statements of Income, after consideration of amounts deferred under the PSA, for the three months ended March 31, 2008 and 2007 were comprised of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Gains on the ineffective portion of derivatives qualifying for hedge accounting	$1,090	$911
Gains from the discontinuance of cash flow hedges	—	150
     During the next twelve months ending March 31, 2009, APS estimates that a net gain of $77 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions. To the extent the amounts are eligible for inclusion in the PSA, the amounts will be recorded as either a regulatory asset or liability and have no effect on earnings.
FIN 39-1
     We adopted FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts” (FIN 39-1), on January 1, 2008. In accordance with this guidance, we elected to offset the fair value amounts for derivative instruments, including collateral, executed with the same counterparty under a master netting arrangement. Collateral was previously reported in other current assets or other current liabilities on our Condensed Balance Sheets. This guidance required retrospective application for all prior periods presented. As a result, APS’ Condensed Balance Sheet and Statement of Cash Flows line items changed by the following amounts (dollars in thousands):

	As originally	Reclassifications
	reported in the	as a result of the
	2007	adoption of	After adoption
Balance Sheet - December 31, 2007	Form 10-K	FIN 39-1	of FIN 39-1
Current Assets — Assets from risk management and trading activities	$73,854	$(39,767)	$34,087
Current Assets — Other current assets	17,296	(751)	16,545
Investments and Other Assets — Assets from long-term risk management and trading activities	82,588	(40,985)	41,603

Current Liabilities — Liabilities from risk management and trading activities	60,439	(40,518)	19,921
Deferred Credits and Other - Liabilities from long-term risk management and trading activities	45,558	(40,985)	4,573

	As originally	Reclassifications
	reported in the	as a result of the
Statement of Cash Flows —	March 31, 2007	adoption of	After adoption
Three months ended March 31, 2007	Form 10-Q	FIN 39-1	of FIN 39-1
Change in risk management and trading — assets	$59,181	$(32,882)	$26,299
Change in risk management and trading — liabilities	(557)	34,671	34,114
Collateral	1,789	(1,789)	—
     The following tables summarize APS’ assets and liabilities from risk management and trading activities presented net in accordance with FIN 39-1 (dollars in thousands):

		Investments		Deferred
	Current	and Other	Current	Credits and	Net Asset
March 31, 2008	Assets	Assets	Liabilities	Other	(Liability)
Mark-to-market	$162,874	$101,032	$(17,067)	$(10,993)	$235,846
Margin account liability	(62,049)	—	(500)	—	(62,549)
Collateral provided to counterparties	—	—	—	—	—
Collateral provided from counterparties	—	—	—	—	—

Total	$100,825	$101,032	$(17,567)	$(10,993)	$173,297

		Investments		Deferred
	Current	and Other	Current	Credits and
December 31, 2007	Assets	Assets	Liabilities	Other	Net Asset
Mark-to-market	$2,815	$41,603	$(26,197)	$(4,573)	$13,648
Margin account	30,650	—	6,148	—	36,798
Collateral provided to counterparties	622	—	128	—	750
Collateral provided from counterparties	—	—	—	—	—

Total	$34,087	$41,603	$(19,921)	$(4,573)	$51,196

     We maintain a margin account with a broker to support our risk management and trading activities. The margin account was a liability of $56 million at March 31, 2008 and an asset of $31 million at December 31, 2007 and is included in the margin account in the table above. Cash is deposited with the broker in this account at the time futures or options contracts are initiated. The change in market value of these contracts (reflected in mark-to-market) requires adjustment of the margin account balance.
     See Note 20 for a discussion of SFAS No. 157, “Fair Value Measurements,” which we adopted January 1, 2008.
S-2. Comprehensive Income
     Components of APS’ comprehensive income for the three months ended March 31, 2008 and 2007 are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$(6,364)	$4,317

Other comprehensive income (loss):
Net unrealized gains on derivative instruments (a)	107,016	50,545
Net reclassification of realized losses on derivative instruments to income (b)	3,318	741
Reclassification of pension and other postretirement benefits to income	795	—
Net income tax expense related to items of other comprehensive income	(43,740)	(20,124)

Total other comprehensive income	67,389	31,162

Comprehensive income	$61,025	$35,479

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.
S-3. Other Income and Other Expense
     The following table provides detail of APS’ other income and other expense for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Other income:
Interest income	$1,723	$3,347
Investment gains — net	—	377
Miscellaneous	341	709

Total other income	$2,064	$4,433

Other expense:
Non-operating costs (a)	$(3,322)	$(3,233)
Investment losses — net	(1,452)	—
Asset dispositions	(395)	(1,081)
Miscellaneous	(719)	(590)

Total other expense	$(5,888)	$(4,904)

(a)	As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and Arizona Public Service Company’s Condensed Financial Statements and the related Notes that appear in Item 1 of this report.
OVERVIEW
     Pinnacle West owns all of the outstanding common stock of APS. APS is a vertically-integrated electric utility that provides retail and wholesale electric service to most of the state of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona. APS has historically accounted for a substantial part of our revenues and earnings, and is expected to continue to do so. Although customer growth in APS’ service territory has recently decreased, it is still above the national average and remains an important driver of our revenues and earnings.
     Our cash flows and profitability are affected by the rates APS may charge and the timely recovery of costs through those rates. APS’ retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC. APS’ capital expenditure requirements, which are discussed below under “Liquidity and Capital Resources,” are substantial because of customer growth in APS’ service territory and inflationary impacts on the capital budget, highlighting APS’ need for the timely recovery through rates of these and other expenditures. On March 24, 2008, APS filed a rate case with the ACC requesting, among other things, an increase in rates to help defray rising infrastructure costs, approval of an impact fee and approval of new conservation rates. Details of the current ACC rate case and other retail and wholesale rate matters are discussed in Note 5.
     SunCor, our real estate development subsidiary, has been an important source of earnings in recent years, although SunCor’s earnings in 2007 and expected earnings in 2008 reflect the weak real estate market. See discussion below in “Pinnacle West Consolidated — Factors Affecting our Financial Outlook — Subsidiaries.” Our subsidiary, APSES, provides energy-related products and services and competitive commodity-related energy services to commercial and industrial retail customers in the western United States. Recently, APSES has de-emphasized its commodity-related energy services. El Dorado, our investment subsidiary, owns minority interests in several energy-related investments and Arizona community-based ventures.
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

EARNINGS CONTRIBUTION BY BUSINESS SEGMENT
     Pinnacle West’s two reportable business segments are:
•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities and includes electricity generation, transmission and distribution; and

•	our real estate segment, which consists of SunCor’s real estate development and investment activities.
     The following table summarizes net income (loss) for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended
	March 31,
	2008	2007
Regulated electricity segment	$(6)	$4
Real estate segment	(1)	9
All other (a)	3	4

Net income (loss)	$(4)	$17

(a)	Includes activities related to marketing and trading, APSES and El Dorado. None of these segments is a reportable segment.
PINNACLE WEST CONSOLIDATED — RESULTS OF OPERATIONS
Operating Results — Three-month period ended March 31, 2008 compared with three-month period ended March 31, 2007
     Our consolidated net loss for the three months ended March 31, 2008 was $4 million compared with net income of $17 million for the comparable prior-year period. Net income decreased $21 million in the period-to-period comparison and is reflected in the segments as follows:
•	Regulated Electricity Segment — Net income decreased approximately $10 million primarily due to higher operations and maintenance expense related to increased costs for generation (including more planned overhauls and maintenance) and increased customer service and other costs; and higher depreciation and amortization primarily due to higher plant balances. These negative factors were partially offset by higher retail sales primarily due to customer growth.

•	Real Estate Segment — Net income decreased approximately $10 million primarily due to lower land parcel sales resulting from the weak real estate market.
     Additional details on the major factors that increased (decreased) net income for the three-month period ended March 31, 2008 compared with the prior-year period are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment:
Higher retail sales primarily due to customer growth, excluding weather effects	$6	$4
Impacts of retail rate increase effective July 1, 2007 and transmission rate increase effective March 1, 2008:
Retail revenue increase primarily related to higher Base Fuel Rate	63	38
Decreased deferred fuel and purchased power costs related to higher Base Fuel Rate	(65)	(40)
Transmission rate increase	3	2
Operations and maintenance increases primarily due to:
Increased generation costs, including more planned overhauls and maintenance	(14)	(9)
Increased customer service and other costs	(10)	(6)
Higher depreciation and amortization primarily due to higher plant balances	(6)	(4)
Miscellaneous items, net	10	5

Decrease in regulated electricity segment net income	(13)	(10)
Lower real estate segment net income primarily due to lower land parcel sales resulting from the weak real estate market	(17)	(10)
Other miscellaneous items, net	(1)	(1)

Decrease in net income	$(31)	$(21)

Regulated Electricity Segment Revenues
     Regulated electricity segment revenues were $87 million higher for the three months ended March 31, 2008 compared with the prior-year period primarily because of:
•	a $63 million increase in retail revenues due to a rate increase effective July 1, 2007;

•	a $17 million increase in revenues from Off-System Sales due to higher prices and volumes;

•	an $8 million increase in retail revenues primarily related to customer growth, excluding weather effects;

•	a $3 million increase due to a transmission rate increase effective March 1, 2008;

•	an $18 million decrease in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense; and

•	a $14 million net increase due to miscellaneous factors.

Real Estate Segment Revenues
     Real estate segment revenues were $29 million lower for the three months ended March 31, 2008 compared with the prior-year period primarily because of the weak real estate market.
All Other Revenues
     All other revenues were $16 million lower for the three months ended March 31, 2008 compared with the prior-year period primarily due to a $15 million decrease in marketing and trading revenues as a result of lower mark-to-market gains because of changes in forward prices and lower sales volumes.
     LIQUIDITY AND CAPITAL RESOURCES — Pinnacle West Consolidated
     Operating Cash Flows
     Net cash provided by operating activities was $246 million for the three months ended March 31, 2008, compared with $215 million for the comparable prior-year period, an increase in net cash flow of $31 million. This increase was primarily due to a change in the amount of margin cash collected from counterparties as a result of changes in commodity prices, partially offset by other miscellaneous factors.
     Investing Cash Flows
     Net cash used for investing activities was $248 million for the three months ended March 31, 2008, compared with $184 million for the comparable prior-year period, a decrease in net cash flow of $64 million.
     This cash flow decrease was primarily due to:
•	An increase in cash used for capital expenditures and capitalized interest of $33 million (see table and discussion below); and

•	A decrease of $33 million in net cash proceeds from the sale of securities at APS.
     Financing Cash Flows
     Net cash used for financing activities was $36 million for the three months ended March 31, 2008, compared with net cash provided by financing activities of $3 million for the comparable prior-year period, a decrease in net cash flow of $39 million.
     This cash flow decrease was primarily due to:
•	A net decrease of $33 million in short-term borrowings to fund day-to-day operations and liquidity needs; and

•	A net decrease of $6 million due to miscellaneous factors.

     Liquidity
     Capital Expenditure Requirements
     The following table summarizes the actual capital expenditures for the three months ended March 31, 2007 and 2008 and estimated capital expenditures, net of contributions in aid of construction, for the next three years:
CAPITAL EXPENDITURES
(dollars in millions)

	Three Months Ended		Estimated for the Year Ended
	March 31,		December 31,
	2007	2008	2008	2009	2010
APS
Distribution	$97	$88	$380	$340	$280
Generation	45	89	380	390	380
Transmission	40	37	220	320	290
Other (a)	1	4	50	40	50

Subtotal	183	218	1,030	1,090	1,000
SunCor (b)	39	15	50	30	100
Other	1	5	20	20	10

Total	$223	$238	$1,100	$1,140	$1,110

(a)	Primarily information systems and facilities projects.

(b)	Primarily capital expenditures for residential, land development and retail and office building construction reflected in “Real estate investments” and “Capital expenditures” on the Condensed Consolidated Statements of Cash Flows.
     Distribution and transmission capital expenditures are comprised of infrastructure additions and upgrades, capital replacements, new customer construction and related information systems and facility costs. Examples of the types of projects included in the forecast include power lines, substations, line extensions to new residential and commercial developments and upgrades to customer information systems, partially offset by amounts for the recent changes in the line extension policy. See “Line Extension Schedule” in Note 3 of the 2007 Form 10-K for further details regarding the recent changes to the line extension policy.
     Generation capital expenditures are comprised of various improvements to APS’ existing fossil and nuclear plants. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers and environmental equipment. Installation of new steam generators in Palo Verde Unit 3 was completed in the fourth quarter of 2007 at an approximate cost of $70 million (APS’ share), which completed the steam generator replacement program for all three units. Environmental expenditures are estimated at approximately $70 million to $120 million per year for 2008, 2009 and 2010. We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require additional environmental expenditures. (See “Business of Arizona Public Service Company —

Environmental Matters — Regional Haze Rules” in Item 1 of the 2007 Form 10-K.) Generation also includes nuclear fuel expenditures of approximately $90 million to $120 million per year for 2008, 2009 and 2010.
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
     Our primary sources of cash are dividends from APS, external debt and equity financings and cash distributions from our other subsidiaries, primarily SunCor. An existing ACC order requires APS to maintain a common equity ratio of at least 40% and prohibits APS from paying common stock dividends if the payment would reduce its common equity below that threshold. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At March 31, 2008, APS’ common equity ratio, as defined, was approximately 54%.
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
     On April 22, 2008, the Pinnacle West Board of Directors declared a quarterly dividend of $0.525 per share of common stock, payable on June 2, 2008, to shareholders of record on May 1, 2008.
     See “Equity Infusion Notice” in Note 5 for information regarding Pinnacle West’s filing of a notice with the ACC regarding a potential equity infusion into APS of up to $400 million during 2008.
     APS
     APS’ capital requirements consist primarily of capital expenditures and mandatory redemptions of long-term debt. APS pays for its capital requirements with cash from operations, equity infusions from Pinnacle West and, to the extent necessary, external financings. APS has historically paid its dividends to Pinnacle West with cash from operations. See “Pinnacle West (Parent Company)” above for a discussion of the common equity ratio that APS must maintain in order to pay dividends to Pinnacle West.
     Other Financing Matters — Although APS defers actual retail fuel and purchased power costs on a current basis, APS’ recovery of the deferrals from its ratepayers is subject to annual and, if necessary, periodic PSA adjustments. See “PSA Modifications” in Note 3, Item 8 of the 2007 Form 10-K for information regarding the PSA approved by the ACC.
     See “Cash Flow Hedges” in Note 10 for information related to the change in our margin account.
     Other Subsidiaries
     During the past three years, SunCor funded its cash requirements with cash from operations and its own external financings. SunCor’s capital needs consist primarily of capital expenditures for land development and retail and office building construction. See the capital expenditures table above for actual capital expenditures during the three months ended March 31, 2007 and 2008 and projected capital expenditures for the next three years. SunCor expects to fund its future capital requirements with cash from operations and external financings.
     El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments.
     APSES expects minimal capital expenditures over the next three years.
     Debt Provisions
     Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include debt to capitalization ratios. Certain of APS’ bank financing arrangements also include an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%. At March 31, 2008, the ratio was approximately 51% for Pinnacle West and 47% for APS. The provisions regarding interest coverage require minimum cash coverage of two times the interest requirements for APS. The interest coverage was approximately 4.7 times under APS’ bank financing agreements as of March 31, 2008. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.
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
     See Note 4 for further discussions.

     Credit Ratings
     The ratings of securities of Pinnacle West and APS as of May 5, 2008 are shown below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase the cost of and access to capital. It may also require additional collateral related to certain derivative instruments, natural gas transportation, fuel supply, and other energy-related contracts.

	Moody’s		Standard & Poor’s	Fitch
Pinnacle West
Senior unsecured (a)	Baa3 (P)		BB+ (prelim)	N/A
Commercial paper	P	-3	A-3	F3
Outlook	Negative		Stable	Negative

APS
Senior unsecured	Baa2		BBB-	BBB
Secured lease obligation bonds	Baa2		BBB-	BBB
Commercial paper	P	-2	A-3	F3
Outlook	Negative		Stable	Stable

(a)	Pinnacle West has a shelf registration under SEC Rule 415. Pinnacle West currently has no outstanding, rated senior unsecured securities. However, Moody’s assigned a provisional (P) rating and Standard & Poor’s assigned a preliminary (prelim) rating to the senior unsecured securities that can be issued under such shelf registration.
     Off-Balance Sheet Arrangements
     In 1986, APS entered into agreements with three separate VIE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. We are not the primary beneficiary of the Palo Verde VIEs and, accordingly, do not consolidate them (see Note 9).
     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2008, APS would have been required to assume approximately $194 million of debt and pay the equity participants approximately $170 million.
     Guarantees and Letters of Credit
     We have issued parental guarantees and letters of credit and obtained surety bonds on behalf of our subsidiaries. Our parental guarantees for Pinnacle West Marketing & Trading and APS relate to commodity energy products. Our credit support instruments enable APSES to offer energy-related products and commodity energy. Non-performance or non-payment under the original contract by our subsidiaries would require performance under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees on behalf of our subsidiaries. Our guarantees have no recourse or collateral provisions to allow us to recover amounts paid under the guarantees. We generally agree to indemnification provisions related to liabilities arising from or related to certain of our agreements, with limited exceptions depending on the particular agreement. See Note 15 for additional information regarding guarantees and letters of credit.
Contractual Obligations
     Our future contractual obligations related to fuel and purchased power contracts have increased from approximately $3.1 billion at December 31, 2007 to $8.0 billion at March 31, 2008 as follows (dollars in billions):

2008	2009-2010	2011-2012	Thereafter	Total
$0.5	$0.7	$0.7	$6.1	$8.0
     This increase is primarily due to contingent obligations related to renewable energy contracts, primarily the 280MW solar project described in “Portfolio Resources — Alternative Generation Sources” in Part I, Item 1 of the 2007 Form 10-K.
     See Note 4 for a list of payments due on total long-term debt and capitalized lease requirements.
CRITICAL ACCOUNTING POLICIES
     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex and actual results could differ from those estimates. Our most critical accounting policies include the impacts of regulatory accounting, the determination of the appropriate accounting for our pension and other postretirement benefits and derivatives accounting. There have been no changes to our critical accounting policies since our 2007 Form 10-K. See “Critical Accounting Policies” in Item 7 of the 2007 Form 10-K for further details about our critical accounting policies.
OTHER ACCOUNTING MATTERS
     See Note 20 for a discussion of SFAS No. 157, “Fair Value Measurements,” which we adopted January 1, 2008.
     See Notes 10 and S-1 for a discussion of FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts” (FIN 39-1), which we adopted January 1, 2008.
     We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” effective January 1, 2008. This guidance provides companies with an option to report selected financial assets and liabilities at fair value. We did not elect the fair value option for any of our financial assets or liabilities therefore, SFAS No. 159 did not have an impact on our financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This guidance requires enhanced disclosures about derivative instruments and hedging activities. The Statement is effective for us on January 1, 2009. We are currently evaluating this new guidance but do not expect it to have a material impact on our financial statements.
PINNACLE WEST CONSOLIDATED — FACTORS AFFECTING
OUR FINANCIAL OUTLOOK
Factors Affecting Operating Revenues, Fuel and Purchased Power Costs
     General Electric operating revenues are derived from sales of electricity in regulated retail markets in Arizona and, to a lesser extent, from competitive retail and wholesale power markets in the western United States. For the years 2005 through 2007, retail electric revenues comprised approximately 84% of our total electric operating revenues. Our electric operating revenues are affected by electricity sales volumes related to customer growth, variations in weather from period to period, customer mix, average usage per customer, electricity rates and tariffs and the recovery of PSA deferrals. Off-System Sales of excess generation output, purchased power and natural gas are included in regulated electricity segment revenues and related fuel and purchased power because they are credited to APS’ retail customers through the PSA. These revenue transactions are affected by the availability of excess economic generation or other energy resources and wholesale market conditions, including demand and prices. Competitive retail sales of energy and energy-related products and services are made by APSES in certain western states that have opened to competition.
     Rate Proceedings Our cash flows and profitability are affected by the rates APS may charge and the timely recovery of costs through those rates. APS’ retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC. APS’ capital expenditure requirements, which are discussed above under “Liquidity and Capital Resources - Capital Expenditure Requirements,” are substantial because of customer growth in APS’ service territory and inflationary impacts on the capital budget, highlighting APS’ need for the timely recovery through rates of these and other expenditures. On March 24, 2008, APS filed a rate case with the ACC requesting, among other things, an increase in rates to help defray rising infrastructure costs, approval of an impact fee and approval of new conservation rates. Details of the current ACC rate case and other retail and wholesale rate matters are discussed in Note 5.
     Fuel and Purchased Power Costs Fuel and purchased power costs included on our Condensed Consolidated Statements of Income are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, transmission availability or constraints, prevailing market prices, new generating plants being placed in service in our market areas, our hedging program for managing such costs and, since April 1, 2005, PSA deferrals and the amortization thereof. See “PSA Modifications” in Note 3, Item 8 of the 2007 Form 10-K for information regarding the PSA. APS’ recovery of PSA deferrals from its ratepayers is subject to annual and, if necessary, periodic PSA adjustments.
     Customer and Sales Growth The customer and sales growth referred to in this paragraph apply to Native Load customers and sales to them. Customer growth in APS’ service territory for the three-month period ended March 31, 2008 was 2.0% compared with the prior-year period. Customer growth averaged 4.0% a year for the three years 2005 through 2007; and we currently expect customer growth to decline, averaging about 1% to 2% per year for 2008 through 2010 due to factors reflecting the economic conditions both nationally and in Arizona. For the three years 2005 through 2007, APS’ actual retail electricity sales in kilowatt-hours grew at an average annual rate of 4.8%; adjusted to exclude the effects of weather variations, such retail sales growth averaged 3.8% a year. We currently estimate that total retail electricity sales in kilowatt-hours will grow 1% to 2% on average per year, during 2008 through 2010, excluding the effects of weather variations. We currently expect our retail sales growth in 2008 to be below average because of potential effects on customer usage from the economic conditions mentioned above and retail rate increases (see Note 5).
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
     Wholesale Market Our marketing and trading activities focus primarily on managing APS’ risks relating to fuel and purchased power costs in connection with its costs of serving Native Load customer demand. Our marketing and trading activities include, subject to specified parameters, marketing, hedging and trading in electricity, fuels and emission allowances and credits. See “Rate Requests for Transmission and Ancillary Services” in Note 5 for information regarding APS’ filing with the FERC requesting an increase in transmission rates.
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
     Property Taxes Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates. The average property tax rate for APS, which currently owns the majority of our property, was 8.3% of the assessed value for 2007 and 8.9% of assessed value for 2006. We expect property taxes to increase as we add new utility plant (including new generation, transmission and distribution facilities) and as we improve our existing facilities. See “Capital Expenditures” above for information regarding planned additions to our facilities.

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
     Subsidiaries SunCor’s net income was $24 million in 2007, $61 million in 2006 and $56 million in 2005. See Note 17 for further discussion. We currently expect minimal contributions from SunCor in 2008. This estimate reflects the weak real estate market.
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
     The following tables show the net pretax changes in mark-to-market value of our derivative positions for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended
	March 31,
	2008	2007
Mark-to-market of net positions at beginning of period	$40	$15
Recognized in earnings:
Change in mark-to-market gains for future period deliveries	13	11
Mark-to-market (gains) losses realized including ineffectiveness during the period	2	(6)
Decrease in regulatory asset	98	53
Recognized in OCI:
Change in mark-to-market gains for future period deliveries (a)	119	63
Mark-to-market gains realized during the period	(2)	(5)
Change in valuation techniques	—	—

Mark-to-market of net positions at end of period	$270	$131

(a)	The increases in regulated mark-to-market recorded in OCI are due primarily to increases in forward natural gas prices.
     The tables below show the net fair value of maturities of our derivative contracts (dollars in millions) at March 31, 2008 by maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting,” in Item 8 of our 2007 Form 10-K and Note 20 for more discussion of our valuation methods.

						Years	Total
Source of Fair Value	2008	2009	2010	2011	2012	thereafter	fair value
Level 1 - Quoted prices in active markets	$86	$13	$—	$—	$—	$—	$99
Level 2 - Significant other observable inputs	71	60	29	4	—	—	164
Level 3 - Significant unobservable inputs	(2)	(10)	(6)	5	6	14	7

Total by maturity	$155	$63	$23	$9	$6	$14	$270

     The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31, 2008		December 31, 2007
	Gain (Loss)		Gain (Loss)
Mark-to-market changes reported in:	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Earnings
Electricity	$4	$(4)	$3	$(3)
Natural gas	4	(4)	4	(4)
Regulatory asset (liability) or OCI (a)
Electricity	35	(35)	45	(45)
Natural gas	112	(112)	85	(85)

Total	$155	$(155)	$137	$(137)

(a)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged. To the extent the amounts are eligible for inclusion in the PSA, the amounts are recorded as either a regulatory asset or liability.
Credit Risk
     We are exposed to losses in the event of non-performance or non-payment by counterparties. See Note 1, “Derivative Accounting” in Item 8 of our 2007 Form 10-K for a discussion of our credit valuation adjustment policy. See Note 10 for further discussion of credit risk.
ARIZONA PUBLIC SERVICE COMPANY — RESULTS OF OPERATIONS
     Operating Results — Three-month period ended March 31, 2008 compared with three-month period ended March 31, 2007
     Our net loss for the three months ended March 31, 2008 was $6 million compared with net income of $4 million for the comparable prior-year period. Net income decreased approximately $10 million primarily due to higher operations and maintenance expense related to increased costs for generation (including more planned overhauls and maintenance) and increased customer service and other costs; and higher depreciation and amortization primarily due to higher plant balance. These negative factors were partially offset by higher retail sales primarily due to customer growth.
     Additional details on the major factors that increased (decreased) net income for the three-month period ended March 31, 2008 compared with the prior-year period are contained in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Higher retail sales primarily due to customer growth, excluding weather effects	$6	$4
Impacts of retail rate increase effective July 1, 2007 and transmission rate increase effective March 1, 2008:
Retail revenue increase primarily related to higher Base Fuel Rate	63	38
Decreased deferred fuel and purchased power costs related to higher Base Fuel Rate	(65)	(40)
Transmission rate increase	3	2
Operations and maintenance increases primarily due to:
Increased generation costs, including more planned overhauls and maintenance	(14)	(9)
Increased customer service and other costs	(8)	(5)
Higher depreciation and amortization primarily due to higher plant balances	(6)	(4)
Miscellaneous items, net	12	4

Decrease in net income	$(9)	$(10)

Regulated Electricity Segment Revenues
     Regulated electricity segment revenues were $87 million higher for the three months ended March 31, 2008 compared with the prior-year period primarily because of:
•	a $63 million increase in retail revenues due to a rate increase effective July 1, 2007;

•	a $17 million increase in revenues from Off-System Sales due to higher prices and volumes;

•	an $8 million increase in retail revenues primarily related to customer growth, excluding weather effects;

•	a $3 million increase due to a transmission rate increase effective March 1, 2008;

•	an $18 million decrease in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense; and

•	a $14 million net increase due to miscellaneous factors.

     LIQUIDITY AND CAPITAL RESOURCES — Arizona Public Service Company
     Operating Cash Flows
     Net cash provided by operating activities was $266 million for the three months ended March 31, 2008, compared with $185 million for the comparable prior year period, an increase in net cash flow of $81 million. This change was primarily due a change in the amount of margin cash collected from counterparties as a result of changes in commodity prices and other miscellaneous factors.
     Investing Cash Flows
     Net cash used for investing activities was $240 million for the three months ended March 31, 2008, compared with $164 million for the comparable prior year period, a decrease in net cash flow of $76 million.
     This cash flow decrease was primarily due to:
•	An increase of $43 million in cash used for capital expenditures and related capitalized interest costs (see table and discussion above); and

•	A decrease of $33 million in net cash proceeds from the sale of securities.
     Financing Cash Flows
     Net cash used for financing activities was $70 million for the three months ended March 31, 2008, compared with no cash used for the comparable prior year period, a decrease in net cash flow of $70 million.
     The cash flow decrease was primarily due to:
•	A net decrease of $27 million in short-term borrowings to fund day-to-day operations and liquidity needs; and

•	A decrease of $43 million due to the timing of dividends paid.
     For additional discussion see “LIQUIDITY AND CAPITAL RESOURCES — Pinnacle West Consolidated.”
     Contractual Obligations
     APS’ future contractual obligations related to fuel and purchased power contracts have increased from approximately $3.0 billion at December 31, 2007 to $7.9 billion at March 31, 2008 as follows (dollars in billions):

2008	2009-2010	2011-2012	Thereafter	Total
$0.5	$0.7	$0.6	$6.1	$7.9

     This increase is primarily due to contingent obligations related to renewable energy contracts, primarily the 280MW solar project described in “Portfolio Resources — Alternative Generation Sources” in Part I, Item 1 of the 2007 Form 10-K.
     See Note 4 for a list of APS’ payments due on total long-term debt and capitalized lease requirements.
FORWARD-LOOKING STATEMENTS
     This document contains forward-looking statements based on current expectations, and neither Pinnacle West nor APS assumes any obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “estimate,” “predict,” “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by Pinnacle West or APS. In addition to the Risk Factors described in Item 1A of the 2007 Form 10-K, these factors include, but are not limited to:
•	state and federal regulatory and legislative decisions and actions, including the outcome or timing of the rate case filed with the ACC on March 24, 2008, as updated on or before June 3, 2008;

•	the outcome of regulatory, legislative and judicial proceedings, both current and future, relating to the restructuring of the electric industry and environmental matters (including those relating to climate change);

•	the ongoing restructuring of the electric industry, including decisions impacting wholesale competition and the introduction of retail electric competition in Arizona;

•	fluctuations in market prices for electricity, natural gas, coal, uranium and other fuels used in our generating facilities, and supplies of such commodities;

•	volatile market liquidity, any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	power plant performance and outages;

•	transmission outages and constraints;

•	weather variations affecting local and regional customer energy usage;

•	customer growth and energy usage;

•	regional economic and market conditions, including the results of litigation and other proceedings resulting from the California and Pacific Northwest energy situations, volatile fuel and purchased power costs, and the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	ability of power plant participants to meet contractual or other obligations;

•	the cost of debt and equity capital and access to capital markets;

•	current credit ratings remaining in effect for any given period of time;

•	our ability to compete successfully outside traditional regulated markets (including the wholesale market);

•	changes in accounting principles generally accepted in the United States of America and the interpretation of those principles;

•	the performance of the stock market and the changing interest rate environment, which affect the value of our nuclear decommissioning trusts, pension and other postretirement benefit plan assets, the amount of required contributions to Pinnacle West’s pension plan and contributions to APS’ nuclear decommissioning trust funds, as well as the reported costs of providing pension and other postretirement benefits;

•	technological developments in the electric industry;

•	the strength of the real estate market in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond the control of Pinnacle West and APS.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See “Pinnacle West Consolidated — Factors Affecting Our Financial Outlook” in Item 2 above for a discussion of quantitative and qualitative disclosures about market risks.
Item 4. CONTROLS AND PROCEDURES
     (a) Disclosure Controls and Procedures
     The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (15 U.S.C. 78a et seq.), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.
     APS’ management, with the participation of APS’ Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’ disclosure controls and procedures as of March 31, 2008. Based on that evaluation, APS’ Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’ disclosure controls and procedures were effective.
     (b) Changes in Internal Control Over Financial Reporting
     The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

     No change in Pinnacle West’s or APS’ internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’ internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     See Note 12 in regard to pending or threatened litigation or other disputes. See also “Federal Implementation Plan — Four Corners” and “Superfund” under Item 5 below.
Item 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2007 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of APS and Pinnacle West. The risks described in the 2007 Form 10-K are not the only risks facing APS and Pinnacle West. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of APS and Pinnacle West.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     The following table contains information about our purchases of our common stock during the first quarter of 2008.

	Total		Total Number of
	Number of		Shares Purchased	Maximum Number of
	Shares	Average	as Part of Publicly	Shares that May Yet Be
	Purchased	Price Paid	Announced Plans	Purchased Under the
Period	(1)	per Share	or Programs	Plans or Programs
January 1 – January 31, 2008	—	$—	—	—
February 1 – February 29, 2008	2,375	36.81	—	—
March 1 – March 31, 2008	36,623	35.46	—	—

Total	38,998	$35.54	—	—

(1)	Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of restricted stock.
Item 5. OTHER INFORMATION
Construction and Financing Programs
     See “Liquidity and Capital Resources” in Part I, Item 2 of this report for a discussion of construction and financing programs of the Company and its subsidiaries.
Regulatory Matters
     See Note 5 for a discussion of regulatory developments.

NRC Inspection
     In early 2007, the NRC placed Palo Verde Unit 3 in the “multiple/repetitive degraded cornerstone” column of the NRC’s Action Matrix, which has resulted in an enhanced NRC inspection regime, including on-site in-depth inspections of Palo Verde equipment and operations. See “Business of Arizona Public Service Company, Nuclear Generating Facility — NRC Inspection” in Item 1 of the 2007 Form 10-K for more information regarding the enhanced inspection regime and related procedures and correspondence between APS and the NRC. On March 31, 2008, APS submitted to the NRC a revision to its improvement plan to address issues raised by the NRC in its Inspection Report. The NRC will continue to provide increased oversight at Palo Verde until the facility demonstrates sustained performance improvement. APS will continue cooperating fully with the NRC throughout this process.
Environmental Matters
     Superfund
     See “Superfund” in Note 12 for a discussion of a Superfund site.
     By letter dated April 25, 2008, the EPA informed APS that it may be a PRP in the Gila River Indian Reservation Superfund Site in Maricopa County, Arizona. We are currently evaluating this matter and investigating whether APS owns land located within this Superfund site. Currently the EPA is only seeking payment from APS and other PRPs for past cleanup-related costs. We have not yet completed our review and are unable to predict the outcome of this matter; however, based upon the total amount of cleanup costs reported by the EPA in its letter to APS, we do not expect that the resolution of this matter will have a material adverse impact on our financial position, results of operations, or cash flows.
     Mercury On March 15, 2005, the EPA issued the Clean Air Mercury Rule (CAMR) to control mercury emissions from coal-fired power plants. This rule established performance standards limiting mercury emissions from coal-fired power plants and established a two phased market-based emissions trading program. Under the trading program, the EPA assigned each state a mercury emissions “budget” and each state must submit to the EPA a plan detailing how it will meet its “budget.” In the first phase of the program, beginning in 2010, mercury emissions from all coal-fired power plants in the country will be reduced from a total of 48 tons per year to 38 tons. In 2018, those emissions will be further reduced to 15 tons.
     In November 2006, ADEQ submitted a State Implementation Plan (“SIP”) to the EPA to implement the CAMR. ADEQ’s SIP generally incorporated the EPA’s model cap-and-trade program, but it included additional requirements, including the requirement to meet a 90% mercury removal control level or 0.0087 lbs/GWh, whichever is greater, the requirement to obtain mercury allowances at a 2:1 ratio for any emissions that fall below the specified control level, and the requirement, beginning in 2013, to consider clean coal technologies as part of permitting any new generation.
     On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the CAMR and the EPA rule that allowed for the creation of the CAMR and, on March 14, 2008, the court issued the mandate to vacate these rules. The EPA is expected to ask for a rehearing of the decision and/or appeal to the Supreme Court. Unless and until this decision is overturned, the law in effect prior to the adoption of the CAMR becomes the applicable law, and requires the EPA to develop an emission limit for mercury that represents the maximum achievable control technology. It is expected to take the EPA several years to establish its standard, followed by a period of several years during which existing plants would implement any controls needed to comply with the standard. The court’s ruling also invalidates CAMR-based portions of ADEQ’s mercury rule (the trading provisions of the rule), although the state-only emission limits remain in effect. While we continue to monitor this matter, we cannot predict the final outcome of the court’s proceeding (if a rehearing is requested or appeal filed), the response of ADEQ or the scope, timing or impact of any alternate rules that may be proposed to address mercury emissions.
     We have installed, and continue to install, certain of the equipment necessary to meet the current mercury standards. However, due to the recent U.S. Court of Appeals decision, we will monitor the type and timing of any necessary equipment installation. The estimated costs expected to be incurred over the next three years for such equipment are included in our environmental expenditure estimates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Capital Expenditures” in Item 2).
     Federal Implementation Plan — Four Corners
     As previously reported, in April 2007, the EPA adopted a source specific FIP to set air quality standards at Four Corners, after which APS filed a petition for review in the United States District Court of Appeals for the Tenth Circuit seeking revisions to the FIP to clarify certain requirements and allow operational flexibility. See “Business of Arizona Public Service Company, Environmental Matters, Federal Implementation Plan — Four Corners FIP” in Item 1 of the 2007 Form 10-K for additional details regarding this matter. Briefing in this case is now complete and the court scheduled oral arguments, as requested by the EPA, to occur in May 2008. We anticipate that the court will issue its opinion before the end of 2008. Although we cannot predict the outcome or the actual timing of these matters, we do not believe that they will have a material adverse impact on our financial position, results of operations or cash flows.
Climate Change
     Legislative and Regulatory Initiatives. In the past several years, the United States Congress has considered bills that would regulate domestic greenhouse gas emissions, but such bills have not yet received sufficient Congressional approval to become law; however, there is growing consensus that some form of regulation or legislation is likely to occur in the near future at the federal level with respect to greenhouse gas emissions. In 2007, the United States Supreme Court ruled that greenhouse gases fit within the Clean Air Act’s broad definition of “air pollutant” and, as a result, the EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act. The court held that the only way the EPA can avoid regulating greenhouse gases is if it determines that the emissions do not contribute to climate change, or if the EPA provides a reasonable explanation for why it cannot or will not exercise its discretion to regulate these emissions. While this decision applies only to emissions from new motor vehicles, if the EPA determines that greenhouse gas emissions can reasonably be anticipated to endanger public health or welfare, this determination will likely impact other Clean Air Act programs as well, and could potentially result in new regulatory requirements for our power plants.
     If any emission reduction legislation or regulations are enacted, we will assess our compliance alternatives, which may include replacement of existing equipment, installation of additional pollution control equipment, purchase of allowances, curtailing certain operations, or other actions. Although associated capital expenditures or operating costs resulting from greenhouse gas emission regulations or legislation could be material, we believe that we would be able to recover the costs of these environmental compliance initiatives through our rates.
     Regional Initiative. In 2007, six western states (Arizona, California, New Mexico, Oregon, Utah and Washington) and two Canadian provinces (British Columbia and Manitoba) entered into an accord, the Western Climate Initiative (the “Initiative”), to reduce greenhouse gas emissions from automobiles and certain industries, including utilities. In August 2007, the Initiative participants set a goal of reducing greenhouse gas emissions 15% below 2005 levels by 2020. By August 2008, the Initiative participants intend to develop a plan for implementation of this goal. We believe that the implementation of any such program in Arizona would require legislative action. While we continue to monitor the impact of the Initiative, at the present time we cannot predict what form it will ultimately take, whether it will be implemented or, if it is implemented, what impact it will have on our operations.

     Company Response to Climate Change Initiatives. While we are currently not subject to state or federal limits on our greenhouse gas emissions, we have undertaken a number of initiatives to address emission concerns, including renewable energy development and the procurement and promotion of programs and rates related to energy conservation, renewable energy use and energy efficiency. APS currently has a diverse portfolio of renewable resources including wind, geothermal, solar and biomass and we are focused on increasing the percentage of our energy that is produced by renewable resources. (See “Business of Arizona Public Service Company — Alternative Generation Sources” in Item 1 of the 2007 Form 10-K.) In addition, we are currently developing a Climate Management Report to comply with an ACC order in which the ACC directed APS to undertake a climate management plan, carbon emission reduction study and commitment and action plan with public input and ACC review. We expect to complete the report in 2008.
     In January 2008, APS joined the Climate Registry as a Founding Reporter. Founding Reporters are companies that voluntarily join the non-profit organization before May 2008 to measure and report greenhouse gas emissions in a common, accurate and transparent manner consistent across industry sectors and borders. Pinnacle West has also reported, and will continue to report, greenhouse gas emissions in its annual Corporate Responsibility Report, which is available on our website (www.pinnaclewest.com). In addition to emissions data, the report provides information related to the Company, its approach to sustainability and its workplace and environmental performance. The information on Pinnacle West’s website, including the Corporate Responsibility Report, is not incorporated by reference into this report.

Item 6. EXHIBITS
     (a) Exhibits

Exhibit No.	Registrant(s)	Description

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of William J. Post, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of Donald E. Brandt, President and Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, President, Chief Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer, President and Principal Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer, President and Principal Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit[1]	Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 23, 2007	4.1 to Pinnacle West/APS May 23, 2007 Form 8-K Report, File Nos. 1-8962 and 1-4473	5-25-07

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 23, 2007	4.2 to Pinnacle West/APS May 23, 2007 Form 8-K Report, File Nos. 1-8962 and 1-4473	5-25-07

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of June 23, 2004	3.1 to APS’ June 30, 2004 Form 10-Q Report, File No. 1-4473	8-9-04

[1]	Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)
Dated: May 8, 2008	By:	/s/ Donald E. Brandt
Donald E. Brandt
President and Chief Operating Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY (Registrant)
Dated: May 8, 2008	By:	/s/ Donald E. Brandt
Donald E. Brandt
President and Chief Executive Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)