Form 10-Q
period 2009-03-31
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2009-05-05
CIK 7286, 764622

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Exact Name of Each Registrant as specified in its
Commission File	charter; State of Incorporation; Address; and	IRS Employer
Number	Telephone Number	Identification No.
1-8962	PINNACLE WEST CAPITAL CORPORATION	86-0512431
(an Arizona corporation) 400 North Fifth Street, P.O. Box 53999 Phoenix, Arizona 85072-3999 (602) 250-1000
1-4473	ARIZONA PUBLIC SERVICE COMPANY	86-0011170
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
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐	No ☐
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐	No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

PINNACLE WEST CAPITAL CORPORATION
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
ARIZONA PUBLIC SERVICE COMPANY
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
     Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐	No ☑
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 30, 2009: 101,083,117
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 30, 2009: 71,264,947
          Arizona Public Service Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.
          This combined Form 10-Q is separately provided by Pinnacle West Capital Corporation and Arizona Public Service Company. Each registrant is providing on its own behalf all of the information contained in this Form 10-Q that relates to such registrant and, where required, its subsidiaries. Except as stated in the preceding sentence, neither registrant is providing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Page
Glossary	2
Part I	4
Item 1. Financial Statements	4
Pinnacle West Capital Corporation	4
Arizona Public Service Company	35
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	61
Item 4. Controls and Procedures	61

Part II	62
Item 1. Legal Proceedings	62
Item 1A. Risk Factors	62
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 5. Other Information	62
Item 6. Exhibits	67
Signatures	70
EX-10.1
EX-10.2
EX-10.3
EX-12.1
EX-12.2
EX-12.3
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
Ex-99.1

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
kWh – kilowatt-hour, one thousand watts per hour
MMBTU – one million British thermal units
Moody’s – Moody’s Investors Service, Inc.
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
SEC – United States Securities and Exchange Commission
SFAS – Statement of Financial Accounting Standards
Standard & Poor’s – Standard & Poor’s Ratings Services
SIP – State Implementation Plan
SunCor – SunCor Development Company, a subsidiary of the Company
SunCor Secured Revolver – SunCor’s principal loan facility
Superfund – Comprehensive Environmental Response, Compensation and Liability Act
2008 Form 10-K – Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2008
VIE – variable-interest entity

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
OPERATING REVENUES
Regulated electricity segment	$602,578	$622,801
Real estate segment	18,366	26,266
Marketing and trading	—	30,452
Other revenues	8,449	8,737

Total	629,393	688,256

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	247,388	269,378
Real estate segment operations	30,281	30,957
Real estate impairment charge (Note 21)	211,306	—
Marketing and trading fuel and purchased power	—	23,986
Operations and maintenance	207,531	193,023
Depreciation and amortization	99,921	95,594
Taxes other than income taxes	34,128	33,152
Other expenses	6,467	5,938

Total	837,022	652,028

OPERATING INCOME (LOSS)	(207,629)	36,228

OTHER
Allowance for equity funds used during construction	4,992	6,124
Other income (Note 14)	380	3,839
Other expense (Note 14)	(9,741)	(4,896)

Total	(4,369)	5,067

INTEREST EXPENSE
Interest charges	55,806	54,702
Capitalized interest	(3,834)	(5,679)

Total	51,972	49,023

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(263,970)	(7,728)
INCOME TAXES	(96,174)	(1,541)

LOSS FROM CONTINUING OPERATIONS	(167,796)	(6,187)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $(1,892) and $1,103 (Note 17)	(2,924)	1,714

NET LOSS	(170,720)	(4,473)
Less: Net loss attributable to noncontrolling interests	(14,210)	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(156,510)	$(4,473)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	100,986	100,521
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	100,986	100,521

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Loss from continuing operations attributable to common shareholders — basic	$(1.52)	$(0.06)
Net loss attributable to common shareholders — basic	$(1.55)	$(0.04)
Loss from continuing operations attributable to common shareholders — diluted	$(1.52)	$(0.06)
Net loss attributable to common shareholders — diluted	$(1.55)	$(0.04)
DIVIDENDS DECLARED PER SHARE	$0.525	$0.525

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Loss from continuing operations, net of tax	$(153,586)	$(6,187)
Discontinued operations, net of tax	(2,924)	1,714

Net loss attributable to common shareholders	$(156,510)	$(4,473)

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,804	$105,245
Customer and other receivables	217,238	292,682
Accrued utility revenues	84,724	100,089
Allowance for doubtful accounts	(2,667)	(3,383)
Materials and supplies (at average cost)	182,961	173,252
Fossil fuel (at average cost)	31,839	29,752
Deferred income taxes	119,694	79,729
Home inventory (Note 21)	15,185	50,688
Assets held for sale (Note 17)	32,015	—
Assets from risk management and trading activities (Note 10)	63,969	32,581
Other current assets	23,802	21,847

Total current assets	801,564	882,482

INVESTMENTS AND OTHER ASSETS
Real estate investments — net (Note 21)	213,478	415,296
Assets from long-term risk management and trading activities (Note 10)	34,194	33,675
Nuclear decommissioning trust (Note 18)	336,091	343,052
Other assets	96,081	117,935

Total investments and other assets	679,844	909,958

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	12,329,865	12,264,805
Less accumulated depreciation and amortization	4,205,068	4,141,546

Net	8,124,797	8,123,259
Construction work in progress	622,186	572,354
Intangible assets, net of accumulated amortization	143,138	131,722
Nuclear fuel, net of accumulated amortization	99,304	89,323

Total property, plant and equipment	8,989,425	8,916,658

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset (Note 5)	—	7,984
Other regulatory assets	825,069	787,506
Other deferred debits	121,864	115,505

Total deferred debits	946,933	910,995

TOTAL ASSETS	$11,417,766	$11,620,093

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2009	2008
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$170,057	$261,029
Accrued taxes	27,952	109,798
Accrued interest	45,282	40,741
Short-term borrowings	407,005	670,469
Current maturities of long-term debt (Note 4)	166,931	177,646
Customer deposits	78,181	78,745
Liabilities from risk management and trading activities (Note 10)	63,954	69,585
Other current liabilities	73,194	97,915

Total current liabilities	1,032,556	1,505,928

LONG-TERM DEBT LESS CURRENT MATURITIES (NOTE 4)	3,529,109	3,031,603

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,393,921	1,403,318
Deferred fuel and purchased power regulatory liability (Note 5)	49,215	—
Other regulatory liabilities	591,601	587,586
Liability for asset retirements	280,615	275,970
Liabilities for pension and other postretirement benefits (Note 6)	688,803	675,788
Liabilities from risk management and trading activities (Note 10)	136,068	126,532
Other	518,610	520,000

Total deferred credits and other	3,658,833	3,589,194

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 11)
Common stock, no par value	2,147,245	2,151,323
Treasury stock	(4,405)	(2,854)

Total common stock	2,142,840	2,148,469

Retained earnings	1,234,688	1,444,208

Accumulated other comprehensive loss:
Pension and other postretirement benefits	(46,762)	(47,547)
Derivative instruments	(167,864)	(99,151)

Total accumulated other comprehensive loss	(214,626)	(146,698)

Total Pinnacle West shareholders’ equity	3,162,902	3,445,979

Noncontrolling real estate interests	34,366	47,389

Total equity	3,197,268	3,493,368

TOTAL LIABILITIES AND EQUITY	$11,417,766	$11,620,093

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(170,720)	$(4,473)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization including nuclear fuel	110,073	104,418
Deferred fuel and purchased power	28,238	9,722
Deferred fuel and purchased power amortization	28,961	50,709
Allowance for equity funds used during construction	(4,992)	(6,124)
Real estate impairment charge	215,869	—
Deferred income taxes	(3,901)	(44,781)
Change in mark-to-market valuations	3,822	(14,709)
Changes in current assets and liabilities:
Customer and other receivables	76,390	50,521
Accrued utility revenues	15,365	12,764
Materials, supplies and fossil fuel	(11,796)	(11,418)
Other current assets	(711)	(511)
Accounts payable	(78,090)	(84,556)
Accrued taxes	(81,846)	47,025
Other current liabilities	(20,744)	(16,968)
Expenditures for real estate investments	(1,459)	(10,967)
Other changes in real estate assets	(264)	23,678
Change in margin and collateral accounts — assets	(23,476)	93,449
Change in margin and collateral accounts — liabilities	(162,013)	6,647
Change in unrecognized tax benefits	(1,050)	13,223
Change in other long-term assets	8,897	16,145
Change in other long-term liabilities	17,281	12,060

Net cash flow (used for) provided by operating activities	(56,166)	245,854

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(193,014)	(248,264)
Contributions in aid of construction	18,762	10,040
Capitalized interest	(3,834)	(5,679)
Proceeds from nuclear decommissioning trust sales	129,816	67,177
Investment in nuclear decommissioning trust	(135,264)	(72,362)
Other	1,501	970

Net cash flow used for investing activities	(182,033)	(248,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	499,683	43,690
Repayment and reacquisition of long-term debt	(16,386)	(29,295)
Short-term borrowings and payments — net	(263,464)	1,965
Dividends paid on common stock	(51,196)	(52,759)
Common stock equity issuance	815	2,815
Other	(3,694)	(2,940)

Net cash flow provided by (used for) financing activities	165,758	(36,524)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(72,441)	(38,788)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,245	56,321

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,804	$17,533

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$17,602	$9,860
Interest, net of amounts capitalized	$46,040	$45,949
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Consolidation and Nature of Operations
     The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, SunCor, APSES, El Dorado and Pinnacle West Marketing & Trading. By the end of 2008, substantially all of Pinnacle West Marketing & Trading’s contracts were transferred to APS or expired. Intercompany accounts and transactions between the consolidated companies have been eliminated. Our accounting records are maintained in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2. Condensed Consolidated Financial Statements
     Our unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the Notes) that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. These condensed consolidated statements and notes should be read in conjunction with the consolidated financial statements and related notes included in our 2008 Form 10-K. These condensed consolidated financial statements and notes have been prepared consistently with the 2008 Form 10-K with the exception of the reclassification of certain prior-year amounts on our Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Cash Flows in accordance with SFAS No. 160 (see Note 19) and SFAS No. 144 (see Note 17).
3. Quarterly Fluctuations
     Weather conditions cause significant seasonal fluctuations in our revenues. In addition, real estate activities, such as the real estate impairment charge recorded in the first quarter of 2009 (see Note 21), can have significant impacts on our results for interim periods. For these reasons, results for interim periods do not necessarily represent results expected for the year.
4. Liquidity Matters
     The following table shows principal payments due on Pinnacle West’s and APS’ total long-term debt and capitalized lease requirements as of March 31, 2009 (dollars in millions):

	Consolidated
Year	Pinnacle West	APS
2009	$65	$1
2010	299	197
2011	578	401
2012	376	376
2013	2	—
Thereafter	2,384	2,384

Total	$3,704	$3,359

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The credit and liquidity markets experienced significant stress beginning the week of September 15, 2008. While Pinnacle West’s and APS’ ability to issue commercial paper has been negatively impacted by market conditions, they have both been able to access existing credit facilities, ensuring adequate liquidity. Cash on hand is being invested in money market funds consisting of U.S. Treasury and government agency securities and repurchase agreements collateralized fully by U.S. Treasury and government agency securities.
     Pinnacle West (parent company) has a $283 million revolving credit facility that terminates in December 2010. The revolver is available to support the issuance of up to $250 million in commercial paper or to be used as bank borrowings, including issuances of letters of credit of up to $94 million. At March 31, 2009, the parent company had outstanding $166 million of borrowings under its revolving credit facility and approximately $7 million of letters of credit. It also had no commercial paper outstanding at March 31, 2009. At March 31, 2009, the parent company had remaining capacity available under its revolver of approximately $110 million and had cash and investments of approximately $3 million.
     On February 26, 2009, APS issued $500 million of 8.75% unsecured senior notes that mature on March 1, 2019. Net proceeds from the sale of the notes were used to repay short-term borrowings under two committed revolving lines of credit incurred to fund capital expenditures and for general corporate purposes.
     APS has two committed revolving credit facilities totaling $866 million, of which $377 million terminates in December 2010 and $489 million terminates in September 2011. The revolvers are available either to support the issuance of up to $250 million in commercial paper (see discussion above) or to be used for bank borrowings, including issuances of letters of credit up to $583 million. At March 31, 2009, APS had borrowings of approximately $236 million and no letters of credit under its revolving lines of credit. At March 31, 2009, APS had remaining capacity available under its revolvers of $630 million and had cash and investments of approximately $18 million.
     The interest rates on eleven issues of APS’ pollution control bonds, in the aggregate amount of approximately $343 million, are reset every seven days through auction processes. These bonds are supported by bond insurance policies provided by Ambac Assurance Corporation (“Ambac”), and the interest rates on the bonds can be directly affected by the rating of the bond insurer. Certain bond insurers, including Ambac, have had downgrades of their credit ratings. Downgrades of bond insurers result in downgrades of the insured bonds, which increases the possibility of a “failed auction” and results in higher interest rates during the failed auction periods. When auctions of APS bonds fail, the APS bondholders receive the maximum 14% annual interest rate for the week of the failed auction. For the three months ended March 31, 2009, we had 15 failed auctions, which represented about 11% of all of our auctions. The average interest rate at March 31, 2009 on the auction rate securities was 7.0%. We continue to closely monitor this market and, if market and business conditions allow, we are planning on refunding and reissuing these bonds during 2009. We do not expect, however, that our auction rate interest exposure will have a material adverse impact on our financial position, results of operations, cash flows or liquidity.
     An existing ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At March 31, 2009, APS’ common equity ratio, as defined, was 49%. Its total common equity was approximately $3.2 billion,

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and total capitalization was approximately $6.6 billion. APS would be prohibited from paying dividends if the payment would reduce its common equity below approximately $2.6 billion, assuming APS’ total capitalization remains the same. This restriction does not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.
     The SunCor Secured Revolver was recently extended for a twelve-month period to January 2010 and requires SunCor to reduce its outstanding borrowings by specified amounts over the term of the facility. As of March 31, 2009, approximately $108 million of borrowings were outstanding under the SunCor Secured Revolver and approximately $67 million of debt was outstanding under other SunCor credit facilities. SunCor intends to apply the proceeds of planned asset sales (see Note 21) to the accelerated repayment of the SunCor Secured Revolver and SunCor’s other outstanding debt, including several project loans totaling approximately $24 million which recently matured. The impairment charges discussed in Note 21 and the maturity and non-payment of the project loans resulted in violations of certain covenants contained in the SunCor Secured Revolver and SunCor’s other credit facilities. If SunCor is unable to obtain waivers or similar relief from its lenders, which it is currently seeking, SunCor could be required to immediately repay its outstanding indebtedness under the SunCor Secured Revolver and its other credit facilities. Such debt acceleration would have a material adverse impact on SunCor’s business and its financial position. Neither Pinnacle West nor any of its other subsidiaries has guaranteed any SunCor indebtedness. A SunCor debt default would not result in a cross-default of any of the debt of Pinnacle West or any of its other subsidiaries. As a result, Pinnacle West does not believe that SunCor’s inability to obtain waivers or similar relief from SunCor’s lenders would have a material adverse impact on Pinnacle West’s cash flows or liquidity.
     As of March 31, 2009, SunCor could not transfer any cash dividends to Pinnacle West as a result of the covenants mentioned above. The restriction does not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.
5. Regulatory Matters
     2008 General Retail Rate Case
     Summary of APS Request and Interim Rate Surcharge — On June 2, 2008, APS filed with the ACC updated financial statements, testimony and other data in the general rate case originally filed on March 24, 2008. In its filing, APS requested a net retail rate increase of $278.2 million effective no later than October 1, 2009, which represents a base rate increase of $448.2 million less the reclassification of $170 million of fuel and purchased power revenues from the existing PSA to base rates.
     On December 18, 2008, the ACC approved an emergency interim base rate surcharge for APS. This surcharge became effective for retail customer bills issued after December 31, 2008 and will continue in effect until a decision in the general rate case becomes effective. This surcharge increased annual pretax retail revenues by approximately $65.2 million, and is subject to refund with interest pending the final outcome of APS’ general retail rate case.
     The interim rate decision required APS to, among other things, examine its operations and expenses, targeting additional cuts of at least $20 million, report the results of its study to the ACC no later than March 18, 2009, and reinvest the savings and surcharge revenues in infrastructure and technology necessary to serve APS customers and reduce the need for external debt financing. On March 18, 2009, APS filed a letter with the ACC identifying a minimum of $25.9 million of specific pretax annualized cost reductions, including decreases in operations and maintenance and other expenses, as well as some capital expenditure reductions.
     Proposed Settlement— APS and the other parties to the rate case began settlement discussions on January 30, 2009 and, on May 4, 2009, they filed a term sheet with the ACC outlining the major terms for settlement of the rate case as agreed to by the parties. The parties also filed a request for procedural order, indicating that the parties will file the definitive settlement agreement on June 12, 2009, and proposing that testimony filings be made by APS and other parties to the case in July and August, and that the hearing begin on August 17, 2009. The ACC must approve any definitive settlement agreement entered into by the parties. We cannot predict whether the parties will enter into a definitive settlement agreement or, if the parties do so, whether or when the ACC would approve the agreement.
     The settlement term sheet includes the following key provisions:
•	A non-fuel base rate increase in annual pretax revenues of $196.3 million to be effective January 1, 2010, a portion of which will replace the $65.2 million interim base rate surcharge described above;

•	A net increase in annual pretax revenues of $11.2 million for fuel and purchased power costs reflected in base rates to be effective January 1, 2010, which reflects the reclassification of fuel and purchased power revenues from the existing PSA to base rates;

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•	A Base Fuel Rate of $0.0376 per kWh (compared to the current Base Fuel Rate of $0.0325 per kWh);

•	Revenue accounting treatment for line extension payments received for new or upgraded service during 2010, 2011 and 2012 (or until new rates are established in APS’ next general rate case, if that is before the end of 2012) resulting in estimated increased revenues of $23 million, $25 million and $49 million, respectively (after such time the proceeds will be treated as contributions in aid of construction rather than revenues, unless the ACC orders continued revenue treatment);

•	An authorized return on common equity of 11%;

•	Additional expense reductions of at least $10 million to be implemented beginning in 2010, such that total average annual cost and expense reductions (after considering the $20 million of cuts pursuant to the interim rate decision) will be at least $30 million in 2010 through 2014 ($150 million for the five-year period);

•	Equity infusions into APS of at least $700 million during the period beginning with the execution of the definitive settlement agreement through December 31, 2014; and

•	Various modifications to the existing energy efficiency, demand-side management and renewable energy programs that would require APS to, among other things, expand its conservation and demand-side management programs and its use of renewable energy.
     The parties also agreed to a rate case filing plan in which APS may file its next two general rate cases on or after June 1, 2011 and June 1, 2013, respectively. APS may not request its next general retail rate increase to be effective prior to July 1, 2012. In addition, the parties intend to process these subsequent rate cases within twelve months of sufficiency findings from the ACC staff.
     The following disclosure addresses the rate request that APS filed in June 2008 and the recommendations of various intervenors, including the ACC staff, in response to APS’ request. Although the settlement term sheet contains a framework for the settlement of the rate case, APS’ request and the intervenors’ recommendations would reflect the parties’ current positions if a settlement of the rate case is not reached or is not approved by the ACC.
     Key Provisions of APS’ June 2, 2008 Request — In its June 2, 2008 filing, APS requested a net retail rate increase of $278.2 million effective no later than October 1, 2009, which represents a base rate increase of $448.2 million less the reclassification of $170 million of fuel and purchased power revenues from the existing PSA to base rates. As proposed by APS, the updated request would result in an average rate increase of 8.5% for existing customers plus the establishment of a new growth-related impact fee to be charged to new connections.

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
     The update also requested that the ACC adopt certain goals for APS to improve its financial strength, which include: allowing APS’ internal cash flow generation to cover its operating and capital costs of providing service; stabilizing and improving APS’ credit ratings; and providing a meaningful and ongoing opportunity for APS to achieve a reasonable return on the fair value of its property.
     In addition, APS requested various modifications to the Environmental Improvement Surcharge and the Demand Side Management Adjustment Clause that would allow APS to expand its conservation and demand-side management programs and support environmental upgrades to APS facilities in response to and in anticipation of future environmental requirements.
     ACC Staff Rate Case Recommendation — On December 19, 2008, the ACC staff and other intervenors filed their initial written testimony with the ACC in the general retail rate case. In its filed testimony, the ACC staff recommended a number of cost disallowances and test-year adjustments that decrease APS’ base rate request by $141.6 million. The principal

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
components of the revenue increase recommended by the ACC staff are $155.1 million for non-fuel increases and $11.4 million for fuel and purchased power costs reflected in base rates (net of the reclassification of $140.1 million of existing PSA revenues to base rates).
     Other Intervenors’ Recommendations — Other intervenors in the rate case include the Arizona Residential Utility Consumer Office (“RUCO”), an office established by the Arizona legislature to represent the interests of residential utility consumers before the ACC; and Arizonans for Electric Choice and Competition (“AECC”), a coalition that advocates on behalf of commercial and industrial utility customers. RUCO recommended no net rate change after reclassification of $170.0 million of PSA revenues to base rates, based on a rate base of $4.9 billion, a base fuel rate of $0.0388 per kWh, APS’ proposed capital structure, and a return on common equity of 9.6%. AECC recommended that APS’ request be reduced by $101.4 million (of which $42.5 million was a reduction in fuel and purchased power expense).
     PSA Balance
     The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for the three-month period ended March 31, 2009 and 2008 (dollars in millions):

	Three Months Ended
	March 31,
	2009	2008
Beginning balance	$8	$111
Deferred fuel and purchased power costs-current period	(28)	(11)
Interest on deferred fuel and purchased power	—	1
Amounts recovered through revenues	(29)	(51)

Ending balance	$(49)	$50

     The PSA annual adjustor rate is reset for a “PSA Year” effective for a twelve-month period beginning February 1 each year. The PSA rate for the PSA Year that began February 1, 2008 was set at $0.004 per kWh. The PSA rate for the PSA year that began February 1, 2009 was set at $0.0053 per kWh. The PSA rate may not be increased more than $0.004 per kWh in a year without permission of the ACC. The $49 million regulatory liability at March 31, 2009 reflects the seasonal nature of fuel and purchased power costs and lower average prices. Any uncollected (overcollected) deferrals during the 2009 PSA Year resulting from this limit will be included in the historical component of the PSA rate for the PSA Year beginning February 1, 2010.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
customers (“Retail Transmission Charges”). In order to recover the Retail Transmission Charges, APS must file an application with the ACC under the transmission cost adjustor (“TCA”) mechanism, by which changes in Retail Transmission Charges can be reflected in APS’ retail rates.
     In 2008, APS was authorized to implement increases in its annual transmission revenues based on calculations filed with the FERC using data for its 2006 and 2007 fiscal years. Increases in APS’ annual transmission revenues of $28 million became effective March 1, 2008 and $15 million became effective June 1, 2008. The ACC allowed APS to reflect the related increased Retail Transmission Charges in its retail rates through the TCA, resulting in increases of annual retail revenues of $27 million effective March 1, 2008 and $13 million effective July 3, 2008.
     Equity Infusion Approval
     On May 2, 2008, Pinnacle West filed a notice with the ACC that would allow Pinnacle West to infuse up to $400 million of equity into APS in the event Pinnacle West deems it appropriate to do so to strengthen or maintain APS’ financial integrity. Under Arizona law and implementing regulatory decisions, Pinnacle West is required to give such notice at least 120 days prior to an equity infusion into APS that exceeds $150 million in a single calendar year. On August 6, 2008, the ACC issued an order permitting the infusion to occur on or before December 31, 2009. Pursuant to the terms of the proposed retail rate case settlement, APS would have authorization to obtain equity infusions of up to $700 million during the period beginning with the execution of the definitive settlement agreement through December 31, 2014, and such authorization would replace the $400 million authorization described above.
6. Retirement Plans and Other Benefits
     Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a non-qualified supplemental excess benefit retirement plan, and other postretirement benefit plans for the employees of Pinnacle West and our subsidiaries. Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans. The market-related value of our plan assets is their fair value at the measurement date.
     The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Service cost — benefits earned during the period	$14	$13	$5	$5
Interest cost on benefit obligation	29	27	10	10
Expected return on plan assets	(29)	(29)	(9)	(11)
Amortization of:
Transition obligation	—	—	1	1
Prior service cost	1	1	—	—
Net actuarial loss	3	4	3	1

Net periodic benefit cost	$18	$16	$10	$6

Portion of cost charged to expense	$8	$7	$5	$3

APS’ share of cost charged to expense	$8	$7	$5	$3

Contributions
     At December 31, 2008, we estimated the minimum contribution to our pension plan to be approximately $36 million in 2009 and approximately $25 million in 2010. A recent change in IRS regulations allows alternative measurement dates to determine the interest rate used to value pension liabilities for funding purposes. As a result of this change, we now estimate our minimum pension contribution to be zero in both 2009 and 2010. The expected contribution to our other postretirement benefit plans in 2009 is estimated to be approximately $15 million. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 96% of both plans.
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
     Financial data for the three months ended March 31, 2009 and 2008 and at March 31, 2009 and December 31, 2008 is provided as follows (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2009	2008
Operating Revenues:
Regulated electricity segment	$603	$623
Real estate segment	18	26
All other (a)	8	39

Total	$629	$688

Net Income (Loss) attributable to common shareholders:
Regulated electricity segment	$(20)	$(6)
Real estate segment	(132)	(1)
All other (a)	(5)	3

Total	$(157)	$(4)

	As of	As of
	March 31, 2009	December 31, 2008
Assets:
Regulated electricity segment	$10,991	$10,951
Real estate segment	293	523
All other (a)	134	146

Total	$11,418	$11,620

(a)	Includes activities related to marketing and trading, APSES and El Dorado. None of these segments is a reportable segment.
8. Income Taxes
     As of March 31, 2009, the tax year ended December 31, 2005 and all subsequent tax years remain subject to examination by the IRS. With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 1999. We do not anticipate that there will be any significant increases or decreases in our unrecognized tax benefits within the next 12 months.
     Pinnacle West expects to recognize approximately $100 million of cash tax benefits related to SunCor’s strategic asset sales (see Note 21) which will not be realized until the asset sale transactions are completed. Approximately $80 million of these benefits were recorded in the first quarter of 2009 as reductions to income tax expense related to the current impairment charges. The additional $20 million of tax benefits were recorded as reductions to income tax expense related to the SunCor impairment charge recorded in the fourth quarter of 2008.
9. Variable-Interest Entities
     In 1986, APS entered into agreements with three separate VIE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. We are not the primary beneficiary of the Palo Verde VIEs and, accordingly, do not consolidate them.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2009, APS would have been required to assume approximately $174 million of debt and pay the equity participants approximately $162 million.
     SunCor has certain land development arrangements that are required to be consolidated under FIN 46R, “Consolidation of Variable Interest Entities.” The assets and non-controlling interests reflected in our Condensed Consolidated Balance Sheets related to these arrangements were approximately $29 million at March 31, 2009 and December 31, 2008.
10. Derivative and Energy Trading Accounting
     We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal, emissions allowances and in interest rates. We manage risks associated with these market fluctuations by utilizing various instruments that qualify as derivatives, including exchange-traded futures and options and over-the-counter forwards, options and swaps. As part of our overall risk management program, we may use such instruments to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. As of March 31, 2009, we hedged certain exposures to the price variability of commodities for a maximum of 39 months. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions.
     We recognize all derivatives, except those which qualify for a scope exception, as either assets or liabilities on the balance sheet and measure those instruments at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Changes in the fair value of derivative instruments are recognized periodically in income unless certain hedge criteria are met. Derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business qualify for the normal purchase and sales scope exception and are accounted for under the accrual method of accounting. Due to the scope exception, these derivative instruments are excluded from our derivative discussion and disclosures below.
     We enter into derivative instrument positions for economic hedging purposes. In some instances, these economic hedges may not qualify as accounting hedges, or have not been designated as hedges under SFAS No. 133. Those positions not designated or qualifying as accounting hedges under SFAS No. 133 are reported as “non-hedging” instruments in the tables below. The term “hedge,” as it is used in the following disclosure, is used to describe an accounting hedge. We may also invest in derivative instruments for trading purposes; however, for the quarter ended March 31, 2009, there was no material trading activity.
     We designate commodity forward contracts, futures, options and swaps as cash flow hedges. We use cash flow hedges to limit our exposure to cash flow variability on forecasted transactions. For cash flow hedges that are deemed an effective hedge, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Hedge effectiveness is the degree to which the derivative contract and the hedged item are correlated and is measured based on the relative changes in

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
fair value between the derivative contract and the hedged item over time. We assess hedge effectiveness both at inception and on a continuing basis. These assessments exclude the time value of certain options. We recognize in current earnings the gains and losses representing hedge ineffectiveness, and the gains and losses on any hedge components which are excluded from our effectiveness assessment.
     In the electricity business, some contracts to purchase energy are netted against other contracts to sell energy. This is called “book-out” and usually occurs in contracts that have the same terms (quantities and delivery points) and for which power does not flow. We net these book-outs, which reduces both revenues and fuel and purchased power costs in our Condensed Consolidated Statements of Income, but this does not impact our financial condition, net income or cash flows.
     For its regulated operations, APS defers for future rate treatment approximately 90% of gains and losses on certain derivatives that would otherwise be recognized in income pursuant to the PSA mechanism. Unless otherwise noted, gains and losses from derivatives in the following tables represent the amounts reflected as income after the effect of PSA deferrals.
     We adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” on January 1, 2009. This new standard requires enhanced disclosures about derivative instruments and hedging activities. The adoption of SFAS No. 161 did not have a material impact on our financial statements.
     See Note 20 for a discussion of SFAS No. 157, “Fair Value Measurements.”
     As of March 31, 2009, we had the following gross notional amount of derivatives, which represent both purchases and sales:

Commodity	Quantity
Power	14,790,285 MWh
Gas	189,580,570 MMBTU
     The Effect of Derivative Instruments on the Condensed Consolidated Statements of
Income
     Amounts included in our Condensed Consolidated Statements of Income are net of amounts deferred under the PSA (see Note 5).
     Derivative Instruments in Hedging Relationships
     Gains and losses on derivative instruments in hedging relationships are reflected in operating expenses on the Regulated Electricity Segment Fuel and Purchased Power line on our Condensed Consolidated Statements of Income. This includes amounts reclassified from OCI into income (effective portion realized) and amounts recognized in income from derivatives (ineffective portion and amount excluded from effectiveness testing).

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table provides information about these gains and losses and their impact on our Condensed Consolidated Statements of Income during the three months ended March 31, 2009 (dollars in thousands):

Amount of Gain
Recognized in Income
from Derivative
	Amount of Loss	Amount of Loss	Instruments (Ineffective
	Recognized in OCI	Reclassified from	Portion and Amount
	on Derivative	OCI into Income	Excluded from
	Instruments	(Effective Portion	Effectiveness Testing)
	(Effective Portion)	Realized)	(a) (b)
Commodity contracts	$138,548	$25,365	$99

(a)	Amount excludes net gains of $892 which were deferred under the PSA.

(b)	During the first quarter 2009 we had no amounts reclassified from OCI to earnings related to discontinued cash flow hedges.
     During the next twelve months, we estimate that a net loss of $157 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions. In accordance with the PSA, at least 90% of these amounts will be recorded as either a regulatory asset or liability and have no effect on earnings (see Note 5).
     Derivative Instruments Not Designated as Hedges
     The following table provides information about our derivatives not designated as hedging instruments and their impact on our Condensed Consolidated Statements of Income during the three months ended March 31, 2009 (dollars in thousands):

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income from
	Recognized in Income	Derivative Instruments (a)
Commodity contracts	Regulated electricity segment revenues	$108
Commodity contracts	Regulated electricity segment fuel and purchased power expense	(4,031)

Total		$(3,923)

(a)	Amounts exclude net losses of $41,373 which were deferred under the PSA.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets
     The following table provides information about the fair value of our derivative instruments. These amounts are located in the asset or liability from risk management and trading activities lines of our Condensed Consolidated Balance Sheets. Amounts are as of March 31, 2009 (dollars in thousands):

		Long-term	Current	Long-term	Total Assets/
Commodity contracts	Current Assets	Assets	Liabilities	Liabilities	(Liability)
Derivatives designated as hedging instruments under SFAS No. 133:
Assets	$105	$—	$7,970	$32	$8,107
Liabilities	(1,629)	—	(172,538)	(121,551)	(295,718)

Total hedging instruments	(1,524)	—	(164,568)	(121,519)	(287,611)

Derivatives not designated as hedging instruments under SFAS No. 133:
Assets	29,218	38,539	73,970	49,768	191,495
Liabilities	(1,023)	(4,345)	(209,138)	(129,239)	(343,745)

Total non-hedging instruments	28,195	34,194	(135,168)	(79,471)	(152,250)

Total derivatives	26,671	34,194	(299,736)	(200,990)	(439,861)

Margin account	37,185	—	78,929	5,241	121,355
Collateral provided to counterparties	113	—	159,403	59,681	219,197
Collateral provided from counterparties	—	—	(2,550)	—	(2,550)

Balance Sheet Total	$63,969	$34,194	$(63,954)	$(136,068)	$(101,859)

     Derivative assets and liabilities in the table are reported on a gross basis and exclude cash collateral and margin accounts. Transactions with counterparties that have master netting arrangements are reported net on the balance sheet, including cash collateral and margin in accordance with FSP FIN 39-1.
Credit Risk
     We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including one counterparty for which a worst case exposure represents approximately 69% of Pinnacle West’s $98 million of risk management and trading assets as of March 31, 2009. This exposure relates to a long-term traditional wholesale contract with a counterparty that has very high credit quality. Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ securities is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.
Credit Related Contingent Features
     Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from the major credit rating agencies. If our debt were to fall below investment grade, these provisions could be violated, and the counterparties to the derivative instruments could demand immediate and ongoing full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2009 was $515 million for which we had posted collateral of $219 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2009, after off-setting asset positions under master netting arrangements we would have been required to post an additional $197 million of collateral to our counterparties; this amount includes those contracts which qualify for scope exceptions, which are excluded from the derivative details in the above footnote. We also have non-derivative contracts with credit related contingent features which could also require additional collateral if our debt were to fall below investment grade.
11. Changes in Equity
     The following table shows the Company’s changes in common stock equity and changes in equity of noncontrolling interests for the three months ended March 31, 2009 and 2008 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Common	Noncontrolling		Common	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total
Beginning balance, January 1	$3,445,979	$47,389	$3,493,368	$3,531,611	$54,569	$3,586,180
Net income (loss)	(156,510)	(14,210)	(170,720)	(4,473)	—	(4,473)

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	(138,548)	—	(138,548)	119,806	—	119,806
Net reclassification of realized (gains) losses to income (b)	25,365	—	25,365	(2,065)	—	(2,065)
Reclassification of pension and other postretirement benefits to income	1,252	—	1,252	1,043	—	1,043
Income tax (expense) benefit related to items of other comprehensive income	44,003	—	44,003	(46,481)	—	(46,481)

Total other comprehensive income (loss)	(67,928)	—	(67,928)	72,303	—	72,303
Total comprehensive income (loss)	(224,438)	(14,210)	(238,648)	67,830	—	67,830

Issuance of capital stock	2,629	—	2,629	2,815	—	2,815
Purchase of treasury stock, net of reissuances	(1,551)	—	(1,551)	(1,344)	—	(1,344)
Other (primarily stock compensation)	(6,707)	(129)	(6,836)	(3,952)	(322)	(4,274)
Common stock dividends	(53,010)	—	(53,010)	(52,759)	—	(52,759)
Capital contribution by noncontrolling interests	—	1,316	1,316	—	—	—

Ending balance, March 31	$3,162,902	$34,366	$3,197,268	$3,544,201	$54,247	$3,598,448

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     APS currently estimates it will incur $132 million (in 2009 dollars) over the current life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. At March 31, 2009, APS had a regulatory liability of $25 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.
California Energy Market Issues and Refunds in the Pacific Northwest
     FERC
     In July 2001, the FERC ordered an expedited fact-finding hearing to calculate refunds for spot market transactions in California during a specified time frame. APS was a seller and a purchaser in the California markets at issue and, to the extent that refunds are ordered, APS should be a recipient as well as a payor of such amounts. In addition, on March 19, 2002, the State of California filed a complaint with the FERC alleging that wholesale sellers of power and energy, including APS, failed to properly file rate information at the FERC in connection with sales to California from 2000 to March 2002 under market-based rates. Since 2004, the Ninth Circuit and the FERC have issued various decisions and orders involving the aforementioned issues, including decisions related to: entities subject to FERC jurisdiction and, therefore, potentially owing refunds; applicable refund methodologies; the temporal scope and types of transactions that are properly subject to the refund orders; and the appropriate standard of review at the FERC on wholesale power contracts in the refund proceedings. A settlement, resolving APS’ issues with certain California parties for the current refund period, was approved by the FERC in an order issued on June 30, 2008. The resolution of the claims related to the parties involved in this settlement had no material adverse impact on our financial position, results of operations or cash flows. We currently believe the refund claims at the FERC related to the parties not involved in this settlement will have no material adverse impact on our financial position, results of operations or cash flows.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Salt River Project
     Salt River Project previously notified APS that Salt River Project allegedly failed to bill APS for (a) energy losses under certain service schedules of a power contract between the parties and (b) certain other charges under the contract. Salt River Project asserted that certain of these failures to bill APS for such losses and charges may have extended back to 1996 and, as a result, claimed that APS owed it approximately $29 million, which APS disputed.  The parties entered into a settlement agreement on April 9, 2009, resolving these matters. The resolution had no material adverse impact on our financial position, results of operations or cash flows.
Landlord Bankruptcy
     On April 16, 2009, the landlord for our corporate headquarters building announced that it is seeking relief under Chapter 11 of the United States Bankruptcy Code. We currently have several assets on our books related to our landlord, including an asset related to rent payments for the building of approximately $63 million. We are monitoring this matter and, while there can be no assurances as to the ultimate outcome of the matter due to the complexity of the bankruptcy proceedings, we currently do not expect that it will have a material adverse effect on our financial position, results of operations, or cash flows.
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
14. Other Income and Other Expense
     The following table provides detail of other income and other expense for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Other income:
Interest income	$337	$2,243
SunCor other income (a)	—	1,587
Miscellaneous	43	9

Total other income	$380	$3,839

Other expense:
Non-operating costs	$(1,608)	$(1,920)
Investment losses – net	(7,230)	(2,666)
Miscellaneous	(903)	(310)

Total other expense	$(9,741)	$(4,896)

(a)	Includes equity earnings from a real estate joint venture that is a pass-through entity for tax purposes.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15. Guarantees
     We have issued parental guarantees and obtained letters of credit and surety bonds on behalf of some of our subsidiaries.
     Our parental guarantees for APS relate to commodity energy products. As required by Arizona law, Pinnacle West has also obtained a $10 million bond on behalf of APS in connection with the interim base rate surcharge approved by the ACC in December 2008. In addition, Pinnacle West has obtained approximately $8 million of surety bonds related to APS operations, of which approximately $7 million relates to self-insured workers’ compensation. Our credit support instruments enable APSES to offer energy-related products and services. Non-performance or non-payment under the original contract by our subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees on behalf of our subsidiaries. At March 31, 2009 we had no guarantees that were in default. Our guarantees have no recourse or collateral provisions to allow us to recover from our subsidiaries amounts paid under the guarantees. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at March 31, 2009 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
APS	$1	1	$18	1
APSES	14	1	17	1

Total	$15		$35

     APS has entered into various agreements that require letters of credit for financial assurance purposes. At March 31, 2009, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations and expire in 2010. APS has also entered into approximately $70 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2010. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
     The following table presents earnings per weighted average common share outstanding for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Basic loss per share:
Loss from continuing operations attributable to common shareholders	$(1.52)	$(0.06)
Income (loss) from discontinued operations	(0.03)	0.02

Loss per share – basic	$(1.55)	$(0.04)

Diluted loss per share:
Loss from continuing operations attributable to common shareholders	$(1.52)	$(0.06)
Income (loss) from discontinued operations	(0.03)	0.02

Loss per share – diluted	$(1.55)	$(0.04)

     For the three months ended March 31, 2009 and 2008 the weighted average common shares outstanding were the same for both basic and diluted shares. Options to purchase 625,524 shares of common stock for the three months ended March 31, 2009, and 703,875 shares for the three months ended March 31, 2008 were outstanding but were excluded from the computation of diluted earnings per share because the impact of including those options would be antidilutive.
17. Discontinued Operations
     SunCor (real estate segment) – In 2009 and 2008, SunCor sold or expects to sell properties that are required to be reported as discontinued operations on Pinnacle West’s Condensed Consolidated Statements of Income in accordance with SFAS No. 144. Assets held for sale relate to properties in the amount of $32 million at March 31, 2009. These properties were classified as home inventory at December 31, 2008. In addition, see Note 21 – Real Estate Impairment Charge.
     APSES (other) – Includes activities related to discontinued commodity-related energy services in 2008, and the associated revenues and costs that were reclassified to discontinued operations in 2008.
     The following table provides revenue, income (loss) before income taxes and income (loss) after taxes classified as discontinued operations in Pinnacle West’s Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2009	2008
Revenue:
SunCor	$—	$23
APSES	—	28

Total revenue	$—	$51

Income (loss) before taxes:
SunCor	$(5)	$4
APSES	—	(1)

Total income before taxes	$(5)	$3

Income (loss) after taxes:
SunCor (a)	$(3)	$3
APSES	—	(1)

Total income after taxes	$(3)	$2

(a)	The three months ended March 31, 2009 includes a $2 million tax benefit recognized by the parent company in accordance with an intercompany tax sharing agreement.
18. Nuclear Decommissioning Trust
     To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations. APS invests the trust funds in fixed income securities and domestic equity securities. APS applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in accounting for investments in decommissioning trust funds, and classifies these investments as available for sale. As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets. Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have recorded the offsetting amount of gains or losses on investment securities in other regulatory liabilities or assets. The following table summarizes the fair value of APS’ nuclear decommissioning trust fund assets at March 31, 2009 and December 31, 2008 (dollars in millions):

		Total	Total
		Unrealized	Unrealized
March 31, 2009	Fair Value	Gains	Losses
Equity securities	$104	$12	$(26)
Fixed income securities	233	9	(6)
Net payables (a)	(1)	—	—

Total	$336	$21	$(32)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Total	Total
		Unrealized	Unrealized
December 31, 2008	Fair Value	Gains	Losses
Equity securities	$113	$18	$(18)
Fixed income securities	228	10	(5)
Net payables (a)	2	—	—

Total	$343	$28	$(23)

(a)	Net payables relate to pending securities sales and purchases.
     The costs of securities sold are determined on the basis of specific identification. The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended
	March 31,
	2009	2008
Realized gains	$2	$1
Realized losses	(2)	(1)
Proceeds from the sale of securities	130	67
     The fair value of fixed income securities, summarized by contractual maturities, at March 31, 2009 is as follows (dollars in millions):

Fair Value
Less than one year	$6
1 year - 5 years	49
5 years - 10 years	59
Greater than 10 years	119

Total	$233

     See Note 20 for a discussion of SFAS No. 157, “Fair Value Measurements,” which we adopted January 1, 2008.
19. New Accounting Standards
     See Note 20 for a discussion of SFAS No. 157, “Fair Value Measurements,” which we adopted for our non-financial assets on January 1, 2009. This guidance was adopted for our financial assets on January 1, 2008.
     See Note 10 for a discussion of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to SFAS No. 133,” which we adopted January 1, 2009.
     We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” on January 1, 2009. This guidance provides accounting and reporting

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
standards for noncontrolling interests in a consolidated subsidiary and clarifies that noncontrolling interests should be reported as equity on the consolidated financial statements. As a result of adopting this guidance, we have disclosed on the face of our financial statements the portion of equity and net income attributable to the noncontrolling interests in consolidated subsidiaries. Additionally, we reclassified $47 million of noncontrolling interests from Other Deferred Credits to Equity on the December 31, 2008 balance sheet. Prior year’s net income attributable to noncontrolling interests was not material to our income statement and was not reclassified. The adoption of this guidance modified our financial statements presentation, but did not have an impact on our financial statement results.
     In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This guidance requires enhanced employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for us on December 31, 2009. We do not expect it to have a material impact on our financial statements.
     In April 2009, the FASB issued various Staff Positions relating to fair value measurements and impairments. This guidance includes: FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FASB Staff Position Nos. FAS  115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; and FASB Staff Position Nos. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” These Staff Positions were effective for us on April 1, 2009. We do not expect them to have a material impact on our financial statements.
     Effective January 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents as participating securities when computing earnings per share, pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.” Our awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore the adoption of this FSP did not have any impact on our financial statements.
20. Fair Value Measurements
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires companies to disclose the fair value of certain assets and liabilities according to a fair value hierarchy. This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories. The three levels of the fair value hierarchy are:
     Level 1 — Quoted prices in active markets for identical assets or liabilities.
     Level 2 — Quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.
     Level 3 — Model-derived valuations with unobservable inputs that are supported by little or no market activity.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     As required by SFAS No. 157, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. We maximize the use of observable inputs and minimize the use of unobservable inputs. If market data is not readily available, inputs may reflect our own assumptions about the inputs market participants would use. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Thus, a valuation may be classified in Level 3 even though the valuation may include significant inputs that are readily observable.
     We apply recurring fair value measurements to derivative instruments, nuclear decommissioning trusts, and certain cash equivalents. We may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value measurements typically involve write-downs of individual assets due to impairment.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities by one year. In accordance with FSP 157-2, we delayed the adoption of SFAS No. 157 for our nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on a recurring basis, until January 1, 2009. We adopted SFAS No. 157 for our nonfinancial assets and liabilities on January 1, 2009, and it did not have a material impact on our financial statements.
     Some of our derivative instrument transactions are valued based on unobservable inputs due to the long-term nature of contracts or the unique location of the transactions. Our long-dated energy transactions consist of observable valuations for the near term portion and unobservable valuations for the long-term portions of the transaction. When the unobservable portion is significant to the overall valuation of the transaction, the entire transaction is classified as Level 3. Our classification of instruments as Level 3 is primarily reflective of the long term nature of our energy transactions, and is not reflective of material inactive markets.
     The following table presents the fair value at March 31, 2009 of our assets and liabilities that are measured at fair value on a recurring basis for Pinnacle West Consolidated and APS (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable		Balance at
	Assets	Inputs	Inputs	Counterparty	March 31,
Pinnacle West:	(Level 1)	(Level 2)	(Level 3)	Netting & Other (a)	2009
Assets
Cash equivalents	$16	$—	$—	$—	$16
Risk management and trading activities	15	108	65	(90)	98
Nuclear decommissioning trust	39	297	—	—	336

Total	$70	$405	$65	$(90)	$450

Liabilities
Risk management and trading activities	$(99)	$(441)	$(88)	$428	$(200)

     The following table presents the fair value at December 31, 2008 of our assets and liabilities that are measured at fair value on a recurring basis for Pinnacle West Consolidated and APS (dollars in millions):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable		Balance at
	Assets	Inputs	Inputs	Counterparty	December 31,
Pinnacle West:	(Level 1)	(Level 2)	(Level 3)	Netting & Other (a)	2008
Assets
Cash equivalents	$75	$—	$—	$—	$75
Risk management and trading activities	31	76	51	(92)	66
Nuclear decommissioning trust	33	308	—	2	343

Total	$139	$384	$51	$(90)	$484

Liabilities
Risk management and trading activities	$(85)	$(297)	$(58)	$244	$(196)

(a)	Primarily represents netting under master netting arrangements, including margin and collateral. See Note 10.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table shows the changes in fair value for assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2009 and 2008 for Pinnacle West Consolidated and APS (dollars in millions):

	Three Months Ended
	March 31,	March 31,
	2009	2008
Net derivative balance at beginning of period	$(7)	$8
Total net gains (losses) realized/unrealized:
Included in earnings	2	(2)
Included in OCI	(1)	2
Deferred as a regulatory asset or liability	(3)	(3)
Purchases, issuances, and settlements	—	—
Level 3 transfers (a)	(14)	2

Net derivative balance at end of period	$(23)	$7

Net unrealized losses included in earnings related to instruments still held at end of period	$2	$2

(a)	Transfers in or out of Level 3 reflect the fair market value at the beginning of the period. Transfers are triggered by a change in the lowest significant input during the period.
     We apply nonrecurring fair value measurements to certain real estate assets. These adjustments to fair value are the result of write-downs of individual assets due to impairment. Certain of our real estate assets have been impaired due to the weakened real estate market. We determine fair value for our real estate assets primarily based on the future cash flows that we estimate will be generated by each asset discounted for market risk. These fair value determinations require significant judgment regarding key assumptions. Due to these unobservable inputs the valuation of real estate assets are considered Level 3 measurements.
     As of March 31, 2009, the fair value of our impaired real estate assets that are measured at fair value on a nonrecurring basis was $146 million, all of which was valued using significant unobservable inputs (Level 3). Total impairment charges included in net loss were approximately $216 million (includes net losses attributable to noncontrolling interests of $14 million before income taxes). See Note 21 for additional information.
21. Real Estate Impairment Charge
     As a result of current and anticipated continuing distressed conditions in real estate and credit markets, SunCor undertook and has now completed a review of its assets and strategies within its various markets. Based on the results of the review, on March 27, 2009, SunCor’s Board of Directors authorized a series of strategic transactions to dispose of SunCor’s homebuilding operations, master-planned communities, and golf courses in order to reduce SunCor’s outstanding debt. SunCor currently plans to retain selected Arizona assets, including land parcels and commercial assets associated with SunCor’s Hayden Ferry Lakeside project in Tempe, Arizona, and approximately 2,000 acres of commercial land associated with its Palm Valley project located west of Phoenix, Arizona.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Management plans to dispose of the assets in 2009. As a result of this decision, we recorded a pretax impairment charge in the first quarter of approximately $202 million, or $123 million after taxes on a Pinnacle West consolidated basis. Of the total $202 million impairment charge, approximately $9 million related to assets held for sale and approximately $193 million related to held and used assets. SunCor expects to reclassify most of the affected properties to assets held for sale beginning in the second quarter of 2009, as marketing of the assets commences and other criteria are met. The detail of the impairment charge is as follows (dollars in millions):

Homebuilding and master-planned communities	$141
Land parcels and commercial assets	53
Golf courses	17

Subtotal	211
Discontinued operations	5
Less non-controlling interests	(14)

Total	$202

     We determine fair value for our real estate assets primarily based on either the future cash flows that we estimate will be generated by each asset discounted for market risk or market appraisals. Our impairment assessments and fair value determinations require significant judgment regarding key assumptions such as future sales prices, future construction and land development costs, future sales timing, and discount rates. The assumptions are specific to each project and may vary among projects. The weighted average discount rates we used to determine fair values at March 31, 2009 ranged from 11% to 29%. Due to the judgment and assumptions applied in the estimation process, with regard to impairments, it is possible that actual results could differ from those estimates. If conditions in the broader economy or the real estate markets worsen, or as a result of a change in SunCor’s strategy, we may be required to record additional impairments.
     SunCor also recorded in the first quarter approximately $8 million of pretax severance and other charges relating to these actions. Pinnacle West does not expect that any of the impairment charges will result in future cash expenditures, other than immaterial disposition costs.
     The SunCor Secured Revolver was recently extended for a twelve-month period to January 2010 and requires SunCor to reduce its outstanding borrowings by specified amounts over the term of the facility. As of March 31, 2009, approximately $108 million of borrowings were outstanding under the SunCor Secured Revolver and approximately $67 million of debt was outstanding under other SunCor credit facilities. SunCor intends to apply the proceeds of the asset sales described above to the accelerated repayment of the SunCor Secured Revolver and SunCor’s other outstanding debt, including several project loans totaling approximately $24 million which recently matured. The impairment charges discussed above and the maturity and non-payment of the project loans resulted in violations of certain covenants contained in the SunCor Secured Revolver and SunCor’s other credit facilities. If SunCor is unable to obtain waivers or similar relief from its lenders, which it is currently seeking, SunCor could be required to immediately repay its outstanding indebtedness under the SunCor Secured Revolver and its other credit facilities. Such debt acceleration would have a material adverse impact on SunCor’s business and its financial position. Neither Pinnacle West nor any of its other subsidiaries has guaranteed any SunCor indebtedness. A SunCor debt default would not result in a cross-default of any of the debt of Pinnacle West or any of its other subsidiaries. As a result, Pinnacle West does not believe that SunCor’s inability to obtain waivers or similar relief from SunCor’s lenders would have a material adverse impact on Pinnacle West’s cash flows or liquidity.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
ELECTRIC OPERATING REVENUES	$602,660	$625,576

OPERATING EXPENSES
Fuel and purchased power	247,388	272,053
Operations and maintenance	201,100	188,135
Depreciation and amortization	98,011	93,885
Income taxes	(6,744)	5,157
Other taxes	33,780	32,718

Total	573,535	591,948

OPERATING INCOME	29,125	33,628

OTHER INCOME (DEDUCTIONS)
Income taxes	1,182	1,115
Allowance for equity funds used during construction	4,992	6,124
Other income (Note S-2)	415	2,064
Other expense (Note S-2)	(4,358)	(5,888)

Total	2,231	3,415

INTEREST DEDUCTIONS
Interest on long-term debt	46,395	42,173
Interest on short-term borrowings	2,975	3,849
Debt discount, premium and expense	1,189	1,160
Allowance for borrowed funds used during construction	(3,724)	(3,775)

Total	46,835	43,407

NET LOSS	$(15,479)	$(6,364)

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2009	2008
ASSETS

UTILITY PLANT
Electric plant in service and held for future use	$12,263,329	$12,198,010
Less accumulated depreciation and amortization	4,192,971	4,129,958

Net	8,070,358	8,068,052

Construction work in progress	619,142	571,977
Intangible assets, net of accumulated amortization	142,743	131,243
Nuclear fuel, net of accumulated amortization	99,304	89,323

Total utility plant	8,931,547	8,860,595

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 18)	336,091	343,052
Assets from long-term risk management and trading activities (Note 10)	34,194	33,675
Other assets	59,758	60,604

Total investments and other assets	430,043	437,331

CURRENT ASSETS
Cash and cash equivalents	18,454	71,544
Customer and other receivables	191,574	262,177
Accrued utility revenues	84,724	100,089
Allowance for doubtful accounts	(2,503)	(3,155)
Materials and supplies (at average cost)	182,961	173,252
Fossil fuel (at average cost)	31,839	29,752
Assets from risk management and trading activities (Note 10)	63,969	32,181
Deferred income taxes	119,920	79,694
Other current assets	21,254	19,866

Total current assets	712,192	765,400

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset (Note 5)	—	7,984
Other regulatory assets	825,069	787,506
Unamortized debt issue costs	25,466	22,026
Other	88,166	82,735

Total deferred debits	938,701	900,251

TOTAL ASSETS	$11,012,483	$10,963,577

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2009	2008
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,122,292	2,117,789
Retained earnings	1,110,922	1,168,901
Accumulated other comprehensive loss (Note S-1):
Pension and other postretirement benefits	(26,362)	(26,960)
Derivative instruments	(167,173)	(98,742)

Common stock equity	3,217,841	3,339,150
Long-term debt less current maturities (Note 4)	3,349,912	2,850,242

Total capitalization	6,567,753	6,189,392

CURRENT LIABILITIES
Short-term borrowings	236,176	521,684
Current maturities of long-term debt (Note 4)	942	874
Accounts payable	145,316	233,529
Accrued taxes	236,500	219,129
Accrued interest	44,639	39,860
Customer deposits	77,093	77,452
Liabilities from risk management and trading activities (Note 10)	63,954	69,585
Other current liabilities	66,184	105,655

Total current liabilities	870,804	1,267,768

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,389,483	1,401,412
Regulatory liabilities	591,601	587,586
Deferred fuel and purchased power regulatory liability (Note 5)	49,215	—
Liability for asset retirements	280,615	275,970
Liabilities for pension and other postretirement benefits (Note 6)	647,831	635,327
Customer advances for construction	138,100	132,023
Liabilities from long-term risk management and trading activities (Note 10)	136,068	126,532
Other	341,013	347,567

Total deferred credits and other	3,573,926	3,506,417

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$11,012,483	$10,963,577

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,479)	$(6,364)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization including nuclear fuel	108,163	102,696
Deferred fuel and purchased power	28,238	9,721
Deferred fuel and purchased power amortization	28,961	50,709
Allowance for equity funds used during construction	(4,992)	(6,124)
Deferred income taxes	(6,335)	(34,793)
Change in mark-to-market valuations	3,823	(13,458)
Changes in current assets and liabilities:
Customer and other receivables	71,551	43,922
Accrued utility revenues	15,365	12,764
Materials, supplies and fossil fuel	(11,796)	(11,418)
Other current assets	(2,042)	163
Accounts payable	(70,828)	(63,888)
Other current liabilities	(17,680)	44,391
Change in margin and collateral accounts — assets	(23,876)	93,449
Change in margin and collateral accounts — liabilities	(162,012)	6,648
Change in unrecognized tax benefits	(797)	13,129
Change in other long-term assets	(1,165)	13,200
Change in other long-term liabilities	17,460	10,858

Net cash flow provided by (used for) operating activities	(43,441)	265,605

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(188,973)	(239,808)
Contributions in aid of construction	18,762	10,040
Allowance for borrowed funds used during construction	(3,724)	(3,775)
Proceeds from nuclear decommissioning trust sales	129,816	67,177
Investment in nuclear decommissioning trust	(135,264)	(72,362)
Other	1,500	(1,489)

Net cash flow used for investing activities	(177,883)	(240,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	496,475	—
Repayment of long-term debt	(233)	(246)
Short-term borrowings and payments-net	(285,508)	(27,056)
Dividends paid on common stock	(42,500)	(42,500)

Net cash flow provided by (used for) financing activities	168,234	(69,802)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(53,090)	(44,414)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,544	52,151

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,454	$7,737

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$13,704	$5,704
Interest, net of amounts capitalized	$40,867	$39,946
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

	Condensed	APS’
	Consolidated	Supplemental
	Footnote	Footnote
	Reference	Reference
Consolidation and Nature of Operations	Note 1	—
Condensed Consolidated Financial Statements	Note 2	—
Quarterly Fluctuations	Note 3	—
Liquidity Matters	Note 4	—
Regulatory Matters	Note 5	—
Retirement Plans and Other Benefits	Note 6	—
Business Segments	Note 7	—
Income Taxes	Note 8	—
Variable-Interest Entities	Note 9	—
Derivative and Energy Trading Accounting	Note 10	—
Changes in Equity	Note 11	—
Commitments and Contingencies	Note 12	—
Nuclear Insurance	Note 13	—
Other Income and Other Expense	Note 14	Note S-2
Guarantees	Note 15	—
Earnings Per Share	Note 16	—
Discontinued Operations	Note 17	—
Nuclear Decommissioning Trust	Note 18	—
New Accounting Standards	Note 19	—
Fair Value Measurements	Note 20	—
Real Estate Impairment Charge	Note 21	—
Comprehensive Income	—	Note S-1

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
S-1. Comprehensive Income
     Components of APS’ comprehensive income (loss) for the three months ended March 31, 2009 and 2008 are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(15,479)	$(6,364)

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	(138,548)	107,016
Net reclassification of realized losses to income (b)	25,365	3,318
Reclassification of pension and other postretirement benefits to income	987	795
Income tax (expense) benefit related to items of other comprehensive income	44,363	(43,740)

Total other comprehensive income (loss)	(67,833)	67,389

Comprehensive income (loss)	$(83,312)	$61,025

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.
S-2. Other Income and Other Expense
     The following table provides detail of APS’ other income and other expense for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Other income:
Interest income	$183	$1,723
Miscellaneous	232	341

Total other income	$415	$2,064

Other expense:
Non-operating costs (a)	$(1,335)	$(3,322)
Asset dispositions	(83)	(1,452)
Investment losses — net	(1,323)	(395)
Miscellaneous	(1,617)	(719)

Total other expense	$(4,358)	$(5,888)

(a)	As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).

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
     The near-term economic conditions are reflected in the recent volatility and disruption of the credit markets, as discussed in detail under “Pinnacle West Consolidated — Liquidity and Capital Resources” below. Despite these conditions, Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities and have been able to access these facilities, ensuring adequate liquidity for each company.
     Our cash flows and profitability are affected by the electricity rates APS may charge and the timely recovery of costs through those rates. APS’ retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC. APS’ capital expenditure requirements, which are discussed below under “Pinnacle West Consolidated — Liquidity and Capital Resources,” are substantial because of increased costs related to environmental compliance and controls and system reliability, as well as continuing, though slowed, customer growth in APS’ service territory.
     APS needs timely recovery through rates of its capital and operating expenditures to maintain adequate financial health. See “Factors Affecting Our Financial Outlook” below. On March 24, 2008, APS filed a rate case with the ACC, which it updated on June 2, 2008, requesting, among other things, an increase in retail rates to help defray rising infrastructure costs, approval of an impact fee and approval of new conservation rates. On January 30, 2009, APS and the other parties to the rate case began settlement discussions, and on May 4, 2009 they filed a proposed settlement term sheet with the ACC, a copy of which is attached to this Report on Form 10-Q as Exhibit 99.1. See Note 5 for details regarding this rate case, including the ACC’s approval of an interim base rate surcharge pending the outcome of the case and a discussion of the proposed settlement term sheet and related timeline.

     As a result of current and anticipated continuing distressed conditions in real estate and credit markets, SunCor, our real estate subsidiary, undertook and has now completed a review of its assets and strategies within its various markets. Based on the results of the review, on March 27, 2009, SunCor’s Board of Directors authorized a series of strategic transactions to dispose of SunCor’s homebuilding operations, master-planned communities, and golf courses in order to reduce SunCor’s outstanding debt. Management plans to dispose of the assets in 2009. As a result of this decision, we recorded pretax impairment charges in the first quarter of $202 million, or $123 million after taxes on a Pinnacle West consolidated basis. SunCor currently plans to retain selected Arizona assets, with a book value of approximately $70 million. See “Liquidity and Capital Resources — Other Subsidiaries — SunCor” below for a discussion of SunCor’s outstanding debt and related matters.
     Our other principal first tier subsidiaries, El Dorado and APSES, are not expected to have any material impact on our financial results, or to require any material amounts of capital, over the next three years.
     We continue to focus on solid operational performance in our electricity generation and delivery activities. In the generation area, the NRC recently completed its inspections of corrective actions taken by Palo Verde to address certain performance deficiencies, and returned all three units of Palo Verde to routine inspection and oversight. See “NRC Inspection” in Part II, Item 5 below. In the delivery area, we focus on superior reliability and customer satisfaction. We plan to expand long-term energy resources and our transmission and distribution systems to meet the electricity needs of our growing retail customer base and to sustain reliability.
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
     The following table presents loss from continuing operations for our regulated electricity and real estate segments and reconciles those amounts to our consolidated net income (loss) (dollars in millions):

	Three Months Ended
	March 31,
	2009	2008
Regulated electricity segment	$(20)	$(6)
Real estate segment (a)	(143)	(4)
All other (b)	(5)	4

Loss from continuing operations	(168)	(6)
Income (loss) from discontinued operations — net of tax:
Real estate segment (a)	(3)	3
All other (b)	—	(1)

Net Loss	(171)	(4)
Less: Net loss attributable to noncontrolling interests — real estate segment (a) (c)	(14)	—

Net loss attributable to common shareholders	$(157)	$(4)

(a)	We recorded an after-tax real estate impairment charge in the first quarter of 2009 of $123 million on a Pinnacle West consolidated basis.

(b)	Includes activities related to marketing and trading, APSES and El Dorado. None of these segments is a reportable segment.

(c)	See Note 19 regarding the adoption of SFAS No. 160.
PINNACLE WEST CONSOLIDATED — RESULTS OF OPERATIONS
Operating Results — Three-month period ended March 31, 2009 compared with three-month period ended March 31, 2008
     Our consolidated net loss attributable to common shareholders for the three months ended March 31, 2009 was $157 million, compared with a net loss of $4 million for the comparable prior-year period. The major factors that increased or decreased the net loss attributable to common shareholders for the three-month comparison are summarized in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment:
Interim retail rate increase effective January 1, 2009	$13	$8
Transmission rate increases effective July 1, 2008 (including related retail rates)	6	4
Lower mark-to-market valuations of fuel and purchased power contracts related to changes in market prices, net of related PSA deferrals	(19)	(12)
Effects of milder weather on retail sales	(13)	(8)
Higher depreciation and amortization primarily due to increased utility plant in service	(4)	(2)
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances	(4)	(3)
Miscellaneous items, net	(1)	(1)

Increase in regulated electricity segment net loss	(22)	(14)
Real estate segment:
Real estate impairment charge (Note 21)	(211)	(134)
Higher real estate segment costs primarily related to employee severance and other disposition costs	(9)	(5)
All other:
Lower marketing and trading contributions primarily due to lower sales volumes	(7)	(4)
Increase in other expense, net of other income, primarily due to higher investment losses	(6)	(4)
Other miscellaneous items, net	(1)	(1)

Increase in loss from continuing operations	$(256)	(162)

Decrease in discontinued operations primarily related to the impairment of certain real estate properties (Note 21)		(5)

Increase in net loss		(167)
Less: Net loss attributable to real estate noncontrolling interests primarily due to real estate impairment		(14)

Increase in net loss attributable to common shareholders		$(153)

Regulated Electricity Segment Revenues
     Regulated electricity segment revenues were $20 million lower for the three months ended March 31, 2009 compared with the prior-year period primarily because of:
•	a $22 million decrease in retail revenues due to the effects of weather;

•	a $22 million decrease in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see Note 5);

•	a $7 million decrease in retail revenues primarily related to lower average usage per customer, excluding weather effects;

•	a $19 million increase in retail revenues due to an interim rate increase effective January 2009 and transmission rate increases in 2008 (including related retail rates);

•	a $16 million increase in renewable energy surcharges, which had no earnings effect because of amortization of the same amount recorded as operations and maintenance expense; and

•	a $4 million net decrease due to miscellaneous factors.
Real Estate Segment Revenues
     Real estate segment revenues were $8 million lower for the three months ended March 31, 2009 compared with the prior-year period primarily because of lower residential property sales as a result of the distressed real estate markets.
All Other Revenues
     Other revenues were $31 million lower for the three months ended March 31, 2009 compared with the prior-year period because of planned reductions of marketing and trading activities.
PINNACLE WEST CONSOLIDATED — LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     The following table presents net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2009 and 2008 (dollars in millions):

	Three Months Ended
	March 31,
	2009	2008
Net cash flow provided by (used for) operating activities	$(56)	$246
Net cash flow used for investing activities	(182)	(248)
Net cash flow provided by (used for) financing activities	166	(37)
     The increase of approximately $302 million in net cash used for operating activities is primarily due to increased collateral and margin cash provided as a result of changes in commodity prices.
     The decrease of approximately $66 million in net cash used for investing activities is primarily due to lower levels of capital expenditures (see table and discussion below).
     The increase of approximately $203 million in net cash provided by financing activities is primarily due to APS’ issuance of $500 million of unsecured senior notes. A portion of these proceeds were used to repay short-term borrowings.

CAPITAL EXPENDITURES
(dollars in millions)

	Three Months Ended		Estimated for the Year Ended
	March 31,		December 31,
	2008	2009	2009	2010	2011
APS
Distribution	$88	$60	$276	$266	$356
Generation (a)	89	70	288	274	319
Transmission	37	31	275	99	185
Other (b)	4	5	44	37	50

Subtotal	218	166	883	676	910
Other	20	6	12	8	8

Total	$238	$172	$895	$684	$918

(a)	Generation includes nuclear fuel expenditures of approximately $60 million to $80 million per year for 2009, 2010 and 2011.

(b)	Primarily information systems and facilities projects.
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
     Generation capital expenditures are comprised of various improvements to APS’ existing fossil and nuclear plants. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers and environmental equipment. Environmental expenditures differ for each of the years 2009, 2010 and 2011, with the lowest year estimated at approximately $25 million, and the highest year estimated at approximately $80 million. We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require modification to our environmental expenditures. (See “Business of Arizona Public Service Company — Environmental Matters — EPA Environmental Regulation — Regional Haze Rules” in Item 1 of the 2008 Form 10-K and “Environmental Matters — EPA Environmental Regulation — Mercury” in Part II, Item 5 below.)
     In early 2008, we announced and began implementing a cost reduction effort that included the elimination of approximately $200 million of capital expenditures for the years 2008 — 2012. These capital expenditure reductions are reflected in the estimates provided above. Due primarily to our reduced customer growth outlook as well as the deferral of upgrades and other capital projects, we have identified additional capital expenditure reductions of over $500 million at APS (net of the change in amounts collected for projected line extensions) over the years 2009 — 2011. These reductions are across all areas — distribution, generation, transmission and general plant, and are reflected in the estimates provided above. (See “Pinnacle West Consolidated — Factors Affecting Our Financial Outlook — Customer and Sales Growth” below for additional information on our growth outlook.)

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
     On April 22, 2009, the Pinnacle West Board of Directors declared a quarterly dividend of $0.525 per share of common stock, payable on June 1, 2009, to shareholders of record on May 1, 2009.
     Our primary sources of cash are dividends from APS, external debt and equity financings and cash distributions from our other subsidiaries. In addition, Pinnacle West expects to recognize approximately $100 million of cash tax benefits related to SunCor’s strategic asset sales which will not be realized until the asset sale transactions are completed. Approximately $80 million of these benefits were recorded in the first quarter of 2009 as reductions to income tax expense related to the current impairment charges. The additional $20 million of tax benefits were recorded as reductions in income tax expense related to the impairment charge recorded in the fourth quarter of 2008.
     An existing ACC order requires APS to maintain a common equity ratio of at least 40% and prohibits APS from paying common stock dividends if the payment would reduce its common equity below that threshold. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At March 31, 2009, APS’ common equity ratio, as defined, was approximately 49%.
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
     Pinnacle West (parent company) has a $283 million revolving credit facility that terminates in December 2010. The revolver is available to support the issuance of up to $250 million in commercial paper (see discussion above) or to be used as bank borrowings, including issuances of letters of credit of up to $94 million. At March 31, 2009, the parent company had outstanding $166 million of borrowings under its revolving credit facility and approximately $7 million of letters of credit. It also had no commercial paper outstanding at March 31, 2009. At March 31, 2009, the parent company had remaining capacity available under its revolver of approximately $110 million and had cash and investments of approximately $3 million.
     Pinnacle West sponsors a qualified defined benefit and account balance pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. IRS regulations require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of plan assets and our pension obligation. The assets in the plan are comprised of fixed-income, equity, real estate and short-term investments. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions. We contributed $35 million to our pension plan in 2008. At December 31, 2008, we estimated the minimum contribution to our pension plan to be approximately $36 million in 2009 and approximately $25 million in 2010. A recent change in IRS regulations allows alternative measurement dates to determine the interest rate used to value pension liabilities for funding purposes. As a result of this change, we now estimate our minimum pension contribution to be zero in both 2009 and 2010. The expected contribution to our other postretirement benefit plans in 2009 is estimated to be approximately $15 million. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 96% of both plans.
     See Note 5 for information regarding Pinnacle West’s approval from the ACC regarding a potential equity infusion into APS of up to $400 million. In addition, see Note 5 for details regarding terms of the proposed retail rate case settlement under which APS would have authorization to obtain additional equity infusions.
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
     On February 26, 2009, APS issued $500 million of 8.75% unsecured senior notes that mature on March 1, 2019. Net proceeds from the sale of the notes were used to repay short-term borrowings under two committed revolving lines of credit incurred to fund capital expenditures and for general corporate purposes.
     APS has two committed revolving credit facilities totaling $866 million, of which $377 million terminates in December 2010 and $489 million terminates in September 2011. The revolvers are available either to support the issuance of up to $250 million in commercial paper (see discussion above) or to be used for bank borrowings, including issuances of letters of credit up to $583 million. At March 31, 2009, APS had borrowings of approximately $236 million and no letters of credit under its revolving lines of credit. APS had no commercial paper outstanding at March 31, 2009. At March 31, 2009, APS had remaining capacity available under its revolvers of $630 million and had cash and investments of approximately $18 million.
     Other Financing Matters — See Note 5 for information regarding the PSA approved by the ACC. Although APS defers actual retail fuel and purchased power costs on a current basis, APS’ recovery of the deferrals from its ratepayers is subject to annual and, if necessary, periodic PSA adjustments.
     See Note 5 for information regarding an ACC order permitting Pinnacle West to infuse up to $400 million of equity into APS, on or before December 31, 2009, if Pinnacle West deems it appropriate to do so to strengthen or maintain APS’ financial integrity. In addition, see Note 5 for details regarding terms of the proposed retail rate case settlement under which APS would have authorization to obtain additional equity infusions.
     See Note 10 for information related to the change in our margin account.

     Other Subsidiaries
     SunCor - As a result of current and anticipated continuing distressed conditions in real estate and credit markets, SunCor, our real estate subsidiary, undertook and has now completed a review of its assets and strategies within its various markets. Based on the results of the review, on March 27, 2009, SunCor’s Board of Directors authorized a series of strategic transactions to dispose of SunCor’s homebuilding operations, master-planned communities, and golf courses in order to reduce SunCor’s outstanding debt. SunCor currently plans to retain selected Arizona assets, including land parcels and commercial assets associated with SunCor’s Hayden Ferry Lakeside project in Tempe, Arizona, and approximately 2,000 acres of commercial land associated with its Palm Valley project located west of Phoenix, Arizona. SunCor’s book value of the retained assets will be approximately $70 million.
     Management plans to dispose of the assets in 2009. As a result of this decision, we recorded pretax impairment charges in the first quarter of $202 million, or $123 million after taxes on a Pinnacle West consolidated basis. SunCor also recorded in the first quarter approximately $8 million of pretax severance and other charges relating to these actions. SunCor expects to reclassify most of the affected properties to discontinued operations beginning in the second quarter of 2009, as marketing of the assets commences and other criteria are met. Pinnacle West does not expect that any of the impairment charges will result in future cash expenditures, other than immaterial disposition costs.
     The SunCor Secured Revolver was recently extended for a twelve-month period to January 2010 and requires SunCor to reduce its outstanding borrowings by specified amounts over the term of the facility. As of March 31, 2009, approximately $108 million of borrowings were outstanding under the SunCor Secured Revolver and approximately $67 million of debt was outstanding under other SunCor credit facilities. SunCor intends to apply the proceeds of the asset sales described above to the accelerated repayment of the SunCor Secured Revolver and SunCor’s other outstanding debt, including several project loans totaling approximately $24 million which recently matured. The impairment charges discussed above and the maturity and non-payment of the project loans resulted in violations of certain covenants contained in the SunCor Secured Revolver and SunCor’s other credit facilities. If SunCor is unable to obtain waivers or similar relief from its lenders, which it is currently seeking, SunCor could be required to immediately repay its outstanding indebtedness under the SunCor Secured Revolver and its other credit facilities. Such debt acceleration would have a material adverse impact on SunCor’s business and its financial position. Neither Pinnacle West nor any of its other subsidiaries has guaranteed any SunCor indebtedness. A SunCor debt default would not result in a cross-default of any of the debt of Pinnacle West or any of its other subsidiaries. As a result, Pinnacle West does not believe that SunCor’s inability to obtain waivers or similar relief from SunCor’s lenders would have a material adverse impact on Pinnacle West’s cash flows or liquidity.
     El Dorado — El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments.
     APSES — APSES expects minimal capital expenditures over the next three years.
     Debt Provisions
     Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include debt to capitalization ratios. Certain of APS’ bank financing arrangements also include an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%. At March 31, 2009, the ratio was approximately 54% for Pinnacle West and 50% for APS. The provisions regarding interest coverage require minimum cash coverage of two times the interest requirements for APS. The interest coverage was approximately 4.4 times under APS’ bank financing agreements as of March 31, 2009. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.
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
     See Note 4 for further discussions of liquidity matters.
     Credit Ratings
     The ratings of securities of Pinnacle West and APS as of May 1, 2009 are shown below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase the cost of and limit access to capital. It may also require substantial additional collateral related to certain derivative instruments, natural gas transportation, fuel supply, and other energy-related contracts.

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
     APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2009, APS would have been required to assume approximately $174 million of debt and pay the equity participants approximately $162 million.
     SunCor has certain land development arrangements that are required to be consolidated under FIN 46R, “Consolidation of Variable Interest Entities.” The assets and non-controlling interests reflected on our Condensed Consolidated Balance Sheets related to these arrangements were approximately $29 million at March 31, 2009 and December 31, 2008.
     Guarantees and Letters of Credit
     We have issued parental guarantees and obtained letters of credit and surety bonds on behalf of some of our subsidiaries.
     Our parental guarantees for APS relate to commodity energy products. As required by Arizona law, Pinnacle West has also obtained a $10 million bond on behalf of APS in connection with the interim base rate surcharge approved by the ACC in December 2008. In addition, Pinnacle West has obtained approximately $8 million of surety bonds related to APS operations, of which approximately $7 million relates to self-insured workers’ compensation. Our credit support instruments enable APSES to offer energy-related products and services. Non-performance or non-payment under the original contract by our subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees on behalf of our subsidiaries. At March 31, 2009, we had no guarantees that were in default. Our guarantees have no recourse or collateral provisions to allow us to recover amounts paid under the guarantees. We generally agree to indemnification provisions related to liabilities arising from or related to certain of our agreements, with limited exceptions depending on the particular agreement. See Note 15 for additional information regarding guarantees and letters of credit.

Contractual Obligations
     Our future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2008 Form 10-K, with the exception of our long-term and short-term debt payments. See Note 4 for a discussion of APS’ recent long-term debt issuance and a list of payments due on total long-term debt and capitalized lease requirements.
CRITICAL ACCOUNTING POLICIES
     In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex and actual results could differ from those estimates. Our most critical accounting policies include the impacts of regulatory accounting, accounting for our pension and other postretirement benefits, derivative accounting, fair value measurements and real estate investment impairments. There have been no changes to our critical accounting policies since our 2008 Form 10-K. See “Critical Accounting Policies” in Item 7 of the 2008 Form 10-K for further details about our critical accounting policies.
OTHER ACCOUNTING MATTERS
     See Note 20 for a discussion of SFAS No. 157, “Fair Value Measurements,” which we adopted for our non-financial assets on January 1, 2009. This guidance was adopted for our financial assets on January 1, 2008.
     See Note 10 for a discussion of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133,” which we adopted January 1, 2009.
     We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” on January 1, 2009. This guidance provides accounting and reporting standards for noncontrolling interests in a consolidated subsidiary and clarifies that noncontrolling interests should be reported as equity on the consolidated financial statements. As a result of adopting this guidance, we have disclosed on the face of our financial statements the portion of equity and net income attributable to the noncontrolling interests in consolidated subsidiaries. Additionally, we reclassified $47 million of noncontrolling interests from Other Deferred Credits to Equity on the December 31, 2008 balance sheet. Prior year’s net income attributable to noncontrolling interests was not material to our income statement and was not reclassified. The adoption of this guidance modified our financial statements presentation, but did not have an impact on our financial statement results.
     In December 2008, the FASB issued FASB Staff Position No. FAS  132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This guidance requires enhanced employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for us on December 31, 2009. We do not expect it to have a material impact on our financial statements.
     In April 2009, the FASB issued various Staff Positions relating to fair value measurements and impairments. This guidance includes: FASB Staff Position No. FAS  157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FASB Staff Position Nos.  FAS 115-2 and FAS 124-2, “Recognition and

\

Presentation of Other-Than-Temporary Impairments”; and FASB Staff Position No. FAS  107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” These Staff Positions were effective for us on April 1, 2009. We do not expect them to have a material impact on our financial statements.
     Effective January 1, 2009, we adopted FASB Staff Position No. EITF  03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents as participating securities when computing earnings per share, pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.” Our awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore the adoption of this FSP did not have any impact on our financial statements.
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
     Rate Proceedings Our cash flows and profitability are affected by the rates APS may charge and the timely recovery of costs through those rates. APS’ retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC. APS’ capital expenditure requirements, which are discussed below under “Pinnacle West Consolidated - Liquidity and Capital Resources,” are substantial because of environmental compliance and controls, system reliability, and continuing, though slowed, customer growth in APS’ service territory. APS needs timely recovery through rates of its capital and operating expenditures to maintain adequate financial health. On March 24, 2008, APS filed a rate case with the ACC, which it updated on June 2, 2008, requesting, among other things, an increase in retail rates to help defray rising infrastructure costs, approval of an impact fee and approval of new conservation rates. On January 30, 2009, APS and the other parties to the rate case began settlement discussions, and on May 4, 2009 they filed a proposed settlement term sheet with the ACC. See Note 5 for details regarding this rate case, including the ACC’s approval of an interim base rate surcharge pending the outcome of the case and a discussion of the proposed settlement term sheet and related timeline.
     Fuel and Purchased Power Costs Fuel and purchased power costs included on our Condensed Consolidated Statements of Income are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, transmission availability or constraints, prevailing market prices, new generating plants being placed in service in our market areas, our hedging program for managing such costs and, since April 1, 2005, PSA deferrals and the amortization thereof. See Note 5 for information regarding the PSA. APS’ recovery of PSA deferrals from its ratepayers is subject to annual and, if necessary, periodic PSA adjustments.

     Customer and Sales Growth The customer and sales growth referred to in this paragraph apply to Native Load customers and sales to them. Customer growth in APS’ service territory for the three-month period ended March 31, 2009 was 0.8% compared with the prior-year period. Customer growth averaged 3% a year for the three years 2006 through 2008. We currently expect customer growth to average about 1% per year for 2009 through 2011 due to factors reflecting the economic conditions both nationally and in Arizona. For the three years 2006 through 2008, APS’ actual retail electricity sales in kilowatt-hours grew at an average annual rate of 2.9%; adjusted to exclude the effects of weather variations, such retail sales growth averaged 2.9% a year. We currently estimate that total retail electricity sales in kilowatt-hours will grow 1% on average per year during 2009 through 2011, excluding the effects of weather variations. We currently expect our retail sales growth in 2009 to be below average because of potential effects on customer usage from the economic conditions mentioned above and retail rate increases (see Note 5).
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
     Wholesale Market Our marketing and trading activities focus primarily on managing APS’ risks relating to fuel and purchased power costs in connection with its costs of serving Native Load customer demand. Our marketing and trading activities include, subject to specified parameters, marketing, hedging and trading in electricity and fuels. See “Formula Transmission Tariff” in Note 5 for information regarding APS’ recent approval by the FERC to implement a formula rate.
Other Factors Affecting Financial Results
     Operations and Maintenance Expenses Operations and maintenance expenses are impacted by growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, outages, higher-trending pension and other postretirement benefit costs and other factors. APS recently identified certain operations and maintenance expense reductions for 2009. See “2008 General Retail Rate Case — Summary of APS Request and Interim Rate Surcharge” in Note 5.
     Depreciation and Amortization Expenses Depreciation and amortization expenses are impacted by net additions to utility plant and other property (such as new generation, transmission, and distribution facilities), and changes in depreciation and amortization rates. See “Capital Expenditures” above for information regarding planned additions to our facilities.
     Property Taxes Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates. The average property tax rate for APS, which currently owns the majority of our property, was 7.8% of the assessed value for 2008 and 8.3% of the assessed value for 2007. We expect property taxes to increase as we add new utility plant (including new generation, transmission and distribution facilities) and as we improve our existing facilities. See “Capital Expenditures” above for information regarding planned additions to our facilities.
     Interest Expense Interest expense is affected by the amount of debt outstanding and the interest rates on that debt. (See Note 4.) The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, and internally generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop accruing capitalized interest on a project when it is placed in commercial operation.
     Climate Change Recent concern over climate change could have a significant impact on our capital expenditures and operating costs in the form of taxes, emissions allowances or required equipment upgrades. The timing and type of compliance measures and related costs are impacted by current and future regulatory and legislative actions, which we are closely monitoring. See “Climate Change” in Part II, Item 5 for more information regarding climate change initiatives.
     Retail Competition Although some very limited retail competition existed in Arizona in 1999 and 2000, there are currently no active retail electric service providers providing unbundled energy or other utility services to APS’ customers. We cannot predict when, and the extent to which, additional electric service providers will re-enter APS’ service territory.
     Subsidiaries SunCor’s net loss was approximately $26 million in 2008. SunCor’s net loss in 2008 included a $53 million (pre-tax) real estate impairment charge. In addition, see Note 21 for further discussion of impairment charges in the first quarter of 2009. These results reflect conditions in the real estate and credit markets. See “Liquidity and Capital Resources — Other Subsidiaries — SunCor” and Note 4 for a discussion of SunCor’s long-term debt, liquidity, and capital requirements.
     The historical results of SunCor, APSES and El Dorado are not indicative of future performance.
     General Our financial results may be affected by a number of broad factors. See “Forward-Looking Statements” below and “Risk Factors” in Item 1A of the 2008 Form 10-K for further information on such factors, which may cause our actual future results to differ from those we currently seek or anticipate.
Market Risks
     Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by our nuclear decommissioning trust fund.
     Interest Rate and Equity Risk
     We have exposure to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust fund (See Note 18). The nuclear decommissioning trust fund also has risks associated with the changing market value of its investments. Nuclear decommissioning costs are recovered in regulated electricity prices.

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
     The following tables show the net pretax changes in mark-to-market value of our derivative positions for the three months ended March 31, 2009 and 2008 (dollars in millions):

	Three Months Ended
	March 31,
	2009	2008
Mark-to-market of net positions at beginning of period	$(282)	$40
Recognized in earnings:
Change in mark-to-market gains (losses) for future period deliveries	(6)	13
Mark-to-market losses realized including ineffectiveness during the period	2	2
Decrease (increase) in regulatory asset	(40)	98
Recognized in OCI:
Change in mark-to-market gains (losses) for future period deliveries (a)	(139)	119
Mark-to-market (gains) losses realized during the period	25	(2)
Change in valuation techniques	—	—

Mark-to-market of net positions at end of period	$(440)	$270

(a)	The changes are primarily due to changes in forward natural gas prices.
     The table below shows the net fair value of maturities of our derivative contracts (dollars in millions) at March 31, 2009 by yearly maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting,” in Item 8 of our 2008 Form 10-K and Note 20 for more discussion of our valuation methods.

							Total
Source of Fair Value	2009	2010	2011	2012	2013	Years thereafter	Fair Value
Level 1 — Quoted prices in active markets	$(72)	$(12)	$—	$—	$—	$—	$(84)
Level 2 — Significant other observable inputs	(165)	(102)	(60)	(6)	—	—	(333)
Level 3 — Significant unobservable inputs	(8)	—	(2)	3	(4)	(12)	(23)

Total by maturity	$(245)	$(114)	$(62)	$(3)	$(4)	$(12)	$(440)

     The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008 (dollars in millions):

	March 31, 2009		December 31, 2008
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Earnings
Electricity	$2	$(2)	$2	$(2)
Natural gas	2	(2)	3	(3)
Regulatory asset (liability) or OCI (a)
Electricity	14	(14)	20	(20)
Natural gas	50	(50)	64	(64)

Total	$68	$(68)	$89	$(89)

(a)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged. To the extent the amounts are eligible for inclusion in the PSA, the amounts are recorded as either a regulatory asset or liability.
Credit Risk
     We are exposed to losses in the event of non-performance or non-payment by counterparties. See Note 1, “Derivative Accounting,” in Item 8 of our 2008 Form 10-K for a discussion of our credit valuation adjustment policy. See Note 10 for further discussion of credit risk.

ARIZONA PUBLIC SERVICE COMPANY — RESULTS OF OPERATIONS
Operating Results — Three-month period ended March 31, 2009 compared with three-month period ended March 31, 2008
     APS’ net loss for the three months ended March 31, 2009 was $15 million, compared with a net loss of $6 million for the comparable prior-year period. The major factors that increased (decreased) the net loss for the three-month comparison is summarized in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Interim retail rate increase effective January 1, 2009	$13	$8
Transmission rate increases which became effective in 2008 (including related retail rates)	6	4
Lower mark-to-market valuations of fuel and purchased power contracts related to changes in market prices, net of related PSA deferrals	(19)	(12)
Effects of milder weather on retail sales	(13)	(8)
Higher depreciation and amortization primarily due to increased utility plant in service	(4)	(2)
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances	(5)	(3)
Other miscellaneous items, net	1	4

Increase in net loss	$(21)	$(9)

Regulated Electricity Segment Revenues
     Electric operating revenues were $23 million lower for the three months ended March 31, 2009 compared with the prior-year period primarily because of:
•	a $22 million decrease in retail revenues due to the effects of weather;

•	a $22 million decrease in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see Note 5);

•	a $7 million decrease in retail revenues primarily related to lower average usage per customer, excluding weather effects;

•	a $19 million increase in retail revenues due to an interim rate increase effective January 2009 and transmission rate increases in 2008 (including related retail rates);

•	a $16 million increase in renewable energy surcharges, which had no earnings effect because of amortization of the same amount recorded as operations and maintenance expense; and

•	a $7 million net decrease due to miscellaneous factors.

ARIZONA PUBLIC SERVICE COMPANY — LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     The following table presents net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2009 and 2008 (dollars in millions):

	Three Months Ended
	March 31,
	2009	2008
Net cash flow provided by (used for) operating activities	$(43)	$266
Net cash flow used for investing activities	(178)	(240)
Net cash flow provided by (used for) financing activities	168	(70)
     The increase of approximately $309 million in net cash provided by operating activities is primarily due to increased collateral and margin cash provided as a result of changes in commodity prices.
     The decrease of approximately $62 million in net cash used for investing activities is primarily due to lower levels of capital expenditures (see table and discussion below).
     The increase of approximately $238 million in net cash provided by financing activities is primarily due to APS’ issuance of $500 million of unsecured senior notes. A portion of these proceeds were used to repay short-term borrowings.
Contractual Obligations
     APS’ future contractual obligations have not changed materially from the amounts disclosed in Part II, Item 7 of the 2008 Form 10-K, with the exception of long-term and short-term debt payments. See Note 4 for a discussion of APS’ recent long-term debt issuance and a list of payments due on total long-term debt and capitalized lease requirements.
FORWARD-LOOKING STATEMENTS
     This document contains forward-looking statements based on current expectations, and neither Pinnacle West nor APS assumes any obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “estimate,” “predict,” “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by Pinnacle West or APS. In addition to the Risk Factors described in Item 1A of the 2008 Form 10-K, these factors include, but are not limited to:
•	state and federal regulatory and legislative decisions and actions, including the outcome or timing of the pending rate case of APS;

•	increases in our capital expenditures and operating costs and our ability to achieve timely and adequate rate recovery of these increased costs;

•	our ability to reduce capital expenditures and other costs while maintaining reliability and customer service levels, and unexpected developments that would limit us from achieving all or some of our planned capital expenditure reductions;

•	volatile fuel and purchased power costs, including fluctuations in market prices for natural gas, coal, uranium and other fuels used in our generating facilities, availability of supplies of such commodities, and our ability to recover the costs of such commodities;

•	the outcome and resulting costs of regulatory, legislative and judicial proceedings, both current and future, including those related to environmental matters and climate change;

•	the availability of sufficient water supplies to operate our generation facilities, including as the result of drought conditions;

•	the potential for additional restructuring of the electric industry, including decisions impacting wholesale competition and the introduction of retail electric competition in Arizona;

•	regional, national and international economic and market conditions, including the strength of the real estate, credit and financial markets;

•	the potential adverse impact of current economic conditions on our results of operations;

•	the cost of debt and equity capital and access to capital markets;

•	changes in the market price of our common stock;

•	restrictions on dividends or other burdensome provisions in new or existing credit agreements;

•	our ability, or the ability of our subsidiaries, to meet debt service obligations;

•	current credit ratings remaining in effect for any given period of time;

•	the performance of the stock market and the changing interest rate environment, which affect the value of our nuclear decommissioning trust, pension, and other postretirement benefit plan assets, the amount of required contributions to Pinnacle West’s pension plan and contributions to APS’ nuclear decommissioning trust funds, as well as the reported costs of providing pension and other postretirement benefits and our ability to recover such costs;

•	volatile market liquidity, any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	changes in accounting principles generally accepted in the United States of America, the interpretation of those principles and the impact of the adoption of new accounting standards;

•	customer growth and energy usage;

•	weather variations affecting local and regional customer energy usage;

•	power plant performance and outages;

•	transmission outages and constraints;

•	the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;

•	risks inherent in the operation of nuclear facilities, such as environmental, regulatory, health and financial risks, risk of terrorist attack, planned and unplanned outages, and unfunded decommissioning costs;

•	the ability of our power plant participants to meet contractual or other obligations;

•	technological developments in the electric industry;

•	the results of litigation and other proceedings resulting from the California and Pacific Northwest energy situations;

•	the performance of Pinnacle West’s subsidiaries and any resulting effects on its cash flow;

•	the strength of the real estate and credit markets and economic and other conditions affecting the real estate and credit markets in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond the control of Pinnacle West and APS.
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
     Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.
     APS’ management, with the participation of APS’ Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’ disclosure controls and procedures as of March 31, 2009. Based on that evaluation, APS’ Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’ disclosure controls and procedures were effective.
     (b) Changes in Internal Control Over Financial Reporting
     The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
     No change in Pinnacle West’s or APS’ internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’ internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     See Note 12 in regard to pending or threatened litigation or other disputes.
Item 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2008 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of APS and Pinnacle West. The risks described in the 2008 Form 10-K are not the only risks facing APS and Pinnacle West. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of APS and Pinnacle West.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     The following table contains information about our purchases of our common stock during the first quarter of 2009.

			Total Number
			of Shares
	Total		Purchased as	Maximum Number
	Number	Average	Part of Publicly	of Shares that May
	of Shares	Price	Announced	Yet Be Purchased
	Purchased	Paid per	Plans or	Under the Plans or
Period	(1)	Share	Programs	Programs
January 1 — January 31, 2009	66,138	$32.32	—	—
February 1 — February 28, 2009	—	—	—	—
March 1 — March 31, 2009	—	—	—	—

Total	66,138	$32.32	—	—

(1)	Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of restricted stock.
Item 5. OTHER INFORMATION
Construction and Financing Programs
     See “Liquidity and Capital Resources” in Part I, Item 2 of this report for a discussion of construction and financing programs of the Company and its subsidiaries.
Regulatory Matters
     See Note 5 for a discussion of regulatory developments.

NRC Inspection
     As more fully described under “Business of Arizona Public Service Company — Nuclear Generating Facility — NRC Inspection” in Item 1 of the 2008 Form 10-K, Palo Verde has been subject to a heightened level of oversight by the NRC. On March 24, 2009, the NRC informed APS that it is removing Palo Verde Unit 3 from the “multiple/repetitive degraded cornerstone” column of the NRC’s Action Matrix (“Column 4”), removing Units 1 and 2 from the “one degraded cornerstone” column (“Column 3”), and returning all three units of the plant to routine inspection and oversight by the NRC. This notification follows the NRC’s completion of its inspections of the corrective actions taken by Palo Verde to address performance deficiencies that caused the NRC to place Unit 3 into Column 4 and Units 1 and 2 into Column 3. The NRC has closed the confirmatory action letter that outlined the performance deficiencies and associated corrective actions.
Environmental Matters
     Superfund
     See “Superfund” in Note 12 for a discussion of a Superfund site.
     EPA Environmental Regulation
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
     In November 2006, ADEQ submitted a SIP to the EPA to implement the CAMR. ADEQ’s SIP generally incorporates the EPA’s model cap-and-trade program, but it includes additional requirements, including the requirement to meet a 90% mercury removal control level or 0.0087 lbs/GWh, whichever is greater; the requirement to obtain mercury allowances at a 2:1 ratio for any emissions that fall below the specified control level; and the requirement, beginning in 2013, to consider clean coal technologies as part of permitting any new generation.
     On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the CAMR and the EPA rule that allowed for the creation of the CAMR, and on March 14, 2008, the court issued the mandate to vacate these rules. On May 20, 2008, the D.C. Circuit denied the EPA’s request to reconsider its decision. On October 17, 2008, the U.S. Solicitor General, on behalf of the EPA, petitioned the Supreme Court for a writ of certiorari to review the judgment of the D.C. Circuit Court of Appeals’ vacatur of the CAMR. In filing the petition, the U.S. contended, among other things, that the Court of Appeals’ decision “effectively divests EPA of the discretion that Congress conferred on the agency to consider alternative regulatory approaches to combating air pollution from power plants.” On February 23, 2009, the Supreme Court denied EPA’s petition for certiorari. As a result, the law in effect prior to the adoption of the CAMR becomes the applicable law, and requires the EPA to develop an emission limit for mercury that represents the maximum achievable control technology. It is expected to take the EPA several years to establish its standard, followed by a period of several years during which existing plants would implement any controls needed to comply with such standard.
     The court’s ruling also invalidates CAMR-based portions of ADEQ’s mercury rule (the trading provisions of the rule), although the state-only emission limits remain in effect. On July 25, 2008, the

Arizona Utilities Group (comprised of APS, Arizona Electric Power Cooperative, Salt River Project, Tucson Electric Power Company, and Tri-State Generation and Transmission Association) filed with ADEQ a Petition for Reconsideration and Repeal of the state mercury rule. The petition asserts that ADEQ does not have statutory authority to administer and enforce the state mercury rule, in light of the vacatur of the CAMR and the requirement that EPA promulgate a Maximum Achievable Control Technology (“MACT”) standard. ADEQ granted the petition in part and agreed to begin rulemaking efforts to repeal those portions of ADEQ’s mercury rule that are no longer valid in light of the vacatur of the federal CAMR. However, ADEQ denied the petition with respect to certain compliance deadlines, meaning that APS and others would have to comply with the 90% mercury removal or 0.0087 lbs/GWh levels discussed above by 2013. However, on February 17, 2009, APS signed a consent order with ADEQ under which APS will strive to achieve 50% mercury removal commencing in 2011 and will fully comply with the ADEQ mercury rule by 2016, rather than by 2013 as the rule currently prescribes.
     While we continue to monitor this matter, we cannot predict the scope, timing or impact of any alternate rules that may be enacted to address mercury emissions.
     We have installed, and continue to install, certain of the equipment necessary to meet the anticipated mercury standards. However, due to the U.S. Court of Appeals decision described above, we will monitor the type and timing of any necessary equipment installation. The estimated costs expected to be incurred over the next three years for such equipment are included in our environmental expenditure estimates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Capital Expenditures” in Part I, Item 2).
     Four Corners FIP On April 30, 2007, the EPA adopted a source specific FIP to set air quality standards at Four Corners. The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed. The FIP also includes a requirement to maintain and enhance dust suppression methods. On July 2, 2007, APS filed a petition for review in the United States District Court of Appeals for the Tenth Circuit seeking revisions to the FIP to clarify certain requirements and allow operational flexibility. The Sierra Club intervened in this action. On July 6, 2007, the Sierra Club and other parties filed a petition for review with the same court challenging the FIP’s compliance with the Clean Air Act and we have intervened in their action. In our lawsuit, we challenge two key provisions of the FIP: a 20% opacity limit on certain fugitive dust emissions, and a 20% stack opacity limit on Units 4 and 5. During 2008, the EPA voluntarily moved to vacate the fugitive dust provisions of the FIP, and on April 14, 2009, the court granted EPA’s motion. The court also rejected the Sierra Club’s challenges to the FIP and ruled in favor of the 20% stack opacity limit. We do not believe that compliance with this limit will have a material adverse impact on our financial position, results of operations or cash flows.
     Section 114 Request On April 6, 2009, APS received a request from the EPA under Section 114 of the Clean Air Act seeking detailed information regarding projects at and operations of Four Corners. We are in the process of responding to this request and are currently unable to predict the timing or content of EPA’s response or any resulting actions.
     Climate Change
     Legislative and Regulatory Initiatives. In the past several years, the United States Congress has considered bills that would regulate domestic greenhouse gas emissions, but such bills have not yet received sufficient Congressional approval to become law; however, there is growing consensus that some form of regulation or legislation is likely to occur in the near future at the federal level with respect to greenhouse gas emissions. The economic and operational impact of any such legislation on the Company depends on a variety of factors, none of which can be fully known until such legislation passes and the specifics of the resulting program are established. These factors include the terms of the legislation with regard to allowed emissions; whether the permitted emissions will be allocated or auctioned; the cost to reduce emissions or buy them in the marketplace; and the availability of offsets and mitigating factors to moderate the costs of compliance.
     In 2007, the United States Supreme Court ruled that greenhouse gases fit within the Clean Air Act’s broad definition of “air pollutant” and, as a result, the EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act. The EPA was charged with determining whether greenhouse gas emissions “endanger the public health and welfare of current and future generations.” On April 17, 2009, the EPA issued a proposed finding that such emissions do endanger the public. While the Supreme Court decision applies only to emissions from new motor vehicles, the EPA’s determination will likely impact other Clean Air Act programs as well, and could potentially result in new regulatory requirements for our power plants. The EPA’s proposal is subject to public review and comment for sixty days from April 24, 2009, the date it was published in the Federal Register. In addition, the EPA has drafted a proposed greenhouse gas reporting rule, which is currently available for public review and comment. This proposed rule, expected to be finalized by mid-2009, is in anticipation of future regulation of greenhouse gases under the Clean Air Act and applies to direct greenhouse gas emissions from facilities such as our power plants.
     In addition to federal legislative initiatives, state specific initiatives may also impact our business. While Arizona has not yet enacted any state specific legislation regarding greenhouse gas emissions, AB 32 is a California statute mandating the reduction of greenhouse gas emissions to 1990 levels by 2020. In December 2008, the California Air Resources Board issued a final scoping plan, which is intended to form the basis of rules required under AB 32. On January 1, 2012, the regulations based on the 2009 scoping plan will become effective. We are monitoring this and other state legislative developments to evaluate whether, and the extent to which, any resulting statutes or rules in California or other states may affect our business, including our sales into the impacted states or the ability of our out-of-state power plant participants to meet their obligations.
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
     Regional Initiative. In 2007, six western states (Arizona, California, New Mexico, Oregon, Utah and Washington) and two Canadian provinces (British Columbia and Manitoba) entered into an accord, the Western Climate Initiative (the “Initiative”), to reduce greenhouse gas emissions from automobiles and certain industries, including utilities. Montana, Quebec and Ontario have also joined the Initiative. In August 2007, the Initiative participants set a goal of reducing greenhouse gas emissions 15% below 2005 levels by 2020. Since May 2008, several draft documents have been issued for public comment. We are reviewing the recommendations and requirements in these documents, which currently provide only a general framework for the proposed program. Over the next year, the Initiative participants intend to develop detailed proposed rules to more fully establish and define the program. Since details are not yet available, such as the number of allowances each source may receive, we are unable to quantify the potential financial and operational impacts on our business should Arizona adopt and implement rules based on the Initiative’s proposed rules. In addition, we believe that in Arizona, the implementation of any such program and rules would require legislative action. As a result, while we continue to monitor the progress and impact of the Initiative, at the present time we cannot predict what detailed form it will ultimately take, whether it will be implemented or, if it is implemented, what impact it will have on our operations.
     Company Response to Climate Change Initiatives. We have undertaken a number of initiatives to address emission concerns, including renewable energy procurement and development, promotion of programs and rates related to energy conservation, renewable energy use and energy efficiency, and implementation of an active technology innovation effort to evaluate potential emerging new technologies. APS currently has a diverse portfolio of renewable resources including wind, geothermal, solar and biomass and we are focused on increasing the percentage of our energy that is produced by renewable resources. (See “Portfolio Resources — Alternative Generation Sources” in Part I, Item 1 of the 2008 Form 10-K.) In January 2009, we submitted a Resource Plan Report to the ACC proposing our future plans for additional diverse resources. See “Portfolio Resources — Resource Plan” in Part I, Item 1 of the 2008 Form 10-K for information regarding the Resource Plan Report, which was designed, in part, to increase Arizona’s commitment to non-fossil resources.
     In addition, we are currently developing a Climate Management Report to comply with an ACC order that directed APS to undertake a climate management plan, carbon emission reduction study and commitment and action plan with public input and ACC review. We expect to complete the report in the second quarter of 2009.
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

Item 6. EXHIBITS
     (a) Exhibits

Exhibit No.	Registrant(s)	Description
10.1	Pinnacle West APS	Career Recognition Award Agreement dated April 14, 2009 between Pinnacle West Capital Corporation and William J. Post

10.2	APS	Description of 2009 Palo Verde Specific Compensation Opportunity for Randall K. Edington

10.3	Pinnacle West APS	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West APS	Proposed Settlement Framework Term Sheet filed with the Arizona Corporation Commission on May 4, 2009

     In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

			Previously Filed as	Date
Exhibit No.	Registrant(s)	Description	Exhibit[1]	Filed
3.1	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-7-08

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of January 21, 2009	3.2 to Pinnacle West/APS December 31, 2008 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-20-09

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File Nos. 1-8962 and 1-4473	2-20-09

10.4	Pinnacle West APS	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.6 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-7-08

[1]	Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)

Dated: May 5, 2009	By:	/s/ James R. Hatfield

James R. Hatfield Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY (Registrant)

Dated: May 5, 2009	By:	/s/ James R. Hatfield

James R. Hatfield Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)