Form 10-Q
period 2009-06-30
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2009-08-04
CIK 7286, 764622

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____

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

PINNACLE WEST CAPITAL CORPORATION
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
ARIZONA PUBLIC SERVICE COMPANY
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☑
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 29, 2009: 101,200,552
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 29, 2009: 71,264,947

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
kWh — kilowatt-hour, one thousand watts per hour
MMBTU — one million British thermal units
Moody’s — Moody’s Investors Service, Inc.
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
Pinnacle West — Pinnacle West Capital Corporation, the Company

Pinnacle West Marketing & Trading — Pinnacle West Marketing & Trading Co., LLC, a subsidiary of the Company
Price Anderson Act — Price Anderson Nuclear Industries Indemnity Act
PRP — potentially responsible parties under Superfund
PSA — power supply adjustor approved by the ACC to provide for recovery or refund of variations in actual fuel and purchased power costs compared with the Base Fuel Rate
Salt River Project — Salt River Project Agricultural Improvement and Power District
SEC — United States Securities and Exchange Commission
Settlement Agreement — Settlement Agreement dated June 12, 2009 between APS and other parties to its general retail rate case
SFAS — Statement of Financial Accounting Standards
Standard & Poor’s — Standard & Poor’s Ratings Services
SunCor — SunCor Development Company, a subsidiary of the Company
SunCor Secured Revolver — SunCor’s principal loan facility
Superfund — Comprehensive Environmental Response, Compensation and Liability Act
2008 Form 10-K — Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2008
VIE — variable-interest entity

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2009	2008
OPERATING REVENUES
Regulated electricity segment	$812,510	$829,478
Real estate segment	16,763	23,365
Marketing and trading	—	22,508
Other revenues	10,782	9,162

Total	840,055	884,513

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	291,699	327,561
Real estate segment operations	23,693	30,594
Real estate impairment charge (Note 21)	632	—
Marketing and trading fuel and purchased power	—	18,687
Operations and maintenance	226,245	193,700
Depreciation and amortization	100,063	97,770
Taxes other than income taxes	32,887	33,251
Other expenses	7,733	6,822

Total	682,952	708,385

OPERATING INCOME	157,103	176,128

OTHER
Allowance for equity funds used during construction	4,730	5,414
Other income (Note 14)	6,587	3,928
Other expense (Note 14)	(4,187)	(10,055)

Total	7,130	(713)

INTEREST EXPENSE
Interest charges	58,951	51,521
Capitalized interest	(3,311)	(4,938)

Total	55,640	46,583

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	108,593	128,832
INCOME TAXES	37,600	16,025

INCOME FROM CONTINUING OPERATIONS	70,993	112,807
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $(1,811) and $13,660 (Note 17)	(2,798)	21,055

NET INCOME	68,195	133,862
Less: Net loss attributable to noncontrolling interests	(152)	—

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$68,347	$133,862

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	101,109	100,653
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	101,193	100,917

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$0.70	$1.12
Net income attributable to common shareholders — basic	0.68	1.33
Income from continuing operations attributable to common shareholders — diluted	0.70	1.12
Net income attributable to common shareholders — diluted	0.68	1.33
DIVIDENDS DECLARED PER SHARE	$0.525	$0.525

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$71,145	$112,807
Discontinued operations, net of tax	(2,798)	21,055

Net income attributable to common shareholders	$68,347	$133,862

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2009	2008
OPERATING REVENUES
Regulated electricity segment	$1,415,088	$1,452,279
Real estate segment	35,129	49,631
Marketing and trading	—	52,960
Other revenues	19,231	17,899

Total	1,469,448	1,572,769

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	539,087	596,939
Real estate segment operations	53,974	61,551
Real estate impairment charge (Note 21)	211,938	—
Marketing and trading fuel and purchased power	—	42,673
Operations and maintenance	433,776	386,723
Depreciation and amortization	199,984	193,364
Taxes other than income taxes	67,015	66,403
Other expenses	14,200	12,760

Total	1,519,974	1,360,413

OPERATING INCOME (LOSS)	(50,526)	212,356

OTHER
Allowance for equity funds used during construction	9,722	11,538
Other income (Note 14)	3,568	7,767
Other expense (Note 14)	(10,529)	(14,951)

Total	2,761	4,354

INTEREST EXPENSE
Interest charges	114,757	106,223
Capitalized interest	(7,145)	(10,617)

Total	107,612	95,606

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(155,377)	121,104
INCOME TAXES	(58,574)	14,484

INCOME (LOSS) FROM CONTINUING OPERATIONS	(96,803)	106,620
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $(3,703) and $14,763 (Note 17)	(5,722)	22,769

NET INCOME (LOSS)	(102,525)	129,389
Less: Net loss attributable to noncontrolling interests	(14,362)	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(88,163)	$129,389

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	101,048	100,587
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	101,048	100,856

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income (loss) from continuing operations attributable to common shareholders — basic	$(0.82)	$1.06
Net income (loss) attributable to common shareholders — basic	(0.87)	1.29
Income (loss) from continuing operations attributable to common shareholders — diluted	(0.82)	1.06
Net income (loss) attributable to common shareholders — diluted	(0.87)	1.28
DIVIDENDS DECLARED PER SHARE	$1.05	$1.05

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income (loss) from continuing operations, net of tax	$(82,441)	$106,620
Discontinued operations, net of tax	(5,722)	22,769

Net income (loss) attributable to common shareholders	$(88,163)	$129,389

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,595	$105,245
Trust fund for bond redemption (Note 4)	163,975	—
Customer and other receivables	261,630	292,682
Accrued utility revenues	144,398	100,089
Allowance for doubtful accounts	(2,860)	(3,383)
Materials and supplies (at average cost)	184,043	173,252
Fossil fuel (at average cost)	40,589	29,752
Deferred income taxes	101,356	79,729
Income tax receivable (Note 8)	165,353	—
Home inventory (Note 21)	12,910	50,688
Assets held for sale (Note 17)	28,863	—
Assets from risk management and trading activities (Note 10)	43,652	32,581
Other current assets	23,318	21,847

Total current assets	1,184,822	882,482

INVESTMENTS AND OTHER ASSETS
Real estate investments — net (Note 21)	199,470	415,296
Assets from long-term risk management and trading activities (Note 10)	24,720	33,675
Nuclear decommissioning trust (Note 18)	363,221	343,052
Other assets	99,544	117,935

Total investments and other assets	686,955	909,958

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	12,557,986	12,264,805
Less accumulated depreciation and amortization	4,234,290	4,141,546

Net	8,323,696	8,123,259
Construction work in progress	481,759	572,354
Intangible assets, net of accumulated amortization	140,411	131,722
Nuclear fuel, net of accumulated amortization	138,163	89,323

Total property, plant and equipment	9,084,029	8,916,658

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset (Note 5)	—	7,984
Other regulatory assets	790,609	787,506
Other deferred debits	116,421	115,505

Total deferred debits	907,030	910,995

TOTAL ASSETS	$11,862,836	$11,620,093

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2009	2008
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$202,011	$261,029
Accrued taxes	105,397	109,798
Accrued interest	54,730	40,741
Short-term borrowings	390,498	670,469
Current maturities of long-term debt (Note 4)	331,128	177,646
Customer deposits	76,785	78,745
Liabilities from risk management and trading activities (Note 10)	53,038	69,585
Other current liabilities	82,430	97,915

Total current liabilities	1,296,017	1,505,928

LONG-TERM DEBT LESS CURRENT MATURITIES (NOTE 4)	3,528,987	3,031,603

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,475,278	1,403,318
Deferred fuel and purchased power regulatory liability (Note 5)	71,323	—
Other regulatory liabilities	622,411	587,586
Liability for asset retirements	285,247	275,970
Liabilities for pension and other postretirement benefits (Note 6)	713,445	675,788
Liabilities from risk management and trading activities (Note 10)	109,711	126,532
Other	524,444	520,000

Total deferred credits and other	3,801,859	3,589,194

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 11)
Common stock, no par value	2,147,022	2,151,323
Treasury stock	(4,400)	(2,854)

Total common stock	2,142,622	2,148,469

Retained earnings	1,248,086	1,444,208

Accumulated other comprehensive loss:
Pension and other postretirement benefits	(48,530)	(47,547)
Derivative instruments	(135,373)	(99,151)

Total accumulated other comprehensive loss	(183,903)	(146,698)

Total Pinnacle West shareholders’ equity	3,206,805	3,445,979

Noncontrolling real estate interests	29,168	47,389

Total equity	3,235,973	3,493,368

TOTAL LIABILITIES AND EQUITY	$11,862,836	$11,620,093

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(102,525)	$129,389
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	218,939	209,355
Deferred fuel and purchased power	13,144	(25,867)
Deferred fuel and purchased power amortization	66,163	114,265
Allowance for equity funds used during construction	(9,722)	(11,538)
Real estate impairment charge	222,055	—
Deferred income taxes	77,588	154,249
Change in mark-to-market valuations	(401)	(29,369)
Changes in current assets and liabilities:
Customer and other receivables	37,447	23,165
Accrued utility revenues	(44,309)	(60,492)
Materials, supplies and fossil fuel	(21,628)	(3,988)
Other current assets	(1,432)	22,531
Accounts payable	(49,711)	(399)
Accrued taxes	(169,754)	(23,337)
Other current liabilities	(7,977)	(1,036)
Expenditures for real estate investments	(1,560)	(15,614)
Other changes in real estate assets	7,135	6,357
Change in margin and collateral accounts — assets	(2,457)	251,299
Change in margin and collateral accounts — liabilities	(91,856)	6,275
Change in unrecognized tax benefits	14,386	(115,337)
Change in other long-term assets	(8,025)	9,088
Change in other long-term liabilities	46,898	39,840

Net cash flow provided by operating activities	192,398	678,836

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(393,682)	(477,269)
Contributions in aid of construction	33,371	22,970
Capitalized interest	(7,145)	(10,617)
Proceeds from nuclear decommissioning trust sales	244,858	188,311
Investment in nuclear decommissioning trust	(255,754)	(198,682)
Proceeds from sale of commercial real estate investments	—	94,171
Trust fund for bond redemption	(163,975)	—
Other	990	1,977

Net cash flow used for investing activities	(541,337)	(379,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	840,630	63,127
Repayment and reacquisition of long-term debt	(195,767)	(147,467)
Short-term borrowings and payments — net	(279,971)	(74,210)
Dividends paid on common stock	(102,439)	(105,592)
Common stock equity issuance	1,707	5,562
Other	(2,871)	(890)

Net cash flow provided by (used for) financing activities	261,289	(259,470)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,650)	40,227

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,245	56,321

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,595	$96,548

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$17,602	$10,809
Interest, net of amounts capitalized	$90,847	$93,734
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Consolidation and Nature of Operations
The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, SunCor, APSES, El Dorado and Pinnacle West Marketing & Trading. By the end of 2008, substantially all of Pinnacle West Marketing & Trading’s contracts were transferred to APS or expired. Intercompany accounts and transactions between the consolidated companies have been eliminated. Our accounting records are maintained in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In preparing the accompanying unaudited condensed consolidated financial statements, we have evaluated subsequent events that have occurred after June 30, 2009 through the date the financial statements were issued on August 4, 2009.
2. Condensed Consolidated Financial Statements
Our unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in our 2008 Form 10-K. These condensed consolidated financial statements and notes have been prepared consistently with the 2008 Form 10-K with the exception of the reclassification of certain prior-year amounts on our Condensed Consolidated Statement of Income and Condensed Consolidated Balance Sheets in accordance with SFAS No. 160 (see Note 19) and SFAS No. 144 (see Note 17).
We have presented certain line items in more detail in the Condensed Consolidated Statement of Cash Flows than was presented in the prior year. The prior year amounts were reclassified to conform to the current year presentation. Customer and other receivables and accrued utility revenues are presented as separate line items instead of the previously reported single line item of customer and other receivables. Accrued taxes and other current liabilities are presented as separate line items instead of the previously reported single line item of other current liabilities. The change in collateral and margin account — liabilities and the change in other long-term liabilities are presented separately instead of the previously reported single line item of other long-term liabilities. These reclassifications had no impact on total net cash flow provided by operating activities.
3. Quarterly Fluctuations
Weather conditions cause significant seasonal fluctuations in our revenues. In addition, real estate activities, such as the real estate impairment charges recorded in the first half of 2009 (see Note 21), can have significant impacts on our results for interim periods. For these reasons, results for interim periods do not necessarily represent results expected for the year.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Liquidity Matters
The following table shows principal payments due on Pinnacle West’s and APS’ total long-term debt and capitalized lease requirements as of June 30, 2009 (dollars in millions):

	Consolidated
Year	Pinnacle West	APS
2009	$211	$164
2010	316	197
2011	578	401
2012	446	446
2013	34	32
Thereafter	2,283	2,283

Total	$3,868	$3,523

The credit and liquidity markets experienced significant stress beginning the week of September 15, 2008. While Pinnacle West’s and APS’ ability to issue commercial paper has been negatively impacted by market conditions, they have both been able to access existing credit facilities, ensuring adequate liquidity.
Pinnacle West (parent company) has a $283 million revolving credit facility that terminates in December 2010. The revolver is available to support the issuance of up to $250 million in commercial paper or to be used as bank borrowings, including issuances of letters of credit of up to $94 million. At June 30, 2009, the parent company had outstanding $177 million of borrowings under its revolving credit facility and no letters of credit. It also had no commercial paper outstanding at June 30, 2009. At June 30, 2009, the parent company had remaining capacity available under its revolver of approximately $106 million.
On February 26, 2009, APS issued $500 million of 8.75% unsecured senior notes that mature on March 1, 2019. Net proceeds from the sale of the notes were used to repay short-term borrowings under two committed revolving lines of credit incurred to fund capital expenditures and for general corporate purposes.
During the second quarter of 2009, APS refinanced approximately $343 million of its $539 million variable rate pollution control bonds. As a result of these refinancings, which are described in the following three paragraphs, APS no longer has any outstanding debt securities in auction rate mode.
On May 28, 2009, the Navajo County, Arizona Pollution Control Corporation issued approximately $166 million of Navajo County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A-E, due 2034. The bonds were issued to redeem all of approximately $166 million of the Navajo County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds 2004 Series A-E, due 2034. The 2009 Series A-E bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and the Navajo County, Arizona Pollution Control Corporation. We will be required to purchase the bonds at the applicable interest reset date and have the opportunity to remarket the bonds at that time. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.
Also on May 28, 2009, the Coconino County, Arizona Pollution Control Corporation issued approximately $13 million of 5.50% Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A, due 2034. The bonds were issued to redeem all of approximately $13 million of the Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds 2004 Series A, due 2034. The 2009 Series A bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and the Coconino County, Arizona Pollution Control Corporation. We will be required to purchase the bonds at the interest reset date and have the opportunity to remarket the bonds at that time. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On June 26, 2009, the Maricopa County, Arizona Pollution Control Corporation issued approximately $164 million of Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A-E, due 2029. The bonds were issued to redeem all of approximately $164 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds 2005 Series A-E, due 2029. The 2009 Series A-E bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Maricopa County, Arizona Pollution Control Corporation. We will be required to purchase the bonds at the applicable interest reset date and have the opportunity to remarket the bonds at that time. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.
Approximately $164 million of the Maricopa 2005 Series A-E bonds, which were redeemed in July 2009, are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets. Approximately $164 million was also held in a restricted trust until redemption and is classified as “Trust fund for bond redemption” on the Condensed Consolidated Balance Sheets.
The following table provides details related to the pollution control bonds described above:

	Navajo County, AZ	Coconino County, AZ	Maricopa County, AZ
	Pollution Control	Pollution Control	Pollution Control
Issuer	Corporation	Corporation	Corporation

Issuance Date	May 28, 2009	May 28, 2009	June 26, 2009

Bond series details (series, interest rate, amount, reset date)	Series A — 5.00% $38 million June 1, 2012	Series A — 5.5% $13 million, June 1, 2014	Series A — 6.00% $36 million May 1, 2014

	Series B — 5.50% $32 million June 1, 2014		Series B — 5.50% $32 million May 1, 2012

	Series C — 5.50% $32 million, June 1, 2014		Series C — 5.75% $32 million May 1, 2013

	Series D — 5.75% $32 million, June 1, 2016		Series D — 6.00% $32 million May 1, 2014

	Series E — 5.75%, $32 million, June 1, 2016		Series E — 6.00% $32 million May 1, 2014

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APS has two committed revolving credit facilities totaling $866 million, of which $377 million terminates in December 2010 and $489 million terminates in September 2011. The revolvers are available either to support the issuance of up to $250 million in commercial paper (see discussion above) or to be used for bank borrowings, including issuances of letters of credit up to $583 million. At June 30, 2009, APS had borrowings of approximately $209 million and no letters of credit under its revolving lines of credit. At June 30, 2009, APS had remaining capacity available under its revolvers of $657 million.
An existing ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At June 30, 2009, APS’ common equity ratio, as defined, was 48%. Its total common equity was approximately $3.3 billion, and total capitalization was approximately $6.8 billion. APS would be prohibited from paying dividends if the payment would reduce its common equity below approximately $2.7 billion, assuming APS’ total capitalization remains the same. This restriction does not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.
The SunCor Secured Revolver matures in January 2010 and requires SunCor to reduce its outstanding borrowings by specified amounts over the term of the facility. As of June 30, 2009, approximately $108 million of borrowings were outstanding under the SunCor Secured Revolver and approximately $67 million of debt was outstanding under other SunCor credit facilities. SunCor intends to apply the proceeds of planned asset sales (see Note 21) to the repayment of the SunCor Secured Revolver and SunCor’s other outstanding debt. The impairment charges discussed in Note 21 and the maturity and non-payment of approximately $7 million of project loans resulted in violations of certain covenants contained in the SunCor Secured Revolver and SunCor’s other credit facilities. SunCor has obtained a forbearance agreement from the SunCor Secured Revolver lenders under which those lenders have agreed not to enforce any of their remedies under the SunCor Secured Revolver until August 15, 2009. SunCor remains in discussions with these lenders to modify the SunCor Secured Revolver to resolve the covenant defaults and extend the principal repayment provisions in a manner that more closely corresponds to SunCor’s planned asset sales. SunCor also is seeking extensions, waivers or similar relief from its other lenders and, while doing so, continues to make current interest payments to its lenders. If SunCor is unable to obtain additional extensions, waivers or similar relief from its lenders, SunCor could be required to immediately repay its outstanding indebtedness under the SunCor Secured Revolver and its other credit facilities. Such debt acceleration would have a material adverse impact on SunCor’s business and its financial position. Neither Pinnacle West nor any of its other subsidiaries has guaranteed any SunCor indebtedness. A SunCor debt default would not result in a cross-default of any of the debt of Pinnacle West or any of its other subsidiaries. As a result, Pinnacle West does not believe that SunCor’s inability to obtain waivers or similar relief from SunCor’s lenders would have a material adverse impact on Pinnacle West’s cash flows or liquidity.
As of June 30, 2009, SunCor could not transfer any cash dividends to Pinnacle West as a result of the covenants mentioned above. The restriction does not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.

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
Proposed Settlement Agreement — APS and other parties to the rate case began settlement discussions on January 30, 2009 and, on June 12, 2009, they entered into an agreement (the “Settlement Agreement”) detailing the terms upon which the parties have agreed to settle the rate case. The Settlement Agreement is conditioned upon approval of the ACC. Testimony filings were made by APS and other parties to the case in July and additional testimony will be filed in early August. The ACC has scheduled an evidentiary hearing on the matter commencing on August 19, 2009.
The Settlement Agreement includes a net retail rate increase of $207.5 million, which represents a base rate increase of $344.7 million less the reclassification of $137.2 million of fuel and purchased power revenues from the existing PSA to base rates.
The parties also agreed to a rate case filing plan in which APS is prohibited from filing its next two general rate cases until on or after June 1, 2011 and June 1, 2013, respectively, unless certain extraordinary events occur. Subject to the foregoing, APS may not request its next general retail rate increase to be effective prior to July 1, 2012. In addition, the parties will use good faith efforts to process these subsequent rate cases within twelve months of sufficiency findings from the ACC staff, which generally occur within 30 days after the filing of a rate case.
Other key provisions of the Settlement Agreement include the following:
•	A non-fuel base rate increase in annual pretax revenues of $196.3 million, which would replace the $65.2 million interim base rate surcharge described above;
•	A net increase in annual pretax revenues of $11.2 million for fuel and purchased power costs reflected in base rates that would not otherwise have been recoverable under the PSA;
•	A Base Fuel Rate of $0.0376 per kWh (compared to the current Base Fuel Rate of $0.0325 per kWh);

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•	Revenue accounting treatment for line extension payments received for new or upgraded service from January 1, 2010 through year end 2012 (or until new rates are established in APS’ next general rate case, if that is before the end of 2012), resulting in present estimates of increased revenues of $23 million, $25 million and $49 million, respectively;
•	An authorized return on common equity of 11.0%;
•	A capital structure comprised of 46.2% debt and 53.8% common equity;
•	A commitment from APS to reduce average annual operational expenses by at least $30 million from 2010 through 2014 (an increase of $10 million above the $20 million required reductions for 2009 ordered by the ACC in its interim rate decision in this matter);
•	Equity infusions into APS of at least $700 million during the period beginning June 1, 2009 through December 31, 2014; and
•	Various modifications to the existing energy efficiency, demand-side management and renewable energy programs that would require APS to, among other things, expand its conservation and demand-side management programs and its use of renewable energy, as well as allow for concurrent recovery of renewable energy expenses and provide for more concurrent recovery of demand-side management costs and incentives.
If the Settlement Agreement is approved by the ACC, APS expects that its provisions, including the new rates, would become effective on or about January 1, 2010.
Energy Efficiency, Demand-Side Management and Renewable Energy Programs
In 2006, the ACC approved the Arizona Renewable Energy Standard and Tariff (the “RES”). Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including solar, wind, biomass, biogas and geothermal technologies. In order to achieve these requirements, the ACC allows APS to include an RES surcharge on customer bills to recover the approved amounts for use on renewable energy projects. On July 1, 2009, APS filed its annual RES implementation plan with the ACC, which covers the 2010-2014 timeframe and requests approval for RES funding of $85.5 million for 2010, or an increase of $7.1 million above 2009 levels. We expect to receive a determination from the ACC on this matter by the end of 2009.
On July 15, 2009, APS filed its initial Energy Efficiency Implementation Plan in compliance with certain provisions of the Settlement Agreement. APS is requesting approval by the ACC of programs and program elements for which APS has budgeted $49.9 million for 2010. The Plan is also contingent upon ACC approval of the Settlement Agreement. In order to recover the budgeted amounts for use on certain demand-side management programs, a surcharge would be added to customer bills similar to that described above under the RES. The surcharge will offset energy efficiency expenses and allow for the recovery of any earned incentives. We expect to receive a determination from the ACC on this matter simultaneously with its decision on the Settlement Agreement.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PSA Balance
The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for the six-month period ended June 30, 2009 and 2008 (dollars in millions):

	Six Months Ended
	June 30,
	2009	2008
Beginning balance	$8	$111
Deferred fuel and purchased power costs-current period	(13)	25
Interest on deferred fuel and purchased power	—	1
Amounts recovered through revenues	(66)	(114)

Ending balance	$(71)	$23

The PSA annual adjustor rate is reset for a “PSA Year” effective for a twelve-month period beginning February 1 each year. The PSA rate for the PSA Year that began February 1, 2008 was set at $0.004 per kWh. The PSA rate for the PSA year that began February 1, 2009 was set at $0.0053 per kWh. The PSA rate may not be increased more than $0.004 per kWh in a year without permission of the ACC. The $71 million regulatory liability at June 30, 2009 reflects the seasonal nature of fuel and purchased power costs and lower average prices. Any uncollected (overcollected) deferrals during the 2009 PSA Year resulting from this limit will be included in the historical component of the PSA rate for the PSA Year beginning February 1, 2010.
Formula Transmission Tariff
In July 2008, the FERC approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect the costs that APS incurs in providing transmission services. The formula rate is updated each year effective June 1 on the basis of APS’ actual cost of service, as disclosed in APS’ FERC Form 1 report for the previous fiscal year, and projected capital expenditures. A large portion of the rate represents charges for transmission services to serve APS’ retail customers (“Retail Transmission Charges”). In order to recover the Retail Transmission Charges, APS must file an application with, and obtain approval from, the ACC under the transmission cost adjustor (“TCA”) mechanism, by which changes in Retail Transmission Charges can be reflected in APS’ retail rates.
In 2009, APS was authorized to implement increases in its annual transmission revenues based on calculations filed with the FERC using data for its 2008 fiscal year. Increases in APS’ annual transmission revenues of $22.8 million became effective June 1, 2009. Of this amount, $21 million represents an increase in Retail Transmission Charges which was approved by the ACC on July 29, 2009 and allows APS to reflect the related increased Retail Transmission Charges in its retail rates through the TCA effective August 1, 2009.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity Infusion Approval
On May 2, 2008, Pinnacle West filed a notice with the ACC that would allow Pinnacle West to infuse up to $400 million of equity into APS in the event Pinnacle West deems it appropriate to do so to strengthen or maintain APS’ financial integrity. Under Arizona law and implementing regulatory decisions, Pinnacle West is required to give such notice at least 120 days prior to an equity infusion into APS that exceeds $150 million in a single calendar year. On August 6, 2008, the ACC issued an order permitting the infusion to occur on or before December 31, 2009. Pursuant to the terms of the Settlement Agreement, APS would have authorization to obtain equity infusions of up to $700 million during the period beginning June 1, 2009 through December 31, 2014, and such authorization would replace the $400 million authorization described above.
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
The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in millions):

	Pension Benefits				Other Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost — benefits earned during the period	$13	$13	$27	$26	$4	$4	$9	$9
Interest cost on benefit obligation	30	28	59	55	9	9	19	19
Expected return on plan assets	(29)	(30)	(58)	(59)	(8)	(11)	(17)	(22)
Amortization of:
Transition obligation	—	—	—	—	1	1	2	2
Prior service cost	—	—	1	1	—	—	—	—
Net actuarial loss	4	2	7	6	2	—	5	1

Net periodic benefit cost	$18	$13	$36	$29	$8	$3	$18	$9

Portion of cost charged to expense	$9	$5	$17	$12	$4	$1	$9	$4

APS’ share of cost charged to expense	$8	$5	$16	$12	$4	$1	$8	$4

Contributions
In the first quarter of 2009, IRS regulations were modified to allow alternative measurement dates to determine the interest rate used to value the year-end 2008 pension liability for funding purposes. As a result of this change, we estimate our 2009 minimum pension contribution to be zero. The expected contribution to our other postretirement benefit plans in 2009 is estimated to be approximately $15 million. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 97% of both plans.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Financial data for the three and six months ended June 30, 2009 and 2008 and at June 30, 2009 and December 31, 2008 is provided as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating revenues:
Regulated electricity segment	$812	$829	$1,415	$1,452
Real estate segment	17	23	35	50
All other (a)	11	33	19	71

Total	$840	$885	$1,469	$1,573

Net income (loss) attributable to common shareholders:
Regulated electricity segment	$78	$121	$58	$114
Real estate segment	(9)	15	(140)	14
All other (a)	(1)	(2)	(6)	1

Total	$68	$134	$(88)	$129

	As of	As of
	June 30, 2009	December 31, 2008
Assets:
Regulated electricity segment	$11,369	$10,951
Real estate segment	361	523
All other (a)	133	146

Total	$11,863	$11,620

(a)	Includes activities related to marketing and trading, APSES and El Dorado. None of these segments is a reportable segment.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Income Taxes
As of June 30, 2009, the tax year ended December 31, 2005 and all subsequent tax years remain subject to examination by the IRS. With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 1999. We do not anticipate that there will be any significant increases or decreases in our unrecognized tax benefits within the next 12 months.
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
The $165 million income tax receivable on the Condensed Consolidated Balance Sheets represents the expected tax benefits related to the SunCor strategic asset sales and other anticipated cash refunds related to current income taxes.
9. Variable-Interest Entities
In 1986, APS entered into agreements with three separate VIE lessors in order to sell and lease back interests in Palo Verde Unit 2. The leases are accounted for as operating leases in accordance with GAAP. We are not the primary beneficiary of the Palo Verde VIEs and, accordingly, do not consolidate them.
APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2009, APS would have been required to assume approximately $167 million of debt and pay the equity participants approximately $161 million. See Note 15 for a discussion of letters of credit that support certain lessors in the Palo Verde sale leaseback transactions.
SunCor has certain land development arrangements that are required to be consolidated under FIN 46R, “Consolidation of Variable Interest Entities.” The assets and non-controlling interests reflected in our Condensed Consolidated Balance Sheets related to these arrangements were approximately $29 million at June 30, 2009 and December 31, 2008.
In addition, see Note 19 for a discussion of SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”
10. Derivative and Energy Trading Accounting
Our derivative instruments are accounted for at fair value in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. See Note 20 for a discussion of fair value measurements. We adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” on January 1, 2009. This new standard requires enhanced disclosures about derivative instruments and hedging activities. The adoption of SFAS No. 161 did not have a material impact on our financial statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal, emissions allowances and in interest rates. We manage risks associated with these market fluctuations by utilizing various derivative instruments, including futures, forwards, options and swaps. As part of our overall risk management program, we may use such instruments to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. Derivative instruments that are designated as cash flow hedges are used to limit our exposure to cash flow variability on forecasted transactions. As of June 30, 2009, we hedged the majority of certain exposures to the price variability of commodities for a maximum of 39 months. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions.
We enter into derivative instruments for economic hedging purposes. While we believe the economic hedges mitigate exposure to fluctuations in commodity prices, some of these instruments are not designated as accounting hedges. Economic hedges not designated as accounting hedges are recorded at fair value on our balance sheet with changes in fair value recognized in the statement of income as incurred. These instruments are included in the “non-designated hedges” discussion and disclosure below.
Accounting hedges must meet specific hedging requirements for designation. Accounting hedges, which do not meet the normal purchase and sales scope exception (as discussed below), are recognized at fair value as either assets or liabilities on the balance sheet.
Hedge effectiveness is the degree to which the derivative instrument contract and the hedged item are correlated and is measured based on the relative changes in fair value between the derivative instrument contract and the hedged item over time. We assess hedge effectiveness both at inception and on a continuing basis. These assessments exclude the time value of certain options. For accounting hedges that are deemed an effective hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. We recognize in current earnings the gains and losses representing hedge ineffectiveness, and the gains and losses on any hedge components which are excluded from our effectiveness assessment.
Derivative instruments for the physical delivery of purchase and sale quantities transacted in the normal course of business qualify for the normal purchase and sales scope exception and are accounted for under the accrual method of accounting. Due to the scope exception, these derivative instruments are excluded from our derivative instrument discussion and disclosures below.
We may also invest in derivative instruments for trading purposes; however, for the six months ended June 30, 2009, there was no material trading activity.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2009 we had the following outstanding gross notional amount of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity

Power	15,042,878 MWh
Gas	197,259,000 MMBTU
Derivative Instruments in Designated Accounting Hedging Relationships
The following table provides information about gains and losses from derivative instruments in designated accounting hedging relationships and their impact on our Condensed Consolidated Statements of Income during the three and six months ended June 30, 2009 (dollars in thousands):

	Financial Statement	Three Months Ended	Six Months Ended
Commodity Contracts	Location	June 30, 2009	June 30, 2009

Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Accumulated other comprehensive loss-derivative instruments	$5,554	$(132,994)
Amount of Loss Reclassified from OCI into Income (Effective Portion Realized)	Regulated electricity segment fuel and purchased power	47,964	73,330
Amount of Loss Recognized in Income from Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a) (b)	Regulated electricity segment fuel and purchased power	141	42

(a)	Excludes net losses of $1,269 for the three months ended June 30, 2009 and $377 for the six months ended June 30, 2009 which were deferred under the PSA (see Note 5).

(b)	During the six months ended June 30, 2009 we had no amounts reclassified from OCI to earnings related to discontinued cash flow hedges.
During the next twelve months, we estimate that a net loss of $134 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions. In accordance with the PSA, at least 90% of these amounts will be recorded as either a regulatory asset or liability and have no effect on earnings (see Note 5).

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments Not Designated as Accounting Hedges
The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments and their impact on our Condensed Consolidated Statements of Income during the three and six months ended June 30, 2009 (dollars in thousands):

	Financial Statement	Three Months Ended	Six Months Ended
Commodity Contracts	Location	June 30, 2009	June 30, 2009

Amount of Gain (Loss) Recognized in Income from Derivative Instruments	Regulated electricity segment revenue	$(97)	$11

Amount of Gain Recognized in Income from Derivative Instruments	Regulated electricity segment fuel and purchased power expense	4,462	431

Total (a)		$4,365	$442

(a)	Amounts exclude net gains of $42,185 for the three months ended June 30, 2009 and $811 for the six months ended June 30, 2009 which were deferred under the PSA (see Note 5).

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets
The following table provides information about the fair value of our derivative instruments. These amounts are located in the asset or liability from risk management and trading activities lines of our Condensed Consolidated Balance Sheets. Amounts are as of June 30, 2009 (dollars in thousands):

	Current	Investments	Current	Deferred Credits	Total Assets
Commodity Contracts	Assets	and Other Assets	Liabilities	and Other	(Liabilities)
Derivatives designated as accounting hedging instruments:
Assets	$—	$379	$8,839	$736	$9,954
Liabilities	(2,877)	(318)	(131,237)	(93,949)	(228,381)

Total hedging instruments	(2,877)	61	(122,398)	(93,213)	(218,427)

Derivatives not designated as accounting hedging instruments:
Assets	31,140	31,248	49,811	38,909	151,108
Liabilities	(890)	(6,589)	(181,463)	(84,944)	(273,886)

Total non-hedging instruments	30,250	24,659	(131,652)	(46,035)	(122,778)

Total derivatives	27,373	24,720	(254,050)	(139,248)	(341,205)

Margins and options at cost	16,279	—	64,022	1,906	82,207
Collateral provided to counterparties	—	—	137,240	27,631	164,871
Collateral provided from counterparties	—	—	(250)	—	(250)

Balance Sheet Total	$43,652	$24,720	$(53,038)	$(109,711)	$(94,377)

Derivative instrument assets and liabilities in the table are reported on a gross basis and exclude cash collateral and margin accounts. Transactions with counterparties that have master netting arrangements are reported net on the balance sheet, including cash collateral and margin in accordance with FSP FIN 39-1.
Credit Risk and Credit Related Contingent Features
We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management and trading contracts with many counterparties, including one counterparty for which our exposure represents approximately 42% of Pinnacle West’s $68 million of risk management and trading assets as of June 30, 2009. This exposure relates to a long-term traditional wholesale contract with a counterparty that has very high credit quality. Our risk management process assesses and monitors the financial exposure of all counterparties. Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain of our derivative instrument contracts contain credit-risk-related contingent features including, among other things, investment grade credit rating provisions, credit-related cross default provisions, and adequate assurance provisions. Adequate assurance provisions allow a counterparty with reasonable grounds for uncertainty to demand additional collateral based on subjective events and/or conditions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2009 was $417 million for which we had posted collateral of $165 million in the normal course of business.
For those derivative instruments in a net liability position, with investment grade credit contingencies, the counterparties could demand additional collateral if our debt were to fall below investment grade (below BBB- for S&P or Fitch, or Baa3 for Moody’s), which would be a violation of the credit rating provisions. If the investment grade contingent features underlying these agreements had been triggered on June 30, 2009, after off-setting asset positions under master netting arrangements we would have been required to post approximately an additional $140 million of collateral to our counterparties; this amount includes those contracts which qualify for scope exceptions, which are excluded from the derivative details in the above footnote. We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features which could also require us to post additional collateral of approximately $200 million if our debt were to fall below investment grade.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Changes in Equity
The following tables shows the Company’s changes in common stock equity and changes in equity of noncontrolling interests for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Common	Noncontrolling		Common	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total

Beginning balance, March 31	$3,162,902	$34,366	$3,197,268	$3,544,201	$54,247	$3,598,448

Net income (loss)	68,347	(152)	68,195	133,862	—	133,862

Other comprehensive income (loss):
Net unrealized gains on derivative instruments (a)	5,554	—	5,554	240,986	—	240,986
Net reclassification of realized (gains) losses to income (b)	47,964	—	47,964	(36,705)	—	(36,705)
Reclassification of pension and other postretirement benefits to income	1,253	—	1,253	1,304	—	1,304
Net unrealized losses related to pension and other postretirement benefits	(4,204)	—	(4,204)	(10,595)	—	(10,595)
Income tax expense related to items of other comprehensive income	(19,844)	—	(19,844)	(76,344)	—	(76,344)

Total other comprehensive income	30,723	—	30,723	118,646	—	118,646

Total comprehensive income (loss)	99,070	(152)	98,918	252,508	—	252,508

Issuance of capital stock	2,717	—	2,717	2,747	—	2,747
Purchase of treasury stock, net of reissuances	5	—	5	—	—	—
Other (primarily stock compensation)	(4,820)	(41)	(4,861)	1,188	(382)	806
Common stock dividends	(53,069)	—	(53,069)	(52,831)	—	(52,831)
Net capital activities by noncontrolling interests	—	(5,005)	(5,005)	—	—	—

Ending balance, June 30	$3,206,805	$29,168	$3,235,973	$3,747,813	$53,865	$3,801,678

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Common	Noncontrolling		Common	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total

Beginning balance, January 1	$3,445,979	$47,389	$3,493,368	$3,531,611	$54,569	$3,586,180

Net income (loss)	(88,163)	(14,362)	(102,525)	129,389	—	129,389

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	(132,994)	—	(132,994)	360,792	—	360,792
Net reclassification of realized (gains) losses to income (b)	73,330	—	73,330	(38,771)	—	(38,771)
Reclassification of pension and other postretirement benefits to income	2,506	—	2,506	2,347	—	2,347
Net unrealized losses related to pension and other postretirement benefits	(4,204)	—	(4,204)	(10,595)	—	(10,595)
Income tax (expense) benefit related to items of other comprehensive income	24,157	—	24,157	(122,825)	—	(122,825)

Total other comprehensive income (loss)	(37,205)	—	(37,205)	190,948	—	190,948

Total comprehensive income (loss)	(125,368)	(14,362)	(139,730)	320,337	—	320,337

Issuance of capital stock	5,346	—	5,346	5,562	—	5,562
Purchase of treasury stock, net of reissuances	(1,546)	—	(1,546)	(1,344)	—	(1,344)
Other (primarily stock compensation)	(11,527)	(170)	(11,697)	(2,763)	(704)	(3,467)
Common stock dividends	(106,079)	—	(106,079)	(105,590)	—	(105,590)
Net capital activities by noncontrolling interests	—	(3,689)	(3,689)	—	—	—

Ending balance, June 30	$3,206,805	$29,168	$3,235,973	$3,747,813	$53,865	$3,801,678

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Commitments and Contingencies
Palo Verde Nuclear Generating Station
Spent Nuclear Fuel and Waste Disposal
Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before at least 2017. In November 1997, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other Palo Verde owners), filed damages actions against the DOE in the Court of Federal Claims. APS is currently pursuing that damages claim. In August 2008, the United States Court of Appeals for the Federal Circuit issued decisions in three damages actions brought by other nuclear utilities that could result in a decrease in the amount of our recoverable damages; however, additional appeals in those actions are possible and APS continues to monitor the status of those actions. The trial in the APS matter began on January 28, 2009, and closing arguments were heard in late May. The court has not indicated when it will reach its decision in the matter.
APS currently estimates it will incur $132 million (in 2009 dollars) over the current life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. At June 30, 2009, APS had a regulatory liability of $28 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.
Purchased Power and Fuel Commitments
APS is party to various purchased power and fuel contracts that include required purchase provisions. APS estimates the contract requirements to be approximately $569 million in 2009; $406 million in 2010; $333 million in 2011; $347 million in 2012; $483 million in 2013; and $10.9 billion thereafter. However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances. These amounts have increased since the 2008 Form 10-K primarily due to purchased power and fuel commitments, predominately a contingent renewable purchased power agreement with Starwood Solar I for a 290MW solar project scheduled for completion in 2013.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Landlord Bankruptcy
On April 16, 2009, the landlord for our corporate headquarters building announced that it is seeking relief under Chapter 11 of the United States Bankruptcy Code. We currently have several assets on our books related to our landlord, the most significant of which is an asset related to rent payments for the building of approximately $64 million. This amount will continue to increase to approximately $94 million as a result of the lease terms until 2015 when this amount will begin to decrease over the remaining life of the lease. We are monitoring this matter and, while there can be no assurances as to the ultimate outcome of the matter due to the complexity of the bankruptcy proceedings, we currently do not expect that it will have a material adverse effect on our financial position, results of operations, or cash flows.
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
13. Nuclear Insurance
The Palo Verde participants are insured against public liability for a nuclear incident up to $12.5 billion per occurrence. As required by the Price Anderson Act, Palo Verde maintains the maximum available nuclear liability insurance in the amount of $300 million, which is provided by commercial insurance carriers. The remaining balance of $12.2 billion is provided through a mandatory industry wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $118 million, subject to an annual limit of $18 million per incident, to be periodically adjusted for inflation. Based on APS’ interest in the three Palo Verde units, APS’ maximum potential assessment per incident for all three units is approximately $103 million, with an annual payment limitation of approximately $15 million.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (NEIL). APS is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $21 million for each retrospective assessment declared by NEIL’s Board of Directors due to losses. In addition, NEIL policies contain rating triggers that would result in APS providing approximately $56 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.
14. Other Income and Other Expense
The following table provides detail of other income and other expense for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Other income:
Interest income	$398	$3,233	$659	$5,476
Investment gains — net	3,398	—	—	—
SunCor other income (a)	323	42	258	1,629
Miscellaneous	2,468	653	2,651	662

Total other income	$6,587	$3,928	$3,568	$7,767

Other expense:
Non-operating costs	$(3,248)	$(3,594)	$(4,855)	$(5,524)
Investment losses — net	—	(5,534)	(3,832)	(8,200)
Miscellaneous	(939)	(927)	(1,842)	(1,227)

Total other expense	$(4,187)	$(10,055)	$(10,529)	$(14,951)

(a)	Includes equity earnings from a real estate joint venture that is a pass-through entity for tax purposes.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15. Guarantees
We have issued parental guarantees and obtained letters of credit and surety bonds on behalf of some of our subsidiaries.
Our parental guarantees for APS relate to commodity energy products. As required by Arizona law, Pinnacle West has also obtained a $10 million bond on behalf of APS in connection with the interim base rate surcharge approved by the ACC in December 2008. In addition, Pinnacle West has obtained approximately $8 million of surety bonds related to APS operations, which primarily relate to self-insured workers’ compensation. Our credit support instruments enable APSES to offer energy-related products and services. Non-performance or non-payment under the original contract by our subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees on behalf of our subsidiaries. At June 30, 2009 we had no guarantees that were in default. Our guarantees have no recourse or collateral provisions to allow us to recover from our subsidiaries amounts paid under the guarantees. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at June 30, 2009 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
APS	$1	1	$18	1
APSES	14	1	13	1

Total	$15		$31

APS has entered into various agreements that require letters of credit for financial assurance purposes. At June 30, 2009, approximately $200 million of letters of credit were outstanding to support existing pollution control bonds of approximately $200 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations and expire in 2010. APS has also entered into approximately $70 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 9 for further details on the Palo Verde sale leaseback transactions). These letters of credit expire in 2010. APS intends to provide from either existing or new facilities for the extension, renewal or substitution of the letters of credit to the extent required.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table presents earnings per weighted average common share outstanding for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic earnings per share:
Income (loss) from continuing operations attributable to common shareholders	$0.70	$1.12	$(0.82)	$1.06
Income (loss) from discontinued operations	(0.02)	0.21	(0.05)	0.23

Earnings per share — basic	$0.68	$1.33	$(0.87)	$1.29

Diluted earnings per share:
Income (loss) from continuing operations attributable to common shareholders	$0.70	$1.12	$(0.82)	$1.06
Income (loss) from discontinued operations	(0.02)	0.21	(0.05)	0.22

Earnings per share — diluted	$0.68	$1.33	$(0.87)	$1.28

Dilutive stock options and performance shares (which are contingently issuable) increased average common shares outstanding by approximately 84,000 shares and 264,000 shares for the three months ended June 30, 2009 and 2008 respectively, and by approximately 269,000 shares for the six months ended June 30, 2008. For the six months ended June 30, 2009 the weighted average common shares outstanding were the same for both basic and diluted shares.
Options to purchase 599,324 shares of common stock for the three-month period ended June 30, 2009, and 713,291 shares for the three-month period ended June 30, 2008 were outstanding but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 612,424 shares and 688,167 shares of common stock for the six-month periods ended June 30, 2009 and June 30, 2008, respectively, were outstanding but were excluded from the computation of diluted earnings per share because the impact of including those options would be antidilutive.
17. Discontinued Operations
SunCor (real estate segment) — In 2009 and 2008, SunCor sold or expects to sell properties that are required to be reported as discontinued operations on Pinnacle West’s Condensed Consolidated Statements of Income in accordance with SFAS No. 144. SFAS No. 144 requires reclassification of certain prior-year amounts from operations to discontinued operations. Assets held for sale relate to properties in the amount of $29 million at June 30, 2009. These properties were classified as home inventory and real estate investments at December 31, 2008. In addition, see Note 21 — Real Estate Impairment Charge.
APSES (other) — Includes activities related to discontinued commodity-related energy services in 2008, and the associated revenues and costs that were reclassified to discontinued operations in 2008.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides revenue, income (loss) before income taxes and income (loss) after taxes classified as discontinued operations in Pinnacle West’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
SunCor	$—	$12	$1	$35
APSES	—	28	—	56

Total revenue	$—	$40	$1	$91

Income (loss) before taxes:
SunCor	$(5)	$34	$(9)	$39
APSES	—	1	—	(1)

Total income before taxes	$(5)	$35	$(9)	$38

Income (loss) after taxes:
SunCor (a)	$(3)	$21	$(5)	$23

(a)	Includes a tax benefit recognized by the parent company in accordance with an intercompany tax sharing agreement of $2 million for the three months ended June 30, 2009 and $4 million for the six months ended June 30, 2009.
18. Nuclear Decommissioning Trust
To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations. APS invests the trust funds in fixed income securities and domestic equity securities. APS applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in accounting for investments in decommissioning trust funds, and classifies these investments as available for sale. As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets. Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have recorded the offsetting amount of gains or losses on investment securities in other regulatory liabilities or assets. The following table summarizes the fair value of APS’ nuclear decommissioning trust fund assets at June 30, 2009 and December 31, 2008 (dollars in millions):

		Total	Total
		Unrealized	Unrealized
	Fair Value	Gains	Losses
June 30, 2009
Equity securities	$126	$19	$(17)
Fixed income securities	237	9	(2)

Total	$363	$28	$(19)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Total	Total
		Unrealized	Unrealized
	Fair Value	Gains	Losses
December 31, 2008
Equity securities	$113	$18	$(18)
Fixed income securities	228	10	(5)
Net payables (a)	2	—	—

Total	$343	$28	$(23)

(a)	Net payables relate to pending securities sales and purchases.
The costs of securities sold are determined on the basis of specific identification. The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Realized gains	$3	$1	$5	$2
Realized losses	(3)	(1)	(5)	(2)
Proceeds from the sale of securities	115	121	245	188
The fair value of fixed income securities, summarized by contractual maturities, at June 30, 2009 is as follows (dollars in millions):

Fair Value
Less than one year	$8
1 year - 5 years	64
5 years - 10 years	57
Greater than 10 years	108

Total	$237

See Note 20 for a discussion of fair value measurements.
19. New Accounting Standards
See Note 20 for a discussion of SFAS No. 157, “Fair Value Measurements,” which we adopted for our non-financial assets on January 1, 2009. This guidance was adopted for our financial assets on January 1, 2008.
On April 1, 2009 we adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FSP Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; and FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” These staff positions provided guidance on fair value measurements, impairments, and disclosures. Adoption of these staff positions did not have a material impact on our financial statements. See Note 20 for a discussion of fair value measurements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
See Note 10 for a discussion of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133,” which we adopted January 1, 2009.
We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” on January 1, 2009. This guidance provides accounting and reporting standards for noncontrolling interests in a consolidated subsidiary and clarifies that noncontrolling interests should be reported as equity on the consolidated financial statements. As a result of adopting this guidance, we have disclosed on the face of our financial statements the portion of equity and net income attributable to the noncontrolling interests in consolidated subsidiaries. Additionally, we reclassified $47 million of noncontrolling interests from Other Deferred Credits to Equity on the December 31, 2008 Condensed Consolidated Balance Sheets. Prior year’s net income attributable to noncontrolling interests was not material to our Condensed Consolidated Statements of Income and was not reclassified. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.
On January 1, 2009, we adopted FSP No. EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents as participating securities when computing earnings per share, pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.” Our awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, the adoption of this FSP did not have any impact on our financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance during the second quarter of 2009. The adoption of this Standard did not have a material impact on our financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” This Standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with US GAAP. This guidance is effective for financial statements issued for periods ending after September 15, 2009. The adoption of this Standard will not have a material impact on our financial statements.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This guidance requires enhanced employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for us on December 31, 2009. We do not expect it to have a material impact on our financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends certain requirements of FASB Interpretation No. 46(R),“Consolidation of Variable Interest Entities,” to improve financial reporting and provide more relevant and reliable information by enterprises involved with variable interest entities. This guidance is effective for us on January 1, 2010. We are currently evaluating this new guidance and the impact it may have on our financial statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
20. Fair Value Measurements
In accordance with GAAP, we are required to disclose the fair value of certain assets and liabilities according to a fair value hierarchy. This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories. The three levels of the fair value hierarchy are:
Level 1 — Quoted prices in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide information on an ongoing basis. This category includes our derivative instruments that are exchange-traded such as futures, cash equivalents invested in exchange-traded money market funds, and nuclear decommissioning trust investments in Treasury securities.
Level 2 — Quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. Derivative instruments in this category include nonexchange-traded contracts such as forwards, options, and swaps. This category also includes our nuclear decommissioning trust assets in bonds and commingled equity funds. We consider broker quotes observable inputs when the quote is binding on the broker, we can validate the quote with market transactions, or we can determine that the inputs the broker used to arrive at the quoted price are observable. Quarterly and calendar year quotes from independent brokers are converted into monthly prices using historical relationships.
Level 3 — Model-derived valuations with unobservable inputs that are supported by little or no market activity. Instruments in this category include long-dated derivative transactions where models are required due to the length of the transaction, options, and transactions in locations where observable market data does not exist. The valuation models we employ utilize spot prices, forward prices, historical market data and other factors to forecast future prices. The primary valuation technique we use to calculate the fair value of contracts where price quotes are not available is based on the extrapolation of forward pricing curves using observable market data for more liquid delivery points in the same region and actual transactions at the more illiquid delivery points. We also value option contracts using a variation of the Black-Scholes option-pricing model.
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We maximize the use of observable inputs and minimize the use of unobservable inputs. If market data is not readily available, inputs may reflect our own assumptions about the inputs market participants would use. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Thus, a valuation may be classified in Level 3 even though the valuation may include significant inputs that are readily observable.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Some of our derivative instrument transactions are valued based on unobservable inputs due to the long-term nature of contracts or the unique location of the transactions. Our long-dated energy transactions consist of observable valuations for the near term portion and unobservable valuations for the long-term portions of the transaction. When the unobservable portion is significant to the overall valuation of the transaction, the entire transaction is classified as Level 3. Our classification of instruments as Level 3 is primarily reflective of the long-term nature of our energy transactions, and is not reflective of material inactive markets.
The nuclear decommissioning trust invests in fixed income securities directly and equity securities indirectly through commingled funds. Commingled funds are valued based on the fund share price and are classified within Level 2. The commingled funds’ underlying investments would be Level 1 if the investments were held directly by the trust. Our trustee provides valuation of our nuclear decommissioning trust assets by using pricing services to determine fair market value. We assess these valuations and verify that pricing can be supported by actual recent market transactions. The trust fund investments have been established to satisfy APS’ nuclear decommissioning obligations (see Note 18).

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value at June 30, 2009 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Counterparty
	Identical Assets	Inputs	Inputs	Netting & Other	Balance at
	(Level 1)	(Level 2)	(Level 3)	(a)	June 30, 2009

Assets
Cash equivalents	$2	$—	$—	$—	$2
Risk management and trading activities	9	94	58	(93)	68
Nuclear decommissioning trust:
US Treasury Debt Securities	50	—	—	—	50
Commingled Equity Funds	—	126	—	—	126
Corporate Debt Securities	—	60	—	—	60
Mortgage-Backed Securities	—	60	—	—	60
Municipality Debt Securities	—	50	—	—	50
Other	—	17	—	—	17

Total	$61	$407	$58	$(93)	$433

Liabilities
Risk management and trading activities	$(73)	$(355)	$(74)	$339	$(163)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value at December 31, 2008 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Counterparty	Balance at
	Identical Assets	Inputs	Inputs	Netting & Other	December 31,
	(Level 1)	(Level 2)	(Level 3)	(a)	2008
Assets
Cash equivalents	$75	$—	$—	$—	$75
Risk management and trading activities	31	76	51	(92)	66
Nuclear decommissioning trust:
US Treasury Debt Securities	33	—	—	—	33
Commingled Equity Funds	—	113	—	—	113
Corporate Debt Securities	—	33	—	—	33
Mortgage-Backed Securities	—	73	—	—	73
Municipality Debt Securities	—	67	—	—	67
Other	—	22	—	2	24

Total	$139	$384	$51	$(90)	$484

Liabilities
Risk management and trading activities	$(85)	$(297)	$(58)	$244	$(196)

(a)	Primarily represents netting under master netting arrangements, including margin and collateral. See Note 10.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the changes in fair value for assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net derivative balance at beginning of period	$(23)	$7	$(7)	$8
Total net gains (losses) realized/unrealized:
Included in earnings (a)	—	(17)	2	(19)
Included in OCI	—	11	(1)	13
Deferred as a regulatory asset or liability	9	(2)	6	(5)
Purchases, issuances, and settlements	3	—	3	—
Level 3 transfers (b)	(5)	8	(19)	10

Net derivative balance at end of period	$(16)	$7	$(16)	$7

Net unrealized losses included in earnings related to instruments still held at end of period	$—	$16	$2	$18

(a)	Earnings are recorded in regulated electricity segment revenue or regulated electricity segment fuel and purchased power.

(b)	Transfers in or out of Level 3 reflect the fair market value at the beginning of the period. Transfers are triggered by a change in the lowest significant input during the period.
The following table represents the carrying amount and estimated fair value of our debt which is not carried at fair value on the balance sheet. The carrying value of our cash, net accounts receivable, accounts payable and short-term borrowings approximate fair value. Our debt fair value estimates are based on quoted market prices of the same or similar issues (dollars in millions):

	As of		As of
	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Pinnacle West	$175	$176	$175	$169
APS	3,515	3,470	2,851	2,466
SunCor	170	170	183	183

Total	$3,860	$3,816	$3,209	$2,818

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with FSP FAS 157-2, we adopted SFAS No. 157 for our nonfinancial assets and liabilities on January 1, 2009, and it did not have a material impact on our financial statements. We apply nonrecurring fair value measurements to certain real estate assets. These adjustments to fair value are the result of write-downs of individual assets due to impairment. Certain of our real estate assets have been impaired due to the distressed real estate market. We determine fair value for our real estate assets primarily based on the future cash flows that we estimate will be generated by each asset discounted for market risk. These fair value determinations require significant judgment regarding key assumptions. Due to these unobservable inputs the valuation of real estate assets are considered Level 3 measurements.
As of June 30, 2009, the fair value of our impaired real estate assets that are measured at fair value on a nonrecurring basis was $148 million, all of which was valued using significant unobservable inputs (Level 3). Total impairment charges included in net loss for the quarter ended June 30, 2009 were approximately $6 million and $222 million for the six months ended June 30, 2009 (including net loss attributable to noncontrolling interests of $14 million before income taxes). See Note 21 for additional information.
21. Real Estate Impairment Charge
During the first quarter of 2009, SunCor undertook and completed a review of its assets and strategies within its various markets as a result of the then current and anticipated continuing distressed conditions in real estate and credit markets. Based on the results of the review, on March 27, 2009, SunCor’s Board of Directors authorized a series of strategic transactions to dispose of SunCor’s homebuilding operations, master-planned communities, and golf courses in order to reduce SunCor’s outstanding debt. This resulted in a pretax impairment charge of approximately $202 million, or $123 million after income taxes, in the first quarter of 2009. During the second quarter of 2009, SunCor reassessed market conditions and recorded an additional pretax impairment charge of approximately $6 million, or $4 million after income taxes. Of the total $208 million impairment charge for the six months ended June 30, 2009, approximately $15 million related to assets held for sale and approximately $193 million related to held and used assets. We believe that most of the assets to be sold do not meet the held for sale criteria as of June 30, 2009 because of the uncertainties related to the current market conditions and obtaining necessary approvals. The detail of the impairment charge is as follows (dollars in millions):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Homebuilding and master-planned communities	$1	$142
Land parcels and commercial assets	—	53
Golf courses	—	17

Subtotal	1	212
Discontinued operations	5	10
Less non-controlling interests	—	(14)

Total	$6	$208

We estimate the fair value of our real estate assets primarily based on either the future cash flows that we estimate will be generated by each asset discounted at a rate we believe market participants would use, or on independent appraisals. Our impairment assessments and fair value determinations require significant judgment regarding key assumptions such as future sales prices, future construction and land development costs, future sales timing, and discount rates. The assumptions are specific to each project and may vary among projects. The weighted average discount rates we used to estimate fair values at June 30, 2009 ranged from 11% to 29%. Due to the judgment and assumptions applied in the estimation process, with regard to impairments, it is possible that actual results could differ from those estimates. If conditions in the broader economy or the real estate markets worsen, or as a result of a change in SunCor’s strategy, we may be required to record additional impairments.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SunCor also recorded in the first quarter approximately $8 million of pretax severance and other charges relating to these actions. Pinnacle West does not expect that any of the impairment charges will result in future cash expenditures, other than immaterial disposition costs.
The SunCor Secured Revolver matures in January 2010 and requires SunCor to reduce its outstanding borrowings by specified amounts over the term of the facility. As of June 30, 2009, approximately $108 million of borrowings were outstanding under the SunCor Secured Revolver and approximately $67 million of debt was outstanding under other SunCor credit facilities. SunCor intends to apply the proceeds of planned asset sales to the repayment of the SunCor Secured Revolver and SunCor’s other outstanding debt. The impairment charges discussed above and the maturity and non-payment of approximately $7 million of project loans resulted in violations of certain covenants contained in the SunCor Secured Revolver and SunCor’s other credit facilities. SunCor has obtained a forbearance agreement from the SunCor Secured Revolver lenders under which those lenders have agreed not to enforce any of their remedies under the SunCor Secured Revolver until August 15, 2009. SunCor remains in discussions with these lenders to modify the SunCor Secured Revolver to resolve the covenant defaults and extend the principal repayment provisions in a manner that more closely corresponds to SunCor’s planned asset sales. SunCor also is seeking extensions, waivers or similar relief from its other lenders and, while doing so, continues to make current interest payments to its lenders. If SunCor is unable to obtain additional extensions, waivers or similar relief from its lenders, SunCor could be required to immediately repay its outstanding indebtedness under the SunCor Secured Revolver and its other credit facilities. Such debt acceleration would have a material adverse impact on SunCor’s business and its financial position. Neither Pinnacle West nor any of its other subsidiaries has guaranteed any SunCor indebtedness. A SunCor debt default would not result in a cross-default of any of the debt of Pinnacle West or any of its other subsidiaries. As a result, Pinnacle West does not believe that SunCor’s inability to obtain waivers or similar relief from SunCor’s lenders would have a material adverse impact on Pinnacle West’s cash flows or liquidity.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended
	June 30,
	2009	2008

ELECTRIC OPERATING REVENUES	$812,587	$831,083

OPERATING EXPENSES
Fuel and purchased power	291,699	329,077
Operations and maintenance	221,128	187,819
Depreciation and amortization	98,998	95,961
Income taxes	45,862	21,553
Other taxes	32,515	32,813

Total	690,202	667,223

OPERATING INCOME	122,385	163,860

OTHER INCOME (DEDUCTIONS)
Income taxes	1,432	1,839
Allowance for equity funds used during construction	4,730	5,414
Other income (Note S-2)	4,958	1,034
Other expense (Note S-2)	(4,973)	(6,200)

Total	6,147	2,087

INTEREST DEDUCTIONS
Interest on long-term debt	50,656	40,719
Interest on short-term borrowings	1,293	2,519
Debt discount, premium and expense	1,256	1,160
Allowance for borrowed funds used during construction	(3,217)	(3,833)

Total	49,988	40,565

NET INCOME	$78,544	$125,382

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008

ELECTRIC OPERATING REVENUES	$1,415,247	$1,456,659

OPERATING EXPENSES
Fuel and purchased power	539,087	601,130
Operations and maintenance	422,228	375,954
Depreciation and amortization	197,009	189,846
Income taxes	39,118	26,710
Other taxes	66,295	65,531

Total	1,263,737	1,259,171

OPERATING INCOME	151,510	197,488

OTHER INCOME (DEDUCTIONS)
Income taxes	2,614	2,954
Allowance for equity funds used during construction	9,722	11,538
Other income (Note S-2)	4,050	3,098
Other expense (Note S-2)	(8,008)	(12,088)

Total	8,378	5,502

INTEREST DEDUCTIONS
Interest on long-term debt	97,051	82,892
Interest on short-term borrowings	4,268	6,368
Debt discount, premium and expense	2,445	2,320
Allowance for borrowed funds used during construction	(6,941)	(7,608)

Total	96,823	83,972

NET INCOME	$63,065	$119,018

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2009	2008
ASSETS

UTILITY PLANT
Electric plant in service and held for future use	$12,491,259	$12,198,010
Less accumulated depreciation and amortization	4,221,713	4,129,958

Net	8,269,546	8,068,052

Construction work in progress	478,525	571,977
Intangible assets, net of accumulated amortization	140,193	131,243
Nuclear fuel, net of accumulated amortization	138,163	89,323

Total utility plant	9,026,427	8,860,595

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 18)	363,221	343,052
Assets from long-term risk management and trading activities (Note 10)	24,720	33,675
Other assets	62,814	60,604

Total investments and other assets	450,755	437,331

CURRENT ASSETS
Cash and cash equivalents	2,917	71,544
Trust fund for bond redemption (Note 4)	163,975	—
Customer and other receivables	245,281	262,177
Accrued utility revenues	144,398	100,089
Allowance for doubtful accounts	(2,767)	(3,155)
Materials and supplies (at average cost)	184,043	173,252
Fossil fuel (at average cost)	40,589	29,752
Assets from risk management and trading activities (Note 10)	43,652	32,181
Deferred income taxes	101,643	79,694
Other current assets	21,353	19,866

Total current assets	945,084	765,400

DEFERRED DEBITS
Deferred fuel and purchased power regulatory asset (Note 5)	—	7,984
Other regulatory assets	790,609	787,506
Unamortized debt issue costs	22,856	22,026
Other	85,971	82,735

Total deferred debits	899,436	900,251

TOTAL ASSETS	$11,321,702	$10,963,577

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2009	2008
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,122,292	2,117,789
Retained earnings	1,146,966	1,168,901
Accumulated other comprehensive loss (Note S-1):
Pension and other postretirement benefits	(28,036)	(26,960)
Derivative instruments	(134,816)	(98,742)

Common stock equity	3,284,568	3,339,150
Long-term debt less current maturities (Note 4)	3,349,801	2,850,242

Total capitalization	6,634,369	6,189,392

CURRENT LIABILITIES
Short-term borrowings	209,220	521,684
Current maturities of long-term debt (Note 4)	165,012	874
Accounts payable	175,142	233,529
Accrued taxes (Note 8)	158,290	219,129
Accrued interest	53,972	39,860
Customer deposits	75,998	77,452
Liabilities from risk management and trading activities (Note 10)	53,038	69,585
Other current liabilities	84,403	105,655

Total current liabilities	975,075	1,267,768

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,471,064	1,401,412
Regulatory liabilities	622,411	587,586
Deferred fuel and purchased power regulatory liability (Note 5)	71,323	—
Liability for asset retirements	285,247	275,970
Liabilities for pension and other postretirement benefits (Note 6)	671,805	635,327
Customer advances for construction	134,387	132,023
Liabilities from long-term risk management and trading activities (Note 10)	109,711	126,532
Other	346,310	347,567

Total deferred credits and other	3,712,258	3,506,417

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$11,321,702	$10,963,577

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$63,065	$119,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	215,964	205,810
Deferred fuel and purchased power	13,144	(25,867)
Deferred fuel and purchased power amortization	66,163	114,265
Allowance for equity funds used during construction	(9,722)	(11,538)
Deferred income taxes	75,096	152,408
Change in mark-to-market valuations	(401)	(28,825)
Changes in current assets and liabilities:
Customer and other receivables	23,252	12,759
Accrued utility revenues	(44,309)	(60,492)
Materials, supplies and fossil fuel	(21,628)	(3,988)
Other current assets	(4,687)	1,949
Accounts payable	(44,577)	35,147
Accrued taxes	(60,839)	(22,964)
Other current liabilities	(8,594)	11,514
Change in margin and collateral accounts — assets	(2,856)	251,299
Change in margin and collateral accounts — liabilities	(91,856)	6,276
Change in unrecognized tax benefits	14,639	(112,507)
Change in other long-term assets	(21,695)	4,072
Change in other long-term liabilities	46,962	38,127

Net cash flow provided by operating activities	207,121	686,463

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(388,526)	(462,598)
Contributions in aid of construction	33,371	22,970
Allowance for borrowed funds used during construction	(6,941)	(7,608)
Proceeds from nuclear decommissioning trust sales	244,858	188,311
Investment in nuclear decommissioning trust	(255,754)	(198,682)
Trust fund for bond redemption	(163,975)	—
Other	990	555

Net cash flow used for investing activities	(535,977)	(457,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Equity infusion	—	7,601
Issuance of long-term debt	837,193	—
Repayment and reacquisition of long-term debt	(179,500)	(494)
Short-term borrowings and payments-net	(312,464)	(118,000)
Dividends paid on common stock	(85,000)	(85,000)

Net cash flow provided by (used for) financing activities	260,229	(195,893)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,627)	33,518
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,544	52,151

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,917	$85,669

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of refunds	$13,704	$7,197
Interest, net of amounts capitalized	$80,266	$81,459
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

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
S-1. Comprehensive Income
Components of APS’ comprehensive income for the three and six months ended June 30, 2009 and 2008 are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$78,544	$125,382	$63,065	$119,018

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	5,554	234,352	(132,994)	341,368
Net reclassification of realized (gains) losses to income (b)	47,964	(26,647)	73,330	(23,329)
Net unrealized losses related to pension benefits	(3,774)	(10,279)	(3,774)	(10,279)
Reclassification of pension and other postretirement benefits to income	1,005	1,206	1,993	2,001
Income tax benefit (expense) related to items of other comprehensive income	(20,066)	(78,182)	24,295	(121,922)

Total other comprehensive income (loss)	30,683	120,450	(37,150)	187,839

Comprehensive income	$109,227	$245,832	$25,915	$306,857

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
S-2. Other Income and Other Expense
The following table provides detail of APS’ other income and other expense for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Other income:
Interest income	$159	$602	$342	$2,325
Investment gains — net	3,062	—	1,739	—
Miscellaneous	1,737	432	1,969	773

Total other income	$4,958	$1,034	$4,050	$3,098

Other expense:
Non-operating costs (a)	$(3,177)	$(2,864)	$(4,512)	$(6,186)
Investment losses — net	—	(1,411)	—	(2,863)
Miscellaneous	(1,796)	(1,925)	(3,496)	(3,039)

Total other expense	$(4,973)	$(6,200)	$(8,008)	$(12,088)

(a)	As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).

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
While growth in APS’ service territory has been an important driver of our revenues and earnings, it has significantly slowed, reflecting recessionary economic conditions both nationally and in Arizona. Customer growth averaged 3% a year for the three years 2006 through 2008. We currently expect customer growth to average about 1% per year during 2009 through 2011; however, we currently project that our customer growth will begin to accelerate as the economy recovers. APS’ actual retail electricity sales have also slowed. For the three years 2006 through 2008, such kilowatt-hour sales grew at an average annual rate of 2.9%; adjusted to exclude the effects of weather variations, such retail sales growth also averaged 2.9% a year. We currently estimate that total retail electricity sales in kilowatt-hours will remain flat on average per year during 2009 through 2011, including the effects of APS’ energy efficiency programs but excluding the effects of weather variations.
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
APS needs timely recovery through rates of its capital and operating expenditures to maintain adequate financial health. See “Factors Affecting Our Financial Outlook” below. On March 24, 2008, APS filed a rate case with the ACC, which it updated on June 2, 2008, requesting, among other things, an increase in retail rates to help defray rising infrastructure costs, approval of an impact fee and approval of new conservation rates. On January 30, 2009, APS and other parties to the rate case began settlement discussions and, on June 12, 2009, they filed a proposed settlement agreement with the ACC. See Note 5 for details regarding this rate case, including the ACC’s approval of an interim base rate surcharge pending the outcome of the case and a discussion of the Settlement Agreement and related timeline.

During the first quarter of 2009, SunCor undertook and completed a review of its assets and strategies within its various markets as a result of the then current and anticipated continuing distressed conditions in real estate and credit markets. Based on the results of the review, on March 27, 2009, SunCor’s Board of Directors authorized a series of strategic transactions to dispose of SunCor’s homebuilding operations, master-planned communities, and golf courses in order to reduce SunCor’s outstanding debt. This resulted in a pretax impairment charge of approximately $202 million, or $123 million after income taxes, in the first quarter of 2009. During the second quarter of 2009, SunCor reassessed market conditions and recorded an additional pretax impairment charge of approximately $6 million, or $4 million after income taxes. We believe that most of the assets to be sold do not meet the held for sale criteria as of June 30, 2009 because of the uncertainties related to the current market conditions and obtaining necessary approvals. See “Liquidity and Capital Resources — Other Subsidiaries — SunCor” below for a discussion of SunCor’s outstanding debt and related matters.
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

The following table presents income (loss) from continuing operations for our regulated electricity and real estate segments and reconciles those amounts to our consolidated net income (loss) (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Regulated electricity segment	$78	$121	$58	$114
Real estate segment (a)	(6)	(6)	(149)	(9)
All other (b)	(1)	(2)	(6)	1

Income (loss) from continuing operations	71	113	(97)	106
Income (loss) from discontinued operations — net of tax:
Real estate segment (a)	(3)	21	(5)	23

Net income (loss)	68	134	(102)	129
Less: Net loss attributable to noncontrolling interests — real estate segment (a)	—	—	(14)	—

Net income (loss) attributable to common shareholders	$68	$134	$(88)	$129

(a)	We recorded an after-tax real estate impairment charge of $127 million in the six months ended June 30, 2009.

(b)	Includes activities related to marketing and trading, APSES and El Dorado. None of these segments is a reportable segment.

Operating Results — Three-month period ended June 30, 2009 compared with three-month period ended June 30, 2008
Our consolidated net income attributable to common shareholders for the three months ended June 30, 2009 was $68 million, compared with net income of $134 million for the comparable prior-year period. The major factors that increased (decreased) the net income attributable to common shareholders for the three-month comparison are summarized in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment:
Retail rate increases primarily due to the interim rate increase effective January 1, 2009	$19	$12
Effects of weather on retail sales	12	7
Lower retail sales primarily due to lower per customer usage, including the effects of the Company’s energy efficiency programs, excluding the effects of weather	(13)	(8)
Lower mark-to-market valuations of fuel and purchased power contracts related to changes in market prices, net of related PSA deferrals	(9)	(5)
Higher operations and maintenance expense primarily related to higher generation costs, including more planned maintenance	(17)	(10)
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances	(9)	(5)
Income tax benefits related to prior years resolved in 2008	—	(30)
Miscellaneous items, net	(5)	(4)

Decrease in regulated electricity segment net income	(22)	(43)
Decrease in other expense, net of other income, primarily due to investment losses recorded in 2008	5	3
Other miscellaneous items, net	(3)	(2)

Decrease in income from continuing operations	$(20)	(42)

Decrease in income from discontinued operations primarily related to certain real estate commercial property sales in 2008		(24)

Decrease in net income attributable to common shareholders		$(66)

Regulated Electricity Segment Revenues
Regulated electricity segment revenues were $17 million lower for the three months ended June 30, 2009 compared with the prior year period primarily because of:
•	a $26 million decrease in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see Note 5);
•	a $23 million decrease in retail revenues primarily related to lower usage, excluding weather effects;
•	an $18 million decrease in revenues from Off-System Sales due to lower market prices;

•	a $19 million increase in retail revenues due to the effects of weather;
•	a $19 million increase in retail revenues due to an interim rate increase effective January 2009 and transmission rate increases (including related retail rates);
•	a $16 million increase in renewable energy and demand side management surcharges which are offset by operations and maintenance expense (see Note 5); and
•	a $4 million net decrease due to miscellaneous factors.
Real Estate Segment Revenues
Real estate segment revenues were $7 million lower for the three months ended June 30, 2009 compared with the prior year period primarily because of lower residential property and parcel sales as a result of the distressed real estate market.
All Other Revenues
Other revenues were $21 million lower for the three months ended June 30, 2009 compared with the prior year period because of planned reductions of marketing and trading activities.

Operating Results — Six-month period ended June 30, 2009 compared with six-month period ended June 30, 2008
Our consolidated net loss attributable to common shareholders for the six months ended June 30, 2009 was $88 million, compared with net income of $129 million for the comparable prior-year period. The major factors that increased (decreased) the net income attributable to common shareholders for the six-month comparison are summarized in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax
Regulated electricity segment:
Interim rate increase effective January 1, 2009	$29	$18
Transmission rate increases (including related retail rates)	9	5
Lower mark-to-market valuations of fuel and purchased power contracts related to changes in market prices, net of related PSA deferrals	(28)	(17)
Lower retail sales primarily due to lower per customer usage, including the effects of the Company’s energy efficiency programs, excluding the effects of weather	(17)	(10)
Higher operations and maintenance expense primarily related to higher generation costs, including more planned maintenance	(16)	(10)
Higher depreciation and amortization primarily due to increased utility plant in service	(7)	(4)
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances	(13)	(8)
Income tax benefits related to prior years resolved in 2008	—	(30)
Miscellaneous items, net	(1)	—

Decrease in regulated electricity segment net income	(44)	(56)
Real estate segment:
Real estate impairment charge (Note 21)	(212)	(134)
Higher real estate segment costs primarily related to employee severance	(9)	(6)
Lower marketing and trading contributions primarily due to lower sales volumes	(11)	(7)

Decrease in income from continuing operations	$(276)	(203)

Decrease in income from discontinued operations primarily related to certain real estate commercial property sales in 2008		(28)

Decrease in net income		(231)
Less: Net loss attributable to real estate noncontrolling interests primarily due to real estate impairment		(14)

Decrease in net income attributable to common shareholders		$(217)

Regulated Electricity Segment Revenues
Regulated electricity segment revenues were $37 million lower for the six months ended June 30, 2009 compared with the prior year period primarily because of:
•	a $48 million decrease in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see Note 5);
•	a $30 million decrease in retail revenues primarily related to lower usage, excluding weather effects;
•	a $21 million decrease in revenues from Off-System Sales due to lower market prices;
•	a $3 million decrease in retail revenues due to the effects of weather;
•	a $38 million increase in retail revenues due to an interim rate increase effective January 2009 and transmission rate increases (including related retail rates);
•	a $32 million increase in renewable energy and demand side management surcharges which are offset by operations and maintenance expense (see Note 5); and
•	a $5 million net decrease due to miscellaneous factors.

Real Estate Segment Revenues
Real estate segment revenues were $15 million lower for the six months ended June 30, 2009 compared with the prior year period primarily because of lower residential property and parcel sales as a result of the distressed real estate market.
All Other Revenues
Other revenues were $52 million lower for the six months ended June 30, 2009 compared with the prior year period because of planned reductions of marketing and trading activities.
PINNACLE WEST CONSOLIDATED — LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table presents net cash provided by (used for) operating, investing and financing activities for the six months ended June 30, 2009 and 2008 (dollars in millions):

	Six Months Ended
	June 30,
	2009	2008
Net cash flow provided by operating activities	$192	$679
Net cash flow used for investing activities	(541)	(379)
Net cash flow provided by (used for) financing activities	261	(259)
The decrease of approximately $487 million in net cash provided by operating activities is primarily due to changes in collateral and margin cash balances as a result of changes in commodity prices and other changes in working capital.
The increase of approximately $162 million in net cash used for investing activities is primarily due to the timing of pollution control auction rate securities redemptions (see Note 4) and lower real estate sales primarily due to a commercial property sale in 2008, partially offset by lower levels of capital expenditures (see table and discussion below).
The increase of approximately $520 million in net cash provided by financing activities is primarily due to APS’ issuance of $500 million of unsecured senior notes. A portion of these proceeds were used to repay short-term borrowings. In addition, there was the issuance of $343 million of pollution control bonds, a portion of which was used to redeem $179 million of APS’ existing pollution control bonds. The remaining $164 million was deposited in a restricted trust fund for bond redemption of auction rate securities in July 2009 (see Note 4).

CAPITAL EXPENDITURES
(dollars in millions)

	Six Months Ended		Estimated for the Year Ended
	June 30,		December 31,
	2008	2009	2009	2010	2011
APS
Distribution	$173	$121	$276	$289	$381
Generation (a)	164	131	288	274	319
Transmission	81	93	275	99	185
Other (b)	11	15	44	37	50

Subtotal	429	360	883	699	935
Other	31	7	12	8	8

Total	$460	$367	$895	$707	$943

(a)	Generation includes nuclear fuel expenditures of approximately $60 million to $80 million per year for 2009, 2010 and 2011.

(b)	Primarily information systems and facilities projects.
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
Generation capital expenditures are comprised of various improvements to APS’ existing fossil and nuclear plants. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment such as turbines, boilers and environmental equipment. Environmental expenditures differ for each of the years 2009, 2010 and 2011, with the lowest year estimated at approximately $25 million, and the highest year estimated at approximately $80 million. We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require modification to our environmental expenditures. (See “Environmental Matters — EPA Environmental Regulation — Regional Haze Rules” in Part II, Item 5 below and “Environmental Matters — EPA Environmental Regulation — Mercury” in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

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
On July 22, 2009, the Pinnacle West Board of Directors declared a quarterly dividend of $0.525 per share of common stock, payable on September 1, 2009, to shareholders of record on August 3, 2009.
Our primary sources of cash are dividends from APS and external debt and equity financings. In addition, Pinnacle West expects to recognize approximately $100 million of cash tax benefits related to SunCor’s strategic asset sales which will not be realized until the asset sale transactions are completed. Approximately $80 million of these benefits were recorded in the first quarter of 2009 as reductions to income tax expense related to the current impairment charges. The additional $20 million of tax benefits were recorded as reductions in income tax expense related to the impairment charge recorded in the fourth quarter of 2008.
An existing ACC order requires APS to maintain a common equity ratio of at least 40% and prohibits APS from paying common stock dividends if the payment would reduce its common equity below that threshold. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At June 30, 2009, APS’ common equity ratio, as defined, was approximately 48%.
The credit and liquidity markets experienced significant stress beginning the week of September 15, 2008. While Pinnacle West’s and APS’ ability to issue commercial paper has been negatively impacted by the market stress, they have both been able to access existing credit facilities, ensuring adequate liquidity.
Pinnacle West (parent company) has a $283 million revolving credit facility that terminates in December 2010. The revolver is available to support the issuance of up to $250 million in commercial paper or to be used as bank borrowings, including issuances of letters of credit of up to $94 million. At June 30, 2009, the parent company had outstanding $177 million of borrowings under its revolving credit facility and no letters of credit. It also had no commercial paper outstanding at June 30, 2009. At June 30, 2009, the parent company had remaining capacity available under its revolver of approximately $106 million.

Pinnacle West sponsors a qualified defined benefit and account balance pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. IRS regulations require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of plan assets and our pension obligation. The assets in the plan are comprised of fixed-income, equity, real estate and short-term investments. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions. We contributed $35 million to our pension plan in 2008. In the first quarter of 2009, IRS regulations were modified to allow alternative measurement dates to determine the interest rate used to value the year-end 2008 pension liability for funding purposes for 2009. As a result of this change, we estimate our minimum pension contribution to be zero in 2009. We currently estimate that our pension contributions could average around $150 million for several years, assuming the discount rate remains at approximately current levels. The expected contribution to our other postretirement benefit plans in 2009 is estimated to be approximately $15 million. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 97% of both plans.
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
During the second quarter of 2009, APS refinanced approximately $343 million of its $539 million variable rate pollution control bonds. As a result of these refinancings, which are described in the following three paragraphs, APS no longer has any outstanding debt securities in auction rate mode.
On May 28, 2009, the Navajo County, Arizona Pollution Control Corporation issued approximately $166 million of Navajo County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A-E, due 2034. The bonds were issued to redeem all of approximately $166 million of the Navajo County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds 2004 Series A-E, due 2034. The 2009 Series A-E bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and the Navajo County, Arizona Pollution Control Corporation. The interest rates on these bonds will be reset at the end of three years (Series A), five years (Series B and C), or seven years (Series D and E). We will be required to purchase the bonds at the applicable interest reset date and have the opportunity to remarket the bonds at that time. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.

Also on May 28, 2009, the Coconino County, Arizona Pollution Control Corporation issued approximately $13 million of 5.50% Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A, due 2034. The bonds were issued to redeem all of approximately $13 million of the Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds 2004 Series A, due 2034. The 2009 Series A bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and the Coconino County, Arizona Pollution Control Corporation. The interest rates on these bonds will be reset at the end of five years. We will be required to purchase the bonds at the interest reset date and have the opportunity to remarket the bonds at that time. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets.
On June 26, 2009, the Maricopa County, Arizona Pollution Control Corporation issued approximately $164 million of Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series A-E, due 2029. The bonds were issued to redeem all of approximately $164 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds 2005 Series A-E, due 2029. The 2009 Series A-E bonds are payable solely from revenues obtained from APS pursuant to a loan agreement between APS and Maricopa County, Arizona Pollution Control Corporation. The interest rates on these bonds will be reset at the end of three years (Series B), four years (Series C), and five years (Series A, D, and E). We will be required to purchase the bonds at the applicable interest reset date and have the opportunity to remarket the bonds at that time. These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets. The Maricopa 2005 Series A-E bonds, which were redeemed in July 2009, are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets.
APS has two committed revolving credit facilities totaling $866 million, of which $377 million terminates in December 2010 and $489 million terminates in September 2011. The revolvers are available either to support the issuance of up to $250 million in commercial paper or to be used for bank borrowings, including issuances of letters of credit up to $583 million. At June 30, 2009, APS had borrowings of approximately $209 million and no letters of credit under its revolving lines of credit. APS had no commercial paper outstanding at June 30, 2009. At June 30, 2009, APS had remaining capacity available under its revolvers of $657 million and had cash and investments of approximately $3 million.
Other Financing Matters — See Note 5 for information regarding the PSA approved by the ACC. Although APS defers actual retail fuel and purchased power costs on a current basis, APS’ recovery of the deferrals from its ratepayers is subject to annual and, if necessary, periodic PSA adjustments.
See Note 5 for information regarding an ACC order permitting Pinnacle West to infuse up to $400 million of equity into APS, on or before December 31, 2009, if Pinnacle West deems it appropriate to do so to strengthen or maintain APS’ financial integrity. In addition, see Note 5 for details regarding terms of the proposed retail rate case settlement under which APS would have authorization to obtain additional equity infusions through December 31, 2014.
See Note 10 for information related to the change in our margin accounts.

Other Subsidiaries
SunCor — During the first quarter of 2009, SunCor undertook and completed a review of its assets and strategies within its various markets as a result of the then current and anticipated continuing distressed conditions in real estate and credit markets. Based on the results of the review, on March 27, 2009, SunCor’s Board of Directors authorized a series of strategic transactions to dispose of SunCor’s homebuilding operations, master-planned communities, and golf courses in order to reduce SunCor’s outstanding debt. This resulted in a pre-tax impairment charge of approximately $202 million, or $123 million after income taxes, in the first quarter of 2009. During the second quarter of 2009, SunCor reassessed market conditions and recorded an additional pretax impairment charge of approximately $6 million, or $4 million after income taxes. We believe that most of the assets to be sold do not meet the held for sale criteria as of June 30, 2009 because of the uncertainties related to the current market conditions and obtaining necessary approvals. Pinnacle West does not expect that any of the impairment charges will result in future cash expenditures, other than immaterial disposition costs.
The SunCor Secured Revolver matures in January 2010 and requires SunCor to reduce its outstanding borrowings by specified amounts over the term of the facility. As of June 30, 2009, approximately $108 million of borrowings were outstanding under the SunCor Secured Revolver and approximately $67 million of debt was outstanding under other SunCor credit facilities. SunCor intends to apply the proceeds of planned asset sales (see Note 21) to the repayment of the SunCor Secured Revolver and SunCor’s other outstanding debt. The impairment charges discussed in Note 21 and the maturity and non-payment of approximately $7 million of project loans resulted in violations of certain covenants contained in the SunCor Secured Revolver and SunCor’s other credit facilities. SunCor has obtained a forbearance agreement from the SunCor Secured Revolver lenders under which those lenders have agreed not to enforce any of their remedies under the SunCor Secured Revolver until August 15, 2009. SunCor remains in discussions with these lenders to modify the SunCor Secured Revolver to resolve the covenant defaults and extend the principal repayment provisions in a manner that more closely corresponds to SunCor’s planned asset sales. SunCor also is seeking extensions, waivers or similar relief from its other lenders and, while doing so, continues to make current interest payments to its lenders. If SunCor is unable to obtain additional extensions, waivers or similar relief from its lenders, SunCor could be required to immediately repay its outstanding indebtedness under the SunCor Secured Revolver and its other credit facilities. Such debt acceleration would have a material adverse impact on SunCor’s business and its financial position. Neither Pinnacle West nor any of its other subsidiaries has guaranteed any SunCor indebtedness. A SunCor debt default would not result in a cross-default of any of the debt of Pinnacle West or any of its other subsidiaries. As a result, Pinnacle West does not believe that SunCor’s inability to obtain waivers or similar relief from SunCor’s lenders would have a material adverse impact on Pinnacle West’s cash flows or liquidity.
El Dorado — El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments.
APSES — APSES expects minimal capital expenditures over the next three years.
Debt Provisions
Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include debt to capitalization ratios. Certain of APS’ bank financing arrangements also include an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%. At June 30, 2009, the ratio was approximately 55% for Pinnacle West and 51% for APS. The provisions regarding interest coverage require minimum cash coverage of two times the interest requirements for APS. The interest coverage was approximately 4.3 times under APS’ bank financing agreements as of June 30, 2009. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.

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
Credit Ratings
The ratings of securities of Pinnacle West and APS as of August 3, 2009 are shown below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase the cost of and limit access to capital. It may also require substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient liquidity to cover a downward revision to our credit ratings.

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
APS is exposed to losses under the Palo Verde sale leaseback agreements upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to assume the debt associated with the transactions, make specified payments to the equity participants, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2009, APS would have been required to assume approximately $167 million of debt and pay the equity participants approximately $161 million. See Note 15 for a discussion of letters of credit that support certain lessors in the Palo Verde sale leaseback transactions.
SunCor has certain land development arrangements that are required to be consolidated under FIN 46R, “Consolidation of Variable Interest Entities.” The assets and non-controlling interests reflected on our Condensed Consolidated Balance Sheets related to these arrangements were approximately $29 million at June 30, 2009 and December 31, 2008.
Guarantees and Letters of Credit
We have issued parental guarantees and obtained letters of credit and surety bonds on behalf of some of our subsidiaries.
Our parental guarantees for APS relate to commodity energy products. As required by Arizona law, Pinnacle West has also obtained a $10 million bond on behalf of APS in connection with the interim base rate surcharge approved by the ACC in December 2008. In addition, Pinnacle West has obtained approximately $8 million of surety bonds related to APS operations, which primarily relate to self-insured workers’ compensation. Our credit support instruments enable APSES to offer energy-related products and services. Non-performance or non-payment under the original contract by our subsidiaries would require us to perform under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees on behalf of our subsidiaries. At June 30, 2009, we had no guarantees that were in default. Our guarantees have no recourse or collateral provisions to allow us to recover from our subsidiaries amounts paid under the guarantees. We generally agree to indemnification provisions related to liabilities arising from or related to certain of our agreements, with limited exceptions depending on the particular agreement. See Note 15 for additional information regarding guarantees and letters of credit.
Contractual Obligations
Our future contractual obligations, including contingent obligations, related to purchased power and fuel contracts have increased from approximately $7.9 billion at December 31, 2008 to $13.0 billion at June 30, 2009 as follows (dollars in billions):

2009	2010-2011	2012-2013	Thereafter	Total
$0.6	$0.7	$0.8	$10.9	$13.0

This increase is primarily due to purchased power and fuel commitments, predominately a contingent renewable purchased power agreement with Starwood Solar I for a 290 MW solar project scheduled for completion in 2013.
See Note 4 for a discussion of APS’ recent long-term debt issuances and a list of payments due on total long-term debt and capitalized lease requirements.
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
On April 1, 2009 we adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FSP Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; and FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” These staff positions provided guidance on fair value measurements, impairments, and disclosures. Adoption of these staff positions did not have a material impact on our financial statements. See Note 20 for a discussion of fair value measurements.
See Note 10 for a discussion of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133,” which we adopted January 1, 2009.
We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” on January 1, 2009. This guidance provides accounting and reporting standards for noncontrolling interests in a consolidated subsidiary and clarifies that noncontrolling interests should be reported as equity on the consolidated financial statements. As a result of adopting this guidance, we have disclosed on the face of our financial statements the portion of equity and net income attributable to the noncontrolling interests in consolidated subsidiaries. Additionally, we reclassified $47 million of noncontrolling interests from Other Deferred Credits to Equity on the December 31, 2008 Condensed Consolidated Balance Sheets. Prior year’s net income attributable to noncontrolling interests was not material to our Condensed Consolidated Statements of Income and was not reclassified. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

On January 1, 2009, we adopted FSP No. EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents as participating securities when computing earnings per share, pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.” Our awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, the adoption of this FSP did not have any impact on our financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance during the second quarter of 2009. The adoption of this Standard did not have a material impact on our financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” This Standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with US GAAP. This guidance is effective for financial statements issued for periods ending after September 15, 2009. The adoption of this Standard will not have a material impact on our financial statements.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This guidance requires enhanced employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for us on December 31, 2009. We do not expect it to have a material impact on our financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends certain requirements of FASB Interpretation No. 46(R),“Consolidation of Variable Interest Entities,” to improve financial reporting and provide more relevant and reliable information by enterprises involved with variable interest entities. This guidance is effective for us on January 1, 2010. We are currently evaluating this new guidance and the impact it may have on our financial statements.
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

Rate Proceedings Our cash flows and profitability are affected by the rates APS may charge and the timely recovery of costs through those rates. APS’ retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC. APS’ capital expenditure requirements, which are discussed above under “Pinnacle West Consolidated — Liquidity and Capital Resources,” are substantial because of environmental compliance and controls, system reliability, and continuing, though slowed, customer growth in APS’ service territory. APS needs timely recovery through rates of its capital and operating expenditures to maintain adequate financial health. On March 24, 2008, APS filed a rate case with the ACC, which it updated on June 2, 2008, requesting, among other things, an increase in retail rates to help defray rising infrastructure costs, approval of an impact fee and approval of new conservation rates. On January 30, 2009, APS and other parties to the rate case began settlement discussions and, on June 12, 2009, they filed a proposed settlement agreement with the ACC. See Note 5 for details regarding this rate case, including the ACC’s approval of an interim base rate surcharge pending the outcome of the case and a discussion of the Settlement Agreement and related timeline.
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
Customer and Sales Growth The customer and sales growth referred to in this paragraph apply to Native Load customers and sales to them. Customer growth in APS’ service territory for the six-month period ended June 30, 2009 was 0.7% compared with the prior-year period. Customer growth averaged 3% a year for the three years 2006 through 2008. We currently expect customer growth to average about 1% per year for 2009 through 2011 due to factors reflecting the economic conditions both nationally and in Arizona. For the three years 2006 through 2008, APS’ actual retail electricity sales in kilowatt-hours grew at an average annual rate of 2.9%; adjusted to exclude the effects of weather variations, such retail sales growth averaged 2.9% a year. We currently estimate that total retail electricity sales in kilowatt-hours will remain flat on average per year during 2009 through 2011, including the effects of APS’ energy efficiency programs but excluding the effects of weather variations. We currently expect our retail sales growth in 2009 to be below average because of potential effects on customer usage from the economic conditions mentioned above, retail rate increases (see Note 5) and the effects of APS’ energy efficiency programs.
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

Wholesale Market Our marketing and trading activities focus primarily on managing APS’ risks relating to fuel and purchased power costs in connection with its costs of serving Native Load customer demand. Our marketing and trading activities include, subject to specified parameters, marketing, hedging and trading in electricity and fuels. See “Formula Transmission Tariff” in Note 5 for information regarding APS’ approval by the FERC to implement a formula rate.
Other Factors Affecting Financial Results
Operations and Maintenance Expenses Operations and maintenance expenses are impacted by growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, outages, higher-trending pension and other postretirement benefit costs, renewable energy and demand side management related expenses (which are offset by the same amount of regulated electricity segment operating revenues) and other factors. APS recently identified certain operations and maintenance expense reductions for 2009 and has committed to additional reductions in the rate case Settlement Agreement. See “Energy Efficiency, Demand-Side Management and Renewable Energy Programs” and “2008 General Retail Rate Case — Proposed Settlement Agreement” in Note 5.
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
Interest Expense Interest expense is affected by the amount of debt outstanding and the interest rates on that debt (see Note 4.) The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, and internally generated cash flow. Capitalized interest offsets a portion of interest expense while capital projects are under construction. We stop accruing capitalized interest on a project when it is placed in commercial operation.
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

Subsidiaries SunCor’s net loss was approximately $26 million in 2008. SunCor’s net loss in 2008 included a $53 million (pre-tax) real estate impairment charge. SunCor’s net loss for the six months ended June 30, 2009 was approximately $233 million, which included a pre-tax impairment charge of approximately $208 million. See Note 21 for further discussion of impairment charges in 2009. These results reflect conditions in the real estate and credit markets. See “Liquidity and Capital Resources — Other Subsidiaries — SunCor” and Note 4 for a discussion of SunCor’s long-term debt, liquidity, and capital requirements.
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

The following tables show the net pre-tax changes in mark-to-market value of our derivative positions for the six months ended June 30, 2009 and 2008 (dollars in millions):

	Six Months Ended
	June 30,
	2009	2008
Mark-to-market of net positions at beginning of period	$(282)	$40
Recognized in earnings:
Change in mark-to-market gains (losses) for future period deliveries	(4)	32
Mark-to-market (gains) losses realized including ineffectiveness during the period	5	(3)
Decrease in regulatory asset	—	178
Recognized in OCI:
Change in mark-to-market gains (losses) for future period deliveries (a)	(133)	361
Mark-to-market (gains) losses realized during the period	73	(39)
Change in valuation techniques	—	—

Mark-to-market of net positions at end of period	$(341)	$569

(a)	The changes are primarily due to changes in forward natural gas prices.
The table below shows the net fair value of maturities of our derivative contracts (dollars in millions) at June 30, 2009 by yearly maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting,” in Item 8 of our 2008 Form 10-K and Note 20 for more discussion of our valuation methods.

						Years	Total
Source of Fair Value	2009	2010	2011	2012	2013	thereafter	Fair Value
Level 1 — Quoted prices in active markets	$(53)	$(11)	$—	$—	$—	$—	$(64)
Level 2 — Significant other observable inputs	(126)	(83)	(49)	(3)	—	—	(261)
Level 3 — Significant unobservable inputs	(1)	(6)	3	3	(4)	(11)	(16)

Total by maturity	$(180)	$(100)	$(46)	$—	$(4)	$(11)	$(341)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management and trading assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 (dollars in millions):

	June 30, 2009		December 31, 2008
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Earnings
Electricity	$2	$(2)	$2	$(2)
Natural gas	2	(2)	3	(3)
Regulatory asset (liability) or OCI (a)
Electricity	21	(21)	20	(20)
Natural gas	58	(58)	64	(64)

Total	$83	$(83)	$89	$(89)

(a)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged. To the extent the amounts are eligible for inclusion in the PSA, the amounts are recorded as either a regulatory asset or liability.
Credit Risk
We are exposed to losses in the event of non-performance or non-payment by counterparties. See Note 1, “Derivative Accounting,” in Item 8 of our 2008 Form 10-K for a discussion of our credit valuation adjustment policy. See Note 10 for further discussion of credit risk.

ARIZONA PUBLIC SERVICE COMPANY — RESULTS OF OPERATIONS
ARIZONA PUBLIC SERVICE COMPANY — RESULTS OF OPERATIONS
Operating Results — Three-month period ended June 30, 2009 compared with three-month period ended June 30, 2008
APS’ net income for the three months ended June 30, 2009 was $79 million, compared with net income of $125 million for the comparable prior-year period. The major factors that increased (decreased) the net income for the three-month comparison are summarized in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax

Retail rate increases primarily due to the interim rate increase effective January 1, 2009	$19	$12
Effects of weather on retail sales	12	7
Lower retail sales primarily due to lower per customer usage including the effects of the Company’s energy efficiency programs, excluding the effects of weather	(13)	(8)
Lower mark-to-market valuations of fuel and purchased power contracts related to changes in market prices, net of related PSA deferrals	(9)	(5)
Higher operations and maintenance expense primarily related to higher generation costs, including more planned maintenance	(17)	(10)
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances	(10)	(6)
Income tax benefits related to prior years resolved in 2008	—	(29)
Decrease in other expense, net of other income, primarily due to investment losses recorded in 2008	5	3
Higher depreciation and amortization primarily due to increased utility plant in service	(3)	(2)
Other miscellaneous items, net	(6)	(8)

Decrease in net income	$(22)	$(46)

Electric operating revenues were $18 million lower for the three months ended June 30, 2009 compared with the prior year period primarily because of:
•	a $26 million decrease in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see Note 5);
•	a $23 million decrease in retail revenues primarily related to lower usage, excluding weather effects;
•	an $18 million decrease in revenues from Off-System Sales due to lower market prices;
•	a $19 million increase in retail revenues due to the effects of weather;
•	a $19 million increase in retail revenues due to an interim rate increase effective January 2009 and transmission rate increases (including related retail rates);
•	a $16 million increase in renewable energy and demand side management surcharges which are offset by operations and maintenance expense (see Note 5); and
•	a $5 million net decrease due to miscellaneous factors.

Operating Results — Six-month period ended June 30, 2009 compared with six-month period ended June 30, 2008
APS’ net income for the six months ended June 30, 2009 was $63 million, compared with net income of $119 million for the comparable prior-year period. The major factors that increased (decreased) the net income for the six-month comparison are summarized in the following table (dollars in millions):

	Increase (Decrease)
	Pretax	After Tax

Interim rate increase effective January 1, 2009	$29	$18
Transmission rate increases (including related retail rates)	9	5
Lower mark-to-market valuations of fuel and purchased power contracts related to changes in market prices, net of related PSA deferrals	(28)	(17)
Lower retail sales primarily due to lower per customer usage, including the effects of the Company’s energy efficiency programs, excluding the effects of weather	(17)	(10)
Higher operations and maintenance expense primarily related to higher generation costs, including more planned maintenance	(16)	(10)
Higher depreciation and amortization primarily due to increased utility plant in service	(7)	(4)
Higher interest expense, net of capitalized financing costs, primarily due to higher debt balances	(15)	(9)
Income tax benefits related to prior years resolved in 2008	—	(29)
Decrease in other expense, net of other income, primarily due to investment losses recorded in 2008	5	3
Other miscellaneous items, net	(3)	(3)

Decrease in net income	$(43)	$(56)

Electric operating revenues were $41 million lower for the six months ended June 30, 2009 compared with the prior year period primarily because of:
•	a $48 million decrease in retail revenues related to recovery of PSA deferrals, which had no earnings effect because of amortization of the same amount recorded as fuel and purchased power expense (see Note 5);
•	a $30 million decrease in retail revenues primarily related to lower usage, excluding weather effects;
•	a $21 million decrease in revenues from Off-System Sales due to lower market prices;
•	a $3 million decrease in retail revenues due to the effects of weather;
•	a $38 million increase in retail revenues due to an interim rate increase effective January 2009 and transmission rate increases (including related retail rates);

•	a $32 million increase in renewable energy and demand side management surcharges which are offset by operations and maintenance expense (see Note 5); and
•	a $9 million net decrease due to miscellaneous factors.

ARIZONA PUBLIC SERVICE COMPANY — LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table presents net cash provided by (used for) operating, investing and financing activities for the six months ended June 30, 2009 and 2008 (dollars in millions):

	Six Months Ended
	June 30,
	2009	2008
Net cash flow provided by operating activities	$207	$686
Net cash flow used for investing activities	(536)	(457)
Net cash flow provided by (used for) financing activities	260	(196)
The decrease of approximately $479 million in net cash provided by operating activities is primarily due to changes in collateral and margin cash balances as a result of changes in commodity prices and other changes in working capital.
The increase of approximately $79 million in net cash used for investing activities is primarily due to the timing of pollution control auction rate securities redemptions (see Note 4), partially offset by lower levels of capital expenditures.
The increase of approximately $456 million in net cash provided by financing activities is primarily due to APS’ issuance of $500 million of unsecured senior notes. A portion of these proceeds were used to repay short-term borrowings. In addition, there was the issuance of $343 million of pollution control bonds, a portion of which was used to redeem $179 million of APS’ existing pollution control bonds. The remaining $164 million was deposited in a restricted trust fund for bond redemption of auction rate securities in July 2009 (See Note 4).
Contractual Obligations
APS’ future contractual obligations, including contingent obligations, related to purchased power and fuel contracts have increased from approximately $7.9 billion at December 31, 2008 to $13.0 billion at June 30, 2009 as follows (dollars in billions):

2009	2010-2011	2012-2013	Thereafter	Total
$0.6	$0.7	$0.8	$10.9	$13.0
This increase is primarily due to purchased power and fuel commitments, predominately a contingent renewable purchased power agreement with Starwood Solar I for a 290 MW solar project scheduled for completion in 2013.
See Note 4 for a discussion of APS’ recent long-term debt issuances and a list of APS’ payments due on total long-term debt and capitalized lease requirements.

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements based on current expectations, and neither Pinnacle West nor APS assumes any obligation to update these statements or make any further statements on any of these issues, except as required by applicable law. These forward-looking statements are often identified by words such as “estimate,” “predict,” “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from results or outcomes currently expected or sought by Pinnacle West or APS. In addition to the Risk Factors described in Item 1A of the 2008 Form 10-K, these factors include, but are not limited to:
•	state and federal regulatory and legislative decisions and actions, including the outcome or timing of the pending rate case of APS;
•	increases in our capital expenditures and operating costs and our ability to achieve timely and adequate rate recovery of these increased costs;
•	our ability to reduce capital expenditures and other costs while maintaining reliability and customer service levels, and unexpected developments that would limit us from achieving all or some of our planned capital expenditure reductions;
•	volatile fuel and purchased power costs, including fluctuations in market prices for natural gas, coal, uranium and other fuels used in our generating facilities, availability of supplies of such commodities, and our ability to recover the costs of such commodities;
•	the outcome and resulting costs of regulatory, legislative and judicial proceedings, both current and future, including those related to environmental matters and climate change;
•	the availability of sufficient water supplies to operate our generation facilities, including as the result of drought conditions;
•	the potential for additional restructuring of the electric industry, including decisions impacting wholesale competition and the introduction of retail electric competition in Arizona;
•	regional, national and international economic and market conditions, including the strength of the real estate, credit and financial markets;
•	the potential adverse impact of current economic conditions on our results of operations;
•	the cost of debt and equity capital and access to capital markets;
•	changes in the market price of our common stock;
•	restrictions on dividends or other burdensome provisions in new or existing credit agreements;
•	our ability, or the ability of our subsidiaries, to meet debt service obligations;
•	current credit ratings remaining in effect for any given period of time;
•	the performance of the stock market and the changing interest rate environment, which affect the value of our nuclear decommissioning trust, pension, and other postretirement benefit plan assets, the amount of required contributions to Pinnacle West’s pension plan and contributions to APS’ nuclear decommissioning trust funds, as well as the reported costs of providing pension and other postretirement benefits and our ability to recover such costs;
•	volatile market liquidity, any deteriorating counterparty credit and the use of derivative contracts in our business (including the interpretation of the subjective and complex accounting rules related to these contracts);

•	the potential shortfall in insurance coverage for a loss resulting from an insurer failing to meet, or being unwilling to meet, its obligations under our insurance policies, or from our commercially reasonable levels of insurance failing to fully cover the loss incurred;
•	changes in accounting principles generally accepted in the United States of America, the interpretation of those principles and the impact of the adoption of new accounting standards;
•	customer growth and energy usage;
•	weather variations affecting local and regional customer energy usage;
•	power plant performance and outages;
•	transmission outages and constraints;
•	the completion of generation and transmission construction in the region, which could affect customer growth and the cost of power supplies;
•	risks inherent in the operation of nuclear facilities, such as environmental, regulatory, health and financial risks, risk of terrorist attack, planned and unplanned outages and unfunded decommissioning costs;
•	the ability of our power plant participants to meet contractual or other obligations;
•	technological developments in the electric industry;
•	the results of litigation and other proceedings resulting from the California and Pacific Northwest energy situations;
•	the performance of Pinnacle West’s subsidiaries and any resulting effects on its cash flow;
•	the strength of the real estate and credit markets and economic and other conditions affecting the real estate and credit markets in SunCor’s market areas, which include Arizona, Idaho, New Mexico and Utah; and
•	other uncertainties, all of which are difficult to predict and many of which are beyond the control of Pinnacle West and APS.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.
APS’ management, with the participation of APS’ Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’ disclosure controls and procedures as of June 30, 2009. Based on that evaluation, APS’ Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’ disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
No change in Pinnacle West’s or APS’ internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’ internal control over financial reporting.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Proposal 1 — Election of Directors
At our Annual Meeting of Shareholders held on May 20, 2009, the following persons were elected as directors:

Directors (Term to expire at			Abstentions and Broker
2010 Annual Meeting)	Votes For	Votes Withheld	Non-Votes

Edward N. Basha, Jr.	84,404,209	1,669,440	N/A

Donald E. Brandt	83,838,586	2,235,063	N/A

Susan Clark-Johnson	82,410,143	3,663,506	N/A

Michael L. Gallagher	68,232,963	17,840,686	N/A

Pamela Grant	84,010,027	2,063,622	N/A

Roy A. Herberger, Jr.	84,050,900	2,022,749	N/A

William S. Jamieson	84,031,166	2,042,483	N/A

Humberto S. Lopez	84,094,942	1,978,707	N/A

Kathryn L. Munro	83,896,266	2,177,383	N/A

Bruce J. Nordstrom	84,570,989	1,502,660	N/A

W. Douglas Parker	82,408,588	3,665,061	N/A

William J. Post	84,072,597	2,001,052	N/A

William L. Stewart	82,534,294	3,539,355	N/A

Proposal 2 — Independent Auditors
At the same meeting, a proposal for the ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending 2009 was submitted to the shareholders, and the voting was as follows:

Proposal for the ratification
of the selection of Deloitte &
Touche LLP for the fiscal year			Abstentions and
ending 2009	Votes For	Votes Against	Broker Non-Votes

	85,141,719	727,289	204,641
Proposal 3 — Shareholder Proposal
Also at this annual meeting, a shareholder proposal requesting that the Board of Directors take the steps necessary to amend our bylaws and each appropriate governing document to give holders of 10% of our outstanding common stock (or the lowest percentage allowed by law above 10%) the power to call special shareowner meetings was submitted to the shareholders. This includes that such bylaw and/or charter text will not have any exception or exclusion conditions (to the fullest extent permitted by state law) that apply only to shareowners but not to management and/or the board. The voting was as follows:

Shareholder proposal to provide
for amending the Company
bylaws to give holders of 10% of
our outstanding common stock the
power to call special shareowner			Abstentions and
meetings	Votes For	Votes Against	Broker Non-Votes

	47,654,894	26,340,086	12,078,669

Item 5.	OTHER INFORMATION
Construction and Financing Programs
See “Liquidity and Capital Resources” in Part I, Item 2 of this report for a discussion of construction and financing programs of the Company and its subsidiaries.
Regulatory Matters
See Note 5 for a discussion of regulatory developments.
Environmental Matters
Superfund
See “Superfund” in Note 12 for a discussion of a Superfund site.

EPA Environmental Regulation
Regional Haze Rules As previously reported, EPA Region 9 requested that APS perform a “best available retrofit technology” (BART) analysis for Four Corners, and we are currently waiting to receive the EPA’s final determination as to what constitutes BART for this plant. See “Business of Arizona Public Service Company — Environmental Matters — EPA Environmental Regulation — Regional Haze Rules” in Item 1 of the 2008 Form 10-K. The BART issues related to Four Corners also apply to the Navajo Generating Station (“Navajo”), which is operated by Salt River Project. APS owns a 14% interest in Navajo Units 1, 2 and 3. As with the Four Corners BART matter, we are waiting to receive EPA’s final determination as to what constitutes BART for Navajo. Once we receive the determination, APS and the other Navajo participant owners will have five years to achieve compliance with the BART requirements. However, in order to coordinate with the plant’s other scheduled activities, SRP is currently implementing portions of its recommended plan for Navajo on a voluntary basis. Costs related to the implementation of these portions of the recommended plan are included in our environmental expenditure estimates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Item 2).
Four Corners FIP On April 30, 2007, the EPA adopted a source specific FIP to set air quality standards at Four Corners. The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed. The FIP also includes a requirement to maintain and enhance dust suppression methods. On July 2, 2007, APS filed a petition for review in the United States District Court of Appeals for the Tenth Circuit seeking revisions to the FIP to clarify certain requirements and allow operational flexibility. The Sierra Club intervened in this action. On July 6, 2007, the Sierra Club and other parties filed a petition for review with the same court challenging the FIP’s compliance with the Clean Air Act and we intervened in their action. In our lawsuit, we challenged two key provisions of the FIP: a 20% opacity limit on certain fugitive dust emissions, and a 20% stack opacity limit on Units 4 and 5. During 2008, the EPA voluntarily moved to vacate the fugitive dust provisions of the FIP, and on April 14, 2009, the court granted EPA’s motion. The court also rejected the Sierra Club’s challenges to the FIP and ruled in favor of the 20% stack opacity limit. While we do not believe that compliance with this limit will have a material adverse impact on our financial position, results of operations or cash flows, we filed a petition for rehearing on May 29, 2009 related to the stack opacity limit finding because we do not believe that the EPA properly established the limit in question.
Coal Combustion Waste Primarily as a result of the Tennessee Valley Authority’s coal ash impoundment failure at the Kingston Power Plant in December 2008, the EPA is expected to issue proposed regulations governing the handling and disposal of coal combustion byproducts (“CCBs”), such as fly ash. The EPA is evaluating options that include regulation of CCBs under non-hazardous waste standards, hazardous waste standards, or a combination of both. A proposed rule is expected by the end of 2009, and it is uncertain as to when the EPA will issue a final rule, including required compliance dates. While APS continues to advocate for the regulation of CCBs as non-hazardous waste, we cannot currently predict the outcome of the EPA’s actions and whether such actions will have a material adverse impact on our financial position, results of operations or cash flows.

Climate Change
Legislative and Regulatory Initiatives. In the past several years, the United States Congress has considered bills that would regulate domestic greenhouse gas emissions, but such bills have not yet received sufficient Congressional approval to become law; however, on June 26, 2009, the House of Representatives approved the American Clean Energy and Security Act of 2009, H.R. 2454. In addition to establishing clean energy programs, H.R. 2454 would establish a greenhouse gas emission cap-and-trade system applicable to about 85% of all emission sources in the nation. This legislation now moves to the Senate for its consideration. The economic and operational impact of this or any similar legislation on the Company depends on a variety of factors, none of which can be fully known until such legislation passes and the specifics of the resulting program are established. These factors include the terms of the legislation with regard to allowed emissions; whether the permitted emissions will be allocated or auctioned; the cost to reduce emissions or buy them in the marketplace; and the availability of offsets and mitigating factors to moderate the costs of compliance.
In 2007, the United States Supreme Court ruled that greenhouse gases fit within the Clean Air Act’s broad definition of “air pollutant” and, as a result, the EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act. The EPA was charged with determining whether greenhouse gas emissions “endanger the public health and welfare of current and future generations.” On April 17, 2009, the EPA issued a proposed finding that such emissions do endanger the public. While the Supreme Court decision applies only to emissions from new motor vehicles, the EPA’s determination will likely impact other Clean Air Act programs as well, and could potentially result in new regulatory requirements for our power plants. At the present time we cannot predict when the EPA will issue its final finding, what rules or regulations may ultimately result from this finding, and what impact these rules or regulations will have on our operations. The EPA has also drafted a proposed greenhouse gas reporting rule, which was available for public review and comment through June 9, 2009. This proposed rule, expected to be finalized by mid to late 2009, is in anticipation of future regulation of greenhouse gases under the Clean Air Act and applies to direct greenhouse gas emissions from facilities such as our power plants.
In addition to federal legislative initiatives, state specific initiatives may also impact our business. While Arizona has not yet enacted any state specific legislation regarding greenhouse gas emissions, AB 32 is a California statute mandating the reduction of greenhouse gas emissions to 1990 levels by 2020. In December 2008, the California Air Resources Board issued a final scoping plan, which is intended to form the basis of rules required under AB 32. On January 1, 2012, the regulations based on the scoping plan will become effective. We are monitoring this and other state legislative developments to evaluate whether, and the extent to which, any resulting statutes or rules in California or other states may affect our business, including our sales into the impacted states or the ability of our out-of-state power plant participants to meet their obligations.
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

Regional Initiative. In 2007, six western states (Arizona, California, New Mexico, Oregon, Utah and Washington) and two Canadian provinces (British Columbia and Manitoba) entered into an accord, the Western Climate Initiative (“WCI”), to reduce greenhouse gas emissions from automobiles and certain industries, including utilities. Montana, Quebec and Ontario have also joined WCI. In August 2007, WCI participants set a goal of reducing greenhouse gas emissions 15% below 2005 levels by 2020. In 2008, draft documents were issued for public comment and, in September 2008, WCI issued the design of a cap-and-trade program for greenhouse gas emissions. We are reviewing the recommendations and requirements in these documents, which currently provide only a general framework for the proposed program. Due in part to the recent activity at the federal level discussed above, the initiative’s momentum and the movement toward detailed proposed rules has slowed. Since details are not yet available, such as the number of allowances each source may receive, we are unable to quantify the potential financial and operational impacts on our business should Arizona adopt and implement rules based on WCI’s cap-and-trade program design and any forthcoming regulations. In addition, we believe that in Arizona, the implementation of any such program and rules would require legislative action. As a result, while we continue to monitor the progress and impact of WCI, at the present time we cannot predict what detailed form it will ultimately take, whether it will be implemented or, if it is implemented, what impact it will have on our operations.
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
In addition, on May 18, 2009, we submitted a comprehensive Climate Change Management Plan to the ACC to comply with an ACC order that directed APS to undertake a climate management plan, carbon emission reduction study and commitment and action plan with public input and ACC review. The Climate Change Management Plan details scientific, legislative and policy issues, potential physical and financial risks to APS, greenhouse gas emission inventory, APS technology innovation and greenhouse gas reduction efforts, and our companies’ strategic approach to climate change management.
In January 2008, APS joined the Climate Registry as a Founding Reporter. Founding Reporters are companies that voluntarily joined the non-profit organization before May 2008 to measure and report greenhouse gas emissions in a common, accurate and transparent manner consistent across industry sectors and borders. Pinnacle West has also reported, and will continue to report, greenhouse gas emissions in its annual Corporate Responsibility Report, which is available on our website (www.pinnaclewest.com). In addition to emissions data, the report provides information related to the Company, its approach to sustainability and its workplace and environmental performance, as well as a copy of our Climate Change Management Plan discussed above. The information on Pinnacle West’s website, including the Corporate Responsibility Report, is not incorporated by reference into this report.

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

In addition, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit			Previously Filed as	Date
No.	Registrant(s)	Description	Exhibit[1]	Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-7-08

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of January 21, 2009	3.2 to Pinnacle West/APS December 31, 2008 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-20-09

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File Nos. 1-8962 and 1-4473	2-20-09

[1]	Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)
Dated: August 4, 2009	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY (Registrant)
Dated: August 4, 2009	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)

EXHIBIT INDEX

Exhibit No.	Registrant(s)	Description

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002