Form 10-Q
period 2010-06-30
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2010-08-03
CIK 7286, 764622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

PINNACLE WEST CAPITAL CORPORATION
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
ARIZONA PUBLIC SERVICE COMPANY
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐	No ☑
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 28, 2010: 108,642,028
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 28, 2010: 71,264,947

Arizona Public Service Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

Page

Forward-Looking Statements	2

Part I	3

Item 1. Financial Statements	3

Pinnacle West Capital Corporation	3

Arizona Public Service Company	43

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3. Quantitative and Qualitative Disclosures About Market Risk	78

Item 4. Controls and Procedures	78

Part II	79

Item 1. Legal Proceedings	79

Item 1A. Risk Factors	79

Item 5. Other Information	79

Item 6. Exhibits	82

Signatures	85

Exhibit 3.1
Exhibit 10.1
Exhibit 10.2
Exhibit 12.1
Exhibit 12.2
Exhibit 12.3
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements based on current expectations, and neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by applicable law. These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS. In addition to the Risk Factors described in Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”) and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, these factors include, but are not limited to:
•	regulatory and judicial decisions, developments and proceedings;
•	our ability to achieve timely and adequate rate recovery of our costs;
•	our ability to reduce capital expenditures and other costs while maintaining reliability and customer service levels;
•	variations in demand for electricity, including those due to weather, the general economy, customer and sales growth (or decline), and the effects of energy conservation measures;
•	power plant performance and outages;
•	volatile fuel and purchased power costs;
•	fuel and water supply availability;
•	new legislation or regulation relating to greenhouse gas emissions, renewable energy mandates and energy efficiency standards;
•	our ability to meet renewable energy requirements and recover related costs, including returns on debt and equity capital;
•	risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainty;
•	competition in retail and wholesale power markets;
•	the duration and severity of the economic decline in Arizona and current credit, financial and real estate market conditions;
•	the cost of debt and equity capital and the ability to access capital markets when required;
•	restrictions on dividends or other burdensome provisions in our credit agreements and Arizona Corporation Commission (“ACC”) orders;
•	our ability, or the ability of our subsidiaries, to meet debt service obligations;
•	changes to our credit ratings;
•	the investment performance of the assets of our nuclear decommissioning trust, pension, and other postretirement benefit plans and the resulting impact on future funding requirements;
•	the liquidity of wholesale power markets and the use of derivative contracts in our business;
•	potential shortfalls in insurance coverage;
•	new accounting requirements or new interpretations of existing requirements;
•	transmission and distribution system conditions and operating costs;
•	the ability to meet the anticipated future need for additional baseload generation and associated transmission facilities in our region;
•	the ability of our counterparties and power plant participants to meet contractual or other obligations;
•	technological developments in the electric industry; and
•	economic and other conditions affecting SunCor Development Company’s (“SunCor”) ability to dispose of its remaining assets and satisfy its debt obligations.
These and other factors are discussed in Risk Factors described in Item 1A of our 2009 Form 10-K, which readers should review carefully before placing any reliance on our financial statements or disclosures.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2010	2009
OPERATING REVENUES
Regulated electricity segment	$799,416	$812,510
Other revenues	21,178	6,078

Total	820,594	818,588

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	251,800	291,699
Operations and maintenance	215,104	215,545
Depreciation and amortization	103,017	100,980
Taxes other than income taxes	31,684	32,766
Other expenses	15,716	5,704

Total	617,321	646,694

OPERATING INCOME	203,273	171,894

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	5,504	4,730
Other income (Note 11)	933	6,252
Other expense (Note 11)	(5,660)	(4,187)

Total	777	6,795

INTEREST EXPENSE
Interest charges	60,741	59,884
Allowance for borrowed funds used during construction	(3,104)	(3,225)

Total	57,637	56,659

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	146,413	122,030
INCOME TAXES	51,829	41,000

INCOME FROM CONTINUING OPERATIONS	94,584	81,030
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $16,281 and $(5,213) (Note 14)	24,982	(8,184)

NET INCOME	119,566	72,846
Less: Net income attributable to noncontrolling interests (Notes 7 and 16)	4,769	4,499

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$114,797	$68,347

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	107,355	101,109
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	107,764	101,193

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$0.84	$0.76
Net income attributable to common shareholders — basic	1.07	0.68
Income from continuing operations attributable to common shareholders — diluted	0.83	0.75
Net income attributable to common shareholders — diluted	1.07	0.68
DIVIDENDS DECLARED PER SHARE	$1.05	$0.525

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$89,806	$76,379
Discontinued operations, net of tax	24,991	(8,032)

Net income attributable to common shareholders	$114,797	$68,347

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2010	2009
OPERATING REVENUES
Regulated electricity segment	$1,410,841	$1,415,088
Other revenues	30,108	10,878

Total	1,440,949	1,425,966

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	467,340	539,087
Operations and maintenance	422,946	412,371
Depreciation and amortization	203,670	201,058
Taxes other than income taxes	63,408	66,773
Other expenses	22,644	10,829

Total	1,180,008	1,230,118

OPERATING INCOME	260,941	195,848

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	10,893	9,722
Other income (Note 11)	1,819	3,292
Other expense (Note 11)	(7,134)	(10,529)

Total	5,578	2,485

INTEREST EXPENSE
Interest charges	121,446	117,148
Allowance for borrowed funds used during construction	(6,151)	(6,969)

Total	115,295	110,179

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	151,224	88,154
INCOME TAXES	44,657	27,816

INCOME FROM CONTINUING OPERATIONS	106,567	60,338
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $7,891 and $(90,094) (Note 14)	12,102	(153,562)

NET INCOME (LOSS)	118,669	(93,224)
Less: Net income (loss) attributable to noncontrolling interests (Notes 7 and 16)	9,886	(5,061)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$108,783	$(88,163)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	104,431	101,048
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	104,857	101,048

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$0.93	$0.51
Net income (loss) attributable to common shareholders — basic	1.04	(0.87)
Income from continuing operations attributable to common shareholders — diluted	0.92	0.51
Net income (loss) attributable to common shareholders — diluted	1.04	(0.87)
DIVIDENDS DECLARED PER SHARE	$1.575	$1.05

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$96,661	$51,037
Discontinued operations, net of tax	12,122	(139,200)

Net income (loss) attributable to common shareholders	$108,783	$(88,163)

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$50,502	$145,378
Customer and other receivables	283,991	301,915
Accrued unbilled revenues	162,441	110,971
Allowance for doubtful accounts	(6,380)	(6,153)
Materials and supplies (at average cost)	172,091	176,020
Fossil fuel (at average cost)	29,597	39,245
Deferred income taxes	187,216	53,990
Income tax receivable	—	26,005
Assets from risk management activities (Note 8)	60,111	50,619
Assets held for sale (Notes 14 and 16)	102,674	—
Other current assets	44,543	30,747

Total current assets	1,086,786	928,737

INVESTMENTS AND OTHER ASSETS
Real estate investments — net (Note 16)	—	119,989
Assets from risk management activities (Note 8)	44,205	28,855
Nuclear decommissioning trust (Note 15)	424,260	414,576
Other assets	109,788	110,091

Total investments and other assets	578,253	673,511

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	12,932,366	12,848,138
Accumulated depreciation and amortization	(4,400,416)	(4,340,645)

Net	8,531,950	8,507,493
Construction work in progress	496,457	467,700
Palo Verde sale leaseback, net of accumulated depreciation (Note 7)	142,335	146,722
Intangible assets, net of accumulated amortization	168,233	164,380
Nuclear fuel, net of accumulated amortization	136,151	118,243

Total property, plant and equipment	9,475,126	9,404,538

DEFERRED DEBITS
Regulatory assets	850,001	813,161
Income tax receivable (Note 6)	65,103	65,103
Other	102,931	101,274

Total deferred debits	1,018,035	979,538

TOTAL ASSETS	$12,158,200	$11,986,324

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2010	2009
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$261,203	$240,637
Accrued taxes (Note 6)	153,552	104,011
Accrued interest	54,184	54,596
Common dividends payable	56,938	—
Short-term borrowings	4,616	153,715
Current maturities of long-term debt (Note 2)	458,756	303,476
Customer deposits	69,181	71,026
Liabilities from risk management activities (Note 8)	63,567	55,908
Other current liabilities	105,112	125,574

Total current liabilities	1,227,109	1,108,943

LONG-TERM DEBT LESS CURRENT MATURITIES
Long-term debt less current maturities (Note 2)	3,213,145	3,370,524
Palo Verde sale leaseback lessor notes (Notes 2 and 7)	113,379	126,000

Total long-term debt less current maturities	3,326,524	3,496,524

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,696,990	1,496,095
Deferred fuel and purchased power regulatory liability (Note 3)	97,047	87,291
Other regulatory liabilities	651,146	679,072
Liability for asset retirements	317,980	301,783
Liabilities for pension and other postretirement benefits (Note 4)	728,934	811,338
Liabilities from risk management activities (Note 8)	86,580	62,443
Customer advances	133,112	136,595
Coal mine reclamation	92,557	92,060
Unrecognized tax benefits (Note 6)	76,760	142,099
Other	130,458	144,077

Total deferred credits and other	4,011,564	3,952,853

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 9)
Common stock, no par value	2,411,597	2,153,295
Treasury stock	(2,734)	(3,812)

Total common stock	2,408,863	2,149,483

Retained earnings	1,239,865	1,298,213

Accumulated other comprehensive loss:
Pension and other postretirement benefits	(53,421)	(50,892)
Derivative instruments	(115,759)	(80,695)

Total accumulated other comprehensive loss	(169,180)	(131,587)

Total shareholders’ equity	3,479,548	3,316,109
Noncontrolling interests (Note 7)	113,455	111,895

Total equity	3,593,003	3,428,004

TOTAL LIABILITIES AND EQUITY	$12,158,200	$11,986,324

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$118,669	$(93,224)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of district cooling business	(41,973)	—
Depreciation and amortization including nuclear fuel	229,964	222,790
Deferred fuel and purchased power	65,249	13,144
Deferred fuel and purchased power amortization	(55,494)	66,163
Allowance for equity funds used during construction	(10,893)	(9,722)
Real estate impairment charges	16,731	222,055
Deferred income taxes	50,972	77,588
Change in mark-to-market valuations	2,396	(401)
Changes in current assets and liabilities:
Customer and other receivables	(7,133)	37,447
Accrued unbilled revenues	(51,470)	(44,309)
Materials, supplies and fossil fuel	13,577	(21,628)
Other current assets	(13,796)	(1,432)
Accounts payable	45,313	(49,711)
Accrued taxes and income tax receivable-net	75,546	(169,754)
Other current liabilities	(22,719)	(15,795)
Expenditures for real estate investments	(458)	(1,560)
Gains and other changes in real estate assets	(2,931)	7,135
Change in margin and collateral accounts — assets	656	(2,457)
Change in margin and collateral accounts — liabilities	(90,694)	(91,856)
Change in unrecognized tax benefits	(62,630)	14,386
Change in other long-term assets	(5,542)	(8,023)
Change in other long-term liabilities	(51,926)	51,560

Net cash flow provided by operating activities	201,414	202,396

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(378,579)	(393,682)
Contributions in aid of construction	15,163	33,371
Allowance for borrowed funds used during construction	(6,395)	(7,145)
Proceeds from sale of district cooling business	100,300	—
Proceeds from nuclear decommissioning trust sales	329,796	244,858
Investment in nuclear decommissioning trust	(342,004)	(255,754)
Trust fund for bond redemptions	—	(163,975)
Other	3,850	990

Net cash flow used for investing activities	(277,869)	(541,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	840,630
Repayment of long-term debt	(15,221)	(202,372)
Short-term borrowings and payments — net	(149,099)	(279,971)
Dividends paid on common stock	(106,522)	(102,439)
Common stock equity issuance	254,612	1,707
Noncontrolling interests	(3,286)	(3,393)
Other	1,095	(2,871)

Net cash flow (used for) provided by financing activities	(18,421)	251,291

NET DECREASE IN CASH AND CASH EQUIVALENTS	(94,876)	(87,650)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	145,378	105,245

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,502	$17,595

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of (refunds)	$(3,944)	$17,602
Interest, net of amounts capitalized	$115,722	$97,524
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Consolidation and Nature of Operations
The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, SunCor, APS Energy Services Company, Inc. (“APSES”), and El Dorado Investment Company (“El Dorado”). Intercompany accounts and transactions between the consolidated companies have been eliminated. The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde sale leaseback variable interest entities (see Note 7 for further discussion). Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Weather conditions cause significant seasonal fluctuations in our revenues; therefore, results for interim periods do not necessarily represent results expected for the year.
In preparing the condensed consolidated financial statements, we have evaluated the events that have occurred after December 31, 2009 through the date the financial statements were issued. Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual statements. This quarterly report should be reviewed in conjunction with the audited financial statements included in the 2009 Form 10-K. These condensed consolidated financial statements and notes have been prepared consistently with the 2009 Form 10-K with the exception of the reclassification of certain prior-year amounts on our Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows in accordance with accounting requirements for reporting discontinued operations (see Note 14) and amended accounting guidance on consolidation of variable interest entities (“VIEs”) (see Note 7). The following tables show the impacts of the reclassifications to prior year (previously reported) amounts (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

				Amount
				reported after
		Reclassifications		adoption of
		as a result of the		amended VIE
		adoption of		accounting
	As	new VIE	Reclassifications	guidance and
	previously	accounting	for discontinued	discontinued
	reported	guidance	operations	operations
Statement of Income for the Three Months Ended June 30, 2009
Operating Revenues
Real estate segment	$12,680	$—	$(12,680)	$—
Other revenues	10,782	—	(4,704)	6,078
Operating Expenses
Real estate segment operations	19,429	—	(19,429)	—
Real estate impairment charge	(4,062)	—	4,062	—
Operations and maintenance	226,245	(9,914)	(786)	215,545
Depreciation and amortization	100,034	1,925	(979)	100,980
Taxes other than income taxes	32,887	—	(121)	32,766
Other expenses	7,733	—	(2,029)	5,704
Other
Other income	6,608	—	(356)	6,252
Interest Expense
Interest charges	58,863	3,338	(2,317)	59,884
Allowance for borrowed funds used under construction	(3,311)	—	86	(3,225)
Income Taxes	39,579	—	1,421	41,000
Income From Continuing Operations	74,027	4,651	2,352	81,030
Loss From Discontinued Operations	(5,832)	—	(2,352)	(8,184)
Net Income	68,195	4,651	—	72,846
Net Income (Loss) Attributable To Noncontrolling Interests	(152)	4,651	—	4,499

Statement of Income for the Six Months Ended June 30, 2009
Operating Revenues
Real estate segment	$27,520	$—	$(27,520)	$—
Other revenues	19,231	—	(8,353)	10,878
Operating Expenses
Real estate segment operations	46,339	—	(46,339)	—
Real estate impairment charge	204,418	—	(204,418)	—
Operations and maintenance	433,776	(19,829)	(1,576)	412,371
Depreciation and amortization	199,920	3,851	(2,713)	201,058
Taxes other than income taxes	67,015	—	(242)	66,773
Other expenses	14,200	—	(3,371)	10,829
Other
Other income	3,746	—	(454)	3,292
Interest Expense
Interest charges	114,559	6,677	(4,088)	117,148
Allowance for borrowed funds used under construction	(7,145)	—	176	(6,969)
Income Taxes	(55,425)	—	83,241	27,816
Income (Loss) From Continuing Operations	(91,966)	9,301	143,003	60,338
Loss From Discontinued Operations	(10,559)	—	(143,003)	(153,562)
Net Loss	(102,525)	9,301	—	(93,224)
Net Loss Attributable To Noncontrolling Interests	(14,362)	9,301	—	(5,061)

		Reclassifications as a	Amount reported
		result of the adoption of	after adoption of
	As previously	new VIE accounting	amended VIE
	reported	guidance	accounting guidance
Balance Sheets — December 31, 2009
Property, Plant and Equipment — Palo Verde sale leaseback, net of accumulated depreciation	$—	$146,722	$146,722
Deferred Debits — Regulatory assets	781,714	31,447	813,161
Current Liabilities — Current maturities of long-term debt	277,693	25,783	303,476
Long-Term Debt Less Current Maturities — Palo Verde sale leaseback lessor notes	—	126,000	126,000
Deferred Credits and Other — Other	200,015	(55,938)	144,077
Equity — Noncontrolling Interests	29,571	82,324	111,895

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Reclassifications as a	Amounts reported
		result of the adoption of	after adoption of
	As previously	the new VIE accounting	amended VIE
	reported	guidance	accounting guidance
Statement of Cash Flows for the Six Months Ended June 30, 2009
Cash Flows from Operating Activities
Net loss	$(102,525)	$9,301	$(93,224)
Depreciation and amortization including nuclear fuel	218,939	3,851	222,790
Other current liabilities	(7,977)	(7,818)	(15,795)
Other long-term assets	(8,025)	2	(8,023)
Other long-term liabilities	46,898	4,662	51,560
Cash Flows from Financing Activities
Repayment and acquisition of long-term debt	(195,767)	(6,605)	(202,372)
Noncontrolling interests	—	(3,393)	(3,393)
Supplemental Disclosure of Cash Flow Information
Cash paid for Interest, Net of Amounts Capitalized	90,847	6,677	97,524
2. Long-term Debt and Liquidity Matters
The following table shows principal payments due on Pinnacle West’s and APS’ total long-term debt and capitalized lease requirements as of June 30, 2010 (dollars in millions):

	Consolidated	Consolidated
Year	Pinnacle West	APS
2010	$271	$181
2011	632	457
2012	478	478
2013	92	92
2014	503	503
Thereafter	1,816	1,816

Total	$3,792	$3,527

Credit Facilities, Debt and Equity Issuances
Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs. During the first quarter of 2010, Pinnacle West and APS refinanced existing revolving credit facilities that would have otherwise matured in December 2010. Since March 2010, Pinnacle West and APS have accessed the commercial paper markets, which neither company had utilized since the third quarter of 2008 due to negative market conditions.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Pinnacle West
On February 12, 2010, Pinnacle West refinanced its $283 million revolving credit facility that would have matured in December 2010, and decreased the size of the facility to $200 million. The new facility matures in February 2013. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Pinnacle West will use the facility for general corporate purposes, commercial paper support and for the issuance of letters of credit. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings. As a result of the downsized credit facility, the Company also reduced the size of its commercial paper program to $200 million from $250 million.
At June 30, 2010, the $200 million credit facility was available to support the issuance of up to $200 million in commercial paper or for bank borrowings, including issuances of letters of credit up to $100 million. At June 30, 2010, Pinnacle West had no outstanding borrowings under this credit facility, no commercial paper borrowings and no outstanding letters of credit.
In April 2010, Pinnacle West issued 6,900,000 shares of common stock at an offering price of $38.00 per share, resulting in net proceeds of approximately $253 million. Pinnacle West contributed all of the net proceeds from this offering into APS in the form of equity infusions. APS has used these contributions to repay short-term indebtedness, to finance capital expenditures and for other general corporate purposes.
In June 2010, Pinnacle West received approximately $100 million related to the sale of APSES’ district cooling business. The net proceeds were used to repay short-term indebtedness.
APS
On February 12, 2010, APS refinanced its $377 million credit facility that would have matured in December 2010, and increased the size of the facility to $500 million. The new credit facility terminates in February 2013. APS has the option to increase the amount of the facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders. APS will use the facility for general corporate purposes, commercial paper support and for the issuance of letters of credit. Interest rates are based on APS’ senior unsecured debt credit ratings.
At June 30, 2010, APS had two credit facilities totaling $989 million, including the $500 million credit facility described above and a $489 million facility that terminates in September 2011. These facilities are available either to support the issuance of up to $250 million in commercial paper or for bank borrowings, including issuances of letters of credit up to $739 million. At June 30, 2010, APS had no borrowings outstanding under any of its credit facilities and no outstanding commercial paper. A $20 million letter of credit was issued under APS’ $489 million credit facility in the second quarter of 2010.
On July 13, 2010, APS changed the interest rate mode for the approximately $33 million of Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Bonds (Arizona Public Service Company Navajo Project) 1994 Series A, due 2029. The rate period for the bonds changed from a daily rate mode, supported by a letter of credit, to a three-year term rate mode that will bear interest at a rate of 3.625% per annum for three years. The letter of credit was terminated in connection with this change, and there is no bank or other third-party credit support for the bonds in the term rate mode.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On January 1, 2010, due to the adoption of amended accounting guidance relating to VIEs, APS began consolidating the Palo Verde Lessor Trusts (see Note 7) and, as a result of consolidation of these VIEs, APS has reported the Lessor Trusts’ long-term debt on its Condensed Consolidated Balance Sheets. Interest rates on these debt instruments are 8% and are fixed for the remaining life of the debt. As of June 30, 2010, approximately $30 million was classified as current maturities of long-term debt and $113 million was classified as long-term debt relating to these VIEs. These debt instruments mature on December 30, 2015 and have sinking fund features that are serviced by the lease payments. See Note 7 for additional discussion of the VIEs.
SunCor
In July, SunCor sold land parcels, commercial assets and a master planned home-building community for approximately $70 million, which approximated the carrying value of these assets, resulting in a net gain of zero. In connection with this sale, SunCor negotiated a restructuring of certain of its credit facilities, including its principal loan facility. The debt restructuring resulted in an after-tax gain of approximately $9 million, which will be recognized in the third quarter of 2010.
At June 30, 2010, SunCor had approximately $103 million of assets on its balance sheet classified as assets held for sale. These assets consisted of the $70 million of assets sold in July as discussed above, $25 million of consolidated VIEs (see Note 7), master planned home-building communities and golf courses. Because it is expected that SunCor will dispose of these assets within the next 12 months, they are classified as assets held for sale on the balance sheet.
At June 30, 2010, SunCor had $94 million of debt outstanding under various credit facilities, all of which was in default. After the sale and debt restructuring discussed above, $6 million remains outstanding. Neither Pinnacle West nor any of its other subsidiaries has guaranteed any SunCor indebtedness. A SunCor debt default would not result in a cross-default of any of the debt of Pinnacle West or any of its other subsidiaries. While there can be no assurances as to the ultimate outcome of this matter, Pinnacle West does not believe that SunCor’s inability to repay remaining debt outstanding would have a material adverse impact on Pinnacle West’s cash flows or liquidity.
As of June 30, 2010, SunCor could not transfer any cash dividends to Pinnacle West. This restriction does not affect Pinnacle West’s ability to meet its ongoing capital requirements.
Debt Provisions
An existing ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At June 30, 2010, APS’ common equity ratio, as defined, was 52%. Its total shareholder equity was approximately $3.6 billion, and total capitalization was approximately $7.0 billion. APS would be prohibited from paying dividends if the payment would reduce its common equity below approximately $2.8 billion, assuming APS’ total capitalization remains the same. This restriction does not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Regulatory Matters
2008 General Retail Rate Case Impacts
On December 30, 2009, the ACC issued an order approving a settlement agreement (“Settlement Agreement”) entered into by APS and twenty-one other parties to its general retail rate case, which was originally filed in March 2008. The Settlement Agreement contains on-going requirements, commitments and authorizations, including the following:
•	Revenue accounting treatment for line extension payments received for new or upgraded service from January 1, 2010 through year end 2012 (or until new rates are established in APS’ next general rate case, if that is before the end of 2012), which resulted in projected estimates of increased revenues of $23 million, $25 million and $49 million, respectively;

•	An authorized return on common equity of 11%;

•	A capital structure comprised of 46.2% debt and 53.8% common equity;

•	A commitment from APS to reduce average annual operational expenses by at least $30 million from 2010 through 2014;

•	Authorization and requirements of equity infusions into APS of at least $700 million during the period beginning June 1, 2009 through December 31, 2014 ($253 million of which was infused into APS from proceeds of a Pinnacle West equity issuance in the second quarter of 2010 (see Note 2)); and

•	Various modifications to the existing energy efficiency, demand-side management and renewable energy programs that require APS to, among other things, expand its conservation and demand-side management programs and its use of renewable energy, as well as allow for concurrent recovery of renewable energy expenses and provide for more concurrent recovery of demand-side management costs and incentives.
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
Cost Recovery Mechanisms
APS has received regulatory decisions that allow for more timely recovery of certain costs through the following recovery mechanisms.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During 2009, APS filed its annual RES implementation plan, covering the 2010-2014 timeframe and requesting 2010 RES funding approval. The plan provided for the acquisition of renewable generation in compliance with requirements through 2014, and requested RES funding of $86.7 million for 2010, which was later approved by the ACC. APS also sought various other determinations in its plan, including approval of the AZ Sun Program and the Community Power Project in Flagstaff, Arizona described below.
On March 3, 2010, the ACC approved the AZ Sun Program, which contemplates the addition of 100 megawatts (“MW”) of APS-owned solar resources through 2014. Through this program, APS plans to invest up to $500 million in solar photovoltaic projects across Arizona, which APS will acquire through competitive procurement processes. The costs associated with the first 50 MW under this program will be recovered initially through the RES until such time as the costs are recovered in base rates. The costs of the second 50 MW will be recovered through a mechanism to be determined in APS’ next retail rate case.
On April 1, 2010, the ACC approved the Community Power Project, a pilot program in which APS will own, operate and receive energy from approximately 1.5 MW of solar panels on the rooftops of up to 200 residential and business customers located within a certain test area. Third party developers may also own systems that participate in the pilot. Costs of the program will be recovered through the RES until such time as the costs are recovered in base rates.
On July 1, 2010, APS filed its annual RES implementation plan, covering the 2011-2015 timeframe and requesting 2011 RES funding of $96.4 million. The 2011 Plan includes two components to address issues that have arisen in the past year: 1) enhancements to the residential distributed energy incentive program based on high customer participation; and 2) two programs offered in response to ACC workshops on “feed-in tariffs,” which provide opportunities for streamlined development of certain renewable projects. APS expects the ACC to vote on the 2011 Plan in the fourth quarter of 2010.
Demand-Side Management Adjustor Charge (“DSMAC”). The Settlement Agreement requires APS to submit an annual Energy Efficiency Implementation Plan for review by and approval of the ACC. On July 15, 2009, APS filed its initial Energy Efficiency Implementation Plan, requesting approval by the ACC of programs and program elements for which APS had estimated a budget in the amount of $49.9 million for 2010. APS received ACC approval of all of its proposed programs and implemented the new DSMAC on March 1, 2010. A surcharge was added to customer bills in order to recover these estimated amounts for use on certain demand-side management programs. The surcharge allows for the recovery of energy efficiency expenses and any earned incentives.
The ACC approved recovery of all 2009 program costs plus incentives. The change from program cost recovery on a historical basis to recovery on a concurrent basis, as authorized in the Settlement Agreement, resulted in this one-time need to address two years (2009 and 2010) of cost recovery. As requested by APS, 2009 program cost recovery is to be spread over a three-year period.
On June 1, 2010, APS filed its 2011 Energy Efficiency Implementation Plan. In order to meet the energy efficiency goal for 2011 established by the Settlement Agreement of annual energy savings of 1.25%, expressed as a percent of total energy resources to meet retail load, APS proposed a total budget for 2011 of $78.9 million. If this plan is approved by the ACC as proposed, and when added to the amortization of 2009 costs discussed above less the $10 million already being recovered in general rates, the DSMAC would recover approximately $74.5 million over a twelve month period beginning March 1, 2011.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PSA Mechanism and Balance. The power supply adjustor (“PSA”) provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs from the “Base Fuel Rate,” which is currently $0.0376 per kilowatt-hour (“kWh”). The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for the six-month periods ended June 30, 2010 and 2009 (dollars in millions):

	Six Months Ended
	June 30,
	2010	2009
Beginning balance	$(87)	$8
Deferred fuel and purchased power costs-current period	(65)	(13)
Amounts refunded (recovered)	55	(66)

Ending balance	$(97)	$(71)

The PSA rate for the current PSA Year is ($0.0045) per kWh. Since the 2010 PSA adjustment was a reduction of the PSA rate, the ACC accelerated the 2010 adjustment from the standard PSA year start date of February 1st to January 1st to coincide with the increase in retail rates resulting from the ACC’s decision in the general retail rate case, causing a minimal net impact on residential bills. This accelerated 2010 adjustment will remain in effect until February 1, 2011. The regulatory liability at June 30, 2010 reflects lower average prices and the seasonal nature of fuel and purchased power costs. Any uncollected (overcollected) deferrals during the 2010 PSA Year will be included in the historical component of the PSA rate for the PSA Year beginning February 1, 2011.
The PSA rate for the PSA Year that began February 1, 2009 was $0.0053 per kWh. The PSA rate may not be increased or decreased more than $0.004 per kWh in a year without permission of the ACC.
Transmission Rates and Transmission Cost Adjustor. In July 2008, the United States Federal Energy Regulatory Commission (“FERC”) approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services. A large portion of the rate represents charges for transmission services to serve APS’ retail customers (“Retail Transmission Charges”). In order to recover the Retail Transmission Charges, APS must file an application with, and obtain approval from, the ACC under the transmission cost adjustor (“TCA”) mechanism, by which changes in Retail Transmission Charges can be reflected in APS’ retail rates.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Effective June 1, 2010, APS’ annual wholesale transmission rates for all users of its transmission system were reduced by approximately $12 million in accordance with the FERC- approved formula as a result of lower costs reflected in the formula. Approximately $10 million of this revenue reduction relates to transmission services used for APS’ retail customers. On May 20, 2010, APS filed with the ACC an application for the related reduction of its TCA rate. The ACC approved the TCA reduction on July 27, 2010.
4. Retirement Plans and Other Benefits
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in millions):

	Pension Benefits				Other Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost — benefits earned during the period	$13	$13	$28	$27	$5	$4	$10	$9
Interest cost on benefit obligation	30	30	61	59	10	9	21	19
Expected return on plan assets	(31)	(29)	(62)	(58)	(10)	(8)	(20)	(17)
Amortization of:
Transition obligation	—	—	—	—	(1)	1	—	2
Prior service cost	—	—	1	1	—	—	—	—
Net actuarial loss	4	4	10	7	2	2	5	5

Net periodic benefit cost	$16	$18	$38	$36	$6	$8	$16	$18

Portion of cost charged to expense	$8	$9	$19	$17	$3	$4	$8	$9

APS’ share of cost charged to expense	$8	$8	$19	$16	$3	$4	$8	$8

Contributions
The required minimum contribution to our pension plan is zero in 2010. During the first quarter of 2010, we made a voluntary contribution of $100 million to our pension plan. The contribution to our other postretirement benefit plans in 2010 is estimated to be approximately $15 million. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 98% of both plans.
5. Business Segments
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
In July, SunCor sold land parcels, commercial assets and a master planned home-building community. It is expected that SunCor will dispose of its remaining assets within the next 12 months. As a result, they are classified as assets held for sale on the balance sheet at June 30, 2010 and all of SunCor’s operations have been reclassified to discontinued operations. While segment reporting is not required for discontinued operations, Pinnacle West continues to provide the information below, due to the significant impacts of real estate impairments in 2009. See Note 14 — Discontinued Operations.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial data for the three and six months ended June 30, 2010 and 2009 and at June 30, 2010 and December 31, 2009 is provided as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating revenues:
Regulated electricity segment	$800	$813	$1,411	$1,415
All other (a)	21	6	30	11

Total	$821	$819	$1,441	$1,426

Net income (loss) attributable to common shareholders:
Regulated electricity segment	$88	$78	$95	$58
Real estate segment	(1)	(9)	(15)	(140)
All other (a)	28	(1)	29	(6)

Total	$115	$68	$109	$(88)

	As of	As of
	June 30, 2010	December 31, 2009
Assets:
Regulated electricity segment	$11,974	$11,691
Real estate segment	115	161
All other (a)	69	134

Total	$12,158	$11,986

(a)	Includes activities related to APSES and El Dorado. None of the activities of either of these companies constitutes a reportable segment. All other also includes the sale of APSES’ district cooling business, which resulted in an after-tax gain of $25 million in the period ended June 30, 2010. See Note 14 — Discontinued Operations.
6. Income Taxes
Pinnacle West expects to receive approximately $132 million of cash tax benefits related to SunCor’s strategic asset sales (see Note 16), which will not be fully realized until all of the asset sales are completed. Approximately $7 million of these benefits were recorded in the six months ended June 30, 2010 as reductions to income tax expense related to the current impairment charges. The additional $125 million of tax benefits were recorded as reductions to income tax expense related to SunCor impairment charges recorded on or before December 31, 2009.
The $65 million long-term income tax receivable on the Condensed Consolidated Balance Sheets represents the anticipated refunds related to an APS tax accounting method change approved by the Internal Revenue Service (“IRS”) in the third quarter of 2009.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the first quarter of 2010, the Company reached a settlement with the IRS with regard to the examination of tax returns for the years ended December 31, 2005 through 2007. As a result of this settlement, net uncertain tax positions decreased $62 million, including approximately $3.5 million which decreased our effective tax rate. Additionally, the settlement resulted in the recognition of net interest benefits of approximately $3 million through the effective tax rate.
As of June 30, 2010, the tax year ended December 31, 2008 and all subsequent tax years remain subject to examination by the IRS. With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 1999.
7. Variable Interest Entities
On January 1, 2010 we adopted amended accounting guidance relating to VIEs. This amended guidance significantly changed the consolidation model for VIEs. Under the prior guidance the consolidation model considered risk absorption using a quantitative approach when determining the primary beneficiary. The consolidation model under the new guidance requires a qualitative assessment and focuses on the power to direct activities of the VIE when determining the primary beneficiary. As a result of applying this qualitative assessment, we have determined that APS is the primary beneficiary of certain VIEs, and is therefore required to consolidate these VIEs. Prior to adopting this new guidance, APS was not considered the primary beneficiary of these VIEs and did not consolidate these entities. We have adopted this guidance using retrospective application and have adjusted prior periods presented to reflect consolidation of the VIEs in those periods. Further discussion follows regarding the impact of the consolidation.
APS VIEs
In 1986, APS entered into agreements with three separate VIE lessor trusts in order to sell and lease back interests in Palo Verde Nuclear Generating Station (“Palo Verde”) Unit 2 and related common facilities. The VIE lessor trusts are single-asset leasing entities. APS will pay approximately $49 million per year for the years 2010 to 2015 related to these leases. The leases do not contain fixed price purchase options or residual value guarantees. However, the lease agreements include fixed rate renewal periods which may have a significant impact on the VIEs’ economic performance. We have concluded that these fixed rate renewal periods may give APS the ability to utilize the asset for a significant portion of the asset’s economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance. In addition to the fixed rate renewal periods, our primary beneficiary analysis also considered that we are the operating agent for Palo Verde, are obligated to decommission the leased assets and have fair value purchase options.
Under the previous quantitative VIE consolidation model, APS was not considered the primary beneficiary of the lessor trusts, as APS did not absorb the majority of the entities’ expected losses or did not receive a majority of the residual returns. The arrangements were previously accounted for as operating leases.
Consolidation of these VIEs eliminates the lease accounting we previously reported and results in changes in our consolidated assets, debt, equity, and net income. Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders. The creditors of the VIEs have no recourse to the assets of APS or Pinnacle West. As a result of consolidation we have eliminated rent expense, and have recognized depreciation and interest expense, resulting in an increase in net income for the three and six months ended June 30, 2010 of $5 million and of $10 million, respectively, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders remains the same. Consolidation of these VIEs also results in changes to our Condensed Consolidated Statements of Cash Flows, but does not impact net cash flows.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our Condensed Consolidated Balance Sheets at June 30, 2010 include the following amounts relating to the VIEs (in millions):

June 30,
2010
Property plant and equipment, net of accumulated depreciation	$142
Long-term debt including current maturities	143
Equity- Noncontrolling interests	89
For regulatory ratemaking purposes the leases continue to be treated as operating leases, and as a result we have recorded a regulatory asset of $32 million as of June 30, 2010.
APS is exposed to losses relating to these lessor trust VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of June 30, 2010, APS would have been required to pay the noncontrolling equity participants approximately $152 million and assume $143 million of debt. Since APS now consolidates the VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets.
We also have certain long-term purchased power agreements to purchase substantially all of an entity’s output from a specified facility for a specified period. We have evaluated these arrangements under the VIE accounting guidance and have determined that these agreements do not represent variable interests. If these agreements had been deemed variable interests, we would not be considered the primary beneficiary, as we do not have the power to direct the entities’ activities in a manner that would significantly impact their economic performance and, therefore, would not consolidate the entities. The adoption of the amended accounting guidance has not changed how we account for these arrangements.
SunCor VIEs
SunCor is the primary beneficiary of certain land development trust arrangements and, accordingly, consolidates these VIEs. We have determined that SunCor is the primary beneficiary of these VIEs because SunCor controls the activities related to the development of the land held in the trusts. Our adoption of amended VIE accounting guidance has not changed our accounting treatment of the SunCor VIEs. Our Condensed Consolidated Balance Sheets reflect $25 million of assets and $25 million of noncontrolling equity interests relating to these arrangements at June 30, 2010. Our Condensed Consolidated Balance Sheets reflect $29 million of assets and $29 million of noncontrolling equity interests related to these arrangements at December 31, 2009. The assets relating to these VIEs consist strictly of land, all of which is restricted and may only be used for payment to the noncontrolling interests. We have not provided, and are not required to provide, financing or other financial support to these entities.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Derivative and Energy Trading Accounting
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
Our derivative instruments are accounted for at fair value and are presented on the Condensed Consolidated Balance Sheets as “Assets/Liabilities from Risk Management Activities” (see Note 15 for a discussion of fair value measurements). Derivative instruments for the physical delivery of purchase and sale quantities transacted in the normal course of business qualify for the normal purchase and sales scope exception and are accounted for under the accrual method of accounting. Due to the scope exception, these derivative instruments are excluded from our derivative instrument discussion and disclosures below.
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
Hedge effectiveness is the degree to which the derivative instrument contract and the hedged item are correlated and is measured based on the relative changes in fair value between the derivative instrument contract and the hedged item over time. We assess hedge effectiveness both at inception and on a continuing basis. These assessments exclude the time value of certain options. For accounting hedges that are deemed an effective hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period during which the hedged transaction affects earnings. We recognize in current earnings the gains and losses representing hedge ineffectiveness, and the gains and losses on any hedge components which are excluded from our effectiveness assessment. As of June 30, 2010, we hedged the majority of certain exposures to the price variability of commodities for a maximum of 39 months.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For its regulated operations, APS defers for future rate treatment approximately 90% of unrealized gains and losses on certain derivatives pursuant to the PSA mechanism that would otherwise be recognized in income. Realized gains and losses on derivatives are deferred in accordance with the PSA to the extent the amounts are above or below the portion of APS’ retail base rates attributable to fuel and purchased power costs (“Base Fuel Rate”), which is currently $0.0376 per kWh (see Note 3). Gains and losses from derivatives in the following tables represent the amounts reflected in income before the effect of PSA deferrals.
As of June 30, 2010, we had the following outstanding gross notional amount of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	16,004,799	megawatt hours
Gas	166,950,111	MMBTU (a)

(a)	“MMBTU” is one million British thermal units.
Derivative Instruments in Designated Accounting Hedging Relationships
The following table provides information about gains and losses from derivative instruments in designated accounting hedging relationships and their impact on our Condensed Consolidated Statements of Income during the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

		Three Months Ended		Six Months Ended
	Financial Statement	June 30,		June 30,
Commodity Contracts	Location	2010	2009	2010	2009

Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments (Effective Portion)	Accumulated other comprehensive loss-derivative instruments	$(8,588)	$5,554	$(100,255)	$(132,994)
Amount of Loss Reclassified from AOCI into Income (Effective Portion Realized)	Regulated electricity segment fuel and purchased power	(29,143)	(47,964)	(42,329)	(73,330)
Amount of Gain (Loss) Recognized in Income from Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)	Regulated electricity segment fuel and purchased power	11,899	(4,900)	1,432	(3,908)

(a)	During the three and six months ended June 30, 2010 and 2009, we had no amounts reclassified from AOCI to earnings related to discontinued cash flow hedges.
During the next twelve months, we estimate that a net loss of $101 million before income taxes will be reclassified from AOCI as an offset to the effect of market price changes for the related hedged transactions. Approximately 90% of the amounts related to derivatives subject to the PSA will be recorded as either a regulatory asset or liability and have no effect on earnings.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments Not Designated as Accounting Hedges
The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments and their impact on our Condensed Consolidated Statements of Income during the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

		Three Months Ended		Six Months Ended
	Financial Statement	June 30,		June 30,
Commodity Contracts	Location	2010	2009	2010	2009

Amount of Net Gain Recognized in Income from Derivative Instruments	Regulated electricity segment revenue	$426	$766	$595	$337

Amount of Net Gain (Loss) Recognized in Income from Derivative Instruments	Regulated electricity segment fuel and purchased power expense	(29,260)	22,242	(64,228)	(41,722)

Total		$(28,834)	$23,008	$(63,633)	$(41,385)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets
The following table provides information about the fair value of our derivative instruments, margin account and cash collateral reported on a gross basis. Transactions with counterparties that have master netting arrangements are reported net on the balance sheet. These amounts are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets. Amounts are as of June 30, 2010 (dollars in thousands):

		Investments	Current	Deferred Credits	Total Assets
Commodity Contracts	Current Assets	and Other Assets	Liabilities	and Other	(Liabilities)
Derivatives designated as accounting hedging instruments:
Assets	$10	$—	$14	$70	$94
Liabilities	(188)	(1,285)	(115,010)	(98,430)	(214,913)

Total hedging instruments	(178)	(1,285)	(114,996)	(98,360)	(214,819)

Derivatives not designated as accounting hedging instruments:
Assets	36,271	45,490	38,470	33,213	153,444
Liabilities	(1,955)	—	(101,349)	(100,856)	(204,160)

Total non-hedging instruments	34,316	45,490	(62,879)	(67,643)	(50,716)

Total derivatives	34,138	44,205	(177,875)	(166,003)	(265,535)

Margin account	20,344	—	1,458	—	21,802
Collateral provided to counterparties	10,235	—	112,727	79,423	202,385
Collateral provided from counterparties	(4,500)	—	(1,250)	—	(5,750)
Prepaid option premiums	(106)	—	1,373	—	1,267

Balance Sheet Total	$60,111	$44,205	$(63,567)	$(86,580)	$(45,831)

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

Credit Risk and Credit-Related Contingent Features
We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management contracts with many counterparties, including one counterparty for which our exposure represents approximately 34% of Pinnacle West’s $104 million of risk management assets as of June 30, 2010. This exposure relates to a long-term traditional wholesale contract with a counterparty that has very high credit quality. Our risk management process assesses and monitors the financial exposure of all counterparties. Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain of our derivative instrument contracts contain credit-risk-related contingent features including, among other things, investment grade credit rating provisions, credit-related cross default provisions, and adequate assurance provisions. Adequate assurance provisions allow a counterparty with reasonable grounds for uncertainty to demand additional collateral based on subjective events and/or conditions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2010 was $390 million, for which we had posted collateral of $192 million in the normal course of business.
For those derivative instruments in a net liability position, with investment grade credit contingencies, the counterparties could demand additional collateral if our debt credit rating were to fall below investment grade (below BBB- for Standard & Poor’s Ratings Services (“Standard & Poor’s”) or Fitch, Inc. (“Fitch”) or Baa3 for Moody’s Investors Service, Inc. (“Moody’s”)), which would be a violation of the credit rating provisions. If the investment grade contingent features underlying these agreements had been triggered on June 30, 2010, after off-setting asset positions under master netting arrangements we would have been required to post approximately an additional $90 million of collateral to our counterparties; this amount includes those contracts which qualify for scope exceptions, which are excluded from the derivative details in the above footnote. We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features which could also require us to post additional collateral of approximately $200 million if our debt credit ratings were to fall below investment grade.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Changes in Equity
The following tables show Pinnacle West’s changes in shareholders’ equity and changes in equity of noncontrolling interests for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Common	Noncontrolling		Common	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total

Beginning balance, April 1	$3,213,933	$116,067	$3,330,000	$3,162,902	$116,617	$3,279,519

Net income	114,797	4,769	119,566	68,347	4,499	72,846

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	(8,588)	—	(8,588)	5,554	—	5,554
Net reclassification of realized losses to income (b)	29,143	—	29,143	47,964	—	47,964
Reclassification of pension and other postretirement benefits to income	1,362	—	1,362	1,253	—	1,253
Net unrealized losses related to pension and other postretirement benefits	(6,933)	—	(6,933)	(4,204)	—	(4,204)
Net income tax expense related to items of other comprehensive income (loss)	(5,914)	—	(5,914)	(19,844)	—	(19,844)

Total other comprehensive income	9,070	—	9,070	30,723	—	30,723

Total comprehensive income	123,867	4,769	128,636	99,070	4,499	103,569

Issuance of capital stock	255,480	—	255,480	2,717	—	2,717
Purchase of treasury stock, net of reissuances	—	—	—	5	—	5
Other (primarily stock compensation)	140	—	140	(4,820)	—	(4,820)
Dividends on common stock	(113,872)	—	(113,872)	(53,069)	—	(53,069)
Net capital activities by noncontrolling interests	—	(7,381)	(7,381)	—	(8,439)	(8,439)

Ending balance, June 30	$3,479,548	$113,455	$3,593,003	$3,206,805	$112,677	$3,319,482

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Common	Noncontrolling		Common	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total

Beginning balance, January 1	$3,316,109	$111,895	$3,428,004	$3,445,979	$124,990	$3,570,969

Net income (loss)	108,783	9,886	118,669	(88,163)	(5,061)	(93,224)

Other comprehensive income (loss):
Net unrealized losses on derivative instruments (a)	(100,255)	—	(100,255)	(132,994)	—	(132,994)
Net reclassification of realized losses to income (b)	42,329	—	42,329	73,330	—	73,330
Reclassification of pension and other postretirement benefits to income	2,755	—	2,755	2,506	—	2,506
Net unrealized losses related to pension and other postretirement benefits	(6,933)	—	(6,933)	(4,204)	—	(4,204)
Net income tax benefit related to items of other comprehensive income (loss)	24,511	—	24,511	24,157	—	24,157

Total other comprehensive loss	(37,593)	—	(37,593)	(37,205)	—	(37,205)

Total comprehensive income (loss)	71,190	9,886	81,076	(125,368)	(5,061)	(130,429)

Issuance of capital stock	258,160	—	258,160	5,346	—	5,346
Purchase of treasury stock, net of reissuances	1,078	—	1,078	(1,546)	—	(1,546)
Other (primarily stock compensation)	142	—	142	(11,527)	—	(11,527)
Dividends on common stock	(167,131)	—	(167,131)	(106,079)	—	(106,079)
Net capital activities by noncontrolling interests	—	(8,326)	(8,326)	—	(7,252)	(7,252)

Ending balance, June 30	$3,479,548	$113,455	$3,593,003	$3,206,805	$112,677	$3,319,482

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. Commitments and Contingencies
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
Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other Palo Verde owners), filed damages actions against the DOE in the Court of Federal Claims. APS pursued a damages claim for costs incurred through December 2006 in a trial that began on January 28, 2009. On June 18, 2010, the court awarded APS and the other Palo Verde owners approximately $30 million. APS’ share of this amount is approximately $9 million. Because the appeal period for this decision has not yet passed, APS has not recorded this amount on its financial statements.
APS currently estimates it will incur $132 million (in 2010 dollars) over the current life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. At June 30, 2010, APS had a regulatory liability of $38 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.
Fuel and Purchased Power Commitments
APS is party to various fuel and purchased power contracts with terms expiring between 2010 and 2042 that include required purchase provisions. APS estimates the contract requirements to be approximately $637 million in 2010; $347 million in 2011; $377 million in 2012; $479 million in 2013; $506 million in 2014; and $6.8 billion thereafter. However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances. These amounts have increased since the 2009 Form 10-K due to increased solar contracts to meet our increasing renewable energy requirements.
FERC Market Issues
APS reached a settlement on previously disputed matters resulting from its involvement in the California energy market during specified time frames in the early 2000s. The settlement was approved by the FERC in an order issued on June 30, 2008. The resolution of the claims related to the parties involved in this settlement had no material adverse impact on APS’ financial position, results of operations or cash flows.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On July 25, 2001, the FERC ordered an evidentiary proceeding to discuss and evaluate possible refunds for wholesale sales in the Pacific Northwest. The FERC affirmed the administrative law judge’s conclusion that the prices in the Pacific Northwest were not unreasonable or unjust and refunds should not be ordered in this proceeding. This decision was appealed to the U.S. Court of Appeals for the Ninth Circuit. On August 24, 2007, the Ninth Circuit issued an opinion that remanded the proceeding to the FERC for further consideration. Although the FERC has not yet determined whether any refunds will ultimately be required, we do not expect that the resolution of these issues will have a material adverse impact on our financial position, results of operations or cash flows.
Superfund
The Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties under Superfund (“PRPs”). PRPs may be strictly, and often are jointly and severally, liable for clean-up. On September 3, 2003, the United States Environmental Protection Agency (“EPA”) advised APS that the EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona. APS has facilities that are within this Superfund site. APS and Pinnacle West have agreed with the EPA to perform certain investigative activities of the APS facilities within OU3. In addition, on September 23, 2009, APS agreed with the EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan. We estimate that our costs related to this investigation and study will be approximately $1.2 million, which is reserved as a liability on our financial statements. We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time we cannot accurately estimate our total expenditures.
Landlord Bankruptcy
On April 16, 2009, the landlord for our corporate headquarters building announced that it is seeking relief under Chapter 11 of the United States Bankruptcy Code. At June 30, 2010, we have several assets on our books related to our landlord, the most significant of which is an asset related to levelized rent payments for the building of approximately $69 million which is included in other deferred debits on the Condensed Consolidated Balance Sheets. This amount will continue to increase to approximately $94 million as a result of the lease terms until 2015, when this amount will begin to decrease over the remaining life of the lease. We are monitoring this matter and, while there can be no assurances as to the ultimate outcome of the matter due to the complexity of the bankruptcy proceedings, we currently do not expect that it will have a material adverse effect on our financial position, results of operations, or cash flows.
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
11. Other Income and Other Expense
The following table provides detail of other income and other expense for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Other income:
Interest income	$625	$386	$1,499	$634
Investment gains — net	—	3,398	—	—
Miscellaneous	308	2,468	320	2,658

Total other income	$933	$6,252	$1,819	$3,292

Other expense:
Non-operating costs	$(1,247)	$(3,248)	$(3,042)	$(4,855)
Investment losses — net	(3,561)	—	(2,339)	(3,832)
Miscellaneous	(852)	(939)	(1,753)	(1,842)

Total other expense	$(5,660)	$(4,187)	$(7,134)	$(10,529)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Guarantees
We have issued parental guarantees and obtained surety bonds on behalf of our subsidiaries including credit support instruments enabling APSES to offer energy-related products and surety bonds at APS, principally related to self-insured workers’ compensation. Non-performance or non-payment under the underlying contract by our subsidiaries would result in a payment liability on our part under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees and surety bonds on behalf of our subsidiaries. At June 30, 2010, we had no outstanding claims for payment under any of these guarantees. Our guarantees and surety bonds have no recourse or collateral provisions to allow us to recover amounts paid under the guarantees or surety bonds from our subsidiaries. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at June 30, 2010 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
APSES	$5	1	$30	1
APS	3	1	9	1

Total	$8		$39

APS has entered into various agreements that require letters of credit for financial assurance purposes. At June 30, 2010, approximately $227 million of letters of credit were outstanding to support existing pollution control bonds of approximately $223 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations. In connection with the change of interest rate mode and termination of a corresponding letter of credit for certain pollution control bonds described in Note 2, the letters of credit outstanding have decreased since June 30, 2010. Currently, there are approximately $194 million of letters of credit outstanding to support existing pollution control bonds of approximately $190 million. These letters of credit expire in 2010 and 2011. APS has also entered into approximately $62 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 7 for further details on the Palo Verde sale leaseback transactions). These letters of credit were amended and extended in April 2010, and will expire in 2013.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Earnings Per Share
The following table presents earnings per weighted average common share outstanding for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic earnings per share:
Income from continuing operations attributable to common shareholders	$0.84	$0.76	$0.93	$0.51
Income (loss) from discontinued operations	0.23	(0.08)	0.11	(1.38)

Earnings per share — basic	$1.07	$0.68	$1.04	$(0.87)

Diluted earnings per share:
Income from continuing operations attributable to common shareholders	$0.83	$0.75	$0.92	$0.51
Income (loss) from discontinued operations	0.24	(0.07)	0.12	(1.38)

Earnings per share — diluted	$1.07	$0.68	$1.04	$(0.87)

Dilutive stock options and performance shares (which are contingently issuable) increased average diluted common shares outstanding by approximately 409,000 shares and 84,000 shares for the three months ended June 30, 2010 and 2009, respectively, and by approximately 426,000 shares for the six months ended June 30, 2010. For the six months ended June 30, 2009 the weighted average common shares outstanding were the same for both basic and diluted shares.
Options to purchase 387,800 shares of common stock for the three-month period ended June 30, 2010, and 599,324 shares for the three-month period ended June 30, 2009 were outstanding but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 387,800 shares and 612,424 shares of common stock for the six-month periods ended June 30, 2010 and June 30, 2009, respectively, were outstanding but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
14. Discontinued Operations
SunCor (real estate segment) — In July, SunCor sold land parcels, commercial assets and a master planned home-building community for approximately $70 million, which approximated the carrying value of these assets, resulting in a net gain of zero. At June 30, 2010, SunCor had approximately $103 million of assets on its balance sheet classified as assets held for sale. These assets consist of the $70 million of assets sold in July as discussed above, $25 million of consolidated VIEs (see Note 7), master planned home-building communities and golf courses. Because it is expected that SunCor will dispose of these assets within the next 12 months, they are classified as assets held for sale on the balance sheet. As a result, for the three and six months ended June 30, 2010, all of SunCor’s operations have been reclassified to discontinued operations. Prior comparative period income statement amounts related to these properties were reclassified from continuing operations to discontinued operations. In addition, see Note 16 — Real Estate Impairment Charge.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APSES (other) — On June 22, 2010, our subsidiary, APSES, sold its district cooling business consisting of operations in downtown Phoenix, Tucson, and on certain Arizona State University campuses. As a result of the sale, we recorded an after-tax gain from discontinued operations of approximately $25 million. Prior period income statement amounts related to this sale and the associated revenues and costs were reclassified to discontinued operations in 2010 and 2009.
The following table provides revenue, income (loss) before income taxes and income (loss) after taxes classified as discontinued operations in Pinnacle West’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
SunCor	$11	$17	$21	$36
APSES	4	5	7	8

Total revenue	$15	$22	$28	$44

Income (loss) before taxes:
SunCor	$(2)	$(14)	$(24)	$(231)
APSES	43	1	44	2

Total income (loss) before taxes	$41	$(13)	$20	$(229)

Income (loss) after taxes:
SunCor (a)	$(1)	$(9)	$(15)	$(140)
APSES	26	1	27	1

Total income (loss) after taxes	$25	$(8)	$12	$(139)

(a)	Includes a tax benefit recognized by the parent company in accordance with an intercompany tax sharing agreement of $1 million and $5 million for the three months ended June 30, 2010, and 2009, respectively; $9 million and $93 million for the six months ended June 30, 2010 and 2009, respectively.
15. Fair Value Measurements
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Level 2 — Quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. This category includes nonexchange-traded derivative instruments such as forwards, options, and swaps. This category also includes investments in common and commingled funds that are redeemable and valued based on the funds’ net asset values.
Level 3 — Model-derived valuations with significant unobservable inputs that are supported by little or no market activity. Instruments in this category include long-dated derivative transactions where models are required due to the length of the transaction, certain options, transactions in locations where observable market data does not exist, and common and collective trusts with significant restrictions on our ability to transact in the fund. The valuation models we employ utilize spot prices, forward prices, historical market data and other factors to forecast future prices. The primary valuation technique we use to calculate the fair value of contracts where price quotes are not available is based on the extrapolation of forward pricing curves using observable market data for more liquid delivery points in the same region and actual transactions at the more illiquid delivery points.
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
Cash Equivalents
Cash equivalents represent short-term investments in exchange-traded money market funds that are valued using quoted prices in active markets.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Risk Management Activities
Exchange-traded contracts are valued using quoted prices in active markets. For non-exchange traded contracts, we calculate fair market value based on the average of the bid and offer price, discounted to reflect net present value. We maintain certain valuation adjustments for a number of risks associated with the valuation of future commitments. These include valuation adjustments for liquidity and credit risks based on the financial condition of counterparties. The liquidity valuation adjustment represents the cost that would be incurred if all unmatched positions were closed-out or hedged.
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
Some of our derivative instrument transactions are valued based on unobservable inputs due to the long-term nature of contracts or the unique location of the transactions. Our long-dated energy transactions consist of observable valuations for the near-term portion and unobservable valuations for the long-term portions of the transaction. When the unobservable portion is significant to the overall valuation of the transaction, the entire transaction is classified as Level 3. Our classification of instruments as Level 3 is primarily reflective of the long-term nature of our energy transactions, and is not reflective of material inactive markets.
Nuclear Decommissioning Trust
The nuclear decommissioning trust invests in fixed income securities directly and equity securities indirectly through commingled funds. The commingled equity funds are valued based on the fund’s net asset value and are classified within Level 2. We may transact in the fund on a semi-monthly basis. Our trustee provides valuation of our nuclear decommissioning trust assets by using pricing services to determine fair market value. We assess these valuations and verify that pricing can be supported by actual recent market transactions. The trust fund investments have been established to satisfy APS’ nuclear decommissioning obligations.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Tables
The following table presents the fair value at June 30, 2010 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Counterparty	Balance at
	Identical Assets	Inputs	Inputs (a)	Netting &	June 30,
	(Level 1)	(Level 2)	(Level 3)	Other (b)	2010
Assets
Risk management activities:
Commodity contracts	$—	$97	$56	$(49)	$104
Nuclear decommissioning trust:
Equity securities:
U.S. commingled funds	—	136	—	—	136
Fixed income securities:
U.S. Treasury	56	—	—	—	56
Corporate	—	57	—	—	57
Mortgage-backed	—	61	—	—	61
Municipality	—	68	—	—	68
Other	—	57	—	(11)	46

Total	$56	$476	$56	$(60)	$528

Liabilities
Risk management activities:
Commodity contracts	$(2)	$(319)	$(98)	$269	$(150)

(a)	Primarily consists of long-dated electricity contracts.

(b)	Primarily represents netting under master netting arrangements, including margin and collateral. See Note 8.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value at December 31, 2009 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Counterparty	Balance at
	Identical Assets	Inputs	Inputs (a)	Netting &	December 31,
	(Level 1)	(Level 2)	(Level 3)	Other (b)	2009
Assets
Cash equivalents	$97	$—	$—	$—	$97
Risk management activities:
Commodity contracts	1	100	42	(64)	79
Nuclear decommissioning trust:
Equity securities:
U.S. commingled funds	—	167	—	—	167
Fixed income securities:
U.S. Treasury	55	—	—	—	55
Corporate	—	62	—	—	62
Mortgage-backed	—	60	—	—	60
Municipality	—	49	—	—	49
Other	—	21	—	1	22

Total	$153	$459	$42	$(63)	$591

Liabilities
Risk management activities:
Commodity contracts	$(14)	$(246)	$(52)	$194	$(118)

(a)	Primarily consists of long-dated electricity contracts.

(b)	Primarily represents netting under master netting arrangements, including margin and collateral. See Note 8.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the changes in fair value for assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Commodity Contracts	2010	2009	2010	2009
Net derivative balance at beginning of period	$(31)	$(23)	$(10)	$(7)
Total net gains (losses) realized/unrealized:
Included in earnings	(1)	—	(2)	2
Included in OCI	(3)	—	(9)	(1)
Deferred as a regulatory asset or liability	(12)	9	(24)	6
Settlements	3	3	3	3
Transfers into Level 3 from Level 2	8	(7)	8	(21)
Transfers from Level 3 into Level 2	(6)	2	(8)	2

Net derivative balance at end of period	$(42)	$(16)	$(42)	$(16)

Net unrealized gains (losses) included in earnings related to instruments still held at end of period	$—	$—	$(1)	$2
Amounts included in earnings are recorded in either regulated electricity segment revenue or regulated electricity segment fuel and purchased power depending on the nature of the underlying contract.
Transfers reflect the fair market value at the beginning of the period and are triggered by a change in the lowest significant input as of the end of the period. We had no significant Level 1 transfers to or from any other hierarchy level. Transfers in or out of Level 3 are typically related to our long-dated energy transactions that extend beyond available quoted periods.
Nonrecurring Fair Value Measurements
We may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value measurements typically involve write-downs of individual assets due to impairment.
We apply nonrecurring fair value measurements to certain real estate assets. These adjustments to fair value are the result of write-downs of individual assets due to impairment. Our real estate assets have been impaired due to the distressed real estate market. The majority of our real estate assets reflect the expected sales price less cost to sell at June 30, 2010. Due to these unobservable inputs, the valuation of real estate assets are considered Level 3 measurements.
As of June 30, 2010, the fair value of our impaired real estate assets that are measured at fair value on a nonrecurring basis was $68 million, all of which was valued using significant unobservable inputs (Level 3). Total impairment charges included in net income for the three and six months ended June 30, 2010 were approximately $2 million and $17 million, respectively. See Note 16 for additional information.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments Not Carried at Fair Value
The carrying value of our net accounts receivable, accounts payable and short-term borrowings approximate fair value. Our long-term debt fair value estimates are based on quoted market prices of the same or similar issues. Certain of our debt instruments contain third-party credit enhancements and, in accordance with GAAP, we do not consider the effect of these credit enhancements when determining fair value.
The following table represents the carrying amount and estimated fair value of our long-term debt, including current maturities (dollars in millions):

	As of		As of
	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Pinnacle West	$175	$179	$175	$180
APS	3,521	3,821	3,530	3,667
SunCor (a)	89	89	95	95

Total	$3,785	$4,089	$3,800	$3,942

(a)	See Note 2 for further discussion related to SunCor’s debt and liquidity matters.
Nuclear Decommissioning Trust
To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations. Third-party investment managers are authorized to buy and sell securities per their stated investment guidelines. The trust funds are invested in a tax efficient manner in fixed income securities and domestic equity securities. APS classifies investments in decommissioning trust funds as available for sale, and therefore, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets. Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have recorded the offsetting amount of gains or losses on investment securities in other regulatory liabilities or assets. The following table summarizes the fair value of APS’ nuclear decommissioning trust fund assets at June 30, 2010 and December 31, 2009 (dollars in millions):

		Total	Total
		Unrealized	Unrealized
	Fair Value	Gains	Losses
June 30, 2010
Equity securities	$136	$22	$(10)
Fixed income securities	299	15	—
Net payables (a)	(11)	—	—

Total	$424	$37	$(10)

(a)	Net payables relate to pending securities sales and purchases.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Total	Total
		Unrealized	Unrealized
	Fair Value	Gains	Losses
December 31, 2009
Equity securities	$167	$37	$(6)
Fixed income securities	247	11	(1)
Net receivables (a)	1	—	—

Total	$415	$48	$(7)

(a)	Net receivables relate to pending securities sales and purchases.
The costs of securities sold are determined on the basis of specific identification. The following table sets forth approximate realized gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Realized gains	$2	$3	$14	$5
Realized losses	(1)	(3)	(3)	(5)
Proceeds from the sale of securities (a)	171	115	330	245

(a)	Proceeds are reinvested in the trust.
The fair value of fixed income securities, summarized by contractual maturities, at June 30, 2010 is as follows (dollars in millions):

Fair Value
Less than one year	$27
1 year - 5 years	64
5 years - 10 years	88
Greater than 10 years	120

Total	$299

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. Real Estate Impairment Charge
In 2009, SunCor undertook and completed a review of its assets and strategies within its various markets as a result of the distressed conditions in real estate and credit markets. Based on the results of the review, on March 27, 2009, SunCor’s Board of Directors authorized a series of strategic transactions to dispose of SunCor’s homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce SunCor’s outstanding debt. In July, SunCor sold land parcels, commercial assets and a master planned home-building community for approximately $70 million, which approximated the carrying value of these assets, resulting in a net gain of zero. It is expected that SunCor will dispose of its other assets within the next 12 months. As a result, they are classified as assets held for sale on the balance sheet at June 30, 2010. As a result of the discussion above, as of June 30, 2010, all of SunCor’s operations have been reclassified to discontinued operations. The detail of the impairment charges are as follows (dollars in millions, and before income taxes):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Discontinued Operations:
Homebuilding and master-planned communities	$—	$4	$1	$150
Land parcels and commercial assets	2	2	11	54
Golf courses	—	—	1	18
Other	—	—	4	—

Subtotal	2	6	17	222
Less noncontrolling interests	—	—	—	(14)

Total	$2	$6	$17	$208

See Note 2 for a discussion of SunCor’s debt and liquidity matters.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended
	June 30,
	2010	2009

ELECTRIC OPERATING REVENUES	$799,467	$812,587

OPERATING EXPENSES
Fuel and purchased power	251,800	291,699
Operations and maintenance	211,310	211,214
Depreciation and amortization	102,970	100,923
Income taxes	55,688	45,862
Taxes other than income taxes	31,450	32,515

Total	653,218	682,213

OPERATING INCOME	146,249	130,374

OTHER INCOME (DEDUCTIONS)
Income taxes	1,654	1,432
Allowance for equity funds used during construction	5,504	4,730
Other income (Note S-2)	1,827	4,958
Other expense (Note S-2)	(6,091)	(4,973)

Total	2,894	6,147

INTEREST EXPENSE
Interest on long-term debt	53,220	53,994
Interest on short-term borrowings	2,879	1,293
Debt discount, premium and expense	1,118	1,256
Allowance for borrowed funds used during construction	(3,072)	(3,217)

Total	54,145	53,326

NET INCOME	94,998	83,195

Less: Net income attributable to noncontrolling interests (Note 7)	4,778	4,651

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$90,220	$78,544

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009

ELECTRIC OPERATING REVENUES	$1,410,943	$1,415,247

OPERATING EXPENSES
Fuel and purchased power	467,340	539,087
Operations and maintenance	415,191	402,399
Depreciation and amortization	203,579	200,860
Income taxes	50,248	39,118
Taxes other than income taxes	62,901	66,295

Total	1,199,259	1,247,759

OPERATING INCOME	211,684	167,488

OTHER INCOME (DEDUCTIONS)
Income taxes	2,497	2,614
Allowance for equity funds used during construction	10,893	9,722
Other income (Note S-2)	2,445	4,050
Other expense (Note S-2)	(8,552)	(8,008)

Total	7,283	8,378

INTEREST EXPENSE
Interest on long-term debt	107,972	103,728
Interest on short-term borrowings	3,721	4,268
Debt discount, premium and expense	2,255	2,445
Allowance for borrowed funds used during construction	(6,091)	(6,941)

Total	107,857	103,500

NET INCOME	111,110	72,366

Less: Net income attributable to noncontrolling interests (Note 7)	9,906	9,301

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$101,204	$63,065

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2010	2009
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$12,927,660	$12,781,256
Accumulated depreciation and amortization	(4,396,895)	(4,326,908)

Net	8,530,765	8,454,348

Construction work in progress	496,457	460,748
Palo Verde sale leaseback, net of accumulated depreciation (Note 7)	142,335	146,722
Intangible assets, net of accumulated amortization	168,078	164,183
Nuclear fuel, net of accumulated amortization	136,151	118,243

Total property, plant and equipment	9,473,786	9,344,244

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 15)	424,260	414,576
Assets from risk management activities (Note 8)	44,205	28,855
Other assets	67,765	68,839

Total investments and other assets	536,230	512,270

CURRENT ASSETS
Cash and cash equivalents	35,602	120,798
Customer and other receivables	263,201	280,226
Accrued unbilled revenues	162,441	110,971
Allowance for doubtful accounts	(6,223)	(6,063)
Materials and supplies (at average cost)	172,091	176,020
Fossil fuel (at average cost)	29,597	39,245
Assets from risk management activities (Note 8)	60,111	50,619
Deferred income taxes	74,134	53,990
Other current assets	41,966	25,724

Total current assets	832,920	851,530

DEFERRED DEBITS
Regulatory assets	850,001	813,161
Income tax receivable (Note 6)	65,498	65,498
Unamortized debt issue costs	19,679	20,959
Other	79,263	73,909

Total deferred debits	1,014,441	973,527

TOTAL ASSETS	$11,857,377	$11,681,571

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2010	2009
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,126,863
Retained earnings	1,195,031	1,250,126
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(31,858)	(29,114)
Derivative instruments	(115,739)	(80,682)

Total shareholder equity	3,605,292	3,445,355
Noncontrolling interests (Note 7)	88,944	82,324

Total equity	3,694,236	3,527,679
Long-term debt less current maturities (Note 2)	3,213,109	3,180,406
Palo Verde sale leaseback lessor notes (Notes 2 and 7)	113,379	126,000

Total capitalization	7,020,724	6,834,085

CURRENT LIABILITIES
Current maturities of long-term debt (Note 2)	194,082	222,959
Accounts payable	232,537	213,833
Accrued taxes (Note 6)	155,452	158,051
Common dividends payable	56,900	—
Accrued interest	53,215	54,099
Customer deposits	69,088	70,780
Liabilities from risk management activities (Note 8)	63,567	55,908
Other current liabilities	100,241	124,995

Total current liabilities	925,082	900,625

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,677,864	1,582,945
Deferred fuel and purchased power regulatory liability (Note 3)	97,047	87,291
Other regulatory liabilities	651,146	679,072
Liability for asset retirements	317,980	301,783
Liabilities for pension and other postretirement benefits (Note 4)	688,012	766,378
Customer advances	133,112	136,595
Liabilities from risk management activities (Note 8)	86,580	62,443
Coal mine reclamation	92,557	92,060
Unrecognized tax benefits (Note 6)	75,796	140,638
Other	91,477	97,656

Total deferred credits and other	3,911,571	3,946,861

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$11,857,377	$11,681,571

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$111,110	$72,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	228,513	219,815
Deferred fuel and purchased power	65,249	13,144
Deferred fuel and purchased power amortization	(55,494)	66,163
Allowance for equity funds used during construction	(10,893)	(9,722)
Deferred income taxes	58,225	75,096
Change in mark-to-market valuations	2,396	(401)
Changes in current assets and liabilities:
Customer and other receivables	(4,062)	23,252
Accrued unbilled revenues	(51,470)	(44,309)
Materials, supplies and fossil fuel	13,577	(21,628)
Other current assets	(16,242)	(4,687)
Accounts payable	43,451	(44,577)
Accrued taxes	(2,599)	(60,839)
Other current liabilities	(27,330)	(16,412)
Change in margin and collateral accounts — assets	656	(2,856)
Change in margin and collateral accounts — liabilities	(90,694)	(91,856)
Change in unrecognized tax benefits	(62,198)	14,639
Change in other long-term assets	(7,203)	(21,693)
Change in other long-term liabilities	(40,738)	51,624

Net cash flow provided by operating activities	154,254	217,119

CASH FLOWS FROM INVESTING ACTIVITIES
Trust fund for bond redemptions	—	(163,975)
Capital expenditures	(378,239)	(388,526)
Contributions in aid of construction	15,163	33,371
Allowance for borrowed funds used during construction	(6,091)	(6,941)
Proceeds from nuclear decommissioning trust sales	329,796	244,858
Investment in nuclear decommissioning trust	(342,004)	(255,754)
Other	1,074	990

Net cash flow used for investing activities	(380,301)	(535,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	837,193
Repayment of long-term debt	(9,296)	(186,105)
Short-term borrowings and payments-net	—	(312,464)
Equity infusion	252,833	—
Dividends paid on common stock	(99,400)	(85,000)
Noncontrolling interests	(3,286)	(3,393)

Net cash flow provided by financing activities	140,851	250,231

NET DECREASE IN CASH AND CASH EQUIVALENTS	(85,196)	(68,627)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,798	71,544

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,602	$2,917

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of (refunds)	$65,498	$13,704
Interest, net of amounts capitalized	$106,485	$86,943
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

	Condensed	APS’
	Consolidated	Supplemental
	Note	Note
	Reference	Reference
Consolidation and Nature of Operations	Note 1	—
Long-term Debt and Liquidity Matters	Note 2	—
Regulatory Matters	Note 3	—
Retirement Plans and Other Benefits	Note 4	—
Business Segments	Note 5	—
Income Taxes	Note 6	—
Variable Interest Entities	Note 7	—
Derivative and Energy Trading Accounting	Note 8	—
Changes in Equity	Note 9	Note S-1
Commitments and Contingencies	Note 10	—
Other Income and Other Expense	Note 11	Note S-2
Guarantees	Note 12	—
Earnings Per Share	Note 13	—
Discontinued Operations	Note 14	—
Fair Value Measurements	Note 15	—
Real Estate Impairment Charge	Note 16	—

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
S-1. Changes in Equity
The following tables show APS’ changes in shareholder equity and changes in equity of noncontrolling interests for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Shareholder	Noncontrolling		Shareholder	Noncontrolling
	Equity	Interests	Total	Equity	Interests	Total

Beginning balance, April 1	$3,366,986	$87,452	$3,454,438	$3,217,841	$82,251	$3,300,092

Net income	90,220	4,778	94,998	78,544	4,651	83,195

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	(8,588)	—	(8,588)	5,554	—	5,554
Net reclassification of realized gains to income (b)	29,143	—	29,143	47,964	—	47,964
Reclassification of pension and other postretirement benefits to income	1,264	—	1,264	1,005	—	1,005
Net unrealized losses related to pension benefits	(6,862)	—	(6,862)	(3,774)	—	(3,774)
Net income tax expense related to items of other comprehensive income (loss)	(5,905)	—	(5,905)	(20,066)	—	(20,066)

Total other comprehensive income	9,052	—	9,052	30,683	—	30,683

Total comprehensive income	99,272	4,778	104,050	109,227	4,651	113,878

Dividends on common stock	(113,800)	—	(113,800)	(42,500)	—	(42,500)
Equity infusion	252,833	—	252,833	—	—	—
Other	1	(3,286)	(3,285)	—	(3,393)	(3,393)

Ending balance, June 30	$3,605,292	$88,944	$3,694,236	$3,284,568	$83,509	$3,368,077

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Shareholder	Noncontrolling		Shareholder	Noncontrolling
	Equity	Interests	Total	Equity	Interests	Total

Beginning balance, January 1	$3,445,355	$82,324	$3,527,679	$3,339,150	$77,601	$3,416,751

Net income	101,204	9,906	111,110	63,065	9,301	72,366

Other comprehensive income (loss):
Net unrealized losses on derivative instruments (a)	(100,255)	—	(100,255)	(132,994)	—	(132,994)
Net reclassification of realized losses to income (b)	42,329	—	42,329	73,330	—	73,330
Reclassification of pension and other postretirement benefits to income	2,328	—	2,328	1,993	—	1,993
Net unrealized losses related to pension benefits	(6,862)	—	(6,862)	(3,774)	—	(3,774)
Net income tax benefit related to items of other comprehensive income (loss)	24,659	—	24,659	24,295	—	24,295

Total other comprehensive loss	(37,801)	—	(37,801)	(37,150)	—	(37,150)

Total comprehensive income	63,403	9,906	73,309	25,915	9,301	35,216

Dividends on common stock	(156,300)	—	(156,300)	(85,000)	—	(85,000)
Equity infusion	252,833	—	252,833	4,503	—	4,503
Other	1	(3,286)	(3,285)	—	(3,393)	(3,393)

Ending balance, June 30	$3,605,292	$88,944	$3,694,236	$3,284,568	$83,509	$3,368,077

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
S-2. Other Income and Other Expense
The following table provides detail of APS’ other income and other expense for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Other income:
Interest income	$143	$159	$211	$342
Investment gains — net	—	3,062	—	1,739
Miscellaneous	1,684	1,737	2,234	1,969

Total other income	$1,827	$4,958	$2,445	$4,050

Other expense:
Non-operating costs (a)	$(1,751)	$(3,177)	$(3,708)	$(4,512)
Investment losses — net	(2,700)	—	(1,535)	—
Miscellaneous	(1,640)	(1,796)	(3,309)	(3,496)

Total other expense	$(6,091)	$(4,973)	$(8,552)	$(8,008)

(a)	As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).

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
Coal and Related Environmental Matters. APS is a joint-owner of three coal-fired power plants and acts as operating agent for two of the plants. APS is focused on the impacts on its coal fleet that may result from potential legislation and increased regulation concerning greenhouse gas emissions. Recent concern over climate change and other emission-related issues could have a significant impact on APS’ capital expenditures and operating costs in the form of taxes, emissions allowances or required equipment upgrades for these plants. APS is closely monitoring its long range capital management plans, understanding that the resulting legislation and regulation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to fund any such equipment upgrades. In particular, Southern California Edison, a participant in the Four Corners Power Plant (“Four Corners”), has indicated that certain California legislation may prohibit it from making emission control expenditures at the plant.
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
On March 3, 2010, the ACC approved the AZ Sun Program, under which APS plans to own 100 MW of photovoltaic power plants across Arizona by investing up to $500 million through 2014. APS expects to acquire these resources through competitive procurement processes, with projects being placed into service in the 2011 to 2014 timeframe. The ultimate timing depends on the outcome of current and future procurement processes. See Note 3 for additional details of this program, including the related cost recovery.
In the first half of 2010, APS issued three requests for proposals (“RFPs”) for renewable resources. These RFPs are part of the process for procuring the additional renewable resources required under the rate case settlement. The first RFP is for wind projects between 15 and 100 MW to be located within Arizona. As a result of this RFP, on July 22, 2010, APS signed a long-term power purchase agreement for all of the energy from a 99 MW wind farm to be located near Williams, Arizona. This energy will help APS meet the ACC-mandated Renewable Energy Standard, as well as the Arizona-based wind provision included in APS’ rate case settlement. The agreement is subject to various conditions, including ACC approval of the agreement and successful siting, permitting and interconnection of the project to the state’s electric grid. If these conditions are met, commercial operation is expected in late 2011 or 2012.
The second RFP is for utility-scale solar photovoltaic projects between 15 and 50 MW. This RFP serves as the first procurement step for implementing the AZ Sun Program. APS is currently in formal negotiations regarding this RFP. The third RFP, the 2010 Small Generation RFP, serves as the first in a series of solicitations that will define APS’ Small Generation Program. This program will focus on renewable projects between 2 and 15 MW.
Energy Efficiency. Arizona regulators are placing an increased focus on energy efficiency and demand side management programs to encourage customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy. In December 2009, the ACC initiated Energy Efficiency rulemaking, with a proposed Energy Efficiency Standard of 22% annual energy savings by 2020. The 22% figure represents the cumulative reduction in future energy usage through 2020 attributable to energy efficiency initiatives. On July 27, 2010, the proposed Energy Efficiency Standard was approved by the ACC subject to review and approval by the Arizona Attorney General, which should be completed before the end of 2010. An ambitious standard, such as that approved by the ACC, will increase participation by APS customers in these conservation and energy efficiency programs, which in turn will impact Arizona’s future energy resource needs.

Rate Matters. APS needs timely recovery through rates of its capital and operating expenditures to maintain adequate financial health. APS’ retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC. At the end of 2009, the ACC approved a settlement agreement entered into by APS and twenty-one of the twenty-three other parties to APS’ general retail rate case, with modifications that did not materially affect the overall economic terms of the agreement. The rate case settlement should strengthen APS’ financial condition by allowing for rate stability and a greater level of cost recovery and return on investment. It also authorizes and requires equity infusions into APS of at least $700 million prior to the end of 2014 ($253 million of which was infused into APS from proceeds of a Pinnacle West equity issuance in the second quarter of 2010 (see Note 2)). The settlement demonstrates cooperation among APS, the ACC staff, the Residential Utility Consumer Office and other intervenors to the rate case, and establishes a future rate case filing plan that allows APS the opportunity to help shape Arizona’s energy future outside of continual rate cases. See Note 3 for a discussion of the Settlement Agreement terms and information on APS’ FERC rates.
APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its energy efficiency, demand-side management and renewable energy efforts and customer programs. These mechanisms are described more fully in Note 3.
Financial Strength and Flexibility. Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities and have been able to access these facilities as well as the commercial paper market, ensuring adequate liquidity for each company. In early February 2010, APS entered into a $500 million revolving credit facility, replacing its $377 million facility that would have otherwise terminated in December 2010. At that same time, Pinnacle West entered into a $200 million revolving credit facility that replaced its $283 million facility that also would have otherwise terminated in December 2010. Since March 2010, Pinnacle West and APS have accessed the commercial paper markets, which neither company had utilized since the third quarter of 2008 due to negative market conditions.
In April 2010, Pinnacle West issued 6,900,000 shares of common stock at an offering price of $38.00 per share, resulting in net proceeds of approximately $253 million. Pinnacle West contributed all of the net proceeds from this offering into APS in the form of equity infusions. APS has used these capital contributions to repay short-term indebtedness, to finance capital expenditures and for other general corporate purposes.
SunCor Real Estate Operations. As a result of the distressed conditions in the real estate markets, during 2009 SunCor undertook a program to dispose of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce its outstanding debt. In July, SunCor sold land parcels, commercial assets and a master planned home-building community for approximately $70 million, which approximated the carrying value of these assets, resulting in a net gain of zero. In connection with this sale, SunCor negotiated a restructuring of certain of its credit facilities, including its principal loan facility. The debt restructuring resulted in an after-tax gain of approximately $9 million, which will be recognized in the third quarter of 2010. At June 30, 2010, SunCor had approximately $103 million of assets on its balance sheet classified as assets held for sale. These assets consisted of the $70 million of assets sold in July as discussed above, $25 million of consolidated VIEs (see Note 7), master planned home-building communities and golf courses. Because it is expected that SunCor will dispose of these assets within the next 12 months, they are classified as assets held for sale on the balance sheet. See “Pinnacle West Consolidated — Liquidity and Capital Resources — Other Subsidiaries — SunCor” below for a discussion of SunCor’s outstanding debt and related matters and Note 16 for a discussion of related impairment charges.
District Cooling Business Sale. On June 22, 2010, our subsidiary, APSES, sold its district cooling business consisting of operations in downtown Phoenix, Tucson, and on certain Arizona State University campuses. The sale resulted in an after-tax gain of approximately $25 million. Following this sale, APSES plans to focus on its core business of energy conservation and renewable energy contracting services.

Other Subsidiary Matters. The operations of APSES and our other first tier subsidiary, El Dorado, are not expected to have any material impact on our financial results, or to require any material amounts of capital, over the next three years.
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
Customer and Sales Growth. Customer growth in APS’ service territory for the six-month period ended June 30, 2010 was 0.6% compared with the prior year period. For the three years 2007 through 2009, APS’ customer growth averaged 1.8% per year. We currently expect annual customer growth to average about 1% for 2010 through 2012 due to economic conditions both nationally and in Arizona. Retail sales in kilowatt-hours, adjusted to exclude the effects of weather variations, for the six-month period ended June 30, 2010 declined 0.4% compared to the same period in the prior year, reflecting the poor economic conditions and the effects of our energy efficiency programs. For the three years 2007 through 2009, APS’ actual retail electricity sales in kilowatt-hours, adjusted to exclude the effects of weather variations, grew at an average annual rate of 0.2%. We currently estimate that total annual retail electricity sales in kilowatt-hours will remain flat on average during 2010 through 2012, including the effects of APS’ energy efficiency programs, but excluding the effects of weather variations. A continuation of the economic downturn, or the failure of the Arizona economy to rebound in the near future, could further impact these estimates. The customer and sales growth referred to in this paragraph apply to Native Load customers.
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

Fuel and Purchased Power Costs. Fuel and purchased power costs included on our Condensed Consolidated Statements of Income are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, transmission availability or constraints, prevailing market prices, new generating plants being placed in service in our market areas, our hedging program for managing such costs and PSA deferrals and the related amortization.
Operations and Maintenance Expenses. Operations and maintenance expenses are impacted by growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, outages, higher-trending pension and other postretirement benefit costs, renewable energy and demand side management related expenses (which are offset by the same amount of regulated electricity segment operating revenues) and other factors. In its retail rate case settlement, APS committed to operational expense reductions from 2010 through 2014 and received approval to defer certain pension and other postretirement benefit cost increases to be incurred in 2011 and 2012.
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
Interest Expense. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt (see Note 2.) The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, and internally generated cash flow. An allowance for borrowed funds offsets a portion of interest expense while capital projects are under construction. We stop accruing the allowance for borrowed funds on a project when it is placed in commercial operation.

PINNACLE WEST CONSOLIDATED — RESULTS OF OPERATIONS
Our results of operations, provided below, are based upon our two reportable business segments:
•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily retail and wholesale sales supplied to traditional cost-based rate regulation (“Native Load”) customers) and related activities and includes electricity generation, transmission and distribution; and

•	our real estate segment, which consists of SunCor’s real estate development and investment activities. As of June 30, 2010, all of SunCor’s operations have been reclassified to discontinued operations (see Notes 5 and 14). The real estate segment activities are presented separately in the period-over-period discussions that follow.
Operating Results — Three-month period ended June 30, 2010 compared with three-month period ended June 30, 2009
Our consolidated net income attributable to common shareholders for the three months ended June 30, 2010 was $115 million, compared with net income of $68 million for the comparable prior-year period. The improved results reflect an increase of approximately $10 million in regulated electricity segment net income primarily due to increased revenues related to APS’ retail rate increases and other factors, partially offset by milder weather in 2010.
In addition, our consolidated results for 2010 include a gain of $25 million after income taxes related to the sale of APSES’ district cooling business.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

			Increase
			(Decrease)
			in Net Income
	Three Months Ended		Attributable
	June 30,		to Common
	2010	2009	Shareholders
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$548	$521	$27
Operations and maintenance	(213)	(213)	—
Depreciation and amortization	(103)	(101)	(2)
Taxes other than income taxes	(32)	(33)	1
Other income (expenses), net	(3)	3	(6)
Interest charges, net of capitalized financing costs	(53)	(52)	(1)
Income taxes	(51)	(42)	(9)
Noncontrolling interests (Note 7)	(5)	(5)	—

Regulated electricity segment net income	88	78	10

All Other (a)	2	(2)	4

Income from Continuing Operations Attributable to Common Shareholders	90	76	14

Real Estate Segment:
Real estate impairment charges (Note 16)	(2)	(6)	4
Other real estate operations	—	(9)	9
Income taxes	1	6	(5)

Real estate segment net loss	(1)	(9)	8

All other (a)	26	1	25

Income (Loss) from Discontinued Operations Attributable to Common Shareholders	25	(8)	33

Net Income Attributable to Common Shareholders	$115	$68	$47

(a)	Includes activities related to APSES and El Dorado. None of the activities of either of these companies constitutes a reportable segment. Income from discontinued operations for the period ended June 30, 2010 includes a gain of $25 million after income taxes related to the sale of APSES’ district cooling business.

Regulated electricity segment
This section includes a discussion of major variances in income and expense amounts for the regulated electricity segment.
Operating revenues less fuel and purchased power expenses
Regulated electricity segment operating revenues less fuel and purchased power expenses were $27 million higher for the three months ended June 30, 2010 compared with the prior-year period. The following table describes the major components of this change:

	Increase (Decrease)
		Purchased
	Operating	power and fuel
	revenues	expenses	Net change
	(dollars in millions)

Retail regulatory settlement effective January 1, 2010:
Retail base rate increases, net of deferrals	$68	$31	$37
Line extension revenues (Note 3)	4		4
Transmission rate increases	5		5
Higher demand-side management and renewable energy surcharges (substantially offset in operations and maintenance expense)	8		8
Lower retail revenues related to recovery of PSA deferrals, substantially offset by lower amortization of fuel and purchased power expense	(67)	(68)	1
Effects of weather on retail sales, primarily due to milder weather in 2010	(39)	(12)	(27)
Miscellaneous items, net	8	9	(1)

Total	$(13)	$(40)	$27

Operations and maintenance Operations and maintenance expense variances for the three months ended June 30, 2010 compared with the prior-year period include:
•	An increase of $7 million related to demand-side management and renewable energy programs, which are primarily offset in operating revenues; and
•	A decrease of $7 million due to miscellaneous adjustments related primarily to employee benefits.
Other income (expenses), net Other income (expenses), net, decreased earnings by $7 million for the three months ended June 30, 2010 compared with the prior-year period primarily due to net investment losses related to certain nonqualified employee benefit plans. Other income (expenses), net, is comprised of the regulated electricity segment portions of the line items other income and other expense from the Condensed Consolidated Statements of Income.

Income taxes Income taxes were $9 million higher for the three months ended June 30, 2010 compared with the prior-year period primarily because of higher pretax income in the current-year period.
Real estate segment
As of June 30, 2010, all of SunCor’s operations have been reclassified to discontinued operations. The real estate segment net loss attributable to common shareholders was $8 million lower for the three months ended June 30, 2010 compared with the prior-year period primarily because of:
•	A decrease in real estate impairment charges of $4 million;
•	A decrease in the loss from other real estate operations of $9 million; and
•	A decrease in income tax benefits of $5 million primarily because of a lower net loss for the 2010 period.
All Other
All other earnings from discontinued operations were $25 million higher for the three months ended June 30, 2010 compared to the prior-year period primarily because of a gain of $25 million after income taxes related to the sale of APSES’ district cooling business in 2010.
Operating Results — Six-month period ended June 30, 2010 compared with six-month period ended June 30, 2009
Our consolidated net income attributable to common shareholders for the six months ended June 30, 2010 was $109 million, compared with a net loss of $88 million for the comparable prior-year period. The improved results were primarily due to lower real estate impairment charges recorded in 2010 compared with the prior-year period by SunCor, the Company’s real estate subsidiary.
In addition, regulated electricity segment net income increased approximately $37 million from the prior-year period primarily due to increased revenues related to APS’ retail rate increases and other factors, partially offset by milder weather in 2010. Our consolidated results for 2010 also include a gain of $25 million after income taxes related to the sale of APSES’ district cooling business.

The following table presents net income (loss) attributable to common shareholders by business segment compared with the prior-year period:

			Increase
			(Decrease)
			in Net Income
	Six Months Ended		Attributable
	June 30,		to Common
	2010	2009	Shareholders
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$944	$876	$68
Operations and maintenance	(420)	(408)	(12)
Depreciation and amortization	(204)	(201)	(3)
Taxes other than income taxes	(63)	(67)	4
Other income (expenses), net	(5)	(1)	(4)
Interest charges, net of capitalized financing costs	(104)	(100)	(4)
Income taxes	(43)	(32)	(11)
Noncontrolling interests (Note 7)	(10)	(9)	(1)

Regulated electricity segment net income	95	58	37

All Other (a)	2	(7)	9

Income from Continuing Operations Attributable to Common Shareholders	97	51	46

Real Estate Segment:
Real estate impairment charges (Note 16)	(17)	(208)	191
Other real estate operations	(7)	(23)	16
Income taxes	9	91	(82)

Real estate segment net loss	(15)	(140)	125

All other (a)	27	1	26

Income from Discontinued Operations Attributable to Common Shareholders	12	(139)	151

Net Income (Loss) Attributable to Common Shareholders	$109	$(88)	$197

(a)	Includes activities related to APSES and El Dorado. None of the activities of either of these companies constitutes a reportable segment. Income from discontinued operations for the period ended June 30, 2010 includes a gain of $25 million after income taxes related to the sale of APSES’ district cooling business.

Regulated electricity segment
This section includes a discussion of major variances in income and expense amounts for the regulated electricity segment.
Operating revenues less fuel and purchased power expenses
Regulated electricity segment operating revenues less fuel and purchased power expenses were $68 million higher for the six months ended June 30, 2010 compared with the prior-year period. The following table describes the major components of this change:

	Increase (Decrease)
		Purchased
	Operating	power and fuel
	revenues	expenses	Net change
	(dollars in millions)

Retail regulatory settlement effective January 1, 2010:
Retail base rate increases, net of deferrals	$119	$57	$62
Line extension revenues (Note 3)	8		8
Transmission rate increases	9		9
Higher demand-side management and renewable energy surcharges (substantially offset in operations and maintenance expense)	15		15
Lower retail revenues related to recovery of PSA deferrals, substantially offset by lower amortization of fuel and purchased power expense	(122)	(125)	3
Effects of weather on retail sales, primarily due to milder weather in the second quarter 2010	(33)	(10)	(23)
Miscellaneous items, net	—	6	(6)

Total	$(4)	$(72)	$68

Operations and maintenance Operations and maintenance expenses increased $12 million for the six months ended June 30, 2010 compared with the prior-year period primarily because of:
•	An increase of $13 million related to demand-side management and renewable energy programs, which are primarily offset in operating revenues;
•	An increase of $7 million related to customer service and other costs; and
•	A decrease of $8 million in generation costs, including timing of fossil-plant planned maintenance.
Income taxes Income taxes were $11 million higher for the six months ended June 30, 2010 compared with the prior-year period primarily because of higher pretax income in the current-year period, partially offset by $9 million related to a reduction in the Company’s 2010 effective income tax rate. See Note 6.

All Other
All other earnings from continuing operations were $9 million higher for the six months ended June 30, 2010 compared to the prior-year period primarily because of improved margins from APSES’ products and services business and investment losses at El Dorado in 2009.
Real estate segment
During the first quarter of 2009, SunCor’s Board of Directors authorized a series of strategic transactions to dispose of SunCor’s assets. This decision resulted in impairment charges of approximately $208 million pretax in the first six months of 2009. As of June 30, 2010, all of SunCor’s operations have been reclassified to discontinued operations (see Note 2). The real estate segment net loss attributable to common shareholders was $125 million lower for the six months ended June 30, 2010 compared with the prior-year period primarily because of:
•	A decrease in real estate impairment charges of $191 million;
•	A decrease in the loss from other real estate operations of $16 million; and
•	A decrease in income tax benefits of $82 million primarily because of a lower net loss for the 2010 period.
All Other
All other earnings from discontinued operations were $26 million higher for the six months ended June 30, 2010 compared to the prior-year period primarily because of a gain of $25 million after income taxes related to the sale of APSES’ district cooling business in 2010.
PINNACLE WEST CONSOLIDATED — LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table presents net cash provided by (used for) operating, investing and financing activities for the six months ended June 30, 2010 and 2009 (dollars in millions):

	Six Months Ended
	June 30,
	2010	2009
Net cash flow provided by operating activities	$201	$202
Net cash flow used for investing activities	(278)	(541)
Net cash flow provided by (used for) financing activities	(18)	251
The decrease of approximately $1 million in net cash provided by operating activities is primarily due to a voluntary pension contribution in 2010 of approximately $100 million partially offset by changes in working capital.

The decrease of approximately $263 million in net cash used for investing activities is primarily due to the timing of APS’ $164 million of pollution control auction rate securities redemptions in 2009 (related to a corresponding amount in the financing activities’ section) and approximately $100 million of proceeds from the sale of the district cooling business in June 2010.
The decrease of approximately $269 million in net cash provided by financing activities is primarily due to APS’ issuance of $500 million of unsecured senior notes in 2009 and APS’ issuance of $343 million of pollution control bonds in 2009 (a portion of which was used to redeem $179 million of APS’ existing pollution control bonds, with the remainder deposited in a restricted trust fund for redemption of auction rate securities in 2009, as noted above). This was partially offset by proceeds of approximately $253 million from the issuance of equity in April 2010 and lower levels of repayment of short-term borrowings in 2010.
Liquidity
Capital Expenditure Requirements
The following table summarizes the actual capital expenditures for the six months ended June 30, 2009 and 2010 and the estimated capital expenditures for the next three years:
CAPITAL EXPENDITURES
(dollars in millions)

	Six Months Ended		Estimated for the Year Ended
	June 30,		December 31,
	2009	2010	2010	2011	2012
APS
Generation:
Nuclear Fuel	$39	$51	$63	$68	$65
Renewables (a)	—	—	7	151	100
Environmental	28	2	20	80	220
Other Generation	64	71	178	147	134
Distribution	121	120	268	333	328
Transmission	93	61	142	160	192
Other (b)	15	26	77	60	49

Subtotal	360	331	755	999	1,088
Other	7	3	3	—	—

Total	$367	$334	$758	$999	$1,088

(a)	Estimated 2010 capital expenditures are lower than the estimate in the 2009 Form 10-K, primarily due to the timing of renewable expenditures.

(b)	Primarily information systems and facilities projects.
Generation capital expenditures are comprised of various improvements to APS’ existing fossil and nuclear plants. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment. We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require modification to our environmental expenditures. (See “Business of Arizona Public Service Company — Environmental Matters — EPA Environmental Regulation — Regional Haze Rules in Item 1 of the 2009 Form 10-K and “Environmental Matters — Mercury and Other Hazardous Air Pollutants” in Part II, Item 5 below.)

Distribution and transmission capital expenditures are comprised of infrastructure additions and upgrades, capital replacements, new customer construction, related information systems and facility costs. Examples of the types of projects included in the forecast include power lines, substations, line extensions to new residential and commercial developments and upgrades to customer information systems.
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
On June 22, 2010, the Pinnacle West Board of Directors declared a quarterly dividend of $0.525 per share of common stock, payable on September 1, 2010, to shareholders of record on August 2, 2010.
An existing ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is common equity divided by the sum of common equity and long-term debt, including current maturities of long-term debt. At June 30, 2010, APS’ common equity ratio, as defined, was 52%. Its total common equity was approximately $3.6 billion, and total capitalization was approximately $7.0 billion. APS would be prohibited from paying dividends if the payment would reduce its common equity below approximately $2.8 billion, assuming APS’ total capitalization remains the same.
Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs. During the first quarter of 2010, Pinnacle West and APS refinanced existing credit facilities that would have otherwise matured in December 2010.
On February 12, 2010, Pinnacle West refinanced its $283 million revolving credit facility that would have matured in December 2010, and decreased the size of the facility to $200 million. The new facility matures in February 2013. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Pinnacle West will use the facility for general corporate purposes, commercial paper support and for the issuance of letters of credit. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings. As a result of the downsized credit facility, the Company also reduced the size of its commercial paper program to $200 million from $250 million.
At June 30, 2010, the $200 million credit facility was available to support the issuance of up to $200 million in commercial paper or for bank borrowings, including issuances of letters of credit up to $100 million. At June 30, 2010, Pinnacle West had no outstanding borrowings under its revolving credit facility, no commercial paper borrowings and no outstanding letters of credit.

In April 2010, Pinnacle West issued 6,900,000 shares of common stock at an offering price of $38.00 per share, resulting in net proceeds of approximately $253 million. Pinnacle West contributed all of the net proceeds from this offering into APS in the form of equity infusions. APS has used these contributions to repay short-term indebtedness to finance capital expenditures and for other general corporate purposes. Pinnacle West intends to issue equity to provide most of the funds for the equity infusions into APS required by the retail rate case settlement. Such equity issuances may occur at any time in the period through 2014, in Pinnacle West’s discretion. See Note 3.
In June 2010, Pinnacle West received approximately $100 million related to the sale of APSES’ district cooling business. The net proceeds were used to repay short-term indebtedness.
Pinnacle West expects to receive approximately $132 million of cash tax benefits related to SunCor’s strategic asset sales (see Note 16), which will not be fully realized until all of the asset sales are completed. Approximately $7 million of these benefits were recorded in the six months ended June 30, 2010 as reductions to income tax expense related to the current impairment charges. The additional $125 million of tax benefits were recorded as reductions to income tax expense related to SunCor impairment charges recorded on or before December 31, 2009.
The $65 million long-term income tax receivable on the Condensed Consolidated Balance Sheets represents the anticipated refunds related to an APS tax accounting method change approved by the IRS in the third quarter of 2009.
Pinnacle West sponsors a qualified defined benefit and account balance pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. IRS regulations require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of plan assets and our pension obligation. The assets in the plan are comprised of fixed-income, equity and short-term investments. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions. We made no contribution to our pension plan in 2009. We currently estimate that our pension contributions could average around $100 million for several years, assuming the discount rate remains at approximately current levels. During the first quarter of 2010, we made a voluntary contribution of approximately $100 million to our pension plan. The contribution to our other postretirement benefit plans in 2010 is estimated to be approximately $15 million. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 98% of both plans.
APS
APS’ capital requirements consist primarily of capital expenditures and maturities of long-term debt. APS funds its capital requirements with cash from operations and, to the extent necessary, equity infusions from Pinnacle West and external financings. See “Pinnacle West (Parent Company)” above for a discussion of the common equity ratio that APS must maintain in order to pay dividends to Pinnacle West.
On February 12, 2010, APS refinanced its $377 million credit facility that would have matured in December 2010, and increased the size of the facility to $500 million. The new credit facility terminates in February 2013. APS has the option to increase the amount of the facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders. APS will use the facility for general corporate purposes, commercial paper support and for the issuance of letters of credit. Interest rates are based on APS’ senior unsecured debt credit ratings.

At June 30, 2010, APS had two credit facilities totaling $989 million, including the $500 million credit facility described above and a $489 million facility that terminates in September 2011. These facilities are available either to support the issuance of up to $250 million in commercial paper or for bank borrowings, including issuances of letters of credit up to $739 million. At June 30, 2010, APS had no borrowings outstanding under any of its credit facilities and no outstanding commercial paper. A $20 million letter of credit was issued under APS’ $489 million credit facility in the second quarter of 2010.
On July 13, 2010, APS changed the interest rate mode for the approximately $33 million of Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Bonds (Arizona Public Service Company Navajo Project) 1994 Series A, due 2029. The rate period for the bonds changed from a daily-rate mode, supported by a letter of credit, to a three-year term rate mode that will bear interest at a rate of 3.625% per annum for three years. The letter of credit was terminated in connection with this change, and there is no bank or other third-party credit support for the bonds in the term rate mode.
On January 1, 2010, due to the adoption of amended accounting guidance relating to VIEs, APS began consolidating the Palo Verde Lessor Trusts (see Note 7) and, as a result of consolidation of these VIEs, APS has reported the Lessor Trusts’ long-term debt on its Condensed Consolidated Balance Sheets. Interest rates on these debt instruments are 8% and are fixed for the remaining life of the debt. As of June 30, 2010 approximately $30 million was classified as current maturities of long-term debt and $113 million was classified as long-term debt relating to these VIEs. These debt instruments mature on December 30, 2015 and have sinking fund features that are serviced by the lease payments. See Note 7 for additional discussion of the VIEs.
Other Financing Matters — See Note 3 for information regarding the PSA approved by the ACC. Although APS defers actual retail fuel and purchased power costs on a current basis, APS’ recovery of the deferrals from its ratepayers is subject to annual and, if necessary, periodic PSA adjustments.
See Note 3 for information regarding the retail rate case settlement, which includes ACC authorization and requires equity infusions into APS of at least $700 million by December 31, 2014.
See Note 8 for information related to the change in our margin accounts.
Other Subsidiaries
SunCor — In July, SunCor sold land parcels, commercial assets and a master planned home-building community for approximately $70 million, which approximated the carrying value of these assets, resulting in a net gain of zero. In connection with this sale, SunCor negotiated a restructuring of certain of its credit facilities, including its principal loan facility. The debt restructuring resulted in an after-tax gain of approximately $9 million, which will be recognized in the third quarter of 2010.
At June 30, 2010, SunCor had approximately $103 million of assets on its balance sheet classified as assets held for sale. These assets consist of the $70 million of assets sold in July as discussed above, $25 million of consolidated VIEs (see Note 7), master planned home-building communities and golf courses. Because it is expected that SunCor will dispose of these assets within the next 12 months, they are classified as assets held for sale on the balance sheet.

At June 30, 2010, SunCor had $94 million outstanding debt under various credit facilities, all of which was in default. After the sale discussed above, $6 million remains outstanding. Neither Pinnacle West nor any of its other subsidiaries has guaranteed any SunCor indebtedness. A SunCor debt default would not result in a cross-default of any of the debt of Pinnacle West or any of its other subsidiaries. While there can be no assurances as to the ultimate outcome of this matter, Pinnacle West does not believe that SunCor’s inability to repay remaining debt outstanding would have a material adverse impact on Pinnacle West’s cash flows or liquidity.
As of June 30, 2010, SunCor could not transfer any cash dividends to Pinnacle West. This restriction does not affect Pinnacle West’s ability to meet its ongoing capital requirements.
El Dorado — El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments.
APSES — APSES expects minimal capital expenditures over the next three years.
Debt Provisions
Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Certain of APS’ bank financing arrangements also include an interest coverage test. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%. At June 30, 2010, the ratio was approximately 51% for Pinnacle West and 50% for APS. The provisions regarding interest coverage require minimum cash coverage of two times the interest requirements. The interest coverage was approximately 4.4 times as of June 30, 2010. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.
Neither Pinnacle West’s nor APS’ financing agreements contain “rating triggers” that would result in an acceleration of the required interest and principal payments in the event of a rating downgrade. However, our bank financial agreements contain a pricing grid in which the interest costs we pay for borrowings thereafter are determined by our current credit ratings.
All of Pinnacle West’s loan agreements contain “cross-default” provisions that would result in defaults and the potential acceleration of payment under these loan agreements if Pinnacle West or APS were to default under certain other material agreements. All of APS’ bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under certain other material agreements. Pinnacle West and APS do not have a material adverse change restriction for credit facility borrowings.
See Note 2 for further discussions of liquidity matters.

Credit Ratings
The ratings of securities of Pinnacle West and APS as of August 2, 2010 are shown below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase the cost of and limit access to capital. It may also require substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient liquidity to cover a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Senior unsecured (a)	Baa3 (P)	BB+ (prelim)	N/A
Commercial paper	P-3	A-3	F3
Outlook	Stable	Positive	Stable

APS
Senior unsecured	Baa2	BBB-	BBB
Secured lease obligation bonds	Baa2	BBB-	BBB
Commercial paper	P-2	A-3	F3
Outlook	Stable	Positive	Stable

(a)	Pinnacle West has a shelf registration under SEC Rule 415. Pinnacle West currently has no outstanding, rated senior unsecured securities. However, Moody’s assigned a provisional (P) rating and Standard & Poor’s assigned a preliminary (prelim) rating to the senior unsecured securities that can be issued under such shelf registration.
Off-Balance Sheet Arrangements
On January 1, 2010 we adopted amended accounting guidance relating to VIEs and, as a result, we have consolidated certain entities which were previously not consolidated. The consolidation of these entities has impacted our consolidated financial statement results. See Note 7 for a discussion of these impacts.
Guarantees and Letters of Credit
We have issued parental guarantees and obtained surety bonds on behalf of our subsidiaries including credit support instruments enabling APSES to offer energy-related products and surety bonds at APS, principally related to self-insured workers’ compensation. Non-performance or non-payment under the underlying contract by our subsidiaries would result in a payment liability on our part under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees and surety bonds on behalf of our subsidiaries. At June 30, 2010, we had no outstanding claims for payment under any of these guarantees. Our guarantees and surety bonds have no recourse or collateral provisions to allow us to recover amounts paid under the guarantees or surety bonds from our subsidiaries. We generally agree to indemnification provisions related to liabilities arising from or related to certain of our agreements, with limited exceptions depending on the particular agreement. See Note 12 for additional information regarding guarantees and letters of credit.

Contractual Obligations
Our future contractual obligations, including contingent obligations, related to purchased power and fuel contracts, have increased from approximately $8.4 billion at December 31, 2009 to $9.1 billion at June 30, 2010 as follows (dollars in billions):

2010	2011-2012	2013-2014	Thereafter	Total
$0.6	$0.7	$1.0	$6.8	$9.1
These amounts have increased since the 2009 Form 10-K primarily due to increased solar contracts associated with meeting the Renewable Energy Standards.
See Note 2 for a list of payments due on total long-term debt and capitalized lease requirements.
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
OTHER ACCOUNTING MATTERS
On January 1, 2010 we adopted amended accounting guidance relating to VIEs, and as a result we have consolidated certain entities which were previously not consolidated. The consolidation of these entities has impacted our consolidated financial statement results. See Notes 1 and 7 for a discussion of these impacts.
MARKET AND CREDIT RISKS
Market Risks
Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by our nuclear decommissioning trust fund.
Interest Rate and Equity Risk
We have exposure to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust fund (see Note 15). The nuclear decommissioning trust fund also has risks associated with the changing market value of its investments. Nuclear decommissioning costs are recovered in regulated electricity prices.

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
The following table shows the net pretax changes in mark-to-market of our derivative positions for the six months ended June 30, 2010 and 2009 (dollars in millions):

	Six Months Ended
	June 30,
	2010	2009
Mark-to-market of net positions at beginning of period	$(169)	$(282)
Recognized in earnings:
Change in mark-to-market losses for future period deliveries	(4)	(4)
Mark-to-market losses realized including ineffectiveness during the period	2	5
Increase in regulatory asset	(37)	—
Recognized in other comprehensive income (OCI):
Change in mark-to-market losses for future period deliveries (a)	(100)	(133)
Mark-to-market losses realized during the period	42	73
Change in valuation techniques	—	—

Mark-to-market of net positions at end of period	$(266)	$(341)

(a)	The changes in mark-to-market recorded in OCI are due primarily to changes in forward natural gas prices.
The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at June 30, 2010 by maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting” and “Fair Value Measurements,” in Item 8 of our 2009 Form 10-K and Note 15 for more discussion of our valuation methods.

							Total
						Years	fair
Source of Fair Value	2010	2011	2012	2013	2014	thereafter	value
Prices actively quoted	$(1)	$(1)	$—	$—	$—	$—	$(2)
Prices provided by other external sources	(89)	(100)	(27)	(6)	—	—	(222)
Prices based on models and other valuation methods	(8)	(8)	(4)	(6)	(5)	(11)	(42)

Total by maturity	$(98)	$(109)	$(31)	$(12)	$(5)	$(11)	$(266)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 (dollars in millions):

	June 30, 2010		December 31, 2009
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Earnings
Electricity	$1	$(1)	$1	$(1)
Natural gas	1	(1)	1	(1)
Regulatory asset, liability or OCI (a)
Electricity	21	(21)	21	(21)
Natural gas	48	(48)	59	(59)

Total	$71	$(71)	$82	$(82)

(a)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged. To the extent the amounts are eligible for inclusion in the PSA, the amounts are recorded as either a regulatory asset or liability.
Credit Risk
We are exposed to losses in the event of non-performance or non-payment by counterparties. See Note 15 — “Fair Value Measurements” for a discussion of our credit valuation adjustment policy. See Note 8 for a further discussion of credit risk.
ARIZONA PUBLIC SERVICE COMPANY — RESULTS OF OPERATIONS
Operating Results — Three-month period ended June 30, 2010 compared with three-month period ended June 30, 2009
APS’ consolidated net income attributable to common shareholder for the three months ended June 30, 2010 was $90 million, compared with net income of $79 million for the comparable prior-year period. Net income increased approximately $11 million from the prior-year period primarily due to increased revenues related to APS’ retail rate increases and other factors, partially offset by milder weather in 2010.

The following table presents net income attributable to common shareholder compared with the prior-year period:

			Increase
			(Decrease)
			in Net Income
	Three Months Ended		Attributable
	June 30,		to Common
	2010	2009	Shareholder
	(dollars in millions)
Operating revenues less fuel and purchased power expenses	$548	$521	$27
Operations and maintenance	(211)	(211)	—
Depreciation and amortization	(103)	(101)	(2)
Taxes other than income taxes	(32)	(33)	1
Other income (expenses), net	(4)	—	(4)
Interest charges, net of capitalized financing costs	(49)	(48)	(1)
Income taxes	(54)	(44)	(10)
Noncontrolling interests (Note 7)	(5)	(5)	—

Net Income Attributable to Common Shareholder	$90	$79	$11

Operating revenues less fuel and purchased power expenses
Electric operating revenues less fuel and purchased power expenses were $27 million higher for the three months ended June 30, 2010 compared with the prior-year period. The following table describes the major components of this change:

	Increase (Decrease)
		Purchased
	Operating	power and fuel
	revenues	expenses	Net change
	(dollars in millions)

Retail regulatory settlement effective January 1, 2010:
Retail base rate increases, net of deferrals	$68	$31	$37
Line extension revenues (Note 3)	4		4
Transmission rate increases	5		5
Higher demand-side management and renewable energy surcharges (substantially offset in operations and maintenance expense)	8		8
Lower retail revenues related to recovery of PSA deferrals, substantially offset by lower amortization of fuel and purchased power expense	(67)	(68)	1
Effects of weather on retail sales, primarily due to milder weather in 2010	(39)	(12)	(27)
Miscellaneous items, net	8	9	(1)

Total	$(13)	$(40)	$27

Operations and maintenance Operations and maintenance variances for the three months ended June 30, 2010 compared with the prior-year period primarily include:
•	An increase of $7 million related to demand-side management and renewable energy programs, which are primarily offset in operating revenues; and
•	A decrease of $7 million due to miscellaneous adjustments related primarily to employee benefits.
Other income (expenses), net Other income (expenses), net, decreased earnings by $4 million for the three months ended June 30, 2010 compared with the prior-year period primarily due to net investment losses related to certain nonqualified employee benefit plans. Other income (expenses), net, is comprised of the line items other income and other expense from the Condensed Consolidated Statements of Income.
Income taxes Income taxes were $10 million higher for the three months ended June 30, 2010 compared with the prior-year period primarily because of higher pretax income in the current-year period.
Operating Results — Six-month period ended June 30, 2010 compared with six-month period ended June 30, 2009
APS’ consolidated net income attributable to common shareholder for the six months ended June 30, 2010 was $101 million, compared with a net income of $63 million for the comparable prior-year period.

Net income increased approximately $38 million from the prior-year period primarily due to increased revenues related to APS’ retail rate increases and other factors, partially offset by milder weather in 2010.
The following table presents net income attributable to common shareholder compared with the prior-year period:

			Increase
			(Decrease)
			in Net Income
	Six Months Ended		Attributable
	June 30,		to Common
	2010	2009	Shareholder
	(dollars in millions)
Operating revenues less fuel and purchased power expenses	$944	$876	$68
Operations and maintenance	(415)	(402)	(13)
Depreciation and amortization	(204)	(201)	(3)
Taxes other than income taxes	(63)	(66)	3
Other income (expenses), net	(6)	(4)	(2)
Interest charges, net of capitalized financing costs	(97)	(94)	(3)
Income taxes	(48)	(37)	(11)
Noncontrolling interests (Note 7)	(10)	(9)	(1)

Net Income Attributable to Common Shareholder	$101	$63	$38

Operating revenues less fuel and purchased power expenses
Electric operating revenues less fuel and purchased power expenses were $68 million higher for the six months ended June 30, 2010 compared with the prior-year period. The following table describes the major components of this change:

	Increase (Decrease)
		Purchased
	Operating	power and fuel
	revenues	expenses	Net change
	(dollars in millions)

Retail regulatory settlement effective January 1, 2010:
Retail base rate increases, net of deferrals	$119	$57	$62
Line extension revenues (Note 3)	8		8
Transmission rate increases	9		9
Higher demand-side management and renewable energy surcharges (substantially offset in operations and maintenance expense)	15		15
Lower retail revenues related to recovery of PSA deferrals, substantially offset by lower amortization of fuel and purchased power expense	(122)	(125)	3
Effects of weather on retail sales, primarily due to milder weather in the second quarter 2010	(33)	(10)	(23)
Miscellaneous items, net	—	6	(6)

Total	$(4)	$(72)	$68

Operations and maintenance Operations and maintenance expenses increased $13 million for the six months ended June 30, 2010 compared with the prior-year period primarily because of:
•	An increase of $13 million related to demand-side management and renewable energy programs, which are primarily offset in operating revenues;
•	An increase of $8 million related to customer service and other costs; and
•	A decrease of $8 million in generation costs, including timing of fossil-plant planned maintenance.
Income taxes Income taxes were $11 million higher for the six months ended June 30, 2010 compared with the prior-year period primarily because of higher pretax income in the current-year period, partially offset by $9 million related to a reduction in the Company’s 2010 effective income tax rate. See Note 6.

ARIZONA PUBLIC SERVICE COMPANY — LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table presents net cash provided by (used for) operating, investing and financing activities for the six months ended June 30, 2010 and 2009 (dollars in millions):

	Six Months Ended
	June 30,
	2010	2009
Net cash flow provided by operating activities	$154	$217
Net cash flow used for investing activities	(380)	(536)
Net cash flow provided by financing activities	141	250
The decrease of approximately $63 million in net cash provided by operating activities is primarily due to the payment of income taxes in 2010 and a voluntary pension contribution in 2010 of approximately $100 million, partially offset by other changes in working capital.
The decrease of approximately $156 million in net cash used for investing activities is primarily due to APS’ timing of $164 million of pollution control auction rate securities redemptions in 2009 (related to a corresponding amount in the financing activities’ section).
The decrease of approximately $109 million in net cash provided by financing activities is primarily due to APS’ issuance of $500 million of unsecured senior notes in 2009 and APS’ issuance of $343 million of pollution control bonds in 2009 (a portion of which was used to redeem $179 million of APS’ existing pollution control bonds, with the remainder deposited in a restricted trust fund for bond redemption of auction rate securities in 2009, as noted above). This was partially offset by the reduction of short-term borrowings in 2009 and proceeds of approximately $253 million from the infusion of equity from Pinnacle West in 2010.
Contractual Obligations
APS’ future contractual obligations, including contingent obligations, related to purchased power and fuel contracts have increased from approximately $8.4 billion at December 31, 2009 to $9.1 billion at June 30, 2010 as follows (dollars in billions):

2010	2011-2012	2013-2014	Thereafter	Total
$0.6	$0.7	$1.0	$6.8	$9.1
These amounts have increased since the 2009 Form 10-K primarily due to increased solar contracts associated with meeting the Renewable Energy Standard.
See Note 2 for a list of payments due on total long-term debt and capitalized lease requirements.

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
Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.
APS’ management, with the participation of APS’ Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’ disclosure controls and procedures as of June 30, 2010. Based on that evaluation, APS’ Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’ disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
No change in Pinnacle West’s or APS’ internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’ internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See “Environmental Matters” in Item 5 below and in Part II, Item 5 of the Pinnacle West/APS Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (“First Quarter 10-Q”) and “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2009 Form 10-K in regard to pending or threatened litigation or other disputes.
See Note 10 with regard to a lawsuit brought by APS on behalf of itself and the other Palo Verde owners against the DOE, for information relating to FERC proceedings on California and Pacific Northwest energy market issues and for information regarding bankruptcy proceedings involving the landlord for our corporate headquarters building.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. — Risk Factors in the 2009 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS. The risks described in the 2009 Form 10-K are not the only risks facing Pinnacle West and APS. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.
Item 5. OTHER INFORMATION
Environmental Matters
Superfund
See “Superfund” in Note 10 for a discussion of a Superfund site.
Climate Change
See “Environmental Matters — Climate Change” in Part II, Item 5 of the First Quarter 10-Q for a discussion of recent climate change matters, including legislative and regulatory initiatives, regional initiatives, and the Company’s response to climate change initiatives. Updates to certain regulatory matters and climate change related lawsuits are discussed below.
Regulatory Initiative — EPA Endangerment Finding and Tailoring Rule. In December 2009, the EPA determined that greenhouse gas emissions endanger public health and welfare. This determination was made in response to a 2007 United States Supreme Court ruling that greenhouse gases fit within the Clean Air Act’s broad definition of “air pollutant” and, as a result, the EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act. As a result of the endangerment finding, the EPA determined that the Clean Air Act required new regulatory requirements for new and modified major greenhouse gas emitting sources, including power plants. On June 3, 2010, the EPA issued a rule under the Clean Air Act, known as the “tailoring rule,” establishing new greenhouse gas emissions thresholds that determine when sources, including power plants, must obtain air operating permits or New Source Review permits. The tailoring rule became effective on August 2, 2010 and will apply to power plants starting January 1, 2011. Several groups have filed lawsuits challenging the EPA’s endangerment finding and the tailoring rule.

APS does not expect the tailoring rule to have a significant impact on its current operations. The rule will require APS to consider the impact of greenhouse gas emissions as part of its traditional New Source Review analysis for new sources and major modifications to existing plants. At the present time, APS cannot predict what other rules or regulations may ultimately result from the EPA’s endangerment finding, whether the parties challenging the endangerment finding or the tailoring rule will be successful, and what impact other potential rules or regulations will have on APS’ operations.
Climate Change Lawsuits. In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a lawsuit in federal court in the Northern District of California against nine oil companies, fourteen power companies (including Pinnacle West), and a coal company, alleging that the defendants’ emissions of carbon dioxide contribute to global warming and constitute a public and private nuisance. The plaintiffs also allege that the effects of global warming will require the relocation of the village and they are seeking an unspecified amount of monetary damages. In June 2008, the defendants filed motions to dismiss the action, which were granted. The plaintiffs filed an appeal with the court in November 2009 and Pinnacle West filed its reply on June 30, 2010. We believe the action is without merit and intend to continue to defend against the claims.
A similar nuisance lawsuit is currently pending in the 2nd Circuit and another such lawsuit was recently dismissed by the 5th Circuit on procedural grounds. These climate change lawsuits raise political and legal considerations, including whether the courts can or should be making climate change policy decisions. We are not a party to either of these two lawsuits, but will monitor these developments and their potential industry impacts.
Mercury and Other Hazardous Air Pollutants
In early 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the Clean Air Mercury Rule (“CAMR”), which was adopted by the EPA to regulate mercury emissions from coal fired power plants. As a result, the law in effect prior to the adoption of the CAMR became the applicable law, and the EPA is now required to adopt final maximum achievable control technology emissions (“MACT”) standards. Under a consent decree that was finalized on April 15, 2010, the EPA has agreed to issue final MACT standards for mercury and other hazardous air pollutants by November 2011. Under the terms of the consent decree, APS will have three years after the EPA issues its final rule to achieve compliance, which would likely require APS to install additional pollution control equipment.
APS has installed, and continues to install, certain of the equipment necessary to meet the anticipated standards. The estimated costs expected to be incurred over the next three years for such equipment are included in our environmental expenditure estimates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pinnacle West Consolidated — Liquidity and Capital Resources — Capital Expenditure Requirements” in Item 2).

Federal Implementation Plan (“FIP”)
In September 1999, the EPA proposed FIPs to set air quality standards at certain power plants, including Four Corners and the Navajo Plant, which it later revised in 2006. The FIP for Four Corners was finalized in 2009 and the FIP for the Navajo Plant was finalized in April 2010. We do not believe compliance with the required limits established in either FIP will have a material adverse impact on our financial position, results of operations or cash flows.
Coal Combustion Waste
On June 21, 2010, the EPA released its proposed regulations governing the handling and disposal of coal combustion residuals (“CCRs”), such as fly ash and bottom ash. APS currently disposes of CCRs in ash ponds and dry storage areas at Cholla and Four Corners, and also sells a portion of its fly ash for beneficial reuse as a constituent in concrete production. The EPA proposes regulating CCRs as either non-hazardous waste or hazardous waste and is seeking comment on three different alternatives. The hazardous waste proposal would phase out the use of ash ponds for disposal of CCRs. The other two proposals regulate CCRs as non-hazardous waste and impose performance standards for ash disposal. One of these proposals would require retrofitting or closure of currently unlined ash ponds, while the other proposal would not require the installation of liners or pond closures. The EPA has not yet indicated a preference for any of the alternatives.
APS intends to file comments on the proposed rule during a 90-day comment period. We do not know when the EPA will issue a final rule, including required compliance dates. We cannot currently predict the outcome of the EPA’s actions or whether such actions will have a material adverse impact on our financial position, results of operations or cash flows.
Notice of Intent to Sue
As disclosed in the 2009 Form 10-K, on April 6, 2009, APS received a request from the EPA under Section 114 of the Clean Air Act for information regarding projects at and operations of Four Corners. This request was part of an EPA enforcement initiative under the New Source Review provisions of the Clean Air Act. APS responded to the request in August 2009. On May 7, 2010, APS received a Notice of Intent to Sue from Earthjustice, on behalf of several environmental organizations, related to alleged violations of the Clean Air Act at Four Corners (the “Notice”). The Notice alleges New Source Review-related violations and New Source Performance Standard violations. Under the Clean Air Act, a citizens group is required to provide 60 days advance notice of its intent to file a lawsuit. Within that 60-day time period, the EPA may step in and file a lawsuit regarding the allegations. If the EPA does so, the citizens group is precluded from filing its own lawsuit, but it may still intervene in the EPA’s lawsuit, if it so desires. The 60-day period lapsed in early July, and the EPA did not take any action. At this time, we cannot predict whether or when Earthjustice might file a lawsuit.

Item 6. EXHIBITS
(a) Exhibits

Exhibit No.		Registrant(s)	Description

3.1		Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 19, 2010

10.1		Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan

10.2		Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan

12.1		Pinnacle West	Ratio of Earnings to Fixed Charges

12.2		APS	Ratio of Earnings to Fixed Charges

12.3		Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1		Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2		Pinnacle West	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3		APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4		APS	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Registrant(s)	Description

32.2	*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Pinnacle West APS**	XBRL Instance Document

101.SCH	*	Pinnacle West APS**	XBRL Taxonomy Extension Schema Document

101.CAL	*	Pinnacle West APS**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	Pinnacle West APS**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Pinnacle West APS**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	Pinnacle West APS**	XBRL Taxonomy Definition Linkbase Document

*	Furnished herewith as an Exhibit.

**	Furnished voluntarily.

In addition, Pinnacle West hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit			Previously Filed as	Date
No.	Registrant(s)	Description	Exhibit[1]	Filed

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-7-08

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File Nos. 1-8962 and 1-4473	2-20-09

[1]	Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)
Dated: August 3, 2010	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY (Registrant)
Dated: August 3, 2010	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)