Form 10-Q
period 2010-09-30
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2010-10-28
CIK 7286, 764622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

PINNACLE WEST CAPITAL CORPORATION
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
ARIZONA PUBLIC SERVICE COMPANY
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐	No ☑
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 25, 2010: 108,711,779
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 25, 2010: 71,264,947
Arizona Public Service Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

Page

Forward-Looking Statements	2

Part I	3

Item 1. Financial Statements	3

Pinnacle West Capital Corporation	3

Arizona Public Service Company	44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 3. Quantitative and Qualitative Disclosures About Market Risk	80

Item 4. Controls and Procedures	80

Part II	81

Item 1. Legal Proceedings	81

Item 1A. Risk Factors	81

Item 5. Other Information	81

Item 6. Exhibits	83

Signatures	86

Exhibit 12.1
Exhibit 12.2
Exhibit 12.3
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
This combined Form 10-Q is separately provided by Pinnacle West Capital Corporation (“Pinnacle West”) and Arizona Public Service Company (“APS”). Any use of the words “Company,” “we,” and “our” refer to Pinnacle West. Each registrant is providing on its own behalf all of the information contained in this Form 10-Q that relates to such registrant and, where required, its subsidiaries. Except as stated in the preceding sentence, neither registrant is providing any information that does not relate to such registrant, and therefore makes no representation as to any such information. The information required with respect to each company is set forth within the applicable items. Item 1 of this report includes Condensed Consolidated Financial Statements of Pinnacle West and Condensed Consolidated Financial Statements of APS. Item 1 also includes Notes to Pinnacle West’s Condensed Consolidated Financial Statements, the majority of which also relate to APS, and Supplemental Notes, which only relate to APS’ Condensed Consolidated Financial Statements. Item 2 of this report is divided into two sections — Pinnacle West Consolidated and APS. The Pinnacle West Consolidated section describes Pinnacle West and its subsidiaries on a consolidated basis, including discussions of Pinnacle West’s regulated utility and non-utility operations.

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements based on current expectations, and neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by applicable law. These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS. In addition to the Risk Factors described in Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”) and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, these factors include, but are not limited to:
•	regulatory and judicial decisions, developments and proceedings;
•	our ability to achieve timely and adequate rate recovery of our costs;
•	our ability to reduce capital expenditures and other costs while maintaining reliability and customer service levels;
•	variations in demand for electricity, including those due to weather, the general economy, customer and sales growth (or decline), and the effects of energy conservation measures;
•	power plant performance and outages;
•	volatile fuel and purchased power costs;
•	fuel and water supply availability;
•	new legislation or regulation, including those relating to greenhouse gas emissions, renewable energy mandates and energy efficiency standards;
•	our ability to meet renewable energy requirements and recover related costs, including returns on debt and equity capital;
•	risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainty;
•	competition in retail and wholesale power markets;
•	the duration and severity of the economic decline in Arizona and current credit, financial and real estate market conditions;
•	the cost of debt and equity capital and the ability to access capital markets when required;
•	restrictions on dividends or other burdensome provisions in our credit agreements and Arizona Corporation Commission (“ACC”) orders;
•	our ability, or the ability of our subsidiaries, to meet debt service obligations;
•	changes to our credit ratings;
•	the investment performance of the assets of our nuclear decommissioning trust, pension, and other postretirement benefit plans and the resulting impact on future funding requirements;
•	the liquidity of wholesale power markets and the use of derivative contracts in our business;
•	potential shortfalls in insurance coverage;
•	new accounting requirements or new interpretations of existing requirements;
•	generation, transmission and distribution facility and system conditions and operating costs;
•	the ability to meet the anticipated future need for additional baseload generation and associated transmission facilities in our region;
•	the willingness or ability of our counterparties and power plant participants to meet contractual or other obligations;
•	technological developments affecting the electric industry; and
•	economic and other conditions affecting SunCor Development Company’s (“SunCor”) ability to dispose of its remaining assets and satisfy its debt obligations.
These and other factors are discussed in Risk Factors described in Item 1A of our 2009 Form 10-K, which readers should review carefully before placing any reliance on our financial statements or disclosures.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2010	2009
OPERATING REVENUES
Regulated electricity segment	$1,116,211	$1,083,750
Other revenues	22,874	5,286

Total	1,139,085	1,089,036

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	353,904	381,543
Operations and maintenance	221,469	198,030
Depreciation and amortization	104,194	103,008
Taxes other than income taxes	37,528	34,015
Other expenses	18,365	5,033

Total	735,460	721,629

OPERATING INCOME	403,625	367,407

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	5,524	2,197
Other income (Note 11)	4,348	4,386
Other expense (Note 11)	(3,855)	(1,934)

Total	6,017	4,649

INTEREST EXPENSE
Interest charges	60,491	60,299
Allowance for borrowed funds used during construction	(6,163)	(1,349)

Total	54,328	58,950

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	355,314	313,106
INCOME TAXES	123,486	109,778

INCOME FROM CONTINUING OPERATIONS	231,828	203,328
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $4,721 and $(7,567) (Note 14)	7,211	(12,305)

NET INCOME	239,039	191,023
Less: Net income attributable to noncontrolling interests (Notes 7 and 16)	5,119	4,371

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$233,920	$186,652

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	108,632	101,223
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	109,094	101,385

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$2.09	$1.96
Net income attributable to common shareholders — basic	2.15	1.84
Income from continuing operations attributable to common shareholders — diluted	2.08	1.96
Net income attributable to common shareholders — diluted	2.14	1.84
DIVIDENDS DECLARED PER SHARE	$—	$0.525

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$226,700	$198,375
Discontinued operations, net of tax	7,220	(11,723)

Net income attributable to common shareholders	$233,920	$186,652

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING REVENUES
Regulated electricity segment	$2,527,052	$2,498,838
Other revenues	52,982	16,164

Total	2,580,034	2,515,002

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	821,244	920,630
Operations and maintenance	644,415	610,401
Depreciation and amortization	307,864	304,066
Taxes other than income taxes	100,936	100,788
Other expenses	41,009	15,862

Total	1,915,468	1,951,747

OPERATING INCOME	664,566	563,255

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	16,417	11,919
Other income (Note 11)	3,828	4,102
Other expense (Note 11)	(8,650)	(8,887)

Total	11,595	7,134

INTEREST EXPENSE
Interest charges	181,937	177,447
Allowance for borrowed funds used during construction	(12,314)	(8,318)

Total	169,623	169,129

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	506,538	401,260
INCOME TAXES	168,143	137,594

INCOME FROM CONTINUING OPERATIONS	338,395	263,666
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $12,611 and $(97,662) (Note 14)	19,313	(165,867)

NET INCOME	357,708	97,799
Less: Net income (loss) attributable to noncontrolling interests (Notes 7 and 16)	15,005	(690)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$342,703	$98,489

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	105,846	101,107
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	106,318	101,184

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$3.06	$2.47
Net income attributable to common shareholders — basic	3.24	0.97
Income from continuing operations attributable to common shareholders — diluted	3.04	2.46
Net income attributable to common shareholders — diluted	3.22	0.97
DIVIDENDS DECLARED PER SHARE	$1.575	$1.575

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$323,361	$249,412
Discontinued operations, net of tax	19,342	(150,923)

Net income attributable to common shareholders	$342,703	$98,489

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$195,915	$145,378
Customer and other receivables	387,435	301,915
Accrued unbilled revenues	180,006	110,971
Allowance for doubtful accounts	(7,901)	(6,153)
Materials and supplies (at average cost)	174,428	176,020
Fossil fuel (at average cost)	21,826	39,245
Deferred income taxes	134,012	53,990
Income tax receivable (Note 6)	22,840	26,005
Assets from risk management activities (Note 8)	68,476	50,619
Assets held for sale (Notes 14 and 16)	22,312	—
Other current assets	43,983	30,747

Total current assets	1,243,332	928,737

INVESTMENTS AND OTHER ASSETS
Real estate investments — net (Note 16)	—	119,989
Assets from risk management activities (Note 8)	54,968	28,855
Nuclear decommissioning trust (Note 15)	453,963	414,576
Other assets	112,797	110,091

Total investments and other assets	621,728	673,511

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	12,987,278	12,848,138
Accumulated depreciation and amortization	(4,459,579)	(4,340,645)

Net	8,527,699	8,507,493
Construction work in progress	555,137	467,700
Palo Verde sale leaseback, net of accumulated depreciation (Note 7)	140,145	146,722
Intangible assets, net of accumulated amortization	178,666	164,380
Nuclear fuel, net of accumulated amortization	124,101	118,243

Total property, plant and equipment	9,525,748	9,404,538

DEFERRED DEBITS
Regulatory assets	879,056	813,161
Income tax receivable (Note 6)	65,103	65,103
Other	100,520	101,274

Total deferred debits	1,044,679	979,538

TOTAL ASSETS	$12,435,487	$11,986,324

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2010	2009
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$253,565	$240,637
Accrued taxes	157,697	104,011
Accrued interest	52,384	54,596
Short-term borrowings	—	153,715
Current maturities of long-term debt (Note 2)	238,513	303,476
Customer deposits	68,254	71,026
Liabilities from risk management activities (Note 8)	55,847	55,908
Other current liabilities	141,547	125,574

Total current liabilities	967,807	1,108,943

LONG-TERM DEBT LESS CURRENT MATURITIES
Long-term debt less current maturities (Note 2)	3,349,927	3,370,524
Palo Verde sale leaseback lessor notes (Notes 2 and 7)	113,379	126,000

Total long-term debt less current maturities	3,463,306	3,496,524

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,868,860	1,496,095
Deferred fuel and purchased power regulatory liability (Note 3)	41,385	87,291
Other regulatory liabilities	685,908	679,072
Liability for asset retirements	323,134	301,783
Liabilities for pension and other postretirement benefits (Note 4)	737,644	811,338
Liabilities from risk management activities (Note 8)	80,656	62,443
Customer advances	127,449	136,595
Coal mine reclamation	117,029	92,060
Unrecognized tax benefits (Note 6)	66,837	142,099
Other	127,243	144,077

Total deferred credits and other	4,176,145	3,952,853

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 9)
Common stock, no par value	2,418,660	2,153,295
Treasury stock	(2,157)	(3,812)

Total common stock	2,416,503	2,149,483

Retained earnings	1,473,683	1,298,213

Accumulated other comprehensive loss:
Pension and other postretirement benefits	(52,626)	(50,892)
Derivative instruments	(120,634)	(80,695)

Total accumulated other comprehensive loss	(173,260)	(131,587)

Total shareholders’ equity	3,716,926	3,316,109
Noncontrolling interests (Note 7)	111,303	111,895

Total equity	3,828,229	3,428,004

TOTAL LIABILITIES AND EQUITY	$12,435,487	$11,986,324

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$357,708	$97,799
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of district cooling business	(41,973)	—
Depreciation and amortization including nuclear fuel	350,762	338,311
Deferred fuel and purchased power	50,020	(46,743)
Deferred fuel and purchased power amortization	(95,926)	115,214
Allowance for equity funds used during construction	(16,417)	(11,919)
Real estate impairment charges	16,731	260,450
Gain on real estate debt restructuring	(14,403)	—
Deferred income taxes	281,486	154,517
Change in mark-to-market valuations	3,716	(5,970)
Changes in current assets and liabilities:
Customer and other receivables	(103,973)	(79,297)
Accrued unbilled revenues	(69,035)	(56,420)
Materials, supplies and fossil fuel	19,011	(16,781)
Other current assets	(13,236)	26,308
Accounts payable	36,687	(35,923)
Accrued taxes and income tax receivable-net	56,851	(120,878)
Other current liabilities	10,989	8,789
Expenditures for real estate investments	(514)	(2,410)
Gains and other changes in real estate assets	1,811	(10,527)
Change in margin and collateral accounts — assets	(4,336)	1,652
Change in margin and collateral accounts — liabilities	(143,725)	3,564
Change in unrecognized tax benefits	(72,649)	92,720
Change in other regulatory liabilities	40,121	92,598
Change in other long-term assets	(51,659)	(49,577)
Change in other long-term liabilities	(28,547)	15,491

Net cash flow provided by operating activities	569,500	770,968

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(552,707)	(558,495)
Contributions in aid of construction	25,258	17,393
Allowance for borrowed funds used during construction	(12,553)	(8,568)
Proceeds from sale of district cooling business	100,300	—
Proceeds from nuclear decommissioning trust sales	424,255	370,399
Investment in nuclear decommissioning trust	(442,567)	(386,743)
Proceeds from sale of commercial real estate investments	71,174	30,847
Other	9,621	(1,404)

Net cash flow used for investing activities	(377,219)	(536,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	867,582
Repayment of long-term debt	(84,529)	(421,079)
Short-term borrowings and payments — net	(153,715)	(528,217)
Dividends paid on common stock	(161,722)	(153,740)
Common stock equity issuance	255,156	2,623
Noncontrolling interests	(3,286)	(3,393)
Other	6,352	(2,594)

Net cash flow used for financing activities	(141,744)	(238,818)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,537	(4,421)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	145,378	105,245

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$195,915	$100,824

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of (refunds)	$(22,165)	$(34,700)
Interest, net of amounts capitalized	$167,576	$163,438
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Consolidation and Nature of Operations
The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, SunCor, APS Energy Services Company, Inc. (“APSES”), and El Dorado Investment Company (“El Dorado”). Intercompany accounts and transactions between the consolidated companies have been eliminated. The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde sale leaseback variable interest entities (“VIEs”) (see Note 7 for further discussion). Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Weather conditions cause significant seasonal fluctuations in our revenues; therefore, results for interim periods do not necessarily represent results expected for the year.
In preparing the condensed consolidated financial statements, we have evaluated the events that have occurred after December 31, 2009 through the date the financial statements were issued. Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual statements. This quarterly report should be reviewed in conjunction with the audited financial statements included in the 2009 Form 10-K. These condensed consolidated financial statements and notes have been prepared consistently with the 2009 Form 10-K with the exception of certain line items that are presented in more detail on the Condensed Consolidated Statements of Cash Flows than were presented in the prior year. The prior year amounts were reclassified to conform to the current year presentation. Change in margin and collateral accounts — assets is presented as a separate line item instead of as a single line item of change in other long-term assets as previously reported. Change in margin and collateral accounts — liabilities is presented as a separate line item instead of as a single line item of change in other long-term liabilities as previously reported. There has also been a reclassification of certain prior-year amounts on our Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows in accordance with accounting requirements for reporting discontinued operations (see Note 14) and amended accounting guidance on consolidation of VIEs (see Note 7). The following tables show the impacts of the reclassifications to prior year (previously reported) amounts (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

				Amount
				reported after
		Reclassifications		adoption of
		as a result of the		amended VIE
		adoption of		accounting
	As	new VIE	Reclassifications	guidance and
Statement of Income for the	previously	accounting	for discontinued	discontinued
Three Months Ended September 30, 2009	reported	guidance	operations	operations
Operating Revenues
Real estate segment	$47,602	$—	$(47,602)	$—
Other revenues	10,853	—	(5,567)	5,286
Operating Expenses
Real estate segment operations	25,074	—	(25,074)	—
Real estate impairment charge	37,051	—	(37,051)	—
Operations and maintenance	208,769	(9,916)	(823)	198,030
Depreciation and amortization	102,246	1,927	(1,165)	103,008
Taxes other than income taxes	34,111	—	(96)	34,015
Other expenses	8,014	—	(2,981)	5,033
Other
Other income	4,650	—	(264)	4,386
Interest Expense
Interest charges	60,161	3,036	(2,898)	60,299
Allowance for borrowed funds used during construction	(1,423)	—	74	(1,349)
Income Taxes	103,507	—	6,271	109,778
Income From Continuing Operations	188,065	4,953	10,310	203,328
Loss From Discontinued Operations	(1,995)	—	(10,310)	(12,305)
Net Income	186,070	4,953	—	191,023
Net Income (Loss) Attributable To Noncontrolling Interests	(582)	4,953	—	4,371

Statement of Income for the Nine Months Ended September 30, 2009
Operating Revenues
Real estate segment	$75,122	$—	$(75,122)	$—
Other revenues	30,084	—	(13,920)	16,164
Operating Expenses
Real estate segment operations	71,413	—	(71,413)	—
Real estate impairment charge	241,469	—	(241,469)	—
Operations and maintenance	642,545	(29,745)	(2,399)	610,401
Depreciation and amortization	302,166	5,778	(3,878)	304,066
Taxes other than income taxes	101,126	—	(338)	100,788
Other expenses	22,214	—	(6,352)	15,862
Other
Other income	4,820	—	(718)	4,102
Interest Expense
Interest charges	174,720	9,713	(6,986)	177,447
Allowance for borrowed funds used during construction	(8,568)	—	250	(8,318)
Income Taxes	48,082	—	89,512	137,594
Income From Continuing Operations	96,099	14,254	153,313	263,666
Loss From Discontinued Operations	(12,554)	—	(153,313)	(165,867)
Net Income	83,545	14,254	—	97,799
Net Loss Attributable To Noncontrolling Interests	(14,944)	14,254	—	(690)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Reclassifications as a	Amounts reported
		result of the adoption of	after adoption of
	As previously	the new VIE accounting	amended VIE
Balance Sheets — December 31, 2009	reported	guidance	accounting guidance
Property, Plant and Equipment — Palo Verde sale leaseback, net of accumulated depreciation	$—	$146,722	$146,722
Deferred Debits — Regulatory assets	781,714	31,447	813,161
Current Liabilities — Current maturities of long-term debt	277,693	25,783	303,476
Long-Term Debt Less Current Maturities — Palo Verde sale leaseback lessor notes	—	126,000	126,000
Deferred Credits and Other — Other	200,015	(55,938)	144,077
Equity — Noncontrolling Interests	29,571	82,324	111,895

			Amounts reported
		Reclassifications as a	after adoption of
		result of the adoption of	amended VIE
		the new VIE accounting	accounting guidance
		guidance and to conform	and to conform to
Statement of Cash Flows for the	As previously	to current year	current year
Nine Months Ended September 30, 2009	reported	presentation	presentation
Cash Flows from Operating Activities
Net income	$83,545	$14,254	$97,799
Depreciation and amortization including nuclear fuel	332,532	5,779	338,311
Other current liabilities	25,808	(17,019)	8,789
Change in margin and collateral accounts-assets	—	1,652	1,652
Change in margin and collateral accounts-liabilities	—	3,564	3,564
Other long-term assets	(47,925)	(1,652)	(49,577)
Other long-term liabilities	12,071	3,420	15,491
Cash Flows from Financing Activities
Repayment and acquisition of long-term debt	(414,474)	(6,605)	(421,079)
Noncontrolling interests	—	(3,393)	(3,393)
Supplemental Disclosure of Cash Flow Information
Cash paid for Interest, Net of Amounts Capitalized	153,725	9,713	163,438

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Long-term Debt and Liquidity Matters
The following table shows principal payments due on Pinnacle West’s and APS’ total long-term debt and capitalized lease requirements as of September 30, 2010 (dollars in millions):

	Consolidated	Consolidated
Year	Pinnacle West	APS
2010	$23	$17
2011	632	457
2012	478	478
2013	140	140
2014	503	503
Thereafter	1,932	1,932

Total	$3,708	$3,527

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
At September 30, 2010, the $200 million credit facility was available to support the issuance of up to $200 million in commercial paper or for bank borrowings, including issuances of letters of credit up to $100 million. At September 30, 2010, Pinnacle West had no outstanding borrowings under this credit facility, no commercial paper borrowings and no outstanding letters of credit.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
At September 30, 2010, APS had two credit facilities totaling $989 million, including the $500 million credit facility described above and a $489 million facility that terminates in September 2011. These facilities are available either to support the issuance of up to $250 million in commercial paper or for bank borrowings, including issuances of letters of credit up to $739 million. At September 30, 2010, APS had no borrowings outstanding under any of its credit facilities and no outstanding commercial paper. A $20 million letter of credit was issued under APS’ $489 million credit facility in the second quarter of 2010.
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
On August 10, 2010, APS changed the letter of credit supporting the approximately $17 million of Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Bonds (Arizona Public Service Company Project) Series 1998, due 2033. The bonds were in a daily rate mode supported by a letter of credit and remain in a daily rate mode, supported by a new three-year letter of credit expiring in August 2013.
On October 12, 2010, APS changed the interest rate mode for the approximately $147 million of City of Farmington, New Mexico Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Four Corners Project) 1994 Series A and 1994 Series B, due 2024 and City of Farmington, New Mexico Pollution Control Revenue Bonds (Arizona Public Service Company Four Corners Project) 1994 Series C, due 2024. The rate period for the 1994 Series A bonds and the 1994 Series B bonds changed from a daily rate mode, supported by letters of credit, to a term rate mode to maturity with an optional redemption after year ten that will bear interest at a rate of 4.70% per annum until maturity in 2024 unless the optional redemption is exercised by APS. The rate period for the 1994 Series C bonds changed from a daily rate mode, supported by a letter of credit, to a three-year term rate mode that will bear interest at a rate of 2.875% per annum until October 2013. The letters of credit supporting each of these three series of bonds were terminated in connection with these changes, and there is no bank or other third-party credit support for any of these bonds.
On January 1, 2010, due to the adoption of amended accounting guidance relating to VIEs, APS began consolidating the Palo Verde Lessor Trusts (see Note 7) and, as a result of consolidation of these VIEs, APS has reported the Lessor Trusts’ long-term debt on its Condensed Consolidated Balance Sheets. Interest rates on these debt instruments are 8% and are fixed for the remaining life of the debt. As of September 30, 2010, approximately $30 million was classified as current maturities of long-term debt and $113 million was classified as long-term debt relating to these VIEs. These debt instruments mature on December 30, 2015 and have sinking fund features that are serviced by the lease payments. See Note 7 for additional discussion of the VIEs.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SunCor
In July 2010, SunCor sold land parcels, commercial assets and a master planned home-building community for approximately $70 million, which approximated the carrying value of these assets, resulting in a net gain of zero. In connection with this sale, SunCor negotiated a restructuring of certain of its credit facilities, including its principal loan facility. The debt restructuring resulted in an after-tax gain of approximately $9 million, which was recognized in the third quarter of 2010.
At September 30, 2010, SunCor had approximately $22 million of assets on its balance sheet classified as assets held for sale. These assets consisted of $18 million of consolidated VIEs (see Note 7), master planned home-building communities and golf courses. Because it is expected that SunCor will dispose of these assets within the next 12 months, they are classified as assets held for sale on the balance sheet.
At September 30, 2010, SunCor had $6 million in debt outstanding, a portion of which is in default. Neither Pinnacle West nor any of its other subsidiaries has guaranteed any SunCor indebtedness. A SunCor debt default would not result in a cross-default of any of the debt of Pinnacle West or any of its other subsidiaries. While there can be no assurances as to the ultimate outcome of this matter, Pinnacle West does not believe that SunCor’s inability to repay remaining debt outstanding would have a material adverse impact on Pinnacle West’s cash flows or liquidity.
As of September 30, 2010, SunCor could not transfer any cash dividends to Pinnacle West. This restriction does not affect Pinnacle West’s ability to meet its ongoing capital requirements.
Debt Provisions
An existing ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt. At September 30, 2010, APS’ common equity ratio, as defined, was 53%. Its total shareholder equity was approximately $3.8 billion, and total capitalization was approximately $7.2 billion. APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $2.9 billion, assuming APS’ total capitalization remains the same. This restriction does not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.
3. Regulatory Matters
2008 General Retail Rate Case Impacts
On December 30, 2009, the ACC issued an order approving a settlement agreement (“Settlement Agreement”) entered into by APS and twenty-one other parties to its general retail rate case, which was originally filed in March 2008. The Settlement Agreement contains on-going requirements, commitments and authorizations, including the following:
•	Revenue accounting treatment for line extension payments received for new or upgraded service from January 1, 2010 through year end 2012 (or until new rates are established in APS’ next general rate case, if that is before the end of 2012), which resulted in projected estimates of increased revenues of $23 million, $25 million and $49 million, respectively (as of September 30, 2010, estimates for the 2010 year are expected to be $17 — $21 million);
•	An authorized return on common equity of 11%;

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•	A capital structure comprised of 46.2% debt and 53.8% common equity;
•	A commitment from APS to reduce average annual operational expenses by at least $30 million from 2010 through 2014;
•	Authorization and requirements of equity infusions into APS of at least $700 million during the period beginning June 1, 2009 through December 31, 2014 ($253 million of which was infused into APS from proceeds of a Pinnacle West equity issuance in the second quarter of 2010 (see Note 2)); and
•	Various modifications to the existing energy efficiency, demand-side management and renewable energy programs that require APS to, among other things, expand its conservation and demand-side management programs and its use of renewable energy, as well as allow for concurrent recovery of renewable energy expenses and provide for more concurrent recovery of demand-side management costs and incentives.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On March 3, 2010, the ACC approved the AZ Sun Program, which contemplates the addition of 100 megawatts (“MW”) of APS-owned solar resources through 2014. Through this program, APS plans to invest up to $500 million in solar photovoltaic projects across Arizona, which APS will acquire through competitive procurement processes. The costs associated with the first 50 MW under this program will be recovered initially through the RES until such time as the costs are recovered in base rates. The costs of the second 50 MW will be recovered through a mechanism to be determined in APS’ next retail rate case. As of September 30, 2010, APS had signed two contracts to develop 33 MW of photovoltaic power for approximately $150 million under the AZ Sun Program.
On April 1, 2010, the ACC approved the Community Power Project, a pilot program in which APS will own, operate and receive energy from approximately 1.5 MW of solar panels on the rooftops of up to 200 residential and business customers located within a certain test area. Costs of the program will be recovered through the RES until such time as the costs are recovered in base rates.
On July 1, 2010, APS filed its annual RES implementation plan, covering the 2011-2015 timeframe and requesting 2011 RES funding of $96.4 million. The 2011 Plan addressed enhancements to the residential distributed energy incentive program based on high customer participation and additional programs offered in response to ACC workshops on “feed in tariffs,” which provide opportunities for streamlined development of certain renewable projects. On October 13, 2010, APS filed an adjusted RES implementation plan to reflect the following items, among others: 1) increased clarity relating to customer project in-service dates and related budget revisions; 2) AZ Sun Program updates; and 3) addition of 10 MW of biomass capacity. In addition, APS lowered its 2011 RES funding request to $92.5 million primarily as a result of an improved understanding of the timing of incentives payable for commercial projects. APS expects the ACC to vote on the 2011 Plan in the fourth quarter of 2010.
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
On June 1, 2010, APS filed its 2011 Energy Efficiency Implementation Plan. In order to meet the energy efficiency goal for 2011 established by the Settlement Agreement of annual energy savings of 1.25%, expressed as a percent of total energy resources to meet retail load, APS proposed a total budget for 2011 of $79.2 million. If this plan is approved by the ACC as proposed, and when added to the amortization of 2009 costs discussed above less the $10 million already being recovered in general rates, the DSMAC would recover approximately $74.8 million over a twelve month period beginning March 1, 2011. These amounts do not include $1.3 million for an electric vehicle charging station program submitted to the ACC for approval on September 30, 2010.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PSA Mechanism and Balance. The power supply adjustor (“PSA”) provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs from the “Base Fuel Rate,” which is currently $0.0376 per kilowatt-hour (“kWh”). The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for the nine-month periods ended September 30, 2010 and 2009 (dollars in millions):

	Nine Months Ended
	September 30,
	2010	2009
Beginning balance	$(87)	$8
Deferred fuel and purchased power costs-current period	(50)	47
Amounts refunded (recovered)	96	(115)

Ending balance	$(41)	$(60)

The PSA rate for the current PSA year is ($0.0045) per kWh. Since the 2010 PSA adjustment was a reduction of the PSA rate, the ACC accelerated the 2010 adjustment from the standard PSA year start date of February 1st to January 1st to coincide with the increase in retail rates resulting from the ACC’s decision in the general retail rate case, causing a minimal net impact on residential bills. This accelerated 2010 adjustment will remain in effect until February 1, 2011. The regulatory liability at September 30, 2010 reflects lower average prices and the seasonal nature of fuel and purchased power costs. Any uncollected (overcollected) deferrals during the 2010 PSA year will be included in the historical component of the PSA rate for the PSA year beginning February 1, 2011.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Effective June 1, 2010, APS’ annual wholesale transmission rates for all users of its transmission system were reduced by approximately $12 million in accordance with the FERC-approved formula as a result of lower costs reflected in the formula. Approximately $10 million of this revenue reduction relates to transmission services used for APS’ retail customers. On May 20, 2010, APS filed with the ACC an application for the related reduction of its TCA rate. The ACC approved the TCA reduction on July 27, 2010.
Decoupling. On October 18, 2010, the Chairman of the ACC issued a draft decoupling policy statement. Decoupling refers to a ratemaking design which reduces or removes the linkage between sales and utility revenues and/or profits, reducing utility disincentives to the adoption of programs that benefit customers by saving energy. Mechanically, decoupling compares actual versus authorized revenues or revenue per customer over a period and either credits or collects any differences from customers in a subsequent period. The draft policy is supportive of decoupling using a revenue-per-customer methodology, which is the mechanism APS and a number of other parties support because it recognizes increased costs associated with additional customers. The draft policy would allow a utility to file a decoupling plan in its next general rate case. Subsequent steps by the ACC prior to approving any policy statement will likely depend on the nature and extent of the comments received from various stakeholders.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in millions):

	Pension Benefits				Other Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost — benefits earned during the period	$14	$13	$42	$40	$4	$4	$14	$14
Interest cost on benefit obligation	31	29	92	88	11	10	32	29
Expected return on plan assets	(31)	(29)	(93)	(87)	(9)	(9)	(29)	(26)
Amortization of:
Transition obligation	—	—	—	—	—	1	—	2
Prior service cost	—	1	1	2	—	—	—	—
Net actuarial loss	5	4	15	11	2	3	7	8

Net periodic benefit cost	$19	$18	$57	$54	$8	$9	$24	$27

Portion of cost charged to expense	$10	$9	$29	$26	$4	$4	$12	$13

APS’ share of cost charged to expense	$9	$8	$28	$25	$4	$4	$12	$12

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
In July 2010, SunCor sold land parcels, commercial assets and a master planned home-building community. It is expected that SunCor will dispose of its remaining assets within the next 12 months. As a result, they are classified as assets held for sale on the balance sheet at September 30, 2010 and all of SunCor’s operations are reflected in discontinued operations. While segment reporting is not required for discontinued operations, Pinnacle West continues to provide the information below, due to the significant impacts of real estate impairments in 2009. See Note 14 — Discontinued Operations.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial data for the three and nine months ended September 30, 2010 and 2009 and at September 30, 2010 and December 31, 2009 is provided as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating revenues:
Regulated electricity segment	$1,116	$1,084	$2,527	$2,499
All other (a)	23	5	53	16

Total	$1,139	$1,089	$2,580	$2,515

Net income (loss) attributable to common shareholders:
Regulated electricity segment	$225	$200	$320	$257
Real estate segment	8	(12)	(6)	(153)
All other (a)	1	(1)	29	(6)

Total	$234	$187	$343	$98

	As of	As of
	September 30, 2010	December 31, 2009
Assets:
Regulated electricity segment	$12,324	$11,691
Real estate segment	41	161
All other (a)	70	134

Total	$12,435	$11,986

(a)	Includes activities related to APSES and El Dorado. None of the activities of either of these companies constitutes a reportable segment. All other also includes the sale of APSES’ district cooling business, which resulted in an after-tax gain of $25 million for the nine months ended September 30, 2010. See Note 14 — Discontinued Operations.
6. Income Taxes
Pinnacle West expects to receive approximately $132 million of cash tax benefits related to SunCor’s strategic asset sales (see Note 16), which will not be fully realized until all of the asset sales are completed. Approximately $7 million of these benefits were recorded in the nine months ended September 30, 2010 as reductions to income tax expense related to the current impairment charges. The additional $125 million of tax benefits were recorded as reductions to income tax expense related to SunCor impairment charges recorded on or before December 31, 2009.
The $88 million income tax receivables on the Condensed Consolidated Balance Sheets represent the anticipated refunds related to an APS tax accounting method change approved by the Internal Revenue Service (“IRS”) in the third quarter of 2009 and the current year tax benefits related to the SunCor strategic asset sales that closed in 2010.

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
As of September 30, 2010, the tax year ended December 31, 2008 and all subsequent tax years remain subject to examination by the IRS. With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 1999.
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
APS VIEs
In 1986, APS entered into agreements with three separate VIE lessor trusts in order to sell and lease back interests in Palo Verde Nuclear Generating Station (“Palo Verde”) Unit 2 and related common facilities. The VIE lessor trusts are single-asset leasing entities. APS will pay approximately $49 million per year for the years 2010 to 2015 related to these leases. The leases do not contain fixed price purchase options or residual value guarantees. However, the lease agreements include fixed rate renewal periods which may have a significant impact on the VIEs’ economic performance. We have concluded that these fixed rate renewal periods may give APS the ability to utilize the asset for a significant portion of the asset’s economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance. In addition to the fixed rate renewal periods, our primary beneficiary analysis also considered that APS is the operating agent for Palo Verde, is obligated to decommission the leased assets and has fair value purchase options.
Under the previous quantitative VIE consolidation model, APS was not considered the primary beneficiary of the lessor trusts, as APS did not absorb the majority of the entities’ expected losses or did not receive a majority of the residual returns. The arrangements were previously accounted for as operating leases.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Consolidation of these VIEs eliminates the lease accounting we previously reported and results in changes in our consolidated assets, debt, equity, and net income. Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders. The creditors of the VIEs have no recourse to the assets of APS or Pinnacle West. As a result of consolidation we have eliminated rent expense, and have recognized depreciation and interest expense, resulting in an increase in net income for the three and nine months ended September 30, 2010 of $5 million and of $15 million, respectively, entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders remains the same. Consolidation of these VIEs also results in changes to our Condensed Consolidated Statements of Cash Flows, but does not impact net cash flows.
Our Condensed Consolidated Balance Sheets at September 30, 2010 include the following amounts relating to the VIEs (in millions):

September 30,
2010
Property plant and equipment, net of accumulated depreciation	$140
Long-term debt including current maturities	143
Equity- Noncontrolling interests	94
For regulatory ratemaking purposes the leases continue to be treated as operating leases, and as a result we have recorded a regulatory asset of $32 million as of September 30, 2010.
APS is exposed to losses relating to these lessor trust VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of September 30, 2010, APS would have been required to pay the noncontrolling equity participants approximately $152 million and assume $143 million of debt. Since APS now consolidates the VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets.
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
SunCor VIEs
SunCor is the primary beneficiary of certain land development trust arrangements and, accordingly, consolidates these VIEs. We have determined that SunCor is the primary beneficiary of these VIEs because SunCor controls the activities related to the development of the land held in the trusts. Our adoption of amended VIE accounting guidance has not changed our accounting treatment of the SunCor VIEs. Our Condensed Consolidated Balance Sheets reflect $18 million of assets and $18 million of noncontrolling equity interests relating to these arrangements at September 30, 2010. Our Condensed Consolidated Balance Sheets reflect $29 million of assets and $29 million of noncontrolling equity interests related to these arrangements at December 31, 2009. The assets relating to these VIEs consist strictly of land, all of which is restricted and may only be used for payment to the noncontrolling interests. We have not provided, and are not required to provide, financing or other financial support to these entities.

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
Hedge effectiveness is the degree to which the derivative instrument contract and the hedged item are correlated and is measured based on the relative changes in fair value between the derivative instrument contract and the hedged item over time. We assess hedge effectiveness both at inception and on a continuing basis. These assessments exclude the time value of certain options. For accounting hedges that are deemed an effective hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period during which the hedged transaction affects earnings. We recognize in current earnings the gains and losses representing hedge ineffectiveness, and the gains and losses on any hedge components which are excluded from our effectiveness assessment. As of September 30, 2010, we hedged the majority of certain exposures to the price variability of commodities for a maximum of 39 months.
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
As of September 30, 2010, we had the following outstanding gross notional amount of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	14,149,591	megawatt hours
Gas	149,026,687	MMBTU (a)

(a)	“MMBTU” is one million British thermal units.
Derivative Instruments in Designated Accounting Hedging Relationships
The following table provides information about gains and losses from derivative instruments in designated accounting hedging relationships and their impact on our Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

		Three Months Ended		Nine Months Ended
	Financial Statement	September 30,		September 30,
Commodity Contracts	Location	2010	2009	2010	2009

Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments (Effective Portion)	Accumulated other comprehensive loss-derivative instruments	$(67,856)	$4,959	$(168,110)	$(128,035)
Amount of Loss Reclassified from AOCI into Income (Effective Portion Realized)	Regulated electricity segment fuel and purchased power	(59,801)	(81,660)	(102,130)	(154,990)
Amount of Gain (Loss) Recognized in Income from Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)	Regulated electricity segment fuel and purchased power	(68)	(9,085)	1,364	(12,993)

(a)	During the three and nine months ended September 30, 2010 and 2009, we had no amounts reclassified from AOCI to earnings related to discontinued cash flow hedges.
During the next twelve months, we estimate that a net loss of $119 million before income taxes will be reclassified from AOCI as an offset to the effect of market price changes for the related hedged transactions. Approximately 90% of the amounts related to derivatives subject to the PSA will be recorded as either a regulatory asset or liability and have no effect on earnings.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments Not Designated as Accounting Hedges
The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments and their impact on our Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

		Three Months Ended		Nine Months Ended
	Financial Statement	September 30,		September 30,
Commodity Contracts	Location	2010	2009	2010	2009

Amount of Net Gain Recognized in Income from Derivative Instruments	Regulated electricity segment revenue	$1,721	$126	$2,316	$464

Amount of Net Gain (Loss) Recognized in Income from Derivative Instruments	Regulated electricity segment fuel and purchased power expense	(41,044)	23,463	(105,272)	(18,259)

Total		$(39,323)	$23,589	$(102,956)	$(17,795)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets
The following table provides information about the fair value of our derivative instruments, margin account and cash collateral reported on a gross basis. Transactions with counterparties that have master netting arrangements are reported net on the balance sheet. These amounts are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets. Amounts are as of September 30, 2010 (dollars in thousands):

		Investments	Current	Deferred Credits	Total Assets
Commodity Contracts	Current Assets	and Other Assets	Liabilities	and Other	(Liabilities)
Derivatives designated as accounting hedging instruments:
Assets	$2	$—	$—	$—	$2
Liabilities	(1,311)	(2,159)	(123,351)	(86,043)	(212,864)

Total hedging instruments	(1,309)	(2,159)	(123,351)	(86,043)	(212,862)

Derivatives not designated as accounting hedging instruments:
Assets	40,078	57,154	45,700	30,659	173,591
Liabilities	(1,257)	(27)	(124,165)	(126,066)	(251,515)

Total non-hedging instruments	38,821	57,127	(78,465)	(95,407)	(77,924)

Total derivatives	37,512	54,968	(201,816)	(181,450)	(290,786)

Margin account	23,822	—	2,068	—	25,890
Collateral provided to counterparties	12,701	—	145,230	100,794	258,725
Collateral provided from counterparties	(6,750)	—	(1,250)	—	(8,000)
Prepaid option premiums and other	1,191	—	(79)	—	1,112

Balance Sheet Total	$68,476	$54,968	$(55,847)	$(80,656)	$(13,059)

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

Credit Risk and Credit-Related Contingent Features
We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management contracts with many counterparties, including two counterparties for which our exposure represents approximately 51% of Pinnacle West’s $123 million of risk management assets as of September 30, 2010. This exposure relates to long-term traditional wholesale contracts with counterparties that have very high credit quality. Our risk management process assesses and monitors the financial exposure of all counterparties. Despite the fact that the great majority of our trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain of our derivative instrument contracts contain credit-risk-related contingent features including, among other things, investment grade credit rating provisions, credit-related cross default provisions, and adequate assurance provisions. Adequate assurance provisions allow a counterparty with reasonable grounds for uncertainty to demand additional collateral based on subjective events and/or conditions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2010 was $430 million, for which we had posted collateral of $247 million in the normal course of business.
For those derivative instruments in a net liability position, with investment grade credit contingencies, the counterparties could demand additional collateral if our debt credit rating were to fall below investment grade (below BBB- for Standard & Poor’s Ratings Services (“Standard & Poor’s”) or Fitch, Inc. (“Fitch”) or Baa3 for Moody’s Investors Service, Inc. (“Moody’s”)), which would be a violation of the credit rating provisions. If the investment grade contingent features underlying these agreements had been fully triggered on September 30, 2010, after off-setting asset positions under master netting arrangements we would have been required to post approximately an additional $111 million of collateral to our counterparties; this amount includes those contracts that qualify for scope exceptions, which are excluded from the derivative details in the above footnote. We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features which could require us to post additional collateral of approximately $204 million if our debt credit ratings were to fall below investment grade.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Changes in Equity
The following tables show Pinnacle West’s changes in shareholders’ equity and changes in equity of noncontrolling interests for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Common	Noncontrolling		Common	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total

Beginning balance, July 1	$3,479,548	$113,455	$3,593,003	$3,206,805	$112,677	$3,319,482

Net income	233,920	5,119	239,039	186,652	4,371	191,023

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	(67,856)	—	(67,856)	4,959	—	4,959
Net reclassification of realized losses to income (b)	59,801	—	59,801	81,660	—	81,660
Reclassification of pension and other postretirement benefits to income	1,314	—	1,314	1,240	—	1,240
Net income tax benefit (expense) related to items of other comprehensive income (loss)	2,660	—	2,660	(34,495)	—	(34,495)

Total other comprehensive income (loss)	(4,081)	—	(4,081)	53,364	—	53,364

Total comprehensive income	229,839	5,119	234,958	240,016	4,371	244,387

Issuance of capital stock	2,506	—	2,506	2,756	—	2,756
Purchase of treasury stock, net of reissuances	577	—	577	589	—	589
Other (primarily stock compensation)	4,456	—	4,456	(372)	—	(372)
Dividends on common stock	—	—	—	(53,132)	—	(53,132)
Net capital activities by noncontrolling interests	—	(7,271)	(7,271)	—	(93)	(93)

Ending balance, September 30	$3,716,926	$111,303	$3,828,229	$3,396,662	$116,955	$3,513,617

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Common	Noncontrolling		Common	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total

Beginning balance, January 1	$3,316,109	$111,895	$3,428,004	$3,445,979	$124,990	$3,570,969

Net income (loss)	342,703	15,005	357,708	98,489	(690)	97,799

Other comprehensive income (loss):
Net unrealized losses on derivative instruments (a)	(168,110)	—	(168,110)	(128,035)	—	(128,035)
Net reclassification of realized losses to income (b)	102,130	—	102,130	154,990	—	154,990
Reclassification of pension and other postretirement benefits to income	4,069	—	4,069	3,745	—	3,745
Net unrealized losses related to pension and other postretirement benefits	(6,933)	—	(6,933)	(4,204)	—	(4,204)
Net income tax benefit (expense) related to items of other comprehensive income (loss)	27,171	—	27,171	(10,337)	—	(10,337)

Total other comprehensive income (loss)	(41,673)	—	(41,673)	16,159	—	16,159

Total comprehensive income (loss)	301,030	15,005	316,035	114,648	(690)	113,958

Issuance of capital stock	260,665	—	260,665	8,102	—	8,102
Purchase of treasury stock, net of reissuances	1,655	—	1,655	(957)	—	(957)
Other (primarily stock compensation)	4,598	—	4,598	(11,899)	—	(11,899)
Dividends on common stock	(167,131)	—	(167,131)	(159,211)	—	(159,211)
Net capital activities by noncontrolling interests	—	(15,597)	(15,597)	—	(7,345)	(7,345)

Ending balance, September 30	$3,716,926	$111,303	$3,828,229	$3,396,662	$116,955	$3,513,617

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.

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
Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other Palo Verde owners), filed damages actions against the DOE in the Court of Federal Claims. APS pursued a damages claim for costs incurred through December 2006 in a trial that began on January 28, 2009. On June 18, 2010, the court awarded APS and the other Palo Verde owners approximately $30 million. APS received its share of this amount in October 2010, which is approximately $9 million.
APS currently estimates it will incur $132 million (in 2010 dollars) over the current life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. At September 30, 2010, APS had a regulatory liability of $46 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.
Fuel and Purchased Power Commitments and Purchase Obligations
APS is party to purchase obligations and various fuel and purchased power contracts with terms expiring between 2010 and 2042 that include required purchase provisions. APS estimates the contract requirements to be approximately $727 million in 2010; $527 million in 2011; $435 million in 2012; $515 million in 2013; $550 million in 2014; and $7.6 billion thereafter. However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances. These amounts have increased since the 2009 Form 10-K primarily due to increased commitments for fuel and purchased power and contracts associated with meeting our renewable energy requirements.
Coal Mine Reclamation Obligations
APS is obligated to reimburse certain coal providers for amounts incurred for coal mine reclamation. APS’ coal mine reclamation obligation recorded on the Condensed Consolidated Balance Sheets was estimated to be $117 million at September 30, 2010 and $92 million at December 31, 2009.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Landlord Bankruptcy
On April 16, 2009, the landlord for our corporate headquarters building announced that it is seeking relief under Chapter 11 of the United States Bankruptcy Code. At September 30, 2010, we have several assets on our books related to our landlord, the most significant of which is an asset related to levelized rent payments for the building of approximately $70 million which is included in other deferred debits on the Condensed Consolidated Balance Sheets. This amount will continue to increase to approximately $93 million as a result of the lease terms until 2015, when this amount will begin to decrease over the remaining life of the lease. We are monitoring this matter and, while there can be no assurances as to the ultimate outcome of the matter due to the complexity of the bankruptcy proceedings, we currently do not expect that it will have a material adverse effect on our financial position, results of operations, or cash flows.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Other Income and Other Expense
The following table provides detail of other income and other expense for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Other income:
Interest income	$943	$543	$2,597	$1,185
Investment gains — net	3,390	3,696	1,051	120
Miscellaneous	15	147	180	2,797

Total other income	$4,348	$4,386	$3,828	$4,102

Other expense:
Non-operating costs	$(2,894)	$(1,643)	$(5,917)	$(6,498)
Miscellaneous	(961)	(291)	(2,733)	(2,389)

Total other expense	$(3,855)	$(1,934)	$(8,650)	$(8,887)

12. Guarantees
We have issued parental guarantees and obtained surety bonds on behalf of our subsidiaries including credit support instruments enabling APSES to offer energy-related products and surety bonds at APS, principally related to self-insured workers’ compensation. Non-performance or non-payment under the underlying contract by our subsidiaries would result in a payment liability on our part under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees and surety bonds on behalf of our subsidiaries. At September 30, 2010, we had no outstanding claims for payment under any of these guarantees. Our guarantees and surety bonds have no recourse or collateral provisions to allow us to recover amounts paid under the guarantees or surety bonds from our subsidiaries. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at September 30, 2010 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
APSES	$5	1	$42	1
APS	3	1	9	1

Total	$8		$51

APS has entered into various agreements that require letters of credit for financial assurance purposes. At September 30, 2010, approximately $194 million of letters of credit were outstanding to support existing pollution control bonds of approximately $190 million. The letters of credit are available to fund the payment of principal and interest of such debt obligations. In connection with the change of interest rate modes and termination of corresponding letters of credit for certain pollution control bonds described in Note 2, the letters of credit outstanding have decreased since September 30, 2010. Currently, there are approximately $44 million of letters of credit outstanding to support existing pollution control bonds of approximately $44 million. These letters of credit expire in 2011 and 2013. APS has also entered into approximately $61 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 7 for further details on the Palo Verde sale leaseback transactions). These letters of credit were amended and extended in April 2010, and will expire in 2013.

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
13. Earnings Per Share
The following table presents earnings per weighted average common share outstanding for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings per share:
Income from continuing operations attributable to common shareholders	$2.09	$1.96	$3.06	$2.47
Income (loss) from discontinued operations	0.06	(0.12)	0.18	(1.50)

Earnings per share — basic	$2.15	$1.84	$3.24	$0.97

Diluted earnings per share:
Income from continuing operations attributable to common shareholders	$2.08	$1.96	$3.04	$2.46
Income (loss) from discontinued operations	0.06	(0.12)	0.18	(1.49)

Earnings per share — diluted	$2.14	$1.84	$3.22	$0.97

Dilutive stock options and performance shares (which are contingently issuable) increased average diluted common shares outstanding by approximately 462,000 shares and 162,000 shares for the three months ended September 30, 2010 and 2009, respectively, and by approximately 472,000 and 77,000 shares for the nine months ended September 30, 2010 and 2009, respectively.
Options to purchase 175,333 shares of common stock for the three-month period ended September 30, 2010, and 561,157 shares for the three-month period ended September 30, 2009 were outstanding but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 322,333 shares and 595,335 shares of common stock for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively, were outstanding but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. Discontinued Operations
SunCor (real estate segment) — In July 2010, SunCor sold land parcels, commercial assets and a master planned home-building community for approximately $70 million, which approximated the carrying value of these assets, resulting in a net gain of zero. At September 30, 2010, SunCor had approximately $22 million of assets on its balance sheet classified as assets held for sale. These assets consist of $18 million of consolidated VIEs (see Note 7), master planned home-building communities and golf courses. Because it is expected that SunCor will dispose of these assets within the next 12 months, they are classified as assets held for sale on the balance sheet. As a result, for the three and nine months ended September 30, 2010, all of SunCor’s operations are reflected in discontinued operations. Prior comparative period income statement amounts related to these properties were reclassified from continuing operations to discontinued operations. In addition, see Note 16 — Real Estate Impairment Charge.
APSES (other) — On June 22, 2010, our subsidiary, APSES, sold its district cooling business consisting of operations in downtown Phoenix, Tucson, and on certain Arizona State University campuses. As a result of the sale, we recorded an after-tax gain from discontinued operations of approximately $25 million in June 2010. Prior period income statement amounts related to this sale and the associated revenues and costs are reflected in discontinued operations in 2010 and 2009.
The following table provides revenue, income (loss) before income taxes and income (loss) after taxes classified as discontinued operations in Pinnacle West’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
SunCor	$4	$49	$25	$85
APSES	—	5	7	14

Total revenue	$4	$54	$32	$99

Income (loss) before taxes:
SunCor	$14	$(20)	$(10)	$(252)
APSES	(2)	1	42	3

Total income (loss) before taxes	$12	$(19)	32	$(249)

Income (loss) after taxes:
SunCor (a)	$8	$(12)	$(6)	$(153)
APSES	(1)	1	26	2

Total income (loss) after taxes	$7	$(11)	$20	$(151)

(a)	Includes a tax (expense) benefit recognized by the parent company in accordance with an intercompany tax sharing agreement of ($6) million and $8 million for the three months ended September 30, 2010, and 2009, respectively; and $4 million and $99 million for the nine months ended September 30, 2010 and 2009, respectively.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Some of our derivative instrument transactions are valued based on unobservable inputs due to the long-term nature of contracts or the unique location of the transactions. Our long-dated energy transactions consist of observable valuations for the near-term portion and unobservable inputs for the long-term portions of the transaction. When the unobservable portion is significant to the overall valuation of the transaction, the entire transaction is classified as Level 3. Our classification of instruments as Level 3 is primarily reflective of the long-term nature of our energy transactions, and is not reflective of material inactive markets.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Tables
The following table presents the fair value at September 30, 2010 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Counterparty	Balance at
	Identical Assets	Inputs	Inputs (a)	Netting &	September 30,
	(Level 1)	(Level 2)	(Level 3)	Other (b)	2010
Assets
Cash equivalents	$122	$—	$—	$—	$122
Risk management activities:
Commodity contracts	—	98	76	(51)	123
Nuclear decommissioning trust:
Equity securities:
U.S. commingled funds	—	151	—	—	151
Fixed income securities:
U.S. Treasury	67	—	—	—	67
Corporate	—	63	—	—	63
Mortgage-backed	—	61	—	—	61
Municipality	—	71	—	—	71
Other	—	54	—	(13)	41

Total	$189	$498	$76	$(64)	$699

Liabilities
Risk management activities:
Commodity contracts	$(2)	$(338)	$(125)	$328	$(137)

(a)	Primarily consists of long-dated electricity contracts.

(b)	Primarily represents netting under master netting arrangements, including margin and collateral. See Note 8.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the changes in fair value for assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Commodity Contracts	2010	2009	2010	2009
Net derivative balance at beginning of period	$(42)	$(16)	$(10)	$(7)
Total net gains (losses) realized/unrealized:
Included in earnings	1	1	(1)	3
Included in OCI	(11)	(2)	(20)	(3)
Deferred as a regulatory asset or liability	(15)	6	(39)	12
Settlements	12	(4)	15	(1)
Transfers into Level 3 from Level 2	(2)	(2)	6	(23)
Transfers from Level 3 into Level 2	8	4	—	6

Net derivative balance at end of period	$(49)	$(13)	$(49)	$(13)

Net unrealized gains (losses) included in earnings related to instruments still held at end of period	$1	$1	$—	$3
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
We apply nonrecurring fair value measurements to certain real estate assets. These adjustments to fair value are the result of write-downs of individual assets due to impairment. Our real estate assets have been impaired due to the distressed real estate market. The majority of our real estate assets reflect the expected sales price less cost to sell at September 30, 2010. Due to these unobservable inputs, the valuation of real estate assets are considered Level 3 measurements.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the carrying amount and estimated fair value of our long-term debt, including current maturities (dollars in millions):

	As of		As of
	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Pinnacle West	$175	$178	$175	$180
APS	3,521	3,919	3,530	3,667
SunCor (a)	6	6	95	95

Total	$3,702	$4,103	$3,800	$3,942

(a)	See Note 2 for further discussion related to SunCor’s debt and liquidity matters.
Nuclear Decommissioning Trust
To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations. Third-party investment managers are authorized to buy and sell securities per their stated investment guidelines. The trust funds are invested in a tax efficient manner in fixed income securities and domestic equity securities. APS classifies investments in decommissioning trust funds as available for sale, and therefore, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets. Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have recorded the offsetting amount of gains or losses on investment securities in other regulatory liabilities or assets. The following table summarizes the fair value of APS’ nuclear decommissioning trust fund assets at September 30, 2010 and December 31, 2009 (dollars in millions):

		Total	Total
		Unrealized	Unrealized
	Fair Value	Gains	Losses
September 30, 2010
Equity securities	$151	$31	$(4)
Fixed income securities	316	20	—
Net payables (a)	(13)	—	—

Total	$454	$51	$(4)

(a)	Net payables relate to pending securities sales and purchases.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Total	Total
		Unrealized	Unrealized
	Fair Value	Gains	Losses
December 31, 2009
Equity securities	$167	$37	$(6)
Fixed income securities	247	11	(1)
Net receivables (a)	1	—	—

Total	$415	$48	$(7)

(a)	Net receivables relate to pending securities sales and purchases.
The costs of securities sold are determined on the basis of specific identification. The following table sets forth approximate realized gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Realized gains	$1	$3	$15	$8
Realized losses	—	(1)	(3)	(6)
Proceeds from the sale of securities (a)	94	126	424	370

(a)	Proceeds are reinvested in the trust.
The fair value of fixed income securities, summarized by contractual maturities, at September 30, 2010 is as follows (dollars in millions):

Fair Value
Less than one year	$26
1 year - 5 years	74
5 years - 10 years	93
Greater than 10 years	123

Total	$316

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. Real Estate Impairment Charge
In 2009, SunCor undertook and completed a review of its assets and strategies within its various markets as a result of the distressed conditions in real estate and credit markets. Based on the results of the review, on March 27, 2009, SunCor’s Board of Directors authorized a series of strategic transactions to dispose of SunCor’s homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce SunCor’s outstanding debt. In July 2010, SunCor sold land parcels, commercial assets and a master planned home-building community for approximately $70 million, which approximated the carrying value of these assets, resulting in a net gain of zero. It is expected that SunCor will dispose of its other assets within the next 12 months. As a result, they are classified as assets held for sale on the balance sheet at September 30, 2010 and all of SunCor’s operations are reflected in discontinued operations. The detail of the impairment charges are as follows (dollars in millions, and before income taxes):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Discontinued Operations:
Homebuilding and master-planned communities	$—	$10	$1	$160
Land parcels and commercial assets	—	27	11	81
Golf courses	—	1	1	19
Other	—	—	4	—

Subtotal	—	38	17	260
Less noncontrolling interests	—	—	—	(14)

Total	$—	$38	$17	$246

See Note 2 for a discussion of SunCor’s debt and liquidity matters.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended
	September 30,
	2010	2009

ELECTRIC OPERATING REVENUES	$1,116,220	$1,083,825

OPERATING EXPENSES
Fuel and purchased power	353,904	381,543
Operations and maintenance	217,044	193,530
Depreciation and amortization	104,152	102,954
Income taxes	126,841	118,923
Taxes other than income taxes	37,270	33,782

Total	839,211	830,732

OPERATING INCOME	277,009	253,093

OTHER INCOME (DEDUCTIONS)
Income taxes	1,272	1,070
Allowance for equity funds used during construction	5,524	2,197
Other income (Note S-2)	2,962	3,530
Other expense (Note S-2)	(4,074)	(2,790)

Total	5,684	4,007

INTEREST EXPENSE
Interest on long-term debt	53,946	54,252
Interest on short-term borrowings	2,013	1,058
Debt discount, premium and expense	1,121	1,115
Allowance for borrowed funds used during construction	(6,163)	(1,343)

Total	50,917	55,082

NET INCOME	231,776	202,018

Less: Net income attributable to noncontrolling interests (Note 7)	5,128	4,953

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$226,648	$197,065

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009

ELECTRIC OPERATING REVENUES	$2,527,163	$2,499,072

OPERATING EXPENSES
Fuel and purchased power	821,244	920,630
Operations and maintenance	632,235	595,929
Depreciation and amortization	307,731	303,814
Income taxes	177,089	158,041
Taxes other than income taxes	100,171	100,077

Total	2,038,470	2,078,491

OPERATING INCOME	488,693	420,581

OTHER INCOME (DEDUCTIONS)
Income taxes	3,769	3,684
Allowance for equity funds used during construction	16,417	11,919
Other income (Note S-2)	3,872	7,580
Other expense (Note S-2)	(11,091)	(10,798)

Total	12,967	12,385

INTEREST EXPENSE
Interest on long-term debt	161,918	157,980
Interest on short-term borrowings	5,734	5,326
Debt discount, premium and expense	3,376	3,560
Allowance for borrowed funds used during construction	(12,254)	(8,284)

Total	158,774	158,582

NET INCOME	342,886	274,384

Less: Net income attributable to noncontrolling interests (Note 7)	15,034	14,254

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$327,852	$260,130

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2010	2009
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$12,982,572	$12,781,256
Accumulated depreciation and amortization	(4,456,017)	(4,326,908)

Net	8,526,555	8,454,348

Construction work in progress	555,137	460,748
Palo Verde sale leaseback, net of accumulated depreciation (Note 7)	140,145	146,722
Intangible assets, net of accumulated amortization	178,479	164,183
Nuclear fuel, net of accumulated amortization	124,101	118,243

Total property, plant and equipment	9,524,417	9,344,244

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 15)	453,963	414,576
Assets from risk management activities (Note 8)	54,968	28,855
Other assets	70,383	68,839

Total investments and other assets	579,314	512,270

CURRENT ASSETS
Cash and cash equivalents	162,272	120,798
Customer and other receivables	359,053	280,226
Accrued unbilled revenues	180,006	110,971
Allowance for doubtful accounts	(7,660)	(6,063)
Materials and supplies (at average cost)	174,428	176,020
Fossil fuel (at average cost)	21,826	39,245
Assets from risk management activities (Note 8)	68,476	50,619
Deferred income taxes	81,719	53,990
Other current assets	42,901	25,724

Total current assets	1,083,021	851,530

DEFERRED DEBITS
Regulatory assets	879,056	813,161
Income tax receivable (Note 6)	65,498	65,498
Unamortized debt issue costs	19,719	20,959
Other	77,448	73,909

Total deferred debits	1,041,721	973,527

TOTAL ASSETS	$12,228,473	$11,681,571

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2010	2009
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,126,863
Retained earnings	1,421,679	1,250,126
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(31,149)	(29,114)
Derivative instruments	(120,614)	(80,682)

Total shareholder equity	3,827,774	3,445,355
Noncontrolling interests (Note 7)	94,073	82,324

Total equity	3,921,847	3,527,679
Long-term debt less current maturities (Note 2)	3,349,924	3,180,406
Palo Verde sale leaseback lessor notes (Notes 2 and 7)	113,379	126,000

Total capitalization	7,385,150	6,834,085

CURRENT LIABILITIES
Current maturities of long-term debt (Note 2)	57,275	222,959
Accounts payable	227,224	213,833
Accrued taxes	174,192	158,051
Accrued interest	52,112	54,099
Customer deposits	68,206	70,780
Liabilities from risk management activities (Note 8)	55,847	55,908
Other current liabilities	135,931	124,995

Total current liabilities	770,787	900,625

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,840,300	1,582,945
Deferred fuel and purchased power regulatory liability (Note 3)	41,385	87,291
Other regulatory liabilities	685,908	679,072
Liability for asset retirements	323,134	301,783
Liabilities for pension and other postretirement benefits (Note 4)	697,686	766,378
Liabilities from risk management activities (Note 8)	80,656	62,443
Customer advances	127,449	136,595
Coal mine reclamation	117,029	92,060
Unrecognized tax benefits (Note 6)	65,863	140,638
Other	93,126	97,656

Total deferred credits and other	4,072,536	3,946,861

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$12,228,473	$11,681,571

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$342,886	$274,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	349,267	334,092
Deferred fuel and purchased power	50,020	(46,743)
Deferred fuel and purchased power amortization	(95,926)	115,214
Allowance for equity funds used during construction	(16,417)	(11,919)
Deferred income taxes	218,575	252,282
Change in mark-to-market valuations	3,716	(5,970)
Changes in current assets and liabilities:
Customer and other receivables	(93,394)	(92,535)
Accrued unbilled revenues	(69,035)	(56,420)
Materials, supplies and fossil fuel	19,011	(16,781)
Other current assets	(17,177)	(2,473)
Accounts payable	37,150	(28,018)
Accrued taxes	16,141	(149,990)
Other current liabilities	6,375	(740)
Change in margin and collateral accounts — assets	(4,336)	1,251
Change in margin and collateral accounts — liabilities	(143,725)	3,564
Change in regulatory liabilities	40,121	92,598
Change in unrecognized tax benefits	(72,217)	92,973
Change in other long-term assets	(53,566)	(54,781)
Change in other long-term liabilities	(11,686)	13,473

Net cash flow provided by operating activities	505,783	713,461

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(552,331)	(551,042)
Contributions in aid of construction	25,258	17,393
Allowance for borrowed funds used during construction	(12,254)	(8,284)
Proceeds from nuclear decommissioning trust sales	424,255	370,399
Investment in nuclear decommissioning trust	(442,567)	(386,743)
Other	9,621	(1,404)

Net cash flow used for investing activities	(548,018)	(559,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	863,903
Repayment of long-term debt	(9,538)	(350,312)
Short-term borrowings and payments-net	—	(521,684)
Equity infusion	252,833	—
Dividends paid on common stock	(156,300)	(127,500)
Noncontrolling interests	(3,286)	(3,393)

Net cash flow provided by (used for) financing activities	83,709	(138,986)

NET INCREASE IN CASH AND CASH EQUIVALENTS	41,474	14,794
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,798	71,544

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$162,272	$86,338

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of (refunds)	$76,364	$13,555
Interest, net of amounts capitalized	$157,385	$146,062
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

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
S-1. Changes in Equity
The following tables show APS’ changes in shareholder equity and changes in equity of noncontrolling interests for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Shareholder	Noncontrolling		Shareholder	Noncontrolling
	Equity	Interests	Total	Equity	Interests	Total

Beginning balance, July 1	$3,605,292	$88,944	$3,694,236	$3,284,568	$83,509	$3,368,077

Net income	226,648	5,128	231,776	197,065	4,953	202,018

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	(67,856)	—	(67,856)	4,959	—	4,959
Net reclassification of realized losses to income (b)	59,801	—	59,801	81,660	—	81,660
Reclassification of pension and other postretirement benefits to income	1,172	—	1,172	999	—	999
Net income tax benefit (expense) related to items of other comprehensive income (loss)	2,717	—	2,717	(34,644)	—	(34,644)

Total other comprehensive income (loss)	(4,166)	—	(4,166)	52,974	—	52,974

Total comprehensive income	222,482	5,128	227,610	250,039	4,953	254,992

Dividends on common stock	—	—	—	(42,500)	—	(42,500)
Equity infusion	—	—	—	4,571	—	4,571
Other	—	1	1	—	(8)	(8)

Ending balance, September 30	$3,827,774	$94,073	$3,921,847	$3,496,678	$88,454	$3,585,132

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Shareholder	Noncontrolling		Shareholder	Noncontrolling
	Equity	Interests	Total	Equity	Interests	Total

Beginning balance, January 1	$3,445,355	$82,324	$3,527,679	$3,339,150	$77,601	$3,416,751

Net income	327,852	15,034	342,886	260,130	14,254	274,384

Other comprehensive income (loss):
Net unrealized losses on derivative instruments (a)	(168,110)	—	(168,110)	(128,035)	—	(128,035)
Net reclassification of realized losses to income (b)	102,130	—	102,130	154,990	—	154,990
Reclassification of pension and other postretirement benefits to income	3,499	—	3,499	2,991	—	2,991
Net unrealized losses related to pension benefits	(6,863)	—	(6,863)	(3,774)	—	(3,774)
Net income tax benefit (expense) related to items of other comprehensive income (loss)	27,377	—	27,377	(10,348)	—	(10,348)

Total other comprehensive income (loss)	(41,967)	—	(41,967)	15,824	—	15,824

Total comprehensive income	285,885	15,034	300,919	275,954	14,254	290,208

Dividends on common stock	(156,300)	—	(156,300)	(127,500)	—	(127,500)
Equity infusion	252,833	—	252,833	9,074	—	9,074
Other	1	(3,285)	(3,284)	—	(3,401)	(3,401)

Ending balance, September 30	$3,827,774	$94,073	$3,921,847	$3,496,678	$88,454	$3,585,132

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
S-2. Other Income and Other Expense
The following table provides detail of APS’ other income and other expense for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Other income:
Interest income	$373	$63	$2,653	$402
Investment gains — net	2,574	3,320	1,038	5,189
Miscellaneous	15	147	181	1,989

Total other income	$2,962	$3,530	$3,872	$7,580

Other expense:
Non-operating costs (a)	$(2,969)	$(1,714)	$(6,453)	$(6,225)
Asset dispositions	(186)	(182)	(395)	(540)
Miscellaneous	(919)	(894)	(4,243)	(4,033)

Total other expense	$(4,074)	$(2,790)	$(11,091)	$(10,798)

(a)	As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Coal and Related Environmental Matters. APS is a joint-owner of three coal-fired power plants and acts as operating agent for two of the plants. APS is focused on the impacts on its coal fleet that may result from potential legislation and increased regulation concerning greenhouse gas emissions. Recent concern over climate change and other emission-related issues could have a significant impact on APS’ capital expenditures and operating costs in the form of taxes, emissions allowances or required equipment upgrades for these plants. APS is closely monitoring its long range capital management plans, understanding that the resulting legislation and regulation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to fund any such equipment upgrades. In particular, on October 6, 2010, the EPA issued its proposed determination for “Best Available Retrofit Technology” (BART) requirements for the Four Corners Power Plant (“Four Corners”) that, as proposed, would require installation of additional pollution control equipment on all five of the plant’s units. APS estimates that its total costs for the proposed controls could be up to approximately $422 million for nitrogen oxide controls and about $220 million for particulate removal equipment. It is currently evaluating the impacts of the proposed determination and intends to submit comments during the EPA's comment period. (See "Environmental Matters – Regional Haze Rules" in Part II, Item 5.) In addition, Southern California Edison, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the plant.
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

Renewable Energy. APS is committed to increasing the amount of energy produced by renewable energy resources. The ACC approved the RES in 2006, recognizing the importance of renewable energy to our state. In the Settlement Agreement for the 2008 general retail rate case, APS agreed to exceed the RES standards, committing that approximately 10% of APS’ energy will come from renewable resources by the year 2015. A component of the original RES is focused on stimulating development of distributed energy systems (generally speaking, small-scale renewable technologies that are located on customers’ properties). As of September 30, 2010, customers have installed 41 MW of distributed energy system through APS’ renewable incentive programs. A variety of other provisions in the Settlement Agreement reinforce APS’ dedication to renewable energy through initiatives such as building photovoltaic solar plants, seeking an Arizona wind generation project and installing solar rooftop panels on schools and government buildings.
To procure the additional renewable resources required under our Settlement Agreement, APS issued three requests for proposals (“RFPs”) for renewable resources in the first half of 2010. The first RFP was for wind projects between 15 and 100 MW to be located within Arizona. The second RFP was for utility-scale solar photovoltaic (“PV”) projects between 15 and 50 MW. The third RFP, the 2010 Small Generation RFP, serves as the first in a series of solicitations that will focus on a broad base of renewable technologies for projects between 2 and 15 MW. Resulting from these and prior solicitations, as of September 30, 2010, APS has entered into two long-term power purchase contracts, the first for a 15 MW solar PV project located in Bagdad, Arizona and the second for a 99 MW wind project located north of Williams, Arizona, known as Perrin Ranch Wind. Each of these agreements is subject to various conditions, including successful siting, permitting and interconnection of the project to the electric grid.
On March 3, 2010, the ACC approved the AZ Sun Program, under which APS plans to own 100 MW of solar PV power plants across Arizona by investing up to $500 million through 2014. See Note 3 for additional details of this program, including the related cost recovery. APS expects to acquire these resources through competitive procurement processes, with projects being placed into service in the 2011 to 2014 timeframe. The ultimate timing of these projects will depend on the outcome of current and future procurement processes. APS plans to invest approximately $150 million to develop the following two projects announced to date:

Expected
Commercial
AZ Sun Program Contracts:	Capacity	Operation Date	Type
Glendale, AZ	15 MW	Summer 2011	Solar PV
Gila Bend, AZ	18 MW	Late 2011	Solar PV
Amount Remaining Under AZ Sun Program	67 MW

TOTAL AZ Sun Program	100 MW

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
Rate Matters. APS needs timely recovery through rates of its capital and operating expenditures to maintain adequate financial health. APS’ retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC. At the end of 2009, the ACC approved a settlement agreement entered into by APS and twenty-one of the twenty-three other parties to APS’ general retail rate case, with modifications that did not materially affect the overall economic terms of the agreement. The rate case settlement should strengthen APS’ financial condition by allowing for rate stability and a greater level of cost recovery and return on investment. It also authorizes and requires equity infusions into APS of at least $700 million prior to the end of 2014 ($253 million of which was infused into APS from proceeds of a Pinnacle West equity issuance in the second quarter of 2010 (see Note 2)). The settlement demonstrates cooperation among APS, the ACC staff, the Residential Utility Consumer Office and other intervenors to the rate case, and sets forth a future rate case filing plan that allows APS the opportunity to help shape Arizona’s energy future outside of continual rate cases. See Note 3 for a discussion of the Settlement Agreement terms and information on APS’ FERC rates.
APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its energy efficiency, demand-side management and renewable energy efforts and customer programs. These mechanisms are described more fully in Note 3.
On October 18, 2010, the Chairman of the ACC issued a draft decoupling policy statement. Decoupling refers to a ratemaking design which reduces or removes the linkage between sales and utility revenues and/or profits, reducing utility disincentives to the adoption of programs that benefit customers by saving energy. Mechanically, decoupling compares actual versus authorized revenues or revenue per customer over a period and either credits or collects any differences from customers in a subsequent period. The draft policy is supportive of decoupling using a revenue-per-customer methodology, which is the mechanism APS and a number of other parties support because it recognizes increased costs associated with additional customers. The draft policy would allow a utility to file a decoupling plan in its next general rate case. Subsequent steps by the ACC prior to approving any policy statement will likely depend on the nature and extent of the comments received from various stakeholders.
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

Since the beginning of the third quarter, APS changed the interest rate modes on approximately $180 million of its pollution control bonds from daily rate modes to term rate modes. The letters of credit supporting each of these series of bonds were terminated in conjunction with the rate changes. See Note 2 for additional details of these changes.
SunCor Real Estate Operations. As a result of the distressed conditions in the real estate markets, during 2009 SunCor undertook a program to dispose of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce its outstanding debt. In July 2010, SunCor sold land parcels, commercial assets and a master planned home-building community for approximately $70 million, which approximated the carrying value of these assets, resulting in a net gain of zero. In connection with this sale, SunCor negotiated a restructuring of certain of its credit facilities, including its principal loan facility. The debt restructuring resulted in an after-tax gain of approximately $9 million, which was recognized in the third quarter of 2010. At September 30, 2010, SunCor had approximately $22 million of assets on its balance sheet classified as assets held for sale. These assets consisted of $18 million of consolidated VIEs (see Note 7), master planned home-building communities and golf courses. Because it is expected that SunCor will dispose of these assets within the next 12 months, they are classified as assets held for sale on the balance sheet. See “Pinnacle West Consolidated — Liquidity and Capital Resources — Other Subsidiaries — SunCor” below for a discussion of SunCor’s outstanding debt and related matters and Note 16 for a discussion of related impairment charges.
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
Regulated Electricity Segment Revenues. For the years 2007 through 2009, retail electric revenues comprised approximately 94% of our total electric operating revenues. Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms. Off-system sales of excess generation output, purchased power and natural gas are included in regulated electricity segment revenues and related fuel and purchased power because they are credited to APS’ retail customers through the PSA. These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand and prices.
Customer and Sales Growth. Customer growth in APS’ service territory for the nine-month period ended September 30, 2010 was 0.6% compared with the prior year period. For the three years 2007 through 2009, APS’ customer growth averaged 1.8% per year. We currently expect annual customer growth to average about 1% for 2010 through 2012 due to economic conditions both nationally and in Arizona. Retail sales in kilowatt-hours, adjusted to exclude the effects of weather variations, for the nine-month period ended September 30, 2010 declined 1.0% compared to the same period in the prior year, reflecting the poor economic conditions and the effects of our energy efficiency programs. For the three years 2007 through 2009, APS’ actual retail electricity sales in kilowatt-hours, adjusted to exclude the effects of weather variations, grew at an average annual rate of 0.2%. We currently estimate that total annual retail electricity sales in kilowatt-hours will remain flat on average during 2010 through 2012, including the effects of APS’ energy efficiency programs, but excluding the effects of weather variations. A continuation of the economic downturn, or the failure of the Arizona economy to rebound in the near future, could further impact these estimates. The customer and sales growth referred to in this paragraph apply to Native Load customers.

Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth or decline, usage patterns, impacts of energy efficiency programs and responses to retail price changes. Our experience indicates that a reasonable range of variation in our kilowatt-hour sales projection attributable to such economic factors under normal business conditions can result in increases or decreases in annual net income of up to $10 million.
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
Property Taxes. Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates. The average property tax rate for APS, which currently owns the majority of our property, was 7.5% of the assessed value in 2009 and 7.8% of the assessed value in 2008. We expect property taxes to increase as we add new utility plants (including new generation, transmission and distribution facilities) and as we improve our existing facilities.

Income Taxes. Income taxes are affected by the amount of pre-tax book income, income tax rates, and certain non-taxable items, such as the allowance for equity funds used during construction. In addition, income taxes may also be affected by the settlement of issues with taxing authorities.
Interest Expense. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt (see Note 2). The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, and internally generated cash flow. An allowance for borrowed funds offsets a portion of interest expense while capital projects are under construction. We stop accruing the allowance for borrowed funds on a project when it is placed in commercial operation.
PINNACLE WEST CONSOLIDATED — RESULTS OF OPERATIONS
Our results of operations, provided below, are based upon our two reportable business segments:
•	our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily retail and wholesale sales supplied to Native Load customers) and related activities and includes electricity generation, transmission and distribution; and
•	our real estate segment, which consists of SunCor’s real estate development and investment activities. All of SunCor’s operations are reflected in discontinued operations (see Notes 5 and 14). The real estate segment activities are presented separately in the period-over-period discussions that follow.
Operating Results — Three-month period ended September 30, 2010 compared with three-month period ended September 30, 2009
Our consolidated net income attributable to common shareholders for the three months ended September 30, 2010 was $234 million, compared with net income of $187 million for the comparable prior-year period. The $47 million variance consists of a $29 million increase in income from continuing operations and an $18 million increase from discontinued operations (primarily real estate segment). As discussed in greater detail below, the improved results reflect an increase of approximately $25 million in regulated electricity segment net income primarily due to increased revenues related to APS’ retail rate increases, partially offset by increased operations and maintenance expenses.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended
	September 30,
	2010	2009	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$762	$702	$60
Operations and maintenance	(220)	(195)	(25)
Depreciation and amortization	(104)	(103)	(1)
Taxes other than income taxes	(38)	(34)	(4)
Other income (expenses), net	—	2	(2)
Interest charges, net of allowance for funds used during construction	(48)	(56)	8
Income taxes	(122)	(111)	(11)
Noncontrolling interests (Note 7)	(5)	(5)	—

Regulated electricity segment net income	225	200	25

All other (a)	2	(2)	4

Income from Continuing Operations Attributable to Common Shareholders	227	198	29

Real Estate Segment:
Real estate impairment charges (Note 16)	—	(38)	38
Other real estate operations	13	18	(5)
Income taxes	(5)	8	(13)

Real estate segment net income (loss)	8	(12)	20

All other (a)	(1)	1	(2)

Income (Loss) from Discontinued Operations Attributable to Common Shareholders	7	(11)	18

Net Income Attributable to Common Shareholders	$234	$187	$47

(a)	Includes activities related to APSES and El Dorado. None of the activities of either of these companies constitutes a reportable segment.

Regulated electricity segment
This section includes a discussion of major variances in income and expense amounts for the regulated electricity segment.
Operating revenues less fuel and purchased power expenses Regulated electricity segment operating revenues less fuel and purchased power expenses were $60 million higher for the three months ended September 30, 2010 compared with the prior-year period. The following table describes the major components of this change:

	Increase (Decrease)
		Fuel and
		purchased
	Operating	power
	revenues	expenses	Net change
	(dollars in millions)

Retail regulatory settlement effective January 1, 2010:
Retail base rate increases, net of deferrals	$98	$43	$55
Line extension revenues (Note 3)	6		6
Transmission rate decreases	(1)		(1)
Higher demand-side management and renewable energy surcharges (substantially offset in operations and maintenance expense)	11		11
Effects of weather on retail sales	6	2	4
Lower retail revenues related to recovery of PSA deferrals, substantially offset by lower amortization of fuel and purchased power expense	(90)	(92)	2
Higher fuel and purchased power costs including the effects of higher off-system sales, net of related PSA deferrals	22	24	(2)
Lower retail sales primarily due to lower usage per customer, including the effects of the Company’s energy efficiency programs, but excluding the effects of weather	(15)	(5)	(10)
Miscellaneous items, net	(4)	1	(5)

Total	$33	$(27)	$60

Operations and maintenance Operations and maintenance expenses increased $25 million for the three months ended September 30, 2010 compared with the prior-year period primarily because of:
•	An increase of $8 million related to demand-side management and renewable energy programs, which are primarily offset in operating revenues;
•	An increase of $6 million related to employee benefits costs; and

•	An increase of $4 million in generation costs, including the acceleration of fossil-plant planned maintenance.

Interest charges, net of allowance for funds used during construction Interest charges, net of allowance for funds used during construction, decreased $8 million for the three months ended September 30, 2010 compared with the prior-year period primarily because of higher rates in the current year for the allowance for equity and borrowed funds used during construction.
Income taxes Income taxes were $11 million higher for the three months ended September 30, 2010 compared with the prior-year period primarily because of higher pretax income in the current-year period.
Real estate segment
As of September 30, 2010, all of SunCor’s operations have been reclassified to discontinued operations. The real estate segment net income attributable to common shareholders was $20 million higher for the three months ended September 30, 2010 compared with the prior-year period primarily because of:
•	A decrease in real estate impairment charges of $38 million;
•	A decrease in income from other real estate operations of $5 million primarily due to a gain from debt restructuring of approximately $14 million recorded in the current-year period (see Note 2) compared with income from parcel sales in the prior-year period; and
•	An increase in income taxes of $13 million primarily because of higher pretax income in the current-year period.
Operating Results — Nine-month period ended September 30, 2010 compared with nine-month period ended September 30, 2009
Our consolidated net income attributable to common shareholders for the nine months ended September 30, 2010 was $343 million, compared with $98 million for the comparable prior-year period. The improved results were primarily due to lower real estate impairment charges recorded in 2010 compared with the prior-year period by SunCor.
In addition, regulated electricity segment net income increased approximately $63 million from the prior-year period due to increased revenues related to APS’ retail rate increases and other factors, partially offset by milder weather in the second quarter of 2010. Our consolidated results for 2010 also include a gain of $25 million after income taxes related to the sale of APSES’ district cooling business.

The following table presents net income (loss) attributable to common shareholders by business segment compared with the prior-year period:

	Nine Months Ended
	September 30,
	2010	2009	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,706	$1,578	$128
Operations and maintenance	(639)	(603)	(36)
Depreciation and amortization	(308)	(304)	(4)
Taxes other than income taxes	(101)	(101)	—
Other income (expenses), net	(5)	1	(6)
Interest charges, net of allowance for funds used during construction	(152)	(156)	4
Income taxes	(166)	(143)	(23)
Noncontrolling interests (Note 7)	(15)	(15)	—

Regulated electricity segment net income	320	257	63

All other (a)	3	(8)	11

Income from Continuing Operations Attributable to Common Shareholders	323	249	74

Real Estate Segment:
Real estate impairment charges (Note 16)	(17)	(246)	229
Other real estate operations	7	(6)	13
Income taxes	4	99	(95)

Real estate segment net loss	(6)	(153)	147

All other (a)	26	2	24

Income (Loss) from Discontinued Operations Attributable to Common Shareholders	20	(151)	171

Net Income Attributable to Common Shareholders	$343	$98	$245

(a)	Includes activities related to APSES and El Dorado. None of the activities of either of these companies constitutes a reportable segment. Income from discontinued operations for the period ended September 30, 2010 includes a gain of $25 million after income taxes related to the sale of APSES’ district cooling business.

Regulated electricity segment
This section includes a discussion of major variances in income and expense amounts for the regulated electricity segment.
Operating revenues less fuel and purchased power expenses Regulated electricity segment operating revenues less fuel and purchased power expenses were $128 million higher for the nine months ended September 30, 2010 compared with the prior-year period. The following table describes the major components of this change:

	Increase (Decrease)
		Fuel and
		purchased
	Operating	power
	revenues	expenses	Net change
	(dollars in millions)

Retail regulatory settlement effective January 1, 2010:
Retail base rate increases, net of deferrals	$217	$100	$117
Line extension revenues (Note 3)	14		14
Transmission rate increases	8		8
Higher demand-side management and renewable energy surcharges (substantially offset in operations and maintenance expense)	26		26
Lower retail revenues related to recovery of PSA deferrals, substantially offset by lower amortization of fuel and purchased power expense	(211)	(216)	5
Higher fuel and purchased power costs including the effects of higher off-system sales, net of related PSA deferrals	24	29	(5)
Lower retail sales primarily due to lower usage per customer, including the effects of the Company’s energy efficiency programs, but excluding the effects of weather	(16)	(7)	(9)
Effects of weather on retail sales, primarily due to milder weather in the second quarter 2010	(27)	(8)	(19)
Miscellaneous items, net	(7)	2	(9)

Total	$28	$(100)	$128

Operations and maintenance Operations and maintenance expenses increased $36 million for the nine months ended September 30, 2010 compared with the prior-year period primarily because of:
•	An increase of $20 million related to demand-side management and renewable energy programs, which are primarily offset in operating revenues;
•	An increase of $7 million related to employee benefits costs; and

•	An increase of $5 million related to customer service and other costs.

Income taxes Income taxes were $23 million higher for the nine months ended September 30, 2010 compared with the prior-year period primarily because of higher pretax income in the current-year period, partially offset by $11 million related to a reduction in the Company’s 2010 effective income tax rate. See Note 6.
All other
All other earnings from continuing operations were $11 million higher for the nine months ended September 30, 2010 compared to the prior-year period primarily because of improved margins from APSES’ products and services business and investment losses at El Dorado in 2009.
Real estate segment
During the first quarter of 2009, SunCor’s Board of Directors authorized a series of strategic transactions to dispose of SunCor’s assets. This decision resulted in impairment charges of approximately $246 million pretax in the first nine months of 2009. As of September 30, 2010, all of SunCor’s operations have been reclassified to discontinued operations (see Note 14). The real estate segment net loss attributable to common shareholders was $147 million lower for the nine months ended September 30, 2010 compared with the prior-year period primarily because of:
•	A decrease in real estate impairment charges of $229 million;
•	An increase in income from other real estate operations of $13 million primarily due to a gain from debt restructuring of approximately $14 million recorded in the current-year period (see Note 2); and
•	A decrease in income tax benefits of $95 million primarily because of a lower net loss for the 2010 period.
All other
All other earnings from discontinued operations were $24 million higher for the nine months ended September 30, 2010 compared to the prior-year period primarily because of a gain of $25 million after income taxes related to the sale of APSES’ district cooling business in 2010.

PINNACLE WEST CONSOLIDATED — LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table presents net cash provided by (used for) operating, investing and financing activities for the nine months ended September 30, 2010 and 2009 (dollars in millions):

	Nine Months Ended
	September 30,
	2010	2009
Net cash flow provided by operating activities	$570	$771
Net cash flow used for investing activities	(377)	(537)
Net cash flow used for financing activities	(142)	(239)
The decrease of approximately $201 million in net cash provided by operating activities is primarily due to changes in collateral and margin cash provided as a result of changes in commodity prices and a voluntary pension contribution in 2010 of approximately $100 million; partially offset by other changes in working capital.
The decrease of approximately $160 million in net cash used for investing activities is primarily due to approximately $100 million of proceeds from the sale of the district cooling business in June 2010 and the proceeds from the sale of commercial real estate investments in 2010 of approximately $70 million.
The decrease of approximately $97 million in net cash used for financing activities is primarily due to lower levels of repayment of short-term borrowings in 2010 offset by lower net sources of equity and long-term debt financing including the proceeds of approximately $253 million from the issuance of equity in April 2010 and APS’ issuance of $500 million of unsecured senior notes in 2009.
Liquidity
Capital Expenditure Requirements
The following table summarizes the actual capital expenditures for the nine months ended September 30, 2009 and 2010 and the estimated capital expenditures for the next three years:

CAPITAL EXPENDITURES
(dollars in millions)

	Nine Months Ended		Estimated for the Year Ended
	September 30,		December 31,
	2009	2010	2010 (a)	2011	2012
APS
Generation:
Nuclear Fuel	$64	$63	$63	$68	$65
Renewables	—	1	14	225	184
Environmental	30	2	20	80	220
Other Generation	88	126	167	147	134
Distribution	172	183	271	333	328
Transmission	159	83	134	160	192
Other (b)	30	43	55	60	49

Total APS	543	501	724	1,073	1,172
Other	8	4	4	—	—

Total	$551	$505	$728	$1,073	$1,172

(a)	Estimated 2010 capital expenditures are lower than the estimate in the 2009 Form 10-K, primarily due to the timing of renewable expenditures.

(b)	Primarily information systems and facilities projects.
Generation capital expenditures are comprised of various improvements to APS’ existing fossil and nuclear plants. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment. We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require modification to our environmental expenditures. (See “Environmental Matters — Regional Haze Rules” and “Environmental Matters — Coal Combustion Waste” in Part II, Item 5 below and “Environmental Matters — Mercury and Other Hazardous Air Pollutants” in Part II, Item 5 of the Pinnacle West/APS Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (“2nd Quarter 10-Q”)).
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

On October 20, 2010, the Pinnacle West Board of Directors declared a quarterly dividend of $0.525 per share of common stock, payable on December 1, 2010, to shareholders of record on November 1, 2010.
An existing ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt. At September 30, 2010, APS’ common equity ratio, as defined, was 53%. Its total common equity was approximately $3.8 billion, and total capitalization was approximately $7.2 billion. APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $2.9 billion, assuming APS’ total capitalization remains the same.
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
At September 30, 2010, the $200 million credit facility was available to support the issuance of up to $200 million in commercial paper or for bank borrowings, including issuances of letters of credit up to $100 million. At September 30, 2010, Pinnacle West had no outstanding borrowings under its revolving credit facility, no commercial paper borrowings and no outstanding letters of credit.
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
Pinnacle West expects to receive approximately $132 million of cash tax benefits related to SunCor’s strategic asset sales (see Note 16), which will not be fully realized until all of the asset sales are completed. Approximately $7 million of these benefits were recorded in the nine months ended September 30, 2010 as reductions to income tax expense related to the current impairment charges. The additional $125 million of tax benefits were recorded as reductions to income tax expense related to SunCor impairment charges recorded on or before December 31, 2009.

The $88 million income tax receivables on the Condensed Consolidated Balance Sheets represent the anticipated refunds related to an APS tax accounting method change approved by the IRS in the third quarter of 2009 and the current year tax benefits related to the SunCor strategic asset sales that closed in 2010.
Pinnacle West sponsors a qualified defined benefit and account balance pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. IRS regulations require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of plan assets and our pension obligation. The assets in the plan are comprised of fixed-income, equity and short-term investments. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions. We made no contribution to our pension plan in 2009. We currently estimate that our annual pension contributions could average around $100 million for several years, assuming the discount rate remains at approximately current levels. During the first quarter of 2010, we made a voluntary contribution of approximately $100 million to our pension plan. The contribution to our other postretirement benefit plans in 2010 is estimated to be approximately $15 million. APS and other subsidiaries fund their share of the contributions. APS’ share is approximately 98% of both plans.
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
At September 30, 2010, APS had two credit facilities totaling $989 million, including the $500 million credit facility described above and a $489 million facility that terminates in September 2011. These facilities are available either to support the issuance of up to $250 million in commercial paper or for bank borrowings, including issuances of letters of credit up to $739 million. At September 30, 2010, APS had no borrowings outstanding under any of its credit facilities and no outstanding commercial paper. A $20 million letter of credit was issued under APS’ $489 million credit facility in the second quarter of 2010.
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

On August 10, 2010, APS changed the letter of credit supporting the approximately $17 million of Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Bonds (Arizona Public Service Company Project) Series 1998, due 2033. The bonds were in a daily rate mode supported by a letter of credit and remain in a daily rate mode, supported by a new three-year letter of credit expiring in August 2013.
On October 12, 2010, APS changed the interest rate mode for the approximately $147 million of City of Farmington, New Mexico Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Four Corners Project) 1994 Series A and 1994 Series B, due 2024 and City of Farmington, New Mexico Pollution Control Revenue Bonds (Arizona Public Service Company Four Corners Project) 1994 Series C, due 2024. The rate period for the 1994 Series A bonds and the 1994 Series B bonds changed from a daily rate mode, supported by letters of credit, to a term rate mode to maturity with an optional redemption after year ten that will bear interest at a rate of 4.70% per annum until maturity in 2024 unless the optional redemption is exercised by APS. The rate period for the 1994 Series C bonds changed from a daily rate mode, supported by a letter of credit, to a three-year term rate mode that will bear interest at a rate of 2.875% per annum until October 2013. The letters of credit supporting each of these three series of bonds were terminated in connection with these changes, and there is no bank or other third-party credit support for any of these bonds.
On January 1, 2010, due to the adoption of amended accounting guidance relating to VIEs, APS began consolidating the Palo Verde Lessor Trusts (see Note 7) and, as a result of consolidation of these VIEs, APS has reported the Lessor Trusts’ long-term debt on its Condensed Consolidated Balance Sheets. Interest rates on these debt instruments are 8% and are fixed for the remaining life of the debt. As of September 30, 2010 approximately $30 million was classified as current maturities of long-term debt and $113 million was classified as long-term debt relating to these VIEs. These debt instruments mature on December 30, 2015 and have sinking fund features that are serviced by the lease payments. See Note 7 for additional discussion of the VIEs.
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
Other Subsidiaries
SunCor — In July 2010, SunCor sold land parcels, commercial assets and a master planned home-building community for approximately $70 million, which approximated the carrying value of these assets, resulting in a net gain of zero. In connection with this sale, SunCor negotiated a restructuring of certain of its credit facilities, including its principal loan facility. The debt restructuring resulted in an after-tax gain of approximately $9 million, which was recognized in the third quarter of 2010.
At September 30, 2010, SunCor had approximately $22 million of assets on its balance sheet classified as assets held for sale. These assets consist of $18 million of consolidated VIEs (see Note 7), master planned home-building communities and golf courses. Because it is expected that SunCor will dispose of these assets within the next 12 months, they are classified as assets held for sale on the balance sheet.

At September 30, 2010, SunCor had $6 million debt outstanding, a portion of which is in default. Neither Pinnacle West nor any of its other subsidiaries has guaranteed any SunCor indebtedness. A SunCor debt default would not result in a cross-default of any of the debt of Pinnacle West or any of its other subsidiaries. While there can be no assurances as to the ultimate outcome of this matter, Pinnacle West does not believe that SunCor’s inability to repay remaining debt outstanding would have a material adverse impact on Pinnacle West’s cash flows or liquidity.
As of September 30, 2010, SunCor could not transfer any cash dividends to Pinnacle West. This restriction does not affect Pinnacle West’s ability to meet its ongoing capital requirements.
El Dorado — El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments.
APSES — APSES expects minimal capital expenditures over the next three years.
Debt Provisions
Pinnacle West’s and APS’ debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with these covenants and each anticipates it will continue to meet these and other significant covenant requirements. For both Pinnacle West and APS, these covenants require that the ratio of consolidated debt to total consolidated capitalization not exceed 65%. At September 30, 2010, the ratio was approximately 49% for Pinnacle West and 46% for APS. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.
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
Credit Ratings
The ratings of securities of Pinnacle West and APS as of October 25, 2010 are shown below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’ securities and serve to increase the cost of and limit access to capital. It may also require substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient liquidity to cover a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Senior unsecured (a)	Baa3 (P)	BB+ (prelim)	N/A
Commercial paper	P-3	A-3	F3
Outlook	Stable	Positive	Stable

APS
Senior unsecured	Baa2	BBB-	BBB
Secured lease obligation bonds	Baa2	BBB-	BBB
Commercial paper	P-2	A-3	F3
Outlook	Stable	Positive	Stable

(a)	Pinnacle West has a shelf registration under the Securities and Exchange Commission (“SEC”) Rule 415. Pinnacle West currently has no outstanding, rated senior unsecured securities. However, Moody’s assigned a provisional (P) rating and Standard & Poor’s assigned a preliminary (prelim) rating to the senior unsecured securities that can be issued under such shelf registration.
Off-Balance Sheet Arrangements
On January 1, 2010 we adopted amended accounting guidance relating to VIEs and, as a result, we have consolidated certain entities which were previously not consolidated. The consolidation of these entities has impacted our consolidated financial statement results. See Note 7 for a discussion of these impacts.
Guarantees and Letters of Credit
We have issued parental guarantees and obtained surety bonds on behalf of our subsidiaries including credit support instruments enabling APSES to offer energy-related products and surety bonds at APS, principally related to self-insured workers’ compensation. Non-performance or non-payment under the underlying contract by our subsidiaries would result in a payment liability on our part under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to Pinnacle West’s current outstanding guarantees and surety bonds on behalf of our subsidiaries. At September 30, 2010, we had no outstanding claims for payment under any of these guarantees. Our guarantees and surety bonds have no recourse or collateral provisions to allow us to recover amounts paid under the guarantees or surety bonds from our subsidiaries. We generally agree to indemnification provisions related to liabilities arising from or related to certain of our agreements, with limited exceptions depending on the particular agreement. See Note 12 for additional information regarding guarantees and letters of credit.

Contractual Obligations
Our future contractual obligations for fuel and purchased power contracts and purchase obligations have increased from approximately $8.8 billion at December 31, 2009 to $10.3 billion at September 30, 2010 as follows (dollars in billions):

2010	2011-2012	2013-2014	Thereafter	Total
$0.7	$1.0	$1.0	$7.6	$10.3
These amounts have increased since the 2009 Form 10-K primarily due to increased commitments for fuel and purchased power and contracts associated with meeting our renewable energy requirements.
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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the nine months ended September 30, 2010 and 2009 (dollars in millions):

	Nine Months Ended
	September 30,
	2010	2009
Mark-to-market of net positions at beginning of period	$(169)	$(282)
Recognized in earnings:
Change in mark-to-market losses for future period deliveries	(7)	(3)
Mark-to-market losses realized including ineffectiveness during the period	3	9
Decrease (increase) in regulatory asset	(52)	59
Recognized in other comprehensive income (OCI):
Change in mark-to-market losses for future period deliveries (a)	(168)	(128)
Mark-to-market losses realized during the period	102	155
Change in valuation techniques	—	—

Mark-to-market of net positions at end of period	$(291)	$(190)

(a)	The changes in mark-to-market recorded in OCI are due primarily to changes in forward natural gas prices.
The table below shows the fair value of maturities of our derivative contracts (dollars in millions and excluding margin and collateral) at September 30, 2010 by maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting” and “Fair Value Measurements,” in Item 8 of our 2009 Form 10-K and Note 15 for more discussion of our valuation methods.

							Total
						Years	fair
Source of Fair Value	2010	2011	2012	2013	2014	thereafter	value
Prices actively quoted	$(1)	$(1)	$—	$—	$—	$—	$(2)
Prices provided by other external sources	(33)	(144)	(48)	(15)	—	—	(240)
Prices based on models and other valuation methods	(3)	(3)	(4)	(10)	(8)	(21)	(49)

Total by maturity	$(37)	$(148)	$(52)	$(25)	$(8)	$(21)	$(291)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 (dollars in millions):

	September 30, 2010		December 31, 2009
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Earnings
Electricity	$1	$(1)	$1	$(1)
Natural gas	1	(1)	1	(1)
Regulatory asset, liability or OCI (a)
Electricity	15	(15)	21	(21)
Natural gas	38	(38)	59	(59)

Total	$55	$(55)	$82	$(82)

(a)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged. To the extent the amounts are eligible for inclusion in the PSA, the amounts are recorded as either a regulatory asset or liability.
Credit Risk
We are exposed to losses in the event of non-performance or non-payment by counterparties. See Note 15 — “Fair Value Measurements” for a discussion of our credit valuation adjustment policy. See Note 8 for a further discussion of credit risk.

ARIZONA PUBLIC SERVICE COMPANY — RESULTS OF OPERATIONS
Operating Results — Three-month period ended September 30, 2010 compared with three-month period ended September 30, 2009
APS’ consolidated net income attributable to common shareholder for the three months ended September 30, 2010 was $227 million, compared with net income of $197 million for the comparable prior-year period. As discussed in greater detail below, net income increased approximately $30 million from the prior-year period primarily due to increased revenues related to APS’ retail rate increases, partially offset by increased operations and maintenance expenses.
The following table presents net income attributable to common shareholder compared with the prior-year period:

	Three Months Ended
	September 30,
	2010	2009	Net Change
	(dollars in millions)
Operating revenues less fuel and purchased power expenses	$762	$702	$60
Operations and maintenance	(217)	(193)	(24)
Depreciation and amortization	(104)	(103)	(1)
Taxes other than income taxes	(37)	(34)	(3)
Other income (expenses), net	(1)	1	(2)
Interest charges, net of allowance for funds used during construction	(45)	(53)	8
Income taxes	(126)	(118)	(8)
Noncontrolling interests (Note 7)	(5)	(5)	—

Net Income Attributable to Common Shareholder	$227	$197	$30

Operating revenues less fuel and purchased power expenses
Electric operating revenues less fuel and purchased power expenses were $60 million higher for the three months ended September 30, 2010 compared with the prior-year period. The following table describes the major components of this change:

	Increase (Decrease)
		Fuel and
		purchased
	Operating	power
	revenues	expenses	Net change
	(dollars in millions)

Retail regulatory settlement effective January 1, 2010:
Retail base rate increases, net of deferrals	$98	$43	$55
Line extension revenues (Note 3)	6		6
Transmission rate decreases	(1)		(1)
Higher demand-side management and renewable energy surcharges (substantially offset in operations and maintenance expense)	11		11
Effects of weather on retail sales	6	2	4
Lower retail revenues related to recovery of PSA deferrals, substantially offset by lower amortization of fuel and purchased power expense	(90)	(92)	2
Higher fuel and purchased power costs, including the effects of higher off-system sales, net of related PSA deferrals	22	24	(2)
Lower retail sales primarily due to lower usage per customer, including the effects of the Company’s energy efficiency programs, but excluding the effects of weather	(15)	(5)	(10)
Miscellaneous items, net	(4)	1	(5)

Total	$33	$(27)	$60

Operations and maintenance Operations and maintenance expenses increased $24 million for the three months ended September 30, 2010 compared with the prior-year period primarily because of:
•	An increase of $8 million related to demand-side management and renewable energy programs, which are primarily offset in operating revenues;
•	An increase of $6 million related to employee benefit costs; and
•	An increase of $4 million in generation costs, including the acceleration of fossil-plant planned maintenance.
Interest charges, net of allowance for funds used during construction Interest charges, net of allowance for funds used during construction, decreased $8 million for the three months ended September 30, 2010 compared with the prior-year period primarily because of higher rates in the current year for the allowance for equity and borrowed funds used during construction.
Income taxes Income taxes were $8 million higher for the three months ended September 30, 2010 compared with the prior-year period primarily because of higher pretax income in the current-year period.

Operating Results — Nine-month period ended September 30, 2010 compared with nine-month period ended September 30, 2009
APS’ net income attributable to common shareholder for the nine months ended September 30, 2010 was $328 million, compared with $260 million for the comparable prior-year period. Net income increased approximately $68 million from the prior-year period due to increased revenues related to APS’ retail rate increases and other factors, partially offset by milder weather in the second quarter of 2010.
The following table presents net income attributable to common shareholder compared with the prior-year period:

	Nine Months Ended
	September 30,
	2010	2009	Net Change
	(dollars in millions)
Operating revenues less fuel and purchased power expenses	$1,706	$1,578	$128
Operations and maintenance	(632)	(596)	(36)
Depreciation and amortization	(308)	(304)	(4)
Taxes other than income taxes	(100)	(100)	—
Other income (expenses), net	(7)	(3)	(4)
Interest charges, net of allowance for funds used during construction	(143)	(147)	4
Income taxes	(173)	(154)	(19)
Noncontrolling interests (Note 7)	(15)	(14)	(1)

Net Income Attributable to Common Shareholder	$328	$260	$68

Operating revenues less fuel and purchased power expenses
Electric operating revenues less fuel and purchased power expenses were $128 million higher for the nine months ended September 30, 2010 compared with the prior-year period. The following table describes the major components of this change:

	Increase (Decrease)
		Fuel and
		purchased
	Operating	power
	revenues	expenses	Net change
	(dollars in millions)

Retail regulatory settlement effective January 1, 2010:
Retail base rate increases, net of deferrals	$217	$100	$117
Line extension revenues (Note 3)	14		14
Transmission rate increases	8		8
Higher demand-side management and renewable energy surcharges (substantially offset in operations and maintenance expense)	26		26
Lower retail revenues related to recovery of PSA deferrals, substantially offset by lower amortization of fuel and purchased power expense	(211)	(216)	5
Higher fuel and purchased power costs including the effects of higher off-system sales, net of related PSA deferrals	24	29	(5)
Lower retail sales primarily due to lower usage per customer, including the effects of the Company’s energy efficiency programs, but excluding the effects of weather	(16)	(7)	(9)
Effects of weather on retail sales, primarily due to milder weather in the second quarter 2010	(27)	(8)	(19)
Miscellaneous items, net	(7)	2	(9)

Total	$28	$(100)	$128

Operations and maintenance Operations and maintenance expenses increased $36 million for the nine months ended September 30, 2010 compared with the prior-year period primarily because of:
•	An increase of $20 million related to demand-side management and renewable energy programs, which are primarily offset in operating revenues;
•	An increase of $7 million related to employee benefit costs; and
•	An increase of $5 million related to customer service and other costs.

Income taxes Income taxes were $19 million higher for the nine months ended September 30, 2010 compared with the prior-year period primarily because of higher pretax income in the current-year period, partially offset by $15 million related to a reduction in APS’ 2010 effective income tax rate. See Note 6.
ARIZONA PUBLIC SERVICE COMPANY — LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table presents net cash provided by (used for) operating, investing and financing activities for the nine months ended September 30, 2010 and 2009 (dollars in millions):

	Nine Months Ended
	September 30,
	2010	2009
Net cash flow provided by operating activities	$506	$713
Net cash flow used for investing activities	(548)	(560)
Net cash flow provided by (used for) financing activities	84	(139)
The decrease of approximately $207 million in net cash provided by operating activities is primarily due to increased collateral and margin cash provided as a result of changes in commodity prices, the payment of income taxes in 2010, and a voluntary pension contribution in 2010 of approximately $100 million. These were partially offset by other changes in working capital.
The decrease of approximately $12 million in net cash used for investing activities is primarily due to higher contributions in aid of construction and other cash flows.
The decrease of approximately $223 million in net cash used for financing activities is primarily due to the repayment of short-term borrowings in 2009 offset by lower net sources of equity and long-term debt financing including the proceeds of approximately $253 million from the infusion of equity from Pinnacle West in 2010 and by APS’ issuance of $500 million of unsecured senior notes in 2009.
Contractual Obligations
APS’ future contractual obligations for fuel and purchased power contracts and purchase obligations have increased from approximately $8.8 billion at December 31, 2009 to $10.3 billion at September 30, 2010 as follows (dollars in billions):

2010	2011-2012	2013-2014	Thereafter	Total
$0.7	$1.0	$1.0	$7.6	$10.3
These amounts have increased since the 2009 Form 10-K primarily due to increased commitments for fuel and purchased power and contracts associated with meeting our renewable energy requirements.
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
Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.
APS’ management, with the participation of APS’ Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’ disclosure controls and procedures as of September 30, 2010. Based on that evaluation, APS’ Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’ disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
No change in Pinnacle West’s or APS’ internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’ internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See “Environmental Matters” in Item 5 below, Part II, Item 5 of the Pinnacle West/APS Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and the 2nd Quarter 10-Q, and “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2009 Form 10-K in regard to pending or threatened litigation or other disputes.
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
EPA Environmental Regulation
Regional Haze Rules. EPA Region 9 previously requested that APS, as the operating agent for Four Corners, and Salt River Project Agricultural Improvement and Power District (“SRP”), as the operating agent for the Navajo Generating Station (“Navajo”), perform a BART analysis for each of Four Corners and Navajo, respectively. See “Business of Arizona Public Service Company — Environmental Matters — EPA Environmental Regulation — Regional Haze Rules” in Item 1 of the 2009 Form 10-K for additional background on the BART analyses and the underlying process. APS and SRP each submitted an analysis to the EPA concluding that certain combustion control equipment constitutes BART for these plants. Based on the analyses and comments received through EPA’s rulemaking process, the EPA will determine what it believes constitutes BART for each plant. The Four Corners and Navajo plant participants’ obligations to comply with the EPA’s final BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations and other business considerations, could jeopardize the economic viability of these plants or the ability of individual participants to continue their participation in these plants.

In order to coordinate with each plant’s other scheduled activities, the plants are currently implementing portions of their recommended plans on a voluntary basis. APS’ share of the costs related to the implementation of these portions of the recommended plans are included in our environmental expenditure estimates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Part I, Item 2).
On October 6, 2010, the EPA issued its proposed BART determination for Four Corners, which is subject to a sixty day public comment period beginning on October 19th, the date it was published in the Federal Register. APS has requested a sixty day extension. Once the comment period has run, the EPA will then consider the comments submitted and issue a final rule. The rule, as proposed, would require the installation of post-combustion controls on each of Units 1-5 at Four Corners to reduce nitrogen oxides emissions. As previously disclosed, APS’ total costs for these controls could be up to approximately $422 million for Four Corners. The EPA also indicated in the proposal that it may require the installation of electrostatic precipitators or baghouses on Units 1, 2 and 3 to reduce particulate matter emissions. APS estimates that its total costs for such particulate removal equipment is approximately $220 million, which may also be required by no later than 2014 under the anticipated mercury rules. (See “Environmental Matters — Mercury and Other Hazardous Air Pollutants” in Part II, Item 5 of the 2nd Quarter 10-Q for additional information on these anticipated rules.) The EPA proposed a 10% stack opacity limitation for all five units and a 20% opacity limitation on certain fugitive dust emissions, although the proposed fugitive dust provision is unrelated to BART. APS is currently evaluating the impacts of the proposed rule and intends to submit comments to the EPA during the comment period.
The EPA has not yet issued a proposed rule for the Navajo plant. The participant owners of Four Corners and the Navajo plant will have five years after the EPA issues its final determinations for each plant, respectively, to achieve compliance with their BART requirements.
Coal Combustion Waste. On June 21, 2010, the EPA released its proposed regulations governing the handling and disposal of coal combustion residuals (“CCRs”), such as fly ash and bottom ash. APS currently disposes of CCRs in ash ponds and dry storage areas at Cholla and Four Corners, and also sells a portion of its fly ash for beneficial reuse as a constituent in concrete production. The EPA proposes regulating CCRs as either non-hazardous waste or hazardous waste and is seeking comment on three different alternatives. The hazardous waste proposal would phase out the use of ash ponds for disposal of CCRs. The other two proposals regulate CCRs as non-hazardous waste and impose performance standards for ash disposal. One of these proposals would require retrofitting or closure of currently unlined ash ponds, while the other proposal would not require the installation of liners or pond closures. The EPA has not yet indicated a preference for any of the alternatives.
APS intends to file comments on the proposed rule during the public comment period, which was recently extended by the EPA to end on November 19, 2010. We do not know when the EPA will issue a final rule, including required compliance dates. We cannot currently predict the outcome of the EPA’s actions or whether such actions will have a material adverse impact on our financial position, results of operations or cash flows.

Item 6. EXHIBITS
(a) Exhibits

Exhibit No.		Registrant(s)	Description

12.1		Pinnacle West	Ratio of Earnings to Fixed Charges

12.2		APS	Ratio of Earnings to Fixed Charges

12.3		Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1		Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2		Pinnacle West	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3		APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4		APS	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Pinnacle West APS**	XBRL Instance Document

101.SCH	*	Pinnacle West APS**	XBRL Taxonomy Extension Schema Document

Exhibit No.	Registrant(s)	Description

101.CAL*	Pinnacle West APS**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Pinnacle West APS**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Pinnacle West APS**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Pinnacle West APS**	XBRL Taxonomy Definition Linkbase Document

*	Furnished herewith as an Exhibit.

**	Furnished voluntarily.

In addition, Pinnacle West hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit			Previously Filed as	Date
No.	Registrant(s)	Description	Exhibit[1]	Filed

3.1	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 19, 2010	3.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-3-10

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-7-08

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’ Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File Nos. 1-8962 and 1-4473	2-20-09

[1]	Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION (Registrant)
Dated: October 28, 2010	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY (Registrant)
Dated: October 28, 2010	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)