Form 10-K
period 2010-12-31
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2011-02-18
CIK 7286, 764622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

PINNACLE WEST CAPITAL CORPORATION	$3,935,855,234 as of June 30, 2010
ARIZONA PUBLIC SERVICE COMPANY	$0 as of June 30, 2010
The number of shares outstanding of each registrant’s common stock as of February 15, 2011

PINNACLE WEST CAPITAL CORPORATION	108,780,623 shares
ARIZONA PUBLIC SERVICE COMPANY	Common Stock, $2.50 par value, 71,264,947 shares. Pinnacle West Capital Corporation is the sole holder of Arizona Public Service Company’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Pinnacle West Capital Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 18, 2011 are incorporated by reference into Part III hereof.

Arizona Public Service Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

Page

GLOSSARY OF NAMES AND TECHNICAL TERMS	1

FORWARD-LOOKING STATEMENTS	2

PART I	3

Item 1. Business	3

Item 1A. Risk Factors	27

Item 1B. Unresolved Staff Comments	38

Item 2. Properties	39

Item 3. Legal Proceedings	41

Executive Officers of Pinnacle West	42

PART II	44

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44

Item 6. Selected Financial Data	46

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.	78

Item 8. Financial Statements and Supplementary Data	79

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	173

Item 9A. Controls and Procedures	173

Item 9B. Other Information	174

PART III	174

Item 10. Directors, Executive Officers and Corporate Governance of Pinnacle West	174

Item 11. Executive Compensation	174

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	174

Item 13. Certain Relationships and Related Transactions, and Director Independence	176

Item 14. Principal Accountant Fees and Services	176

PART IV	177

Item 15. Exhibits and Financial Statement Schedules	177

SIGNATURES	219

Exhibit 10.6.5
Exhibit 10.9.1C
Exhibit 10.11.4
Exhibit 12.1
Exhibit 12.2
Exhibit 12.3
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
This combined Form 10-K is separately filed by Pinnacle West and APS. Each registrant is filing on its own behalf all of the information contained in this Form 10-K that relates to such registrant and, where required, its subsidiaries. Except as stated in the preceding sentence, neither registrant is filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. The information required with respect to each company is set forth within the applicable items. Item 8 of this report includes Consolidated Financial Statements of Pinnacle West and Consolidated Financial Statements of APS. Item 8 also includes Notes to Pinnacle West’s Consolidated Financial Statements, the majority of which also relates to APS, and Supplemental Notes, which only relate to APS’s Consolidated Financial Statements.

i

GLOSSARY OF NAMES AND TECHNICAL TERMS

ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
ANPP	Arizona Nuclear Power Project, also known as Palo Verde
APS	Arizona Public Service Company, a subsidiary of the Company
APSES	APS Energy Services Company, Inc., a subsidiary of the Company
Base Fuel Rate	The portion of APS’s retail base rates attributable to fuel and purchased power costs
Cholla	Cholla Power Plant
DOE	United States Department of Energy
El Dorado	El Dorado Investment Company, a subsidiary of the Company
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
GWh	Gigawatt-hour, one billion watts per hour
IFRS	International Financial Reporting Standards
kV	Kilovolt, one thousand volts
kWh	Kilowatt-hour, one thousand watts per hour
MMBtu	One million British Thermal Units
MW	Megawatt, one million watts
Native Load	Retail and wholesale sales supplied under traditional cost-based rate regulation
Navajo Plant	Navajo Generating Station
NRC	United States Nuclear Regulatory Commission
OCI	Other comprehensive income
Palo Verde	Palo Verde Nuclear Generating Station
Pinnacle West	Pinnacle West Capital Corporation (any use of the words “Company,” “we,” and “our” refer to Pinnacle West)
Pinnacle West Marketing & Trading	Pinnacle West Marketing & Trading Co., LLC, a subsidiary of the Company
PRP	Potentially responsible party under Superfund
PSA	Power supply adjustor approved by the ACC to provide for recovery or refund of variations in actual fuel and purchased power costs compared with the Base Fuel Rate
RES	Arizona Renewable Energy Standard and Tariff
Salt River Project or SRP	Salt River Project Agricultural Improvement and Power District
SunCor	SunCor Development Company, a subsidiary of the Company
TCA	Transmission cost adjustor
VIE	Variable-interest entity
West Phoenix	West Phoenix Power Plant

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements based on current expectations. These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS. In addition to the Risk Factors described in Item 1A and in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” these factors include, but are not limited to:
•	our ability to achieve timely and adequate rate recovery of our costs, including returns on debt and equity capital;
•	our ability to manage capital expenditures and other costs while maintaining reliability and customer service levels;
•	variations in demand for electricity, including those due to weather, the general economy, customer and sales growth (or decline), and the effects of energy conservation measures and distributed generation;
•	power plant performance and outages;
•	volatile fuel and purchased power costs;
•	fuel and water supply availability;
•	regulatory and judicial decisions, developments and proceedings;
•	new legislation or regulation, including those relating to greenhouse gas emissions, renewable energy mandates and energy efficiency standards;
•	our ability to meet renewable energy requirements and recover related costs;
•	risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainty;
•	competition in retail and wholesale power markets;
•	the duration and severity of the economic decline in Arizona and current real estate market conditions;
•	the cost of debt and equity capital and the ability to access capital markets when required;
•	changes to our credit ratings;
•	the investment performance of the assets of our nuclear decommissioning trust, pension, and other postretirement benefit plans and the resulting impact on future funding requirements;
•	the liquidity of wholesale power markets and the use of derivative contracts in our business;
•	potential shortfalls in insurance coverage;
•	new accounting requirements or new interpretations of existing requirements;
•	generation, transmission and distribution facility and system conditions and operating costs;
•	the ability to meet the anticipated future need for additional baseload generation and associated transmission facilities in our region;
•	the willingness or ability of our counterparties, power plant participants and power plant land owners to meet contractual or other obligations or extend the rights for continued power plant operations;
•	technological developments affecting the electric industry; and
•	restrictions on dividends or other burdensome provisions in our credit agreements and ACC orders.
These and other factors are discussed in Risk Factors described in Item 1A of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures. Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I
ITEM 1. BUSINESS
Pinnacle West
Pinnacle West is a holding company that conducts business through its subsidiaries. We derive substantially all of our revenues and earnings from our wholly-owned subsidiary, APS. APS is a vertically-integrated electric utility that provides either retail or wholesale electric service to most of the State of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona.

	Year Ended December 31,
Operating Revenues (in thousands):	2010	2009	2008
APS	$3,180,807	$3,149,500	$3,133,496
Percentage of Pinnacle West Consolidated	97%	99%	97%
Pinnacle West’s other first-tier subsidiaries are SunCor, APSES and El Dorado. Additional information related to these businesses is provided later in this report.
Our reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electric service to Native Load customers) and related activities, and includes electricity generation, transmission and distribution. In 2009 our real-estate subsidiary, SunCor, began disposing of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce its outstanding debt (see Note 23). All of SunCor’s operations are reflected as discontinued operations. As a result, the real estate segment is no longer a reportable segment. See Note 17 for financial information of our business segments.
BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY
APS currently provides electric service to approximately 1.1 million customers. We own or lease more than 6,290 MW of regulated generation capacity and we hold a mix of both long-term and short-term purchased power agreements for additional capacity, including a variety of agreements for the purchase of renewable energy. During 2010, no single purchaser or user of energy accounted for more than 1.2% of our electric revenues.

The following map shows APS’s retail service territory, including the locations of its generating facilities and principal transmission lines.

Energy Sources and Resource Planning
To serve its customers, APS obtains power through its various generation stations and through purchased power agreements. Resource planning is an important function necessary to meet Arizona’s future energy needs. APS’s sources of energy by fuel type during 2010 were as follows:
Generation Facilities
APS has ownership interests in or leases the coal, nuclear, gas, oil and solar generating facilities described below. For additional information regarding these facilities, see Item 2.
Coal Fueled Generating Facilities
Four Corners — Four Corners is a 5-unit coal-fired power plant located in the northwestern corner of New Mexico. APS operates the plant and owns 100% of Four Corners Units 1, 2 and 3 and 15% of Units 4 and 5. APS has a total entitlement from Four Corners of 791 MW. The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government. APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation. The Four Corners coal contract runs through 2016.
On November 8, 2010, APS and Southern California Edison (“SCE”) entered into an asset purchase agreement providing for the purchase by APS of SCE’s 48% interest in each of Units 4 and 5 of Four Corners. If consummated, APS would acquire 739 MW from SCE unless any of the other owners of interests in Units 4 and 5 exercise their rights of first refusal prior to March 8, 2011, in which case APS would not be able to purchase SCE’s entire share of the Units. Completion of the purchase by APS, which is expected to occur in the second half of 2012, is conditioned upon the receipt of regulatory approvals from the ACC, the California Public Utilities Commission and the FERC, the execution of a new coal supply contract for a lease renewal period described below, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other typical closing conditions.

APS, on behalf of the Four Corners participants, has negotiated amendments to an existing facility lease with the Navajo Nation which would extend the Four Corners leasehold interest to 2041. Execution by the Navajo Nation of the lease amendments is a condition to closing of the purchase by APS of SCE’s interests in Four Corners. The execution of these amendments by the Navajo Nation requires the approval of the Navajo Nation Council, which occurred on February 15, 2011 and is awaiting final signature by the Nation’s President. The effectiveness of the amendments also requires the approval of the U.S. Department of the Interior (“DOI”), as does a related Federal rights-of-way grant which the Four Corners participants will pursue. A Federal environmental review will be conducted as part of the DOI review process.
APS has announced that, if APS’s purchase of SCE’s interests in Units 4 and 5 at Four Corners is consummated, it will close Units 1, 2 and 3 at the plant. These events will change the plant’s overall generating capacity from 2,100 MW to 1,540 MW and APS’s entitlement from the plant from 791 MW to 970 MW.
Cholla — Cholla is a 4-unit coal-fired power plant located in northeastern Arizona. APS operates the plant and owns 100% of Cholla Units 1, 2 and 3. PacifiCorp owns Cholla Unit 4, and APS operates that Unit for PacifiCorp. APS has a total entitlement from Cholla of 647 MW. APS purchases all of Cholla’s coal requirements from a coal supplier that mines all of the coal under long-term leases of coal reserves with the federal government and private landholders. The Cholla coal contract runs through 2024. APS has the ability under the contract to reduce its annual coal commitment and purchase a portion of Cholla’s coal requirements on the spot market to take advantage of competitive pricing options and to purchase coal required for increased operating capacity. APS believes that the current fuel contracts and competitive fuel supply options ensure the continued operation of Cholla for its useful life. In addition, APS has a long-term coal transportation contract.
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
These coal plants face uncertainties related to existing and potential legislation and regulation that could significantly impact their economics and operations. See “Environmental Matters” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Capital Expenditures” in Item 7 for environmental and climate change developments and lease renewal negotiations with the Navajo Nation impacting these coal facilities. See Note 11 for information regarding APS’s coal mine reclamation obligations.
Nuclear
Palo Verde Nuclear Generating Station — Palo Verde is a nuclear power plant located about 50 miles west of Phoenix, Arizona. APS operates the plant and owns 29.1% of Palo Verde Units 1 and 3 and about 17% of Unit 2. In addition, APS leases about 12.1% of Unit 2, resulting in a 29.1% combined interest in that Unit. APS has a total entitlement from Palo Verde of 1,146 MW.

Palo Verde Leases — In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back about 42% of its share of Palo Verde Unit 2 and certain common facilities. Prior to 2010, APS accounted for these arrangements as operating leases. Due to amended VIE accounting guidance, in 2010 APS began consolidating the lessor trust entities, and eliminated lease accounting for these transactions. The agreements have terms of 29.5 years and contain options to renew the leases or to purchase the property for fair market value at the end of the lease terms. APS must give notice to the respective lessor trusts between December 31, 2010 and December 31, 2012 if it wishes to exercise, or not exercise, either of these options. We are analyzing these options. See Note 20 for additional information regarding the Palo Verde Unit 2 sale leaseback transactions.
Palo Verde Operating Licenses — Operation of each of the three Palo Verde Units requires an operating license from the NRC. The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987. The full power operating licenses, each valid for a period of 40 years, authorize APS, as operating agent for Palo Verde, to operate the three Palo Verde Units. On December 15, 2008, APS applied for renewed operating licenses for the Palo Verde Units for a period of 20 years beyond the expirations of the current licenses. The current NRC schedule for the applications estimates that a final NRC decision will be issued in April 2011. APS is making preparations to secure resources necessary to operate the plant for the period of extended operation, including the execution in April 2010 of a Municipal Effluent Purchase and Sale Agreement that provides effluent water rights necessary for cooling purposes at Palo Verde through 2050.
Palo Verde Fuel Cycle — The fuel cycle for Palo Verde is comprised of the following stages:
•	mining and milling of uranium ore to produce uranium concentrates;
•	conversion of uranium concentrates to uranium hexafluoride;
•	enrichment of uranium hexafluoride;
•	fabrication of fuel assemblies;
•	utilization of fuel assemblies in reactors; and
•	storage and disposal of spent nuclear fuel.
The Palo Verde participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The Palo Verde participants have contracted for all of Palo Verde’s requirements for uranium concentrates through 2011 and 95% of its requirements through 2017. A new contract is currently being negotiated that will cover Palo Verde’s remaining requirements for uranium concentrates through 2017. The participants have also contracted for all of Palo Verde’s conversion services through 2018, all of Palo Verde’s enrichment services through 2020 and all of Palo Verde’s fuel assembly fabrication services through 2016.
Spent Nuclear Fuel and Waste Disposal — The Nuclear Waste Policy Act of 1982 (“NWPA”) required the DOE to accept, transport, and dispose of spent nuclear fuel and high level waste generated by the nation’s nuclear power plants by 1998. The DOE’s obligations are reflected in a Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (“Standard Contract”) with each nuclear power plant. The DOE failed to begin accepting Palo Verde’s spent nuclear fuel by 1998, and APS (on behalf of itself and the other Palo Verde participants) filed a lawsuit for DOE’s breach of the Palo Verde Standard Contract in the U.S. Court of Federal Claims. The Court of Federal Claims ruled in favor of APS and in October 2010 awarded $30.2 million in damages to the Palo Verde participants for costs incurred through December 2006.

The DOE had planned to meet its NWPA and Standard Contract disposal obligations by designing, licensing, constructing, and operating a permanent geologic repository at Yucca Mountain, Nevada. In June 2008, DOE submitted its application to the NRC to authorize construction of the Yucca Mountain repository. In March 2010, the DOE filed a motion to dismiss with prejudice its Yucca Mountain construction authorization application that was pending before the NRC. Several interested parties have intervened in the NRC proceeding, and the proceeding has not been conclusively decided by the NRC or the courts. Additionally, a number of interested parties have filed a variety of lawsuits in different jurisdictions around the country challenging the DOE’s authority to withdraw the Yucca Mountain construction authorization application. None of these lawsuits have been conclusively decided by the courts.
Palo Verde has sufficient capacity at its on-site independent spent fuel storage installation (“ISFSI”) to store all of the nuclear fuel that will be irradiated during the initial operating license period, which ends in December 2027. Additionally, Palo Verde has sufficient capacity at its on-site ISFSI to store a portion of the fuel that will be irradiated during the period of extended operation, which ends in December 2047 (assuming the NRC approves APS’s request for renewed operating licenses, as discussed above). If uncertainties regarding the United States government’s obligation to accept and store spent fuel are not favorably resolved, APS will evaluate alternative storage solutions that may obviate the need to expand the ISFSI to accommodate all of the fuel that will be irradiated during the period of extended operation.
In addition to the spent fuel stored at Palo Verde’s on-site ISFSI, Palo Verde also generates certain types of low level radioactive waste that are stored on-site. Currently, the Class B and Class C waste (the higher radioactivity of the low level wastes) is stored on-site since industry access to a disposal site was eliminated several years ago. The NRC is considering regulations that would allow the industry to eliminate much of this waste by blending it with lower level Class A waste so that it can be disposed of at a facility such as the one Palo Verde utilizes in Utah.
Nuclear Decommissioning Costs — APS currently relies on an external sinking fund mechanism to meet the NRC financial assurance requirements for decommissioning its interests in Palo Verde Units 1, 2 and 3. The decommissioning costs of Palo Verde Units 1, 2 and 3 are currently included in APS’s ACC jurisdictional rates. Decommissioning costs are recoverable through a non-bypassable system benefits charge (one paid by all retail customers taking service from the APS system), which allows APS to maintain its external sinking fund mechanism. See Note 12 for additional information about APS’s nuclear decommissioning costs.
Palo Verde Liability and Insurance Matters — See “Palo Verde Nuclear Generating Station — Nuclear Insurance” in Note 11 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.
Natural Gas and Oil Fueled Generating Facilities
APS has six natural gas power plants located throughout Arizona, consisting of Redhawk, located near the Palo Verde Nuclear Generating Station; Ocotillo, located in Tempe; Sundance, located in Coolidge; West Phoenix, located in southwest Phoenix; Saguaro, located north of Tucson; and Yucca, located near Yuma. Several of the units at Saguaro and Yucca run on either gas or oil. APS has one oil only power plant, Douglas, located in the town of Douglas, Arizona. APS owns and operates each of these plants with the exception of one combustion turbine unit and one steam unit at Yucca that are operated by APS and owned by the Imperial Irrigation District. APS has a total entitlement from these plants of 3,389 MW. Gas for these plants is acquired through APS’s hedging program. APS has long-term gas transportation agreements with three different companies, some of which are effective through 2024. Fuel oil is acquired under short-term purchases delivered primarily to West Phoenix, where it is distributed to APS’s other oil power plants by truck.

Solar Facilities
APS owns and operates more than sixty small solar systems around the state. Together they have the capacity to produce about 5 MW of renewable energy. This fleet of solar systems includes a 3 MW facility located at the Prescott Airport, a 1 MW facility located at APS’s Saguaro power plant and less than 1 MW of solar photovoltaic distributed energy systems installed as part of the Community Power Project in Flagstaff, Arizona. The Community Power Project, approved by the ACC on April 1, 2010, is a pilot program through which, upon completion, APS will own, operate and receive energy from approximately 1.5 MW of solar photovoltaic distributed energy systems located within a certain test area in Flagstaff, Arizona.
Purchased Power Contracts
In addition to its own available generating capacity, APS purchases electricity under various arrangements, including long-term contracts and purchases through short-term markets to supplement its owned or leased generation and hedge its energy requirements. A substantial portion of APS’s purchased power expense is netted against wholesale sales on the Consolidated Statements of Income. (See Note 18.) APS continually assesses its need for additional capacity resources to assure system reliability. APS does not expect to require new conventional generation sources sooner than 2017, due primarily to planned additions of renewable resources and energy efficiency initiatives.
Purchased Power Capacity — APS’s purchased power capacity under long-term contracts, including its renewable energy portfolio, is summarized in the tables below. All capacity values are based on net capacity unless otherwise noted.

Type	Dates Available	Capacity (MW)
Purchase Agreement (a)	Year-round through December 2014	104
Purchase Agreement (b)	Year-round through June 14, 2020	60
Exchange Agreement (c)	May 15 to September 15 annually through 2020	480
Tolling Agreement	Year-round through May 2017	500
Tolling Agreement	Summer seasons through October 2019	560
Day-Ahead Call Option Agreement	Summer seasons through September 2015	500
Day-Ahead Call Option Agreement	Summer seasons through summer 2016	150
Demand Response Agreement (d)	Summer seasons through 2024	100
Renewable Energy (e)	Various	223

(a)	The capacity under this agreement varies by month, with a maximum capacity of 104 MW.

(b)	Up to 60 MW of capacity is available; however, the amount of electricity available to APS under this agreement is based in large part on customer demand and is adjusted annually.

(c)	This is a seasonal capacity exchange agreement under which APS receives electricity during the summer peak season (from May 15 to September 15) and APS returns a like amount of electricity during the winter season (from October 15 to February 15).

(d)	The capacity under this agreement increases in phases over the first three years to reach the 100 MW level by the summer of 2012.

(e)	Renewable energy purchased power agreements are described in detail below under “Current and Future Resources — Renewable Energy Standard — Renewable Energy Portfolio.”
Current and Future Resources
Current Demand and Reserve Margin
Electric power demand is generally seasonal. In Arizona, demand for power peaks during the hot summer months. APS’s 2010 peak one-hour demand on its electric system was recorded on July 15, 2010 at 6,936 MW, compared to the 2009 peak of 7,218 MW recorded on July 27, 2009. APS’s operable generating capacity, together with firm purchases totaling 2,974 MW, including short-term seasonal purchases and unit contingent purchases, resulted in an actual reserve margin, at the time of the 2010 peak demand, of 21.8%. The power actually available to APS from its resources fluctuates from time to time due in part to planned and unplanned plant and transmission outages.
Future Resources and Resource Plan
Under the ACC’s modified resource planning rule, APS will file by April 1st of each even year its resource plans for the next fifteen-year period. The ACC’s modified rule also requires APS to file its first resource plan within 120 days after the rule becomes effective. The modified rule became effective in January 2011 and APS will likely file a resource plan in the first quarter of 2011. The modified rule also requires the ACC to issue an order with its acknowledgment of APS’s resource plan within approximately ten months following its submittal. The ACC’s acknowledgment of APS’s resource plan will consider factors such as the total cost of electric energy services, demand management, analysis of supply-side options, system reliability and risk management.

Renewable Energy Standard
In 2006, the ACC adopted the RES. Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including solar, wind, biomass, biogas and geothermal technologies. The renewable energy requirement is 3% of retail electric sales in 2011 and increases annually until it reaches 15% in 2025. In APS’s 2009 retail rate case settlement agreement, APS committed to have 1,700 GWh of new renewable resources in service by year-end 2015 in addition to its 2008 renewable resource commitments. Taken together, APS’s commitment is estimated to be 3,400 GWh, or approximately 10% of retail sales, by year-end 2015, which is double the existing RES target of 5% for that year. (See Note 3.) A component of the RES is focused on stimulating development of distributed energy systems (generally speaking, small-scale renewable technologies that are located on customers’ properties). Accordingly, under the RES, an increasing percentage of that requirement must be supplied from distributed energy resources. This distributed energy requirement is 25% of the overall RES requirement of 3% in 2011 and increases to 30% of the applicable RES requirement in 2012 and subsequent years. The following table summarizes these requirement standards and their timing:

	2011	2015	2020	2025

RES as a % of retail electric sales	3%	5%	10%	15%
Percent of RES to be supplied from distributed energy resources	25%	30%	30%	30%
Renewable Energy Portfolio. APS has a diverse portfolio of existing and planned renewable resources totaling 875 MW, including wind, geothermal, solar, biomass and biogas. Of this portfolio, 288 MW are currently in operation and 587 MW are under contract for development or are under construction. Renewable resources in operation include 5 MW of facilities owned by APS, 223 MW of long-term purchased power agreements, and an estimated 60 MW of customer-sited, third-party owned distributed energy resources.
APS continues to actively consider opportunities to enhance its renewable energy portfolio, both to ensure its compliance with the RES and to meet the needs of its customer base. APS’s strategy to achieve its RES requirements includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS. One of the key programs under which APS will own solar resources is the “AZ Sun Program.” As approved by the ACC, the AZ Sun Program will allow APS to own 100 MW of solar photovoltaic power plants across Arizona by investing up to $500 million through 2014. Under this program to date, APS has executed contracts for the development of 83 MW of new solar generation, representing an investment commitment of approximately $377 million. See Note 3 for additional details about the AZ Sun Program, including the related cost recovery.
The following table summarizes APS’s renewable energy sources in operation and under development. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

		Actual/			Net	Net Capacity
		Target			Capacity	Planned/
		Commercial			In	Under
		Operation		Term	Operation	Development
	Location	Date		(Years)	(MW)	(MW)
APS Owned
Solar:
AZ Sun Program:
Paloma	Gila Bend, AZ	2011				17
Cotton Center	Gila Bend, AZ	2011				17
Hyder Phase 1	Hyder, AZ	2011				11
Hyder Phase 2	Hyder, AZ	2012				5
Chino Valley	Chino Valley, AZ	2012				19
Luke AFB	Glendale, AZ	2012/2013	(a)			14

Subtotal AZ Sun Program (b)						83
Multiple Facilities	AZ	Various			5

Total APS Owned					5	83

Purchased Power Agreements
Solar:
Solana (c)	Gila Bend, AZ	2013		30		250
RE Ajo	Ajo, AZ	2011		25		5
Sun E AZ 1	Prescott, AZ	2011		30		10
Solar 1 (d)	Tonopah, AZ	2012		30		15
Wind:
Aragonne Mesa	Santa Rosa, NM	2006		20	90
High Lonesome	Mountainair, NM	2009		30	100
Perrin Ranch Wind	Williams, AZ	2011		25		99
Geothermal:
Salton Sea	Imperial County, CA	2006		23	10
Biomass:
Snowflake	Snowflake, AZ	2008		15	10
Snowflake	Snowflake, AZ	2008		1	10
Biogas:
Glendale Landfill	Glendale, AZ	2010		20	3
Landfill 1 (d)	Surprise, AZ	2012		20		3

Total Purchased Power Agreements					223	382

Distributed Energy
Solar:
APS Owned (e)	AZ	various				1
Third-party Owned (f)	AZ	various			60	66
Agreement 1	Bagdad, AZ	2012		25		15
Agreement 2 (g)	AZ	2012-2014		20-25		40

Total Distributed Energy					60	122

Total Renewable Portfolio					288	587

(a)	The timing is dependent on site preparation activities.

(b)	Under the AZ Sun Program, 17 MW remains to be fulfilled.

(c)	Represents contracted capacity.

(d)	Details of these agreements have not yet been publicly announced.

(e)	Reflects Community Power Project. See Note 3.

(f)	Achieved through incentive-based programs. Includes resources with production-based incentives that have terms of 10-20 years.

(g)	Agreement ramps up to 40 MW over 3 years.

Demand Side Management
Arizona regulators are placing an increased focus on energy efficiency and other demand side management programs to encourage customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy. In December 2009, the ACC initiated Energy Efficiency rulemaking, with a proposed Energy Efficiency Standard of 22% cumulative annual energy savings by 2020. This standard was adopted and became effective on January 1, 2011. This ambitious standard will likely impact Arizona’s future energy resource needs. (See Note 3 for energy efficiency and other demand side management obligations resulting from APS’s 2009 retail rate case settlement.)
Economic Stimulus Projects
Through the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Federal government made a number of programs available for utilities to develop renewable resources, improve reliability and create jobs by using economic stimulus funding. Certain programs are also available through the State of Arizona.
In 2009, the DOE announced an ARRA commitment to fund the majority of a carbon dioxide emission reduction research and development project in the amount of $71 million, which was to be located at our Cholla power plant. Due to the increased resource and funding requirements for a project of that size, APS elected not to move forward with that award and is now in the process of closing out the project. However, APS is moving forward with work under the $3 million award from DOE for a high penetration photovoltaic generation study related to the Community Power Project in Flagstaff, Arizona. The funding under this DOE award will continue to be contingent upon meeting certain project milestones, including DOE-established budget parameters, over the next four years.
APS is also continuing its work as a sub-recipient under an ARRA award received through the State of Arizona’s Department of Commerce. This approximately $4 million award is for the implementation of various distributed energy and energy efficiency programs in Arizona. APS will be implementing certain solar water heater and photovoltaic-related community projects under this award.
Competitive Environment and Regulatory Oversight
Retail
The ACC regulates APS’s retail electric rates and its issuance of securities. The ACC must also approve any transfer or encumbrance of APS’s property used to provide retail electric service and approve or receive prior notification of certain transactions between Pinnacle West, APS and their respective affiliates.

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
In 1999, the ACC approved rules for the introduction of retail electric competition in Arizona. As a result, as of January 1, 2001, all of APS’s retail customers were eligible to choose alternate energy suppliers. However, there are currently no active retail competitors offering unbundled energy or other utility services to APS’s customers. In 2000, the Arizona Superior Court found that the rules were in part unconstitutional and in other respects unlawful, the latter finding being primarily on procedural grounds, and invalidated all ACC orders authorizing competitive electric services providers to operate in Arizona. In 2004, the Arizona Court of Appeals invalidated some, but not all of the rules and upheld the invalidation of the orders authorizing competitive electric service providers. In 2005, the Arizona Supreme Court declined to review the Court of Appeals decision.
To date, the ACC has taken no further or substantive action on either the rules or the prior orders authorizing competitive electric service providers in response to the final Court of Appeals decision. In 2008, the ACC directed the ACC staff to investigate whether such retail competition was in the public interest and what legal impediments remain to competition in light of the Court of Appeals decision referenced above. The ACC staff’s report on the results of its investigation was issued on August 12, 2010. The report stated that additional analysis, discussion and study of all aspects of the issue are required in order to perform a proper evaluation. While the report did not make any specific recommendations other than to conduct more workshops, the report did state that the current retail electric competition rules are incomplete and in need of modification.
On April 14, 2010, the ACC issued a decision holding that solar vendors that install and operate solar facilities for non-profit schools and governments pursuant to a specific type of contract that calculates payments based on the energy produced are not “public service corporations” under the Arizona Constitution, and are therefore not regulated by the ACC. A second matter is pending with the ACC to determine whether that ruling should extend to solar providers who serve a broader customer base under the same business model. Use of such products by customers within our territory would result in some level of competition. APS cannot predict when, and the extent to which, additional electric service providers will enter or re-enter APS’s service territory.

Wholesale
The FERC regulates rates for wholesale power sales and transmission services. (See Note 3 for information regarding APS’s transmission rates.) During 2010, approximately 5.8% of APS’s electric operating revenues resulted from such sales and services. APS’s wholesale activity primarily consists of managing fuel and purchased power supplies to serve retail customer energy requirements. APS also sells, in the wholesale market, its generation output that is not needed for APS’s Native Load and, in doing so, competes with other utilities, power marketers and independent power producers. Additionally, subject to specified parameters, APS markets, hedges and trades in electricity and fuels.
Environmental Matters
Climate Change
Legislative Initiatives. In the past several years, the United States Congress has considered bills that would regulate domestic greenhouse gas emissions. In 2009, the House of Representatives passed a comprehensive energy and climate change bill, but the Senate did not consider it or a similar bill in the 111th Congress. With much focus on the economy, it is unclear when Congress will consider another global warming bill. The actual economic and operational impact of any legislation on APS depends on a variety of factors, none of which can be fully known until such legislation passes and the specifics of the resulting program are established. These factors include the terms of the legislation with regard to allowed emissions; whether any permitted emissions allowances will be allocated to source operators free of cost or auctioned; the cost to reduce emissions or buy allowances in the marketplace; and the availability of offsets and mitigating factors to moderate the costs of compliance. At the present time, we cannot predict what form of legislation, if any, will ultimately pass.
In addition to federal legislative initiatives, state-specific initiatives may also impact our business. While Arizona has not yet enacted any state-specific legislation regarding greenhouse gas emissions, the California legislature enacted AB 32 and SB 1368 in 2006 to address greenhouse gas emissions. In December 2010, the California Air Resources Board approved regulations that will establish a cap-and-trade program for greenhouse gas emissions which is scheduled to be launched in 2012 as part of the state’s program implementing AB32. In addition, the New Mexico Environmental Improvement Board recently enacted a greenhouse gas cap-and-trade program and emissions cap, to become effective in 2012 and 2013, respectively.
We are monitoring these and other state legislative developments to understand the extent to which they may affect our business, including our sales into the impacted states or the ability of our out-of-state power plant participants to continue their participation in certain coal-fired power plants. In particular, SCE, a participant in Four Corners, has indicated that SB 1368 may prohibit it from making emission control expenditures at the plant. (See “Energy Sources and Resource Planning — Generation Facilities — Coal Fueled Generating Facilities — Four Corners” above for details of the pending sale of SCE’s interest in Four Corners to APS.)

Regulatory Initiatives. In December 2009, the EPA determined that greenhouse gas emissions endanger public health and welfare. This determination was made in response to a 2007 United States Supreme Court ruling that greenhouse gases fit within the Clean Air Act’s broad definition of “air pollutant” and, as a result, the EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act. As a result of the endangerment finding, the EPA determined that the Clean Air Act required new regulatory requirements for new and modified major greenhouse gas emitting sources, including power plants. On June 3, 2010, the EPA issued a rule under the Clean Air Act, known as the “tailoring rule,” establishing new greenhouse gas emissions thresholds that determine when sources, including power plants, must obtain air operating permits or New Source Review permits. New Source Review is a pre-construction permitting program under the Clean Air Act that requires analysis of pollution controls prior to building a new stationary source or making major modifications to an existing stationary source. The tailoring rule became effective on August 2, 2010 and it became applicable to power plants on January 2, 2011. Several groups have filed lawsuits challenging the EPA’s endangerment finding and the tailoring rule.
APS does not expect the tailoring rule to have a significant impact on its current operations. The rule will require APS to consider the impact of greenhouse gas emissions as part of its traditional New Source Review analysis for new sources and major modifications to existing plants. At the present time, we cannot predict what other rules or regulations may ultimately result from the EPA’s endangerment finding, whether the parties challenging the endangerment finding or the tailoring rule will be successful, and what impact other potential rules or regulations will have on APS’s operations.
On December 30, 2010, pursuant to its authority under the Clean Air Act, the EPA finalized a greenhouse gas Federal Implementation Plan (“FIP”) for Arizona relating to pre-construction permits for construction of new sources or major modifications of existing sources. As a result of this action, effective January 2, 2011, the EPA assumed responsibility for acting on permit applications for only the greenhouse gas portion of such pre-construction permits. State permitting authorities will continue to retain responsibility for the remaining parts of pre-construction permits that are unrelated to emissions of greenhouse gasses. To the extent Arizona seeks and receives from the EPA a delegation of permitting authority for greenhouse gas emissions, the state will assume responsibility for issuing both the greenhouse gas and non-greenhouse gas portions of pre-construction permits. The greenhouse gas FIP will remain in place until such time as the EPA approves a State Implementation Plan that applies pre-construction permit requirements to greenhouse gas-emitting stationary sources in Arizona. APS does not expect the greenhouse gas FIP to have a significant impact on its current operations.
The EPA also recently announced its intent to promulgate New Source Performance Standards (“NSPS”) for greenhouse gas emissions from certain industrial facilities, under the Clean Air Act. The EPA intends to propose the new standards by July 2011 and to finalize them by May 2012. The EPA has indicated that the rules will apply to coal-fired electric generating units (“EGUs”) and will establish NSPS for new and modified EGUs and emission guidelines for existing EGUs. The rules are expected to apply to the Four Corners, Cholla and the Navajo Plant. We cannot currently predict the impact of these rules on APS’s operations.
If any emission reduction legislation or additional regulations are enacted, we will assess our compliance alternatives, which may include replacement of existing equipment, installation of additional pollution control equipment, purchase of allowances, retirement or suspension of operations at certain coal-fired facilities, or other actions. Although associated capital expenditures or operating costs resulting from greenhouse gas emission regulations or legislation could be material, we believe that we would be able to recover the costs of these environmental compliance initiatives through our rates.

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
Company Response to Climate Change Initiatives. We have undertaken a number of initiatives to address emission concerns, including renewable energy procurement and development, promotion of programs and rates that promote energy conservation, renewable energy use and energy efficiency. (See “Energy Sources and Resource Planning — Current and Future Resources” above for details of these plans and initiatives.) APS currently has a diverse portfolio of renewable resources, including wind, geothermal, solar and biomass and we are focused on increasing the percentage of our energy that is produced by renewable resources.
In January 2008, APS joined the Climate Registry as a Founding Reporter. Founding Reporters are companies that voluntarily joined the non-profit organization before May 2008 to measure and report greenhouse gas emissions in a common, accurate and transparent manner consistent across industry sectors and borders. Beginning in 2010, APS stopped participating in the Climate Registry because APS began reporting substantially the same information under the mandatory greenhouse gas reporting rule issued by the EPA on September 22, 2009. Pinnacle West prepares an annual Corporate Responsibility Report, which is available on our website (www.pinnaclewest.com). The report provides information related to the Company and its approach to sustainability and its workplace and environmental performance. The information on Pinnacle West’s website, including the Corporate Responsibility Report, is not incorporated by reference into this report.
Climate Change Lawsuits. In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a lawsuit in federal court in the Northern District of California against nine oil companies, fourteen power companies (including Pinnacle West), and a coal company, alleging that the defendants’ emissions of carbon dioxide contribute to global warming and constitute a public and private nuisance. The plaintiffs also allege that the effects of global warming will require the relocation of the village and they are seeking an unspecified amount of monetary damages. In June 2008, the defendants filed motions to dismiss the action, which were granted. The plaintiffs filed an appeal with the Ninth Circuit Court of Appeals in November 2009, and Pinnacle West filed its reply on June 30, 2010. The court has not yet scheduled oral arguments on the plaintiffs’ appeal. We believe the action is without merit and intend to continue to defend against the claims.
A similar nuisance lawsuit, American Electric Power Co., Inc. v. Connecticut, is currently pending in the United States Supreme Court. Another such lawsuit was dismissed by the Fifth Circuit on procedural grounds. Both cases, as well as the Kivalina case, raise political and legal considerations, including whether the courts can or should be making climate change policy decisions. The outcome of the American Electric Power case is particularly significant because the issues being considered by the Supreme Court closely overlap with the main issues presented in the Kivalina appeal. We are not a party to either of these two lawsuits, but are monitoring these developments and their potential industry impacts.

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
Cholla. In 2007, ADEQ required APS to perform a BART analysis for Cholla pursuant to the Clean Air Visibility Rule. APS completed the BART analysis for Cholla and submitted its BART recommendations to ADEQ on February 4, 2008. The recommendations include the installation of certain pollution control equipment that APS believes constitutes BART. ADEQ has reviewed APS’s recommendations and is expected to submit to EPA Region 9 its proposed BART State Implementation Plan (“SIP”) for Cholla and other sources within the state in the near future. On January 19, 2011, a group of environmental organizations notified EPA of its intent to sue the agency as a result of EPA’s alleged failure to promulgate a Federal Implementation Plan for states that have not yet submitted all or part of the required BART SIPs, including Arizona.
Once APS receives a final determination as to what constitutes BART for Cholla, we will have five years to complete the installation of the equipment and to achieve the emission limits established by ADEQ. However, in order to coordinate with the plant’s other scheduled activities, APS is currently implementing portions of its recommended plan for Cholla on a voluntary basis. Costs related to the implementation of these portions of our recommended plan are included in our environmental expenditure estimates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Item 7).
Four Corners and the Navajo Plant. EPA Region 9 previously requested that APS, as the operating agent for Four Corners, and SRP, as the operating agent for the Navajo Plant, perform a BART analysis for Four Corners and the Navajo Plant, respectively. APS and SRP each submitted an analysis to the EPA concluding that certain combustion control equipment constitutes BART for these plants. Based on the analyses and comments received through EPA’s rulemaking process, the EPA will determine what it believes constitutes BART for each plant.
On October 6, 2010, the EPA issued its proposed BART determination for Four Corners. The proposed rule would require the installation of post-combustion controls on each of Units 1-5 at Four Corners to reduce nitrogen oxides (NOx) emissions. Current estimates indicate that APS’s total costs for these controls could be up to approximately $400 million for Four Corners. If APS’s purchase of SCE’s interest in Units 4 and 5 is consummated and Units 1-3 are closed, APS’s total costs for these controls would be approximately $300 million. (See “Energy Sources and Resource Planning — Generation Facilities — Coal Fueled Generating Facilities — Four Corners” for details of this proposed transaction.) The EPA also indicated in the proposal that it may require the installation of electrostatic precipitators or baghouses on Units 1, 2 and 3 to reduce particulate matter emissions. APS estimates that its total costs for such particulate removal equipment is approximately $220 million, which may also be required under the anticipated mercury rules. (See “Environmental Matters — Mercury and Other Hazardous Air Pollutants” below for additional information on these anticipated rules.) The EPA proposed a 10% stack opacity limitation for all five units and a 20% opacity limitation on certain fugitive dust emissions, although the proposed fugitive dust provision is unrelated to BART.

On November 24, 2010, APS submitted a letter to the EPA proposing an alternative to the EPA’s October BART proposal. Specifically, APS proposed to close Four Corners Units 1, 2 and 3 by 2014 and to install post-combustion pollution controls for NOx on Units 4 and 5 by the end of 2018, provided that the EPA agrees to a contemporaneous resolution of Four Corners’ obligations or liability, if any, under the regional haze and reasonably attributable visibility impairment programs, the New Source Review program, and NSPS programs of the Clean Air Act.
On February 10, 2011, the EPA signed a Supplemental Notice Requesting Comment, related to the BART rulemaking for Four Corners. In the Supplemental Notice, the EPA proposed to find that a different alternative emission control strategy, based upon APS’s November 2010 proposal, would achieve more progress than the EPA’s October 2010 BART proposal. The Supplemental Notice proposes that Units 1, 2 and 3 would close by 2014, post-combustion pollution controls for NOx would be installed on Units 4 and 5 by July 31, 2018, and the NOx emission limitation for Units 4 and 5 would be 0.098 lbs/MMBtu, rather than the 0.11 lbs/MMBtu proposed by the EPA in October 2010. The EPA extended the comment deadline for both the October 2010 proposal and the Supplemental Notice to May 2, 2011. We are currently evaluating both proposals and will be providing comments to the EPA on both.
The EPA has not yet issued a proposed rule for the Navajo Plant. SRP’s recommended plan for the Navajo Plant includes the installation of combustion control equipment, with an estimated cost to APS of approximately $6 million based on APS’s Navajo Plant ownership interest. If the EPA determines that post-combustion controls are required, APS’s total costs could be up to approximately $93 million for the Navajo Plant. The Four Corners and the Navajo Plant participants will have five years after the EPA issues its final determinations to achieve compliance with their respective BART requirements.
In addition, on February 16, 2010, a group of environmental organizations filed a petition with the Departments of Interior and Agriculture requesting those agencies to certify to the EPA that visibility impairment in sixteen national park and wilderness areas is reasonably attributable to emissions from Four Corners, the Navajo Plant and other non-APS plants. If the agencies certify impairment, the EPA is required to evaluate and, if necessary, determine BART for Four Corners and the Navajo Plant under a different haze program known as “Reasonably Attributable Visibility Impairment.” On January 19, 2011, a similar group of environmental organizations filed a lawsuit against the Departments of Interior and Agriculture, alleging among other things that the agencies failed to act on the February 2010 petition “without unreasonable delay” and requesting the court to order the agencies to act on the petition within 30 days. We are currently evaluating the potential impact of this lawsuit on APS.
The Four Corners and Navajo Plant participants’ obligations to comply with the EPA’s final BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations, the result of the lawsuit mentioned above and other business considerations, could jeopardize the economic viability of these plants or the ability of individual participants to continue their participation in these plants.
In order to coordinate with each plant’s other scheduled activities, the plants are currently implementing portions of their recommended plans described above on a voluntary basis. APS’s share of the costs related to the implementation of these portions of the recommended plans are included in our environmental expenditure estimates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Item 7).

Mercury and other Hazardous Air Pollutants. In early 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the Clean Air Mercury Rule (“CAMR”), which was adopted by the EPA to regulate mercury emissions from coal-fired power plants. As a result, the law in effect prior to the adoption of the CAMR became the applicable law, and the EPA is now required to adopt final maximum achievable control technology emissions (“MACT”) standards. Under a consent decree that was finalized on April 15, 2010, the EPA has agreed to issue final MACT standards for mercury and other hazardous air pollutants by November 2011. Under the terms of the consent decree, APS will have three years after the EPA issues its final rule to achieve compliance, which would likely require APS to install additional pollution control equipment.
APS has installed, and continues to install, certain of the equipment necessary to meet the anticipated standards. APS estimates that the cost for equipment necessary to meet these anticipated standards is approximately $220 million for Four Corners Units 1-3 and $89 million for Cholla Units 1-3. The estimated costs for Four Corners Units 1-3 are not included in our current environmental expenditure estimates since our estimates assume the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shut down of Units 1-3. Cholla’s estimated costs for the next three years are included in our environmental expenditure estimates. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Item 7 for details of our capital expenditure estimates).
Coal Combustion Waste. On June 21, 2010, the EPA released its proposed regulations governing the handling and disposal of coal combustion residuals (“CCRs”), such as fly ash and bottom ash. APS currently disposes of CCRs in ash ponds and dry storage areas at Cholla and Four Corners, and also sells a portion of its fly ash for beneficial reuse as a constituent in concrete production. The EPA proposes regulating CCRs as either non-hazardous waste or hazardous waste and requested comments on three different alternatives. The hazardous waste proposal would phase out the use of ash ponds for disposal of CCRs. The other two proposals regulate CCRs as non-hazardous waste and impose performance standards for ash disposal. One of these proposals would require retrofitting or closure of currently unlined ash ponds, while the other proposal would not require the installation of liners or pond closures. The EPA has not yet indicated a preference for any of the alternatives.
APS filed comments on the proposed rule during the public comment period, which ended on November 19, 2010. We do not know when the EPA will issue a final rule, including required compliance dates. We cannot currently predict the outcome of the EPA’s actions or whether such actions will have a material adverse impact on our financial position, results of operations or cash flows.
Ozone National Ambient Air Quality Standards. In March 2008, the EPA adopted new, more stringent eight-hour ozone standards, known as national ambient air quality standards or NAAQS. In January 2010, the EPA proposed to adopt even more stringent eight-hour ozone NAAQS. As ozone standards become more stringent, our fossil generation units may come under increasing pressure to reduce emissions of nitrogen oxides and volatile organic compounds and/or to generate emission offsets for new projects or facility expansions. At this time, APS is unable to predict what impact the adoption of these standards may have on its operations.

New Source Review. On April 6, 2009, APS received a request from the EPA under Section 114 of the Clean Air Act seeking detailed information regarding projects at and operations of Four Corners. This request is part of an enforcement initiative that the EPA has undertaken under the Clean Air Act. The EPA has taken the position that many utilities have made certain physical or operational changes at their plants that should have triggered additional regulatory requirements under the New Source Review provisions of the Clean Air Act. Other electric utilities have received and responded to similar Section 114 requests, and several of them have been the subject of notices of violation and lawsuits by the EPA. APS responded to the EPA’s request in August 2009 and is currently unable to predict the timing or content of the EPA’s response, if any, or any resulting actions.
On May 7, 2010, APS received a Notice of Intent to Sue from Earthjustice, on behalf of several environmental organizations, related to alleged violations of the Clean Air Act at Four Corners (the “Notice”). The Notice alleges New Source Review-related violations and NSPS violations. Under the Clean Air Act, a citizens group is required to provide 60 days advance notice of its intent to file a lawsuit. Within that 60-day time period, the EPA may step in and file a lawsuit regarding the allegations. If the EPA does so, the citizens group is precluded from filing its own lawsuit, but it may still intervene in the EPA’s lawsuit, if it so desires. The 60-day period lapsed in early July 2010, and the EPA did not take any action. At this time, we cannot predict whether or when Earthjustice might file a lawsuit.
Endangered Species Act. On January 30, 2011, the Center for Biological Diversity, Dine Citizens Against Running Our Environment, and San Juan Citizens Alliance field a lawsuit against the Office of Surface Mining Reclamation and Enforcement (“OSM”) and the Department of the Interior, alleging that OSM failed to engage in mandatory Endangered Species Act (“ESA”) consultation with the Fish and Wildlife Service prior to authorizing the renewal of an operating permit for the mine that serves Four Corners. The lawsuit alleges that activities at the mine, including mining and the disposal of coal combustion residue, will adversely affect several endangered species and their critical habitats. The lawsuit requests the court to vacate and remand the mining permit and enjoin all activities carried out under the permit until OSM has complied with the ESA. Although we are not a party to the lawsuit, we are evaluating the lawsuit to determine its potential impact on plant operations.
Superfund. The Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are PRPs. PRPs may be strictly, and often are jointly and severally, liable for clean-up. On September 3, 2003, the EPA advised APS that the EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona. APS has facilities that are within this Superfund site. APS and Pinnacle West have agreed with the EPA to perform certain investigative activities of the APS facilities within OU3. In addition, on September 23, 2009, APS agreed with the EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan. APS estimates that its costs related to this investigation and study will be approximately $1 million, which is reserved as a liability on its financial statements. We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time we cannot accurately estimate our total expenditures.
By letter dated April 25, 2008, the EPA informed APS that it may be a PRP in the Gila River Indian Reservation Superfund Site in Maricopa County, Arizona. APS, along with three other electric utility companies, owns a parcel of property on which a transmission pole and a portion of a transmission line are located. The property abuts the Gila River Indian Community boundary and, at one time, may have been part of an airfield where crop dusting took place. Currently, the EPA is only seeking payment from APS and four other PRPs for past cleanup-related costs involving contamination from the crop dusting. Based upon the total amount of cleanup costs reported by the EPA in its letter to APS, we do not expect that the resolution of this matter will have a material adverse impact on APS’s financial position, results of operations, or cash flows.
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

Navajo Nation Environmental Issues
Four Corners and the Navajo Plant are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Nation. See “Energy Sources and Resource Planning — Generation Facilities — Coal Fueled Generating Facilities” above for additional information regarding these plants.
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
In April 2000, the Navajo Nation Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. APS believes the Navajo Nation exceeded its authority when it adopted the operating permit regulations. On July 12, 2000, the Four Corners participants and the Navajo Plant participants each filed a petition with the Navajo Supreme Court for review of these regulations. Those proceedings have been stayed, pending the settlement negotiations mentioned above. APS cannot currently predict the outcome of this matter.
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
Water Supply
Assured supplies of water are important for APS’s generating plants. At the present time, APS has adequate water to meet its needs. However, the Four Corners region, in which Four Corners is located, has been experiencing drought conditions that may affect the water supply for the plants if adequate moisture is not received in the watershed that supplies the area. APS is continuing to work with area stakeholders to implement agreements to minimize the effect, if any, on future operations of the plant. The effect of the drought cannot be fully assessed at this time, and APS cannot predict the ultimate outcome, if any, of the drought or whether the drought will adversely affect the amount of power available, or the price thereof, from Four Corners.
Conflicting claims to limited amounts of water in the southwestern United States have resulted in numerous court actions, which, in addition to future supply conditions, have the potential to impact APS operations.

San Juan River Adjudication. Both groundwater and surface water in areas important to APS’s operations have been the subject of inquiries, claims and legal proceedings, which will require a number of years to resolve. APS is one of a number of parties in a proceeding, filed March 13, 1975, before the Eleventh Judicial District Court in New Mexico to adjudicate rights to a stream system from which water for Four Corners is derived. An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for an agreed upon cost, sufficient water from its allocation to offset the loss.
Gila River Adjudication. A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Maricopa County, Arizona, Superior Court. Palo Verde is located within the geographic area subject to the summons. APS’s rights and the rights of the other Palo Verde participants to the use of groundwater and effluent at Palo Verde are potentially at issue in this action. As operating agent of Palo Verde, APS filed claims that dispute the court’s jurisdiction over the Palo Verde participants’ groundwater rights and their contractual rights to effluent relating to Palo Verde. Alternatively, APS seeks confirmation of such rights. Five of APS’s other power plants are also located within the geographic area subject to the summons. APS’s claims dispute the court’s jurisdiction over its groundwater rights with respect to these plants. Alternatively, APS seeks confirmation of such rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. In addition, in September 2000, the Arizona Supreme Court issued a decision affirming the lower court’s criteria for resolving groundwater claims. Litigation on both of these issues has continued in the trial court. In December 2005, APS and other parties filed a petition with the Arizona Supreme Court requesting interlocutory review of a September 2005 trial court order regarding procedures for determining whether groundwater pumping is affecting surface water rights. The Court denied the petition in May 2007, and the trial court is now proceeding with implementation of its 2005 order. No trial date concerning APS’s water rights claims has been set in this matter.
Little Colorado River Adjudication. APS has also filed claims to water in the Little Colorado River Watershed in Arizona in an action pending in the Apache County, Arizona, Superior Court, which was originally filed on September 5, 1985. APS’s groundwater resource utilized at Cholla is within the geographic area subject to the adjudication and, therefore, is potentially at issue in the case. APS’s claims dispute the court’s jurisdiction over its groundwater rights. Alternatively, APS seeks confirmation of such rights. A number of parties are in the process of settlement negotiations with respect to certain claims in this matter. Other claims have been identified as ready for litigation in motions filed with the court. No trial date concerning APS’s water rights claims has been set in this matter.
Although the above matters remain subject to further evaluation, APS does not expect that the described litigation will have a material adverse impact on its financial position, results of operations, cash flows or liquidity.
BUSINESS OF OTHER SUBSIDIARIES
The operations of our other first-tier subsidiaries (described below) are not expected to contribute in any material way to our future financial performance nor will they require any material amounts of capital over the next three years.

APSES
APSES provides energy-related products and services (such as energy master planning, energy use consultation and facility audits, cogeneration analysis and installation, and project management) with a focus on energy efficiency and renewable energy to commercial and industrial retail customers in the western United States. On June 22, 2010, APSES sold its district cooling business consisting of operations in downtown Phoenix, Tucson, and on certain Arizona State University campuses. This sale resulted in an after-tax gain of approximately $25 million.
Financial Summary.

	2010	2009	2008
	(dollars in millions)
Net income (loss)	$30	$(2)	$(1)
Total assets at December 31	$43	$74	$70
SunCor
SunCor was a developer of residential, commercial and industrial real estate projects in Arizona, Idaho, New Mexico and Utah. Due to the continuing distressed conditions in the real estate markets, in 2009 SunCor undertook a program to dispose of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to eliminate its outstanding debt.
Financial Summary.

	2010	2009	2008
	(dollars in millions)
Revenues (a)	$102	$158	$242
Net loss attributable to common shareholders (b)	$(9)	$(279)	$(26)
Total assets at December 31 (c)	$16	$166	$547

(a)	All reported as discontinued operations on Pinnacle West’s Consolidated Statements of Income. (See Note 22).

(b)	These amounts include $266 million (pre-tax) and $53 million (pre-tax) real estate impairment charges for 2009 and 2008, respectively.

(c)	The reduction in assets in 2010 is primarily due to asset sales. The $16 million of assets at December 31, 2010 consists primarily of $8 million of intercompany receivables, $3 million of assets held for sale and $5 million of other assets.
In 2010 and 2009, income tax benefits related to SunCor operations were recorded by Pinnacle West in accordance with an intercompany tax sharing agreement. See “Liquidity and Capital Resources — Other Subsidiaries — SunCor” in Item 7 for a discussion of SunCor’s long-term debt, liquidity and capital requirements, and the SunCor-related risk factor in Item 1A for a discussion of risks facing SunCor.

El Dorado
El Dorado owns minority interests in several energy-related investments and Arizona community-based ventures. El Dorado’s short-term goal is to prudently realize the value of its existing investments. On a long-term basis, Pinnacle West may use El Dorado, when appropriate, for investments that are strategic to the business of generating, distributing and marketing electricity.
Financial Summary.

	2010	2009	2008
	(dollars in millions)
Net income (loss)	$2	$(7)	$(10)
Total assets at December 31	$19	$19	$28
Income taxes related to El Dorado are recorded by Pinnacle West.
OTHER INFORMATION
Pinnacle West, APS and Pinnacle West’s other first-tier subsidiaries are all incorporated in the State of Arizona. Additional information for each of these companies is provided below:

			Approximate
			Number of
	Principal Executive Office	Year of	Employees at
	Address	Incorporation	December 31, 2010
Pinnacle West	400 North Fifth Street Phoenix, AZ 85004	1985	80

APS	400 North Fifth Street P.O. Box 53999 Phoenix, AZ 85072-3999	1920	6,600

APSES	60 E. Rio Salado Parkway Suite 1001 Tempe, AZ 85281	1998	50

SunCor	80 East Rio Salado Parkway Suite 410 Tempe, AZ 85281	1965	10

El Dorado	400 North Fifth Street Phoenix, AZ 85004	1983	—

Total			6,740

The APS number includes employees at jointly-owned generating facilities (approximately 3,100 employees) for which APS serves as the generating facility manager. Approximately 1,940 APS employees are union employees. The collective bargaining agreement with union employees in the fossil generation, energy delivery and customer service business areas expires in April 2011, and the parties began negotiating a successor agreement in February 2011. The agreement with union employees serving as Palo Verde security officers expires in 2013.

WHERE TO FIND MORE INFORMATION
We use our website www.pinnaclewest.com as a channel of distribution for material Company information. The following filings are available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: Annual Reports on Form 10-K, definitive proxy statements for our annual shareholder meetings, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. Our board and committee charters, Code of Ethics for Financial Executives, Ethics Policy and Standards of Business Practices and other corporate governance information is also available on the Pinnacle West website. Pinnacle West will post any amendments to the Code of Ethics for Financial Executives and Ethics Policy and Standards of Business Practices, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on its website. The information on Pinnacle West’s website is not incorporated by reference into this report.
You can request a copy of these documents, excluding exhibits, by contacting Pinnacle West at the following address: Pinnacle West Capital Corporation, Office of the Secretary, Station 9068, P.O. Box 53999, Phoenix, Arizona 85072-3999 (telephone 602-250-3252).

ITEM 1A. RISK FACTORS
In addition to the factors affecting specific business operations identified in the description of these operations contained elsewhere in this report, set forth below are risks and uncertainties that could affect our financial results. Unless otherwise indicated or the context otherwise requires, the following risks and uncertainties apply to Pinnacle West and its subsidiaries, including APS.
REGULATORY RISKS
Our financial condition depends upon APS’s ability to recover costs in a timely manner from customers through regulated rates and otherwise execute its business strategy.
APS is subject to comprehensive regulation by several federal, state and local regulatory agencies that significantly influence its business, liquidity, results of operations and its ability to fully recover costs from utility customers in a timely manner. The ACC regulates APS’s retail electric rates and the FERC regulates rates for wholesale power sales and transmission services. The profitability of APS is affected by the rates it may charge. Consequently, our financial condition and results of operations are dependent upon the satisfactory resolution of any APS retail rate proceedings and ancillary matters which may come before the ACC and the FERC. Arizona, like certain other states, has a statute that allows the ACC to reopen prior decisions and modify final orders under certain circumstances. The ACC must also approve APS’s issuance of securities and any transfer of APS property used to provide retail electric service, and must approve or receive prior notification of certain transactions between us, APS and our respective affiliates. Decisions made by the ACC and the FERC could have a material adverse impact on our financial condition, results of operations or cash flows.
APS’s ability to conduct its business operations and avoid fines and penalties depends upon compliance with federal, state or local statutes and regulations, and obtaining and maintaining certain regulatory permits, approvals and certificates.
APS must comply in good faith with all applicable statutes, regulations, rules, tariffs, and orders of agencies that regulate APS’s business, including the FERC, the NRC, the EPA and state and local governmental agencies. These agencies regulate many aspects of APS’s utility operations, including safety and performance, emissions, siting and construction of facilities, customer service and the rates that APS can charge retail and wholesale customers. Failure to comply can subject APS to, among other things, fines and penalties. For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to one million dollars per day per violation) for failure to comply with mandatory electric reliability standards. In addition, APS is required to have numerous permits, approvals and certificates from these agencies. APS believes the necessary permits, approvals and certificates have been obtained for its existing operations and that APS’s business is conducted in accordance with applicable laws in all material respects. However, changes in regulations or the imposition of new or revised laws or regulations could have an adverse impact on our results of operations. We are also unable to predict the impact on our business and operating results from pending or future regulatory activities of any of these agencies.
The operation of APS’s nuclear power plant exposes it to substantial regulatory oversight and potentially significant liabilities and capital expenditures.
The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of noncompliance, the NRC has the authority to impose monetary civil penalties or a progressively increased inspection regime that could ultimately result in the shut down of a unit, or both, depending upon the NRC’s assessment of the severity of the situation, until compliance is achieved. The increased costs resulting from penalties, a heightened level of scrutiny and implementation of plans to achieve compliance with NRC requirements may adversely affect APS’s financial condition, results of operations and cash flows.
APS is subject to numerous environmental laws and regulations, and changes in, or liabilities under, existing or new laws or regulations may increase APS’s cost of operations or impact its business plans.
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
Regional Haze. APS is currently awaiting a final rulemaking from the EPA that could impose new requirements on Four Corners and the Navajo Plant. APS is also awaiting a final rulemaking from ADEQ that could impose new requirements on Cholla. The EPA and ADEQ will require these plants to install pollution control equipment that constitutes the best available retrofit technology to lessen the impacts of emissions on visibility surrounding the plants. Depending upon the agencies’ final determinations of what constitutes BART for these plants, the financial impact of installing the required pollution control equipment could jeopardize the economic viability of the plants or the ability of individual participants to continue their participation in these plants.
Coal Ash. The EPA released proposed regulations governing the disposal of CCRs, which are generated as a result of burning coal and consist of, among other things, fly ash and bottom ash. The EPA proposed regulating CCRs as either non-hazardous or hazardous waste. APS currently disposes of CCRs in ash ponds and dry storage areas at Four Corners and Cholla, and also sells a portion of its fly ash for beneficial reuse as a constituent in concrete products. If the EPA regulates CCRs as a hazardous solid waste or phases out APS’s ability to dispose of CCRs through the use of ash ponds, APS could incur significant costs for CCR disposal and may be unable to continue its sale of fly ash for beneficial reuse.
New Source Review. The EPA has taken the position that many projects electric utilities have performed are major modifications that trigger New Source Review requirements under the Clean Air Act. The utilities generally have taken the position that these projects are routine maintenance and did not result in emissions increases, and thus are not subject to New Source Review. In 2009, APS received and responded to a request from the EPA regarding projects and operations of Four Corners. A civilian organization notified the Four Corners participants that it intends to file a citizen suit against the participants for alleged violations of New Source Review and the NSPS program of the Clean Air Act. If the EPA seeks to impose New Source Review requirements at Four Corners or any other APS plant, or if the citizen suit is filed and the citizens’ group prevails, significant capital investments could be required to install new pollution control technologies. The EPA could also seek civil penalties.
Mercury and other Hazardous Air Pollutants. The EPA is required to adopt maximum achievable control technology emissions standards for mercury and other hazardous air pollutants by November 2011. Compliance with the new standards will be required three years after the EPA issues its final rule. Depending on the compliance requirements contained in the final rule, APS may need to make significant capital investments to install additional pollution control equipment to meet these new standards.
APS cannot assure that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to it. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs incurred by APS are not fully recoverable from APS’s customers, could have a material adverse effect on its financial condition, results of operations or cash flows.

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
Financial Risks — Potential Legislation and Regulation. In the past several years, the United States Congress has considered bills that would regulate domestic greenhouse gas emissions. It is possible that some form of legislation may occur in the future at the federal level with respect to greenhouse gas emissions.
If the United States Congress, or individual states or groups of states in which APS operates, ultimately pass legislation regulating the emissions of greenhouse gases, any resulting limitations on CO2 and other greenhouse gas emissions could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances or required equipment upgrades and could have a material adverse impact on all fossil fuel fired generation facilities (particularly coal-fired facilities, which constitute approximately 28% of APS’s generation capacity).
At the state level, the California legislature enacted legislation to address greenhouse gas emissions and the California Air Resources Board approved regulations that will establish a cap-and-trade program for greenhouse gas. This legislation, regulation and other state-specific initiatives may affect APS’s business, including sales into the impacted states or the ability of its out-of-state power plant participants to continue their participation in certain coal-fired power plants, including Four Corners following expiration of the current lease term in 2016.
In addition, the EPA has determined that greenhouse gas emissions endanger public health and welfare. This determination was made in response to a 2007 United States Supreme Court ruling that greenhouse gases fit within the Clean Air Act’s broad definition of “air pollutant” and, as a result, the EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act. As a result of the endangerment finding, the EPA determined that the Clean Air Act required new regulatory requirements for new and modified major greenhouse gas emitting sources, including power plants. Several groups have filed lawsuits challenging the EPA’s endangerment finding. APS cannot predict what rules or regulations may ultimately result from the EPA’s endangerment finding, whether the parties challenging the endangerment finding will be successful, or what impact other potential rules or regulations will have on APS’s operations. Excessive costs to comply with future legislation or regulations could force APS and other similarly-situated electric power generators to retire or suspend operations at certain coal-fired facilities.
Physical and Operational Risks. Assuming that the primary physical and operational risks to APS from climate change are increased potential for drought or water shortage, and a mild to moderate increase in ambient temperatures, APS believes it is taking the appropriate steps to respond to these risks. Weather extremes such as drought and high temperature variations are common occurrences in the Southwest’s desert area, and these are risks that APS considers in the normal course of business in the engineering and construction of its electric system. Large increases in ambient temperatures could require evaluation of certain materials used within its system and represent a greater challenge.

If APS cannot meet or maintain the level of renewable energy required under Arizona’s increasing Renewable Energy Standards, APS may be subject to penalties or fines for non-compliance.
The RES requires APS to supply an increasing percentage of renewable energy each year, so that the amount of retail electricity sales from eligible renewable resources is at least 3% of total retail sales by 2011. This amount increases annually to 15% by 2025. In its 2009 retail rate case settlement agreement, APS agreed to exceed these standards and committed to an interim renewable energy target of 1,700 GWh of renewable resources to be in service by year end 2015 in addition to its 2008 renewable resource commitments. Taken together, APS’s commitment is estimated to be 3,400 GWh, or approximately 10% of retail sales, by year end 2015. A portion of this total renewable energy requirement must be met with an increasing percentage of distributed energy resources (generally, small scale renewable technologies located on customers’ properties). The distributed energy requirement is 25% of the overall RES requirement of 3% in 2011 and increases to 30% of the applicable RES requirement in 2012 and subsequent years. If APS fails to implement any of its annual ACC-approved renewable implementation plans, it may be subject to penalties imposed by the ACC, including APS’s inability to recover certain costs. Compliance with the distributed resource requirement is contingent upon customer participation. The development of any renewable generation facilities resulting from the RES is subject to many other risks, including risks relating to financing, permitting, technology, fuel supply, and the construction of sufficient transmission capacity to support these facilities.
Deregulation or restructuring of the electric industry may result in increased competition, which could have a significant adverse impact on APS’s business and its results of operations.
In 1999, the ACC approved rules for the introduction of retail electric competition in Arizona. Retail competition could have a significant adverse financial impact on APS due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. Although some very limited retail competition existed in APS’s service area in 1999 and 2000, there are currently no active retail competitors offering unbundled energy or other utility services to APS’s customers. As a result, APS cannot predict if, when, and the extent to which, additional competitors may re-enter APS’s service territory.
In 2010, the ACC issued a decision holding that solar vendors that install and operate solar facilities for non-profit schools and governments pursuant to a specific type of contract that calculates payments based on the energy produced are not “public service corporations” under the Arizona Constitution, and are therefore not regulated by the ACC. A second matter is pending with the ACC to determine whether that ruling should extend to solar providers who serve a broader customer base under the same business model. The use of such products by customers within our territory would result in some level of competition. APS cannot predict whether the ACC will deem these vendors “public service corporations” subject to ACC regulation and when, and the extent to which, additional service providers will enter APS’s service territory, increasing the level of competition in the market.

OPERATIONAL RISKS
APS’s results of operations can be adversely affected by various factors impacting demand for electricity.
Weather Conditions. Weather conditions directly influence the demand for electricity and affect the price of energy commodities. Electric power demand is generally a seasonal business. In Arizona, demand for power peaks during the hot summer months, with market prices also peaking at that time. As a result, APS’s overall operating results fluctuate substantially on a seasonal basis. In addition, APS has historically sold less power, and consequently earned less income, when weather conditions are milder. As a result, unusually mild weather could diminish APS’s results of operations.
Higher temperatures may decrease the snowpack, which might result in lowered soil moisture and an increased threat of forest fires. Forest fires could threaten APS’s communities and electric transmission lines. Any damage caused as a result of forest fires could negatively impact APS’s results of operations.
Effects of Energy Conservation Measures and Distributed Energy. The ACC has enacted rules regarding energy efficiency that mandate a 22% annual energy savings requirement by 2020. This will likely increase participation by APS customers in energy efficiency and conservation programs and other demand-side management efforts, which in turn will impact the demand for electricity. The rules also include a requirement for the ACC to review and address financial disincentives, recovery of fixed costs and the recovery of net lost income/revenue that would result from lower sales due to increased energy efficiency requirements. To that end, the ACC passed a policy statement on per customer revenue decoupling in December of 2010. The policy statement will have no effect on APS’s rates unless implemented in a rate case. The 2009 retail rate case settlement agreement also establishes energy efficiency goals for APS that begin in 2010 that extend through 2012, subjecting APS to energy efficiency requirements slightly greater for those years than required under the rules described above.
APS must also meet certain distributed energy requirements. A portion of APS’s total renewable energy requirement must be met with an increasing percentage of distributed energy resources (generally, small scale renewable technologies located on customers’ properties). The distributed energy requirement is 25% of the overall RES requirement of 3% in 2011 and increases to 30% of the applicable RES requirement in 2012 and subsequent years. Customer participation in distributed energy programs would result in lower demand, since customers would be meeting some or all of their own energy needs.
Reduced demand due to these energy efficiency and distributed energy requirements, unless offset through ratemaking mechanisms, could have a material adverse impact on APS’s financial condition, results of operations and cash flows.
The operation of power generation facilities involves risks that could result in unscheduled power outages or reduced output, which could materially affect APS’s results of operations.
The operation of power generation facilities involves certain risks, including the risk of breakdown or failure of equipment, fuel interruption, and performance below expected levels of output or efficiency. Unscheduled outages, including extensions of scheduled outages due to mechanical failures or other complications, occur from time to time and are an inherent risk of APS’s business. If APS’s facilities operate below expectations, especially during its peak seasons, it may lose revenue or incur additional expenses, including increased purchased power expenses.

The lack of access to sufficient supplies of water could have a material adverse impact on APS’s business and results of operations.
Assured supplies of water are important for APS’s generating plants. Water in the southwestern United States is limited and various parties have made conflicting claims regarding the right to access and use such limited supply of water. Both groundwater and surface water in areas important to APS’s generating plants have been and are the subject of inquiries, claims and legal proceedings. In addition, the Four Corners region, in which Four Corners is located, has been experiencing drought conditions that may affect the water supply for the plants if adequate moisture is not received in the watershed that supplies the area. APS’s inability to access sufficient supplies of water could have a material adverse impact on our business and results of operations.
The ownership and operation of power generation and transmission facilities on Indian lands could result in uncertainty related to continued leases, easements and rights-of-way, which could have a significant impact on our business.
Certain APS power plants, including Four Corners, and portions of the transmission lines that carry power from these plants are located on Indian lands pursuant to leases, easements or other rights-of-way that are effective for specified periods. APS is currently unable to predict the final outcome of discussions with the appropriate Indian tribes and approval by their respective governing bodies with respect to renewals of these leases, easements and rights-of-way.
There are inherent risks in the ownership and operation of nuclear facilities, such as environmental, health, fuel supply, spent fuel disposal, regulatory and financial risks and the risk of terrorist attack.
APS has an ownership interest in and operates, on behalf of a group of participants, Palo Verde, which is the largest nuclear electric generating facility in the United States. Palo Verde is subject to environmental, health and financial risks such as the ability to obtain adequate supplies of nuclear fuel; the ability to dispose of spent nuclear fuel; the ability to maintain adequate reserves for decommissioning; potential liabilities arising out of the operation of these facilities; the costs of securing the facilities against possible terrorist attacks; and unscheduled outages due to equipment and other problems. APS maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage. In addition, APS may be required under federal law to pay up to $118 million (but not more than $18 million per year) of liabilities arising out of a nuclear incident occurring not only at Palo Verde, but at any other nuclear power plant in the United States. Although we have no reason to anticipate a serious nuclear incident at Palo Verde, if an incident did occur, it could materially and adversely affect our results of operations and financial condition. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.
The operation of Palo Verde requires licenses that need to be periodically renewed and/or extended. In December 2008, APS applied for renewed operating licenses for all three Palo Verde units for 20 years beyond the expirations of the current licenses. APS does not anticipate any problems renewing these licenses. However, as a result of potential terrorist threats and increased public scrutiny of utilities, the licensing process could result in increased licensing or compliance costs that are difficult to predict.

The use of derivative contracts in the normal course of our business could result in financial losses that negatively impact our results of operations.
APS’s operations include managing market risks related to commodity prices. APS is exposed to the impact of market fluctuations in the price and transportation costs of electricity, natural gas and coal to the extent that unhedged positions exist. We have established procedures to manage risks associated with these market fluctuations by utilizing various commodity derivatives, including exchange-traded futures and options and over-the-counter forwards, options, and swaps. As part of our overall risk management program, we enter into derivative transactions to hedge purchases and sales of electricity and fuels. The changes in market value of such contracts have a high correlation to price changes in the hedged commodity. To the extent that commodity markets are illiquid, we may not be able to execute our risk management strategies, which could result in greater unhedged positions than we would prefer at a given time and financial losses that negatively impact our results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which was signed into law in July 2010, contains measures aimed at increasing the transparency and stability of the over-the counter, or OTC, derivative markets and preventing excessive speculation. The Dodd-Frank Act could restrict, among other things, trading positions in the energy futures markets, require different collateral or settlement positions, or increase regulatory reporting over derivative positions. Based on the provisions included in the Dodd-Frank Act and the implementation of regulations yet to be developed, these changes could, among other things, impact our ability to hedge commodity price and interest rate risk or increase the costs associated with our hedging programs.
We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We use a risk management process to assess and monitor the financial exposure of all counterparties. Despite the fact that the majority of APS’s trading counterparties are rated as investment grade by the rating agencies, there is still a possibility that one or more of these companies could default, which could result in a material adverse impact on our earnings for a given period.
Changes in technology could create challenges for APS’s existing business.
Research and development activities are ongoing to assess alternative technologies that produce power or reduce power consumption, including clean coal and coal gasification, renewable technologies including photovoltaic (solar) cells, customer-sited generation (solar) and efficiency technologies, and improvements in traditional technologies and equipment, such as more efficient gas turbines. Advances in these, or other technologies could reduce the cost of power production, making APS’s existing generating facilities less economical. In addition, advances in technology could reduce the demand for power supply, which could adversely affect APS’s business.
APS is pursuing and implementing smart grid technologies, including advanced transmission and distribution system technologies, digital meters enabling two-way communications between the utility and its customers, and electric usage monitoring devices for customers’ homes and businesses. Many of the products and processes resulting from these and other alternative technologies have not yet been widely used or tested, and their use on large-scale systems is not as advanced and established as APS’s existing technologies and equipment. Uncertainties and unknowns related to these and other advancements in technology and equipment could adversely affect APS’s business if national standards develop that do not embrace the current technologies or if the technologies and equipment fail to perform as expected. In addition, widespread installation and acceptance of these devices could enable the entry of new market participants, such as technology companies, into the interface between APS and its customers.

We are subject to employee workforce factors that could adversely affect our business and financial condition.
Like most companies in the electric utility industry, our workforce is aging and a number of our employees will become eligible to retire within the next few years. Although we have undertaken efforts to recruit and train new employees, we may not be successful. We are subject to other employee workforce factors, such as the availability of qualified personnel, the need to negotiate collective bargaining agreements with union employees and potential work stoppages. Exposure to these or other employee workforce factors could negatively impact our business, financial condition or results of operations.
We are subject to information security risks.
In the regular course of our business we handle a range of sensitive security and customer information. We are subject to laws and rules issued by different agencies concerning safeguarding and maintaining the confidentiality of this information. A security breach of our information systems such as theft or the inappropriate release of certain types of information, including confidential customer information or system operating information could have a material adverse impact on our business and financial condition.
FINANCIAL RISKS
Financial market disruptions may increase our financing costs or limit our access to the credit and capital markets, which may adversely affect our liquidity and our ability to implement our financial strategy.
We rely on access to short-term money markets, longer-term capital markets and the bank market as a significant source of liquidity and for capital requirements not satisfied by the cash flow from our operations. We believe that we will maintain sufficient access to these financial markets. However, certain market disruptions may increase our cost of borrowing or adversely affect our ability to access one or more financial markets. Such disruptions could include:
•	continuation of the current economic downturn;
•	terrorist attacks or threatened attacks;
•	mergers among financial institutions and the overall health of the banking industry; or
•	the overall health of the utility industry.
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

Changes in economic conditions could result in higher interest rates, which would increase our interest expense on our debt and reduce funds available to us for our current plans. Additionally, an increase in our leverage could adversely affect us by:
•	reducing our credit ratings;
•	increasing the cost of future debt financing and refinancing;
•	increasing our vulnerability to adverse economic and industry conditions; and
•	requiring us to dedicate an increased portion of our cash flow from operations to payments on our debt, which would reduce funds available to us for operations, future business opportunities or other purposes.
A reduction in our credit ratings could materially and adversely affect our business, financial condition and results of operations.
Our current ratings are set forth in “Liquidity and Capital Resources — Credit Ratings” in Item 7. We cannot be sure that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Any downgrade or withdrawal could adversely affect the market price of Pinnacle West’s and APS’s securities, limit our access to capital and increase our borrowing costs, which would diminish our financial results. We would be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources could decrease. In addition, borrowing costs under certain of our existing credit facilities depend on our credit ratings. A downgrade would also require us to provide substantial additional support in the form of letters of credit or cash or other collateral to various counterparties. If our short-term ratings were to be lowered, it could completely eliminate any possible future access to the commercial paper market. We note that the ratings from rating agencies are not recommendations to buy, sell or hold our securities and that each rating should be evaluated independently of any other rating.
Market performance, changing interest rates and other economic factors could decrease the value of our benefit plan assets and nuclear decommissioning trust funds and increase our related obligations, resulting in significant additional funding that could negatively impact our business.
Disruptions in the capital markets and/or decline in market value may adversely affect the values of fixed income and equity investments held in our employee benefit plan trusts and nuclear decommissioning trusts. We have significant obligations in these areas and hold substantial assets in these trusts. A decline in the market value of the investments in these trusts may increase our funding requirements. Additionally, the pension plan and other postretirement benefit liabilities are impacted by the discount rate, which is the interest rate used to discount future pension and other postretirement benefit obligations. Declining interest rates impact the discount rate, and may result in increases in pension and other postretirement benefit costs, cash contributions, regulatory assets, and charges to other comprehensive income. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans. A significant portion of the pension costs and other postretirement benefit costs and all of the nuclear decommissioning costs are recovered in regulated electricity prices. Our inability to fully recover these costs in a timely manner or any increased funding obligations could negatively impact our financial condition, results of operations or cash flows.

We may be required to adopt IFRS. The ultimate adoption of such standards could negatively impact our business, financial condition or results of operations.
IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”) that is being considered by the SEC to replace accounting principles generally accepted in the United States of America (“GAAP”) for use in preparation of financial statements. If the SEC requires mandatory adoption of IFRS, we may lose our ability to use regulatory accounting treatment, and would follow IFRS rather than GAAP for the preparation of our financial statements beginning in 2014. In the meantime, the FASB and the IASB are working on several accounting standards jointly to converge certain accounting differences before 2014. The implementation and adoption of these new standards and the inability to use regulatory accounting could negatively impact our business, financial condition or results of operations.
Our cash flow largely depends on the performance of APS.
We conduct our operations primarily through our subsidiary, APS. Substantially all of our consolidated assets are held by APS. Accordingly, our cash flow is dependent upon the earnings and cash flows of APS and its distributions to us. APS is a separate and distinct legal entity and has no obligation to make distributions to us.
APS’s debt agreements may restrict its ability to pay dividends, make distributions or otherwise transfer funds to us. In addition, an ACC financing order requires APS to maintain a common equity ratio of at least 40% and does not allow APS to pay common dividends if the payment would reduce its common equity below that threshold. The common equity ratio, as defined in the ACC order, is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.
Pinnacle West’s ability to meet its debt service obligations could be adversely affected because its debt securities are structurally subordinated to the debt securities and other obligations of its subsidiaries.
Because Pinnacle West is structured as a holding company, all existing and future debt and other liabilities of our subsidiaries will be effectively senior in right of payment to our debt securities. The assets and cash flows of our subsidiaries will be available, in the first instance, to service their own debt and other obligations. Our ability to have the benefit of their assets and cash flows, particularly in the case of any insolvency or financial distress affecting our subsidiaries, would arise only through our equity ownership interests in our subsidiaries and only after their creditors have been satisfied.
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
SunCor’s continuing wind-down of its real estate business may give rise to various claims.
Since 2009, SunCor has been engaged in a program to dispose of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce its outstanding debt. As of December 31, 2010, SunCor had no existing bank debt and had total assets remaining on its books of $16 million, consisting of $8 million of intercompany receivables, $3 million of assets held for sale and $5 million of other assets. SunCor is focusing on concluding an orderly wind-down of its business. This effort includes addressing contingent liabilities, such as warranty and construction claims that may be brought by property owners and potential funding obligations to local taxing districts that financed infrastructure at certain of its real estate developments.
Pinnacle West has not guaranteed any of SunCor’s obligations. SunCor’s remaining business operations, and its ability to generate cash from operations, are minimal. As a result, SunCor may seek judicial protection to effectuate a resolution of any claims that cannot be successfully addressed by other means. In such event, Pinnacle West could be exposed to the uncertainties and complexities inherent for parent companies in such proceedings.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Neither Pinnacle West nor APS has received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2010 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES
Generation Facilities
APS’s portfolio of owned and leased generating facilities is provided in the table below:

			Principal	Primary	Owned
	No. of	%	Fuels	Dispatch	Capacity
Name	Units	Owned (a)	Used	Type	(MW)
Nuclear:
Palo Verde (b)	3	29.1%	Uranium	Base Load	1,146

Total Nuclear					1,146

Steam:
Four Corners 1, 2, 3	3		Coal	Base Load	560
Four Corners 4, 5 (c)	2	15%	Coal	Base Load	231
Cholla	3		Coal	Base Load	647
Navajo (d)	3	14%	Coal	Base Load	315
Ocotillo	2		Gas	Peaking	220
Saguaro	2		Gas/Oil	Peaking	210

Total Steam					2,183

Combined Cycle:
Redhawk	2		Gas	Load Following	984
West Phoenix	5		Gas	Load Following	887

Total Combined Cycle					1,871

Combustion Turbine:
Ocotillo	2		Gas	Peaking	110
Saguaro 1, 2	2		Gas/Oil	Peaking	110
Saguaro 3	1		Gas	Peaking	79
Douglas	1		Oil	Peaking	16
Sundance	10		Gas	Peaking	420
West Phoenix	2		Gas	Peaking	110
Yucca 1, 2, 3	3		Gas/Oil	Peaking	93
Yucca 4	1		Oil	Peaking	54
Yucca 5, 6	2		Gas	Peaking	96

Total Combustion Turbine					1,088

Solar:
Multiple facilities			Solar	As Available	5

Total Solar					5

Total Capacity					6,293

(a)	100% unless otherwise noted.

(b)	See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Generation Facilities — Nuclear” in Item 1 for details regarding leased interests in Palo Verde. The other participants are Salt River Project (17.49%), SCE (15.8%), El Paso Electric Company (15.8%), Public Service Company of New Mexico (10.2%), Southern California Public Power Authority (5.91%), and Los Angeles Department of Water & Power (5.7%). The plant is operated by APS.

(c)	The other participants are Salt River Project (10%), Public Service Company of New Mexico (13%), SCE (48%), Tucson Electric Power Company (7%) and El Paso Electric Company (7%). The plant is operated by APS. As discussed under “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Generation Facilities — Coal Fueled Generating Facilities — Four Corners” in Item 1, APS and SCE have entered into an agreement by which APS would acquire SCE’s interest in Units 4 and 5, after which APS would close Units 1, 2 and 3.

(d)	The other participants are Salt River Project (21.7%), Nevada Power Company (11.3%), the United States Government (24.3%), Tucson Electric Power Company (7.5%) and Los Angeles Department of Water & Power (21.2%). The plant is operated by Salt River Project.
See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 with respect to matters having a possible impact on the operation of certain of APS’s generating facilities.
See “Business of Arizona Public Service Company” in Item 1 for a map detailing the location of APS’s major power plants and principal transmission lines.
Transmission and Distribution Facilities
Current Facilities. APS’s transmission facilities consist of approximately 5,992 pole miles of overhead lines and approximately 49 miles of underground lines, 5,769 miles of which are located in Arizona. APS’s distribution facilities consist of approximately 11,098 miles of overhead lines and approximately 17,417 miles of underground primary cable, all of which are located in Arizona. APS shares ownership of some of its transmission facilities with other companies. The following table shows APS’s jointly-owned interests in those transmission facilities recorded on the Consolidated Balance Sheets at December 31, 2010:

Percent Owned
(Weighted Average)
North Valley System	71.2%
Palo Verde — Estrella 500KV System	50.0%
Round Valley System	50.0%
ANPP 500KV System	34.0%
Navajo Southern System	26.1%
Four Corners Switchyards	47.5%
Palo Verde — Yuma 500KV System	43.5%
Phoenix — Mead System	17.5%
Expansion. Each year APS prepares and files with the ACC a ten-year transmission plan. In APS’s 2011 plan, APS projects it will invest approximately $450 million in new transmission over the next ten years, which includes 258 miles of new lines. This investment will increase the import capability into metropolitan Phoenix by approximately 6% and will increase the import capability into the Yuma area by approximately 39%. One significant project presently nearing completion is the Morgan — Pinnacle Peak project, which consists of 26 miles of 500kV and 230kV lines.
APS continues to work with regulators to identify transmission projects necessary to support renewable energy facilities. Two such projects, which are included in APS’s 2011 transmission plan, are the Delany to Palo Verde line and the North Gila to Palo Verde line, both of which are intended to support the transmission of renewable energy to Phoenix and California.

Plant and Transmission Line Leases and Easements on Indian Lands
The Navajo Plant and Four Corners are located on land held under leases from the Navajo Nation and also under easements from the federal government. The easement and lease for the Navajo Plant expire in 2019 and the easement and lease for Four Corners expire in 2016. Each of the leases contains an option to extend for an additional 25-year period from the end of the existing lease term, for a rental amount tied to the original rent payment adjusted based on an index. The easements do not contain an express renewal option and it is unclear what conditions to renewal or extension of the easements may be imposed. APS is currently working with the Navajo Nation to extend the Four Corners leases and the transmission rights-of-way discussed below for an additional twenty-five years. (See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Generation Facilities — Coal Fueled Generating Facilities” in Item 1 for details of this extension and the related required approvals.) The ultimate cost of renewal of the Navajo Plant and Four Corners leases and easements is uncertain. The coal contracted for use in these plants is also located on Indian reservations.
Certain portions of the transmission lines that carry power from several of our power plants are located on Indian lands pursuant to easements or other rights-of-way that are effective for specified periods. Some of these rights-of-way have expired and our renewal applications have not yet been acted upon by the appropriate Indian tribes. Other rights expire at various times in the future and renewal action by the applicable tribe will be required at that time. The majority of our transmission lines residing on Indian lands are on the Navajo Nation. The Four Corners and Navajo Plant leases provide Navajo Nation consent to certain of the rights-of-way for transmission lines related to those plants at a specified rental rate for the original term of the rights-of-way and for a like payment in any renewal period. In addition, a 1985 amendment to the leases provides a formula for calculating payments for certain new and renewal rights-of-way. However, some of our rights-of-way are not covered by the leases, or are granted by other Indian tribes. In recent negotiations with other utilities or companies for renewal of similar rights-of-way, certain of the affected Indian tribes have required payments substantially in excess of amounts that we have paid in the past for such rights-of-way or that are typical for similar permits across non-Indian lands; however, we are unaware of the underlying agreements and/or specific circumstances surrounding these renewals. The ultimate cost of renewal of the rights-of-way for our transmission lines is uncertain. We are monitoring these rights-of-way and easement issues and have had extensive discussions with the Navajo Nation regarding them. We are currently unable to predict the outcome of this matter.
ITEM 3. LEGAL PROCEEDINGS
See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 with regard to pending or threatened litigation and other disputes.
See Note 3 for ACC and FERC-related matters.
See Note 11 for information relating to the FERC proceedings on Pacific Northwest energy market issues, liability associated with the Motorola 52nd Street Superfund Site and for information regarding the bankruptcy proceeding involving the landlord for our corporate headquarters building.

EXECUTIVE OFFICERS OF PINNACLE WEST
Pinnacle West’s executive officers are elected no less often than annually and may be removed by the Board of Directors at any time. The executive officers, their ages at February 18, 2011, current positions and principal occupations for the past five years are as follows:

Name	Age	Position	Period

Donald E. Brandt	56	Chairman of the Board and Chief Executive Officer of Pinnacle West; Chairman of the Board of APS	2009-Present
		President of Pinnacle West	2008-Present
		Chief Executive Officer of APS	2008-Present
		Chief Operating Officer of Pinnacle West	2008-2009
		President of APS	2006-2009
		Executive Vice President of Pinnacle West; Chief Financial Officer of APS	2003-2008
		Chief Financial Officer of Pinnacle West	2002-2008
		Executive Vice President of APS	2003-2006

Donald G. Robinson	57	President and Chief Operating Officer of APS	2009-Present
		Senior Vice President, Planning and Administration of APS	2007-2009
		Vice President, Planning of APS	2003-2007

Denise R. Danner	55	Vice President, Controller and Chief Accounting Officer of Pinnacle West; Chief Accounting Officer of APS	2010-Present
		Vice President and Controller of APS	2009-Present
		Senior Vice President, Controller and Chief Accounting Officer of Allied Waste Industries, Inc.	2007-2008
		Vice President, Controller and Chief Accounting Officer of Phelps Dodge Corporation	2004-2007

Randall K. Edington	57	Executive Vice President and Chief Nuclear Officer of APS	2007-Present
		Senior Vice President and Chief Nuclear Officer of APS	2007
		Site Vice President and Chief Nuclear Officer of Cooper Generating Station with Entergy Corporation	2003-2007

David P. Falck	57	Executive Vice President, General Counsel and Secretary of Pinnacle West and APS	2009-Present
		Senior Vice President — Law of Public Service Enterprise Group Inc.	2007-2009
		Partner — Pillsbury Winthrop Shaw Pittman LLP	1987-2007

Name	Age	Position	Period

James R. Hatfield	53	Senior Vice President and Chief Financial Officer of Pinnacle West and APS	2008-Present
		Treasurer of Pinnacle West and APS	2009-2010
		Senior Vice President and Chief Financial Officer of OGE Energy Corp.	1999-2008

John Hatfield	45	Vice President, Communications of APS	2010-Present
		Director, Corporate Communications of Southern California Edison	2004-2010

Lee R. Nickloy	44	Vice President and Treasurer of Pinnacle West and APS	2010-Present
		Assistant Treasurer and Director Corporate Finance of Ameren Corporation	2000-2010

Mark A. Schiavoni	55	Senior Vice President, Fossil Operations of APS	2009-Present
		Senior Vice President of Exelon Generation and President of Exelon Power	2004-2009

Lori S. Sundberg	47	Senior Vice President, Human Resources and Ethics of APS	2011-Present
		Vice President, Human Resources and Ethics of APS	2010-2011
		Vice President, Human Resources of APS	2007-2010
		Vice President, Employee Relations, Safety, Compliance & Embrace of American Express Company	2007
		Vice President, HR Relationship Leader, Global Corporate Travel Division of American Express Company	2003-2007

PART II
ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Pinnacle West’s common stock is publicly held and is traded on the New York Stock Exchange. At the close of business on February 15, 2011, Pinnacle West’s common stock was held of record by approximately 26,953 shareholders.
QUARTERLY STOCK PRICES AND DIVIDENDS PAID PER SHARE STOCK SYMBOL: PNW

				Dividends
2010	High	Low	Close	Per Share

1st Quarter	$38.37	$34.62	$37.73	$0.525
2nd Quarter	39.10	32.31	36.36	0.525
3rd Quarter	41.75	35.71	41.27	0.525
4th Quarter	42.68	39.97	41.45	0.525

				Dividends
2009	High	Low	Close	Per Share

1st Quarter	$35.13	$22.32	$26.56	$0.525
2nd Quarter	30.30	25.28	30.15	0.525
3rd Quarter	33.71	28.87	32.82	0.525
4th Quarter	37.96	31.08	36.58	0.525
APS’s common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange. As a result, there is no established public trading market for APS’s common stock.
The chart below sets forth the dividends paid on APS’s common stock for each of the four quarters for 2010 and 2009.
Common Stock Dividends
(Dollars in Thousands)

Quarter	2010	2009
1st Quarter	$42,500	$42,500
2nd Quarter	56,900	42,500
3rd Quarter	56,900	42,500
4th Quarter	26,100	42,500
The sole holder of APS’s common stock, Pinnacle West, is entitled to dividends when and as declared out of legally available funds. As of December 31, 2010, APS did not have any outstanding preferred stock.

Issuer Purchases of Equity Securities
The following table contains information about our purchases of our common stock during the fourth quarter of 2010.

Total Number of
	Total		Shares Purchased	Maximum Number of
	Number of	Average	as Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	or Programs	Plans or Programs
October 1 – October 31, 2010	—	—	—	—
November 1 – November 30, 2010	—	—	—	—
December 1 – December 31, 2010	1,994	$41.39	—	—

Total	1,994	$41.39	—	—

(1)	Represents shares of common stock repurchased for rescission of director stock grant.

ITEM 6. SELECTED FINANCIAL DATA
PINNACLE WEST CAPITAL CORPORATION — CONSOLIDATED

	2010	2009	2008	2007	2006
	(dollars in thousands, except per share amounts)
OPERATING RESULTS
Operating revenues:
Regulated electricity segment	$3,180,678	$3,149,187	$3,127,383	$2,918,163	$2,635,036
Marketing and trading	—	—	66,897	138,247	136,748
Other revenues	82,967	26,723	25,407	34,375	24,282

Total operating revenues	$3,263,645	$3,175,910	$3,219,687	$3,090,785	$2,796,066

Income from continuing operations	$350,598	$252,558	$278,335	$299,218	$279,586
Discontinued operations — net of income taxes (a)	19,611	(179,794)	(18,715)	23,773	61,935

Net income	370,209	72,764	259,620	322,991	341,521
Less: Net income attributable to noncontrolling interests	20,156	4,434	17,495	15,848	14,266

Net income attributable to common shareholders	$350,053	$68,330	$242,125	$307,143	$327,255

COMMON STOCK DATA
Book value per share — year-end	$33.93	$32.69	$34.16	$35.15	$34.48
Earnings per weighted-average common share outstanding:
Continuing operations attributable to common shareholders — basic	$3.10	$2.31	$2.59	$2.83	$2.67
Net income attributable to common shareholders — basic	$3.28	$0.68	$2.40	$3.06	$3.29
Continuing operations attributable to common shareholders — diluted	$3.08	$2.30	$2.58	$2.81	$2.65
Net income attributable to common shareholders — diluted	$3.27	$0.67	$2.40	$3.05	$3.27
Dividends declared per share	$2.10	$2.10	$2.10	$2.10	$2.025
Weighted-average common shares outstanding — basic	106,573,348	101,160,659	100,690,838	100,255,807	99,417,008
Weighted-average common shares outstanding — diluted	107,137,785	101,263,795	100,964,920	100,834,871	100,010,108

BALANCE SHEET DATA
Total assets	$12,362,703	$11,986,324	$11,805,967	$11,355,788	$11,019,185

Liabilities and equity:
Current liabilities	$1,310,736	$1,108,943	$1,527,683	$1,365,192	$943,497
Long-term debt less current maturities	3,045,794	3,496,524	3,183,386	3,300,663	3,426,914
Deferred credits and other	4,230,947	3,952,853	3,523,929	3,029,866	3,131,901

Total liabilities	8,587,477	8,558,320	8,234,998	7,695,721	7,502,312
Total equity	3,775,226	3,428,004	3,570,969	3,660,067	3,516,873

Total liabilities and equity	$12,362,703	$11,986,324	$11,805,967	$11,355,788	$11,019,185

(a)	Amounts primarily related to SunCor’s real estate impairment charges (see Note 23) and APSES discontinued operations (see Note 22).

SELECTED FINANCIAL DATA
ARIZONA PUBLIC SERVICE COMPANY — CONSOLIDATED

	2010	2009	2008	2007	2006
	(dollars in thousands)
OPERATING RESULTS
Electric operating revenues	$3,180,807	$3,149,500	$3,133,496	$2,936,277	$2,658,513
Fuel and purchased power costs	1,046,815	1,178,620	1,289,883	1,151,392	969,767
Other operating expenses	1,584,955	1,501,081	1,376,257	1,326,934	1,258,848

Operating income	549,037	469,799	467,356	457,951	429,898
Other income (deductions)	20,138	13,893	836	20,870	27,584
Interest deductions — net of AFUDC	213,349	213,258	188,353	179,033	173,486

Net income	355,826	270,434	279,839	299,788	283,996
Less: Net income attributable to noncontrolling interests	20,163	19,209	17,495	15,848	14,266

Net income attributable to common shareholder	$335,663	$251,225	$262,344	$283,940	$269,730

BALANCE SHEET DATA
Total assets	$12,241,582	$11,681,571	$11,149,451	$10,514,981	$10,150,051

Liabilities and equity:
Total equity	$3,916,037	$3,527,679	$3,416,751	$3,425,328	$3,278,230
Long-term debt less current maturities	2,948,991	3,180,406	2,850,242	2,876,881	2,877,502
Palo Verde sale leaseback lessor notes less current maturities	96,803	126,000	151,783	173,538	194,281

Total capitalization	6,961,831	6,834,085	6,418,776	6,475,747	6,350,013
Current liabilities	1,095,897	900,625	1,289,523	1,076,449	826,715
Deferred credits and other	4,183,854	3,946,861	3,441,152	2,962,785	2,973,323

Total liabilities and equity	$12,241,582	$11,681,571	$11,149,451	$10,514,981	$10,150,051

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The following discussion should be read in conjunction with Pinnacle West’s Consolidated Financial Statements and APS’s Consolidated Financial Statements and the related Notes that appear in Item 8 of this report. For information on the broad factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Item 1A.
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
Areas of Business Focus
Operational Performance, Reliability and Recent Developments.
Nuclear. In 2010, Palo Verde achieved its best generation year ever, producing over 31 million megawatt-hours, with an overall station capacity factor of 90.5%. The generation from each Palo Verde operating unit directly reflects the station’s currently effective 18-month refueling cycle. In 2010, Palo Verde successfully refueled both Unit 1 and Unit 3. As part of the 2010 refueling outages, Palo Verde installed new reactor vessel closure heads and simplified head assembly modifications. These projects are designed to provide safety benefits, eliminate costly inspections and reduce the duration of future outages.
Coal and Related Environmental Matters. APS-operated coal plants, Four Corners and Cholla, achieved net capacity factors of 82% and 79%, respectively, in 2010. APS is focused on the impacts on its coal fleet that may result from potential legislation and increased regulation concerning greenhouse gas emissions. Recent concern over climate change and other emission-related issues could have a significant impact on our capital expenditures and operating costs in the form of taxes, emissions allowances or required equipment upgrades for these plants. APS is closely monitoring its long range capital management plans, understanding that any resulting legislation and regulation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to fund any such equipment upgrades. In particular, on October 6, 2010, the EPA issued its proposed determination for “Best Available Retrofit Technology” (BART) requirements for Four Corners that, as proposed, would require installation of additional pollution control equipment on all five of the plant’s units. Based on APS’s current ownership share of Four Corners, APS currently estimates that its total costs for the proposed controls could be up to approximately $400 million for nitrogen oxide controls and about $220 million for particulate removal equipment. It is currently evaluating the impacts of the proposed determination and intends to submit comments during the EPA’s comment period. See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 and environmental and climate change-related risks described in Item 1A for additional environmental and climate change developments and risks facing APS.

In addition, SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the plant. On November 8, 2010, APS and SCE entered into an asset purchase agreement, providing for the purchase by APS of SCE’s 48% interest in each of Units 4 and 5 of Four Corners. The purchase price is $294 million, subject to certain adjustments. Completion of the purchase by APS, which is expected to occur in the second half of 2012, is subject to the receipt of approvals by the ACC, the California Public Utilities Commission and the FERC. APS and SCE filed applications with their respective commissions seeking requisite authority or approvals to complete the transaction. Closing is also conditioned on the execution of a new coal supply contract for the lease renewal period described below, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other typical closing conditions.
APS, on behalf of the Four Corners participants, has negotiated amendments to an existing facility lease with the Navajo Nation which would extend the Four Corners leasehold interest to 2041. Execution by the Navajo Nation of the lease amendments is a condition to closing of the purchase by APS of SCE’s interests in Four Corners. The execution of these amendments by the Navajo Nation requires the approval of the Navajo Nation Council, which occurred on February 15, 2011 and is awaiting final signature by the Nation’s President. The effectiveness of the amendments also requires the approval of the DOI, as does a related Federal rights-of-way grant which the Four Corners participants will pursue. A Federal environmental review will be conducted as part of the DOI review process.
Pursuant to a Co-Tenancy Agreement among the Four Corners participants, the other participants have a right of first refusal to purchase shares of SCE’s interests proportional to their current ownership percentages. The exercise of this purchase right by any of the other participants must be exercised by March 8, 2011. If any of the purchase rights are exercised, the amount available for purchase by APS would be reduced. At this time APS does not know whether any of the other participants will exercise the right of first refusal.
APS has announced that, if APS’s purchase of SCE’s interests in Units 4 and 5 at Four Corners is consummated, it will close Units 1, 2 and 3 at the plant. These events will change the plant’s overall generating capacity from 2,100 MW to 1,540 MW and APS’s entitlement from the plant from 791 MW to 970 MW. When applying for approval to purchase Units 4 and 5, APS also requested from the ACC recovery of any unrecovered costs associated with the closure of Units 1, 2 and 3.
Transmission and Delivery. In the area of transmission and delivery to its customers, APS ranked favorably during 2010, with top quartile performance for average customer outage time and its best reliability year to date. During 2010, APS undertook several significant transmission projects, including the Morgan to Pinnacle Peak transmission line scheduled for completion in 2011. APS’s 2011 transmission plan projects that it will invest approximately $450 million in new transmission over the next ten years, which includes 258 miles of new lines. The first three years of these additions are included in the capital expenditures table presented in the “Liquidity” section below along with other transmission costs for upgrades and replacements. APS is working closely with regulators to identify and plan for transmission needs resulting from the current focus on renewable energy. APS is also working to establish and expand smart grid technology throughout its service territory designed to provide long-term benefits both to APS and its customers. APS is piloting and deploying a variety of technologies that are intended to allow customers to better monitor their energy use and needs, minimize system outage durations and the number of customers that experience outages, and facilitate cost savings to APS through improved reliability and the automation of certain distribution functions, including remote meter reading and remote connects and disconnects.

Renewable Energy. The ACC approved the RES in 2006, recognizing the importance of renewable energy to our state. The renewable energy requirement is 3% of retail electric sales in 2011 and increases annually until it reaches 15% in 2025. In the 2009 retail rate case settlement agreement, APS agreed to exceed the RES standards, committing to 1,700 GWh of new renewable resources to be in service by year-end 2015 in addition to its 2008 renewable resource commitments. Taken together, APS’s commitment is estimated to be 3,400 GWh or approximately 10% of APS’s retail energy sales by year-end 2015, which is double the existing RES target of 5% for that year. See Note 3. A component of the RES is focused on stimulating development of distributed energy systems (generally speaking, small-scale renewable technologies that are located on customers’ properties).
APS has a diverse portfolio of existing and planned renewable resources totaling 875 MW, including solar, wind, geothermal, biomass and biogas. Of this portfolio, 288 MW are currently in operation and 587 MW are under contract for development or are under construction. Renewable resources in operation include 5 MW of utility-scale facilities owned by APS, 223 MW of long-term purchased power agreements, and an estimated 60 MW of customer-sited, third-party owned distributed energy resources.
To achieve our RES requirements, as mentioned above, to date APS has entered into contracts for 587 MW of renewable resources that are planned, in development or under construction. APS’s strategy to procure these resources includes new facilities to be owned by APS, purchased power contracts for new facilities and ongoing development of distributed energy resources. Through the AZ Sun Program, approved by the ACC on March 3, 2010, APS plans to own 100 MW of solar photovoltaic power plants across Arizona by investing up to $500 million through 2014. Under this program, APS has executed contracts for the development of 83 MW of new solar generation, representing an investment commitment of approximately $377 million. See Note 3 for additional details of the AZ Sun Program, including the related cost recovery. APS has also entered into long-term purchased power agreements for 382 MW from solar, wind and biogas facilities currently planned, in development or under construction, and 122 MW from distributed energy resources. Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the project to the electric grid.
APS continues to actively consider opportunities to enhance its renewable energy portfolio, both to ensure its compliance with the Renewable Energy Standard and to meet the needs of its customer base.
Demand Side Management. Arizona regulators are placing an increased focus on energy efficiency and other demand side management programs to encourage customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy. In December 2009, the ACC initiated Energy Efficiency rulemaking, with a proposed Energy Efficiency Standard of 22% cumulative annual energy savings by 2020. The 22% figure represents the cumulative reduction in future energy usage through 2020 attributable to energy efficiency initiatives. On July 27, 2010, the proposed Energy Efficiency Standard was adopted by the ACC, approved by the Arizona Attorney General and became effective on January 1, 2011. This ambitious standard will likely impact Arizona’s future energy resource needs.

Rate Matters. APS needs timely recovery through rates of its capital and operating expenditures to maintain adequate financial health. APS’s retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC. At the end of 2009, the ACC approved a settlement agreement entered into by APS and twenty-one of the twenty-three other parties to APS’s general retail rate case, with modifications that did not materially affect the overall economic terms of the agreement. The rate case settlement authorizes and requires equity infusions into APS of at least $700 million prior to the end of 2014. The settlement demonstrated cooperation among APS, the ACC staff, the Residential Utility Consumer Office (RUCO) and other intervenors to the rate case, and establishes a future rate case filing plan that allows APS the opportunity to help shape Arizona’s energy future outside of continual rate cases. See Note 3 for a detailed discussion of the settlement agreement terms and information on APS’s FERC rates.
APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand-side management and renewable energy efforts and customer programs. These mechanisms are described more fully in Note 3.
On October 18, 2010, the Chairman of the ACC issued a draft decoupling policy statement for consideration by the commission. On December 15, 2010 the ACC unanimously approved a slightly modified decoupling policy statement supportive of using a revenue-per-customer methodology, which is the mechanism APS and a number of other parties support. Decoupling refers to a ratemaking design which reduces or removes the linkage between sales and utility revenues and/or profits, reducing utility disincentives to the adoption of programs that benefit customers by saving energy. Mechanically, decoupling compares actual versus authorized revenues or revenue per customer over a period and either credits or collects any differences from customers in a subsequent period. The policy permits regulated utilities to file a decoupling proposal in their next general rate case. APS intends to include a decoupling model consistent with the policy statement for consideration in its upcoming general rate case, currently expected to be filed in June 2011.
Financial Strength and Flexibility. Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities and have been able to access these facilities, ensuring adequate liquidity for each company. In early February 2010, APS entered into a $500 million revolving credit facility, replacing its $377 million revolving credit facility that would have otherwise terminated in December 2010. At that same time, Pinnacle West entered into a $200 million revolving credit facility that replaced its $283 million facility that also would have otherwise terminated in December 2010. Since March 2010, Pinnacle West and APS have accessed the commercial paper market, which neither company had utilized since the third quarter of 2008 due to negative market conditions.
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
In early February 2011, APS entered into a $500 million revolving credit facility, replacing its $489 million revolving credit facility that would have otherwise terminated in September 2011.
SunCor Real Estate Operations. As a result of the continuing distressed conditions in the real estate markets, during 2009 SunCor undertook a program to dispose of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce its outstanding debt. At December 31, 2010, SunCor had total remaining assets of about $16 million, which includes approximately $3 million of assets held for sale. See “Liquidity and Capital Resources — Other Subsidiaries — SunCor” below for information regarding 2010 asset sales and liquidity matters.

District Cooling Business Sale. On June 22, 2010, APSES sold its district cooling business consisting of operations in downtown Phoenix, Tucson, and on certain Arizona State University campuses. The sale resulted in an after-tax gain of approximately $25 million. APSES is now focused on its core business of energy conservation and renewable energy contracting services.
Subsidiaries. The operations of APSES and our other first tier subsidiary, El Dorado, are not expected to have any material impact on our financial results, or to require any material amounts of capital, over the next three years.
Key Financial Drivers
In addition to the continuing impact of the matters described above, many factors influence our financial results and our future financial outlook, including those listed below. We closely monitor these factors to plan for the Company’s current needs, and to adjust our expectations, financial budgets and forecasts appropriately.
Electric Operating Revenues. For the years 2008 through 2010, retail electric revenues comprised approximately 93% of our total electric operating revenues. Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms. Off-system sales of excess generation output, purchased power and natural gas are included in regulated electricity segment revenues and related fuel and purchased power because they are credited to APS’s retail customers through the PSA. These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand and prices.
Customer and Sales Growth. Customer growth in APS’s service territory for the year ended December 31, 2010 was 0.6% compared with the prior year. For the three years 2008 through 2010, APS’s customer growth averaged 0.9% per year. We currently expect customer growth to average about 1.7% per year for 2011 through 2013 due to anticipated improving economic conditions both nationally and in Arizona. Retail sales in kilowatt-hours, adjusted to exclude the effects of weather variations, for 2010 declined 1.0% compared to the prior year, reflecting the poor economic conditions in 2010 and the effects of our energy efficiency programs. For the three years 2008 through 2010, APS’s actual retail electricity sales in kilowatt-hours, adjusted to exclude the effects of weather variations, declined at an average annual rate of 0.9%. We currently estimate that total retail electricity sales in kilowatt-hours will remain flat on average per year during 2011 through 2013, including the effects of APS’s energy efficiency programs, but excluding the effects of weather variations. A continuation of the economic downturn, or the failure of the Arizona economy to rebound in the near future, could further impact these estimates. The customer and sales growth referred to in this paragraph apply to Native Load customers.
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
Operations and Maintenance Expenses. Operations and maintenance expenses are impacted by growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, outages, higher-trending pension and other postretirement benefit costs, renewable energy and demand side management related expenses (which are offset by the same amount of regulated electricity segment operating revenues) and other factors. In its 2009 retail rate case settlement, APS committed to operational expense reductions from 2010 through 2014 and received approval to defer certain pension and other postretirement benefit cost increases to be incurred in 2011 and 2012.
Depreciation and Amortization Expenses. Depreciation and amortization expenses are impacted by net additions to utility plant and other property (such as new generation, transmission, and distribution facilities), and changes in depreciation and amortization rates. See “Capital Expenditures” below for information regarding the planned additions to our facilities. We have also applied to the NRC for renewed operating licenses for each of the Palo Verde units. If the NRC grants the extension, we estimate that our annual pretax depreciation expense will decrease by approximately $34 million at the later of the license extension date or January 1, 2012.
Property Taxes. Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates. The average property tax rate for APS, which currently owns the majority of our property, was 8.0% of the assessed value in 2010, 7.5% of the assessed value in 2009 and 7.8% of the assessed value in 2008. We expect property taxes to increase as we add new utility plants (including new generation, transmission and distribution facilities described below under “Capital Additions”) and as we improve our existing facilities.
Income Taxes. Income taxes are affected by the amount of pre-tax book income, income tax rates, and certain non-taxable items, such as the AFUDC. In addition, income taxes may also be affected by the settlement of issues with taxing authorities.
Interest Expense. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt (see Note 6.) The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, equity issuances and internally generated cash flow. An allowance for borrowed funds offsets a portion of interest expense while capital projects are under construction. We stop accruing AFUDC on a project when it is placed in commercial operation.

RESULTS OF OPERATIONS
Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission and distribution.
Our reportable business segments reflect a change from previously reported information. As of December 31, 2010, our real estate activities are no longer considered a segment requiring separate reporting or disclosure. In 2009 our real estate subsidiary, SunCor, began disposing of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce its outstanding debt (see Note 23). At December 31, 2010, SunCor had total remaining assets of about $16 million, which includes approximately $3 million of assets held for sale. Additionally, all of SunCor’s operations are reflected in discontinued operations.
Operating Results — 2010 compared with 2009
Our consolidated net income attributable to common shareholders for 2010 was $350 million, compared with $68 million for the comparable prior-year period. The improved results were primarily due to lower real estate impairment charges recorded in 2010 compared with the prior-year period by SunCor.

In addition, regulated electricity segment net income increased approximately $82 million from the prior-year period due to increased revenues related to APS’s retail rate increases and other factors. Our consolidated results for 2010 also include a gain of $25 million after income taxes related to the sale of APSES’ district cooling business. The following table presents net income (loss) attributable to common shareholders by business segment compared with the prior-year period:

	Year Ended
	December 31,
	2010	2009	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$2,134	$1,970	$164
Operations and maintenance	(870)	(822)	(48)
Depreciation and amortization	(415)	(407)	(8)
Taxes other than income taxes	(135)	(123)	(12)
Other income (expenses), net	(4)	(2)	(2)
Interest charges, net of allowance for funds used during construction	(204)	(212)	8
Income taxes	(161)	(142)	(19)
Noncontrolling interests (Note 20)	(20)	(19)	(1)

Regulated electricity segment net income	325	243	82

All other (a)	5	(10)	15

Income from Continuing Operations Attributable to Common Shareholders	330	233	97

Discontinued real estate activities, primarily impairment charges at SunCor (Note 23)	(6)	(167)	161
All other discontinued operations (b)	26	2	24

Income (Loss) from Discontinued Operations Attributable to Common Shareholders	20	(165)	185

Net Income Attributable to Common Shareholders	$350	$68	$282

(a)	Includes activities related to APSES and El Dorado. None of the activities of either of these companies constitutes a reportable segment.

(b)	Income from discontinued operations for 2010 includes a gain of $25 million after income taxes related to the sale of APSES’ district cooling business.

Regulated electricity segment
This section includes a discussion of major variances in income and expense amounts for the regulated electricity segment.
Operating revenues less fuel and purchased power expenses Regulated electricity segment operating revenues less fuel and purchased power expenses were $164 million higher for the year ended 2010 compared with the prior year. The following table describes the major components of this change:

	Increase (Decrease)
		Fuel and
		purchased
	Operating	power
	revenues	expenses	Net change
	(dollars in millions)

Retail regulatory settlement effective January 1, 2010:
Retail base rate increases, net of deferrals	$269	$128	$141
Line extension revenues (Note 3)	19		19
Transmission rate increases	6		6
Higher demand-side management and renewable energy surcharges (substantially offset in operations and maintenance expense)	33	2	31
Higher fuel and purchased power costs offset by the effects of higher off-system sales, net of related PSA deferrals	28	26	2
Lower retail revenues related to recovery of PSA deferrals, substantially offset by lower amortization of fuel and purchased power expense	(270)	(276)	6
Lower retail sales primarily due to lower usage per customer, including the effects of the Company’s energy efficiency programs, but excluding the effects of weather	(28)	(9)	(19)
Effects of weather on retail sales, primarily due to milder weather in the second quarter 2010	(20)	(6)	(14)
Miscellaneous items, net	(5)	3	(8)

Total	$32	$(132)	$164

Operations and maintenance Operations and maintenance expenses increased $48 million for the year ended 2010 compared with the prior year primarily because of:
•	An increase of $25 million related to demand-side management and renewable energy programs, which are primarily offset in operating revenues;
•	An increase of $18 million related to employee benefits costs; and
•	An increase of $5 million related to other miscellaneous factors.

Depreciation and Amortization Depreciation and amortization expenses were $8 million higher for the year ended 2010 compared with the prior year primarily because of increased plant in service partially offset by lower depreciation rates.
Taxes other than income taxes Taxes other than income taxes increased $12 million for the year ended 2010 compared with the prior year primarily because of higher property tax rates in the current year.
Interest charges, net of allowance for funds used during construction Interest charges, net of allowance for funds used during construction, decreased $8 million for the year ended 2010 compared with the prior year primarily because of higher rates in the current year for the allowance for equity and borrowed funds used during construction, partially offset by higher interest charges due to higher debt balances. Interest charges, net of allowance for funds used during construction are comprised of the regulated electricity segment portions of the line items interest expense and allowance for equity and borrowed funds used during construction from the Consolidated Statements of Income.
Income taxes Income taxes were $19 million higher for the year ended 2010 compared with the prior year primarily because of higher pretax income in the current-year period, partially offset by $17 million of income tax benefits related to prior years that were resolved in the current year. See Note 4.
All other
All other revenues increased $56 million partially offset by increased other expenses of $41 million resulting primarily from improved margins from APSES’ products and services business. In addition, other income was higher due to investment losses at El Dorado in 2009.
Discontinued Operations
Real estate activities During the first quarter of 2009, SunCor’s Board of Directors authorized a series of strategic transactions to dispose of SunCor’s assets. This decision resulted in impairment charges of approximately $161 million after income taxes in 2009. As of December 31, 2010, all of SunCor’s operations have been reclassified to discontinued operations (see Note 22). The after-tax impacts of the $6 million loss from real estate activities for the year ended 2010 includes real estate impairment charges of approximately $10 million (see Note 23) and other costs of $6 million, partially offset by a gain from debt restructuring of approximately $10 million (see Note 6).
All other All other earnings from discontinued operations were $24 million higher for the year ended 2010 compared to the prior-year period primarily because of a gain of $25 million after income taxes related to the sale of APSES’ district cooling business in 2010.
Operating Results — 2009 Compared with 2008
Our consolidated net income attributable to common shareholders for 2009 was $68 million, compared with $242 million for the prior year period. The decrease in net income was primarily due to 2009 real estate impairment charges recorded by SunCor, the Company’s real estate subsidiary.

In addition, regulated electricity segment net income decreased approximately $13 million from the prior year primarily due to lower retail sales resulting from lower usage per customer; higher interest charges, net of capitalized financing costs; higher depreciation and amortization expenses; and the absence of income tax benefits related to prior years recorded in 2008. These negative factors were partially offset by increased revenues due to an interim rate increase effective January 1, 2009 and transmission rate increases.
The following table presents net income attributable to common shareholders by business segment compared with the prior year:

	Year Ended
	December 31,
	2009	2008	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$1,970	$1,843	$127
Operations and maintenance	(822)	(756)	(66)
Depreciation and amortization	(407)	(391)	(16)
Taxes other than income taxes	(123)	(125)	2
Other income (expenses), net	(2)	(21)	19
Interest charges, net of allowance for funds used during construction	(212)	(185)	(27)
Income taxes	(142)	(92)	(50)
Noncontrolling interests (Note 20)	(19)	(17)	(2)

Regulated electricity segment net income	243	256	(13)

All other (a)	(10)	5	(15)

Income from Continuing Operations Attributable to Common Shareholders	233	261	(28)

Discontinued real estate activities, primarily impairment charges at SunCor (Note 23)	(167)	(26)	(141)
All other discontinued operations (a)	2	7	(5)

Loss from Discontinued Operations Attributable to Common Shareholders	(165)	(19)	(146)

Net Income Attributable to Common Shareholders	$68	$242	$(174)

(a)	Includes activities related to marketing and trading, APSES and El Dorado. Income for 2008 includes income from discontinued operations of $8 million related to the resolution of certain tax issues associated with the sale of Silverhawk Power Station (“Silverhawk”) in 2005. None of these segments is a reportable segment.
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

Depreciation and amortization Depreciation and amortization expenses increased $16 million for the year ended 2009 compared with the prior year primarily because of increases in utility plant in service. The increases in utility plant in service are the result of various improvements to APS’s existing fossil and nuclear generating plants and distribution and transmission infrastructure additions and upgrades.
Interest charges, net of allowance for funds used during construction Interest charges, net of allowance for funds used during construction increased $27 million for the year ended 2009 compared with the prior year primarily because of higher debt balances, partially offset by the effects of lower interest rates (see discussion related to APS’s debt issuances in “Pinnacle West Consolidated — Liquidity and Capital Resources” below). Interest charges, net of allowance for funds used during construction are comprised of the regulated electricity segment portions of the line items interest expense and allowance for equity and borrowed funds used during construction from the Consolidated Statements of Income.
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
All other
All other earnings from continuing operations were $15 million lower for the year ended 2009 compared with the prior year primarily because of planned reductions of marketing and trading activities.
Discontinued operations
Real estate activities During the first quarter of 2009, we decided to sell substantially all of SunCor’s assets to reduce its outstanding debt. The loss from real estate activities attributable to common shareholders was $141 million higher for the year ended 2009 compared with the prior year primarily because of an increase in real estate impairment charges of $213 million before income taxes (see Note 23 for details of the impairment charges).
All other All other earnings from discontinued operations were $5 million lower for the year ended 2009 compared with the prior year primarily because of the absence of the 2008 resolution of certain tax issues associated with the sale of Silverhawk in 2005.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows — Pinnacle West Consolidated
The following table presents net cash provided by (used for) operating, investing and financing activities for the years ended December 31, 2010, 2009 and 2008 (dollars in millions):

	2010	2009	2008
Net cash flow provided by operating activities	$750	$1,067	$848
Net cash flow used for investing activities	(576)	(705)	(815)
Net cash flow provided by (used for) financing activities	(209)	(322)	16

Net increase (decrease) in cash and cash equivalents	$(35)	$40	$49

2010 Compared with 2009
The decrease of approximately $317 million in net cash provided by operating activities is primarily due to voluntary pension contributions in 2010 of approximately $200 million, changes in collateral and margin cash provided as a result of changes in commodity prices and other changes in working capital.
The decrease of approximately $129 million in net cash used for investing activities is primarily due to approximately $100 million of proceeds from the sale of the district cooling business in June 2010 and the increase in proceeds from the sale of commercial real estate investments of approximately $29 million.
The decrease of approximately $113 million in net cash used for financing activities is primarily due to lower repayments of short-term borrowings in 2010 due to lower short-term debt balances partially offset by lower net sources of equity and long-term debt financing, including the proceeds of approximately $253 million from the issuance of equity in April 2010 and APS’s issuance of $500 million of unsecured senior notes in 2009.
2009 Compared with 2008
The increase of approximately $219 million in net cash provided by operating activities is primarily due to a reduction of collateral and margin cash required as a result of changes in commodity prices and a 2009 income tax refund (see Note 4).
The decrease of approximately $110 million in net cash used for investing activities is primarily due to lower levels of capital expenditures net of contributions (see table and discussion below), partially offset by lower real estate sales primarily due to a commercial property sale in 2008.
The increase of approximately $338 million in net cash used for financing activities is primarily due to repayments of short-term borrowings, partially offset by APS’s issuance of $500 million of unsecured senior notes.

Cash Flows — Arizona Public Service Company
The following table presents APS’s net cash provided by (used for) operating, investing and financing activities for the years ended December 31, 2010, 2009 and 2008 (dollars in millions):

	2010	2009	2008
Net cash flow provided by operating activities	$695	$995	$820
Net cash flow used for investing activities	(747)	(738)	(879)
Net cash flow provided by (used for) financing activities	31	(208)	79

Net increase (decrease) in cash and cash equivalents	$(21)	$49	$20

2010 Compared with 2009
The decrease of approximately $300 million in net cash provided by operating activities is primarily due to voluntary pension contributions in 2010 of approximately $200 million, increased collateral and margin cash provided as a result of changes in commodity prices, and the payment of income taxes in 2010. These were partially offset by other changes in working capital.
The increase of approximately $9 million in net cash used for investing activities is primarily due to lower contributions in aid of construction and other cash flows.
The decrease of approximately $239 million in net cash used for financing activities is primarily due to the repayment of short-term borrowings in 2009, partially offset by lower net sources of equity and long-term debt financing including the proceeds of approximately $253 million from the infusion of equity from Pinnacle West in 2010 and by APS’s issuance of $500 million of unsecured senior notes in 2009.
2009 Compared with 2008
The increase of approximately $175 million in net cash provided by operating activities is primarily due to a reduction of collateral and margin cash required as a result of changes in commodity prices.
The decrease of approximately $141 million in net cash used for investing activities is primarily due to lower levels of capital expenditures net of contributions.
The increase of approximately $287 million in net cash used for financing activities is primarily due to repayments of short-term borrowings, partially offset by APS’s issuance of $500 million of unsecured senior notes (see Note 6).

Liquidity
Capital Expenditure Requirements
The following table summarizes the actual capital expenditures for 2008, 2009 and 2010 and estimated capital expenditures for the next three years:
CAPITAL EXPENDITURES
(dollars in millions)

	Actual			Estimated
	2008	2009	2010	2011	2012	2013
APS
Generation:
Nuclear Fuel	$47	$64	$63	$65	$68	$69
Renewables	—	—	6	236	179	90
Environmental	96	33	11	11	22	122
Four Corners Units 4 and 5	—	—	—	—	294	—
Other Generation	167	144	172	144	152	107
Distribution	340	246	232	284	350	285
Transmission	163	193	120	143	220	248
Other (a)	43	52	62	78	49	41

Total APS	856	732	666	961	1,334	962
Other	48	13	4	—	—	—

Total	$904	$745	$670	$961	$1,334	$962

(a)	Primarily information systems and facilities projects.
Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment. Included under Renewables is the AZ Sun Program, which is a significant component of the increase in capital expenditures from 2010 to 2011. For purposes of this table, we have assumed the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shut down of Units 1-3, as discussed in the “Overview” section above. As a result, we included the $294 million purchase price under Generation and have not included environmental expenditures for Units 1-3. We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require modification to our environmental expenditures. (See “Business of Arizona Public Service Company — Environmental Matters — EPA Environmental Regulation — Regional Haze Rules, Mercury and Other Hazardous Air Pollutants and Coal Combustion Waste” in Item 1.)
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
On January 19, 2011, the Pinnacle West Board of Directors declared a quarterly dividend of $0.525 per share of common stock, payable on March 1, 2011, to shareholders of record on February 1, 2011.
Our primary sources of cash are dividends from APS, external debt and equity financings. For the years 2008 through 2010, total distributions from APS were $522 million and there were no distributions from SunCor. For 2010, cash distributions from APS were $182 million.
An existing ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt. At December 31, 2010, APS’s common equity ratio, as defined, was 53%. Its total shareholder equity was approximately $3.8 billion, and total capitalization was approximately $7.2 billion. APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $2.9 billion, assuming APS’s total capitalization remains the same. Based on the discussion above, this restriction does not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.
Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for the commercial paper programs. During the first quarter of 2010, Pinnacle West and APS refinanced existing credit facilities that would have otherwise matured in December 2010.
On February 12, 2010, Pinnacle West refinanced its $283 million revolving credit facility that would have matured in December 2010, and decreased the size of the facility to $200 million. The new facility matures in February 2013. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Pinnacle West will use the facility for general corporate purposes, commercial paper program support and for the issuance of letters of credit. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings. As a result of the downsized credit facility, the Company also reduced the size of its commercial paper program to $200 million from $250 million.
At December 31, 2010, the $200 million credit facility was available to support the issuance of up to $183 million in commercial paper or for bank borrowings, including issuances of letters of credit up to $183 million. At December 31, 2010, Pinnacle West had no outstanding borrowings under this credit facility, $17 million of commercial paper borrowings and no outstanding letters of credit.

In April 2010, Pinnacle West issued 6,900,000 shares of common stock at an offering price of $38.00 per share, resulting in net proceeds of approximately $253 million. Pinnacle West contributed all of the net proceeds from this offering into APS in the form of equity infusions. APS has used these contributions to repay short-term indebtedness, to finance capital expenditures and for other general corporate purposes. Pinnacle West intends to issue equity to provide most of the funds for the equity infusions into APS required by the retail rate case settlement. Such equity issuances may occur at any time in the period through 2014, at Pinnacle West’s discretion. See Note 3.
In June 2010, Pinnacle West received approximately $100 million related to the sale of APSES’ district cooling business. The net proceeds were used to repay short-term indebtedness.
Pinnacle West expects to receive approximately $132 million of cash tax benefits related to SunCor’s strategic asset sales (see Note 23), a majority of which have been realized as of December 31, 2010. Approximately $7 million of these benefits were recorded in 2010 as reductions to income tax expense related to the current impairment charges. The additional $125 million of tax benefits were recorded as reductions to income tax expense related to SunCor impairment charges recorded on or before December 31, 2009.
The $68 million income tax receivables on the Consolidated Balance Sheets represent the anticipated refunds related to an APS tax accounting method change approved by the IRS in the third quarter of 2009 and the current year tax benefits related to the SunCor strategic asset sales that closed in 2010.
The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 includes provisions making qualified property placed into service after September 8, 2010 and before January 1, 2012 eligible for 100% bonus depreciation for federal income tax purposes. In addition, qualified property placed into service in 2012 is eligible for 50% bonus depreciation for federal income tax purposes. These provisions of the recent tax legislation are expected to generate approximately $450-500 million of cash tax benefits for APS through accelerated depreciation. It is anticipated that these cash benefits will be fully realized by APS by the end of 2013, with a majority of the benefit realized in 2012 and 2013. The cash generated is an acceleration of tax benefits that APS would have otherwise received over 20 years.
Pinnacle West sponsors a qualified defined benefit and account balance pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. IRS regulations require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of plan assets and our pension obligation. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions. During 2010, we made voluntary contributions of $200 million to our pension plan. The required minimum contribution to our pension plan is zero in 2011 and approximately $85 million in 2012. The contribution to our other postretirement benefit plans in 2010 was approximately $17 million. The contributions to our other postretirement benefit plans for 2011 and 2012 are expected to be approximately $20 million each year. APS and other subsidiaries fund their share of the contributions. APS’s share is approximately 98% of both plans.

APS
APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt. APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West. See “Pinnacle West (Parent Company)” above for a discussion of the common equity ratio that APS must maintain in order to pay dividends to Pinnacle West.
On February 12, 2010, APS refinanced its $377 million credit facility that would have matured in December 2010, and increased the size of the facility to $500 million. The new credit facility terminates in February 2013. APS may increase the amount of the facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders. APS will use the facility for general corporate purposes, commercial paper program support and for the issuance of letters of credit. Interest rates are based on APS’s senior unsecured debt credit ratings.
On February 14, 2011, APS refinanced its $489 million credit facility that would have matured in September 2011, and increased the size of the facility to $500 million. The new credit facility terminates in February 2015. APS may increase the amount of the facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders. APS will use the facility for general corporate purposes, commercial paper program support and for the issuance of letters of credit. Interest rates are based on APS’s senior unsecured debt credit ratings.
At December 31, 2010, APS had two credit facilities totaling $989 million, consisting of the $500 million and $489 million credit facilities described above. These facilities were available either to support the issuance of up to $250 million in commercial paper, or for bank borrowings, including issuances of letters of credit up to $989 million. At December 31, 2010, APS had no borrowings outstanding under any of its credit facilities and no outstanding commercial paper. A $20 million letter of credit was issued under APS’s $489 million credit facility in the second quarter of 2010.
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
On August 10, 2010, APS changed the letter of credit supporting the approximately $17 million of Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Bonds (Arizona Public Service Company Project) Series 1998, due 2033. The bonds were in a daily rate mode supported by a prior letter of credit and remain in a daily rate mode, supported by a new three-year letter of credit expiring in August 2013.

On October 12, 2010, APS changed the interest rate mode for the approximately $147 million of City of Farmington, New Mexico Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Four Corners Project) 1994 Series A and 1994 Series B, due 2024 and City of Farmington, New Mexico Pollution Control Revenue Bonds (Arizona Public Service Company Four Corners Project) 1994 Series C, due 2024. The rate period for the 1994 Series A bonds and the 1994 Series B bonds changed from a daily rate mode, supported by letters of credit, to a term rate mode to maturity, subject to optional redemption after year ten, that will bear interest at a rate of 4.70% per annum until maturity in 2024 unless the optional redemption is exercised by APS. The rate period for the 1994 Series C bonds changed from a daily rate mode, supported by a letter of credit, to a three-year term rate mode that will bear interest at a rate of 2.875% per annum until October 2013. The letters of credit supporting each of these three series of bonds were terminated in connection with these changes, and there is no bank or other third-party credit support for any of these bonds.
On January 1, 2010, due to the adoption of amended accounting guidance relating to VIEs, APS began consolidating the Palo Verde Lessor Trusts (see Note 20) and, as a result of consolidation of these VIEs, APS has reported the Lessor Trusts’ long-term debt on its Consolidated Balance Sheets. Interest rates on these debt instruments are 8% and are fixed for the remaining life of the debt. As of December 31, 2010 approximately $29 million was classified as current maturities of long-term debt and $97 million was classified as long-term debt relating to these VIEs. These debt instruments mature on December 30, 2015 and have sinking fund features that are serviced by the lease payments. See Note 20 for additional discussion of the VIEs.
Other Financing Matters — See Note 3 for information regarding the PSA approved by the ACC. Although APS defers actual retail fuel and purchased power costs on a current basis, APS’s recovery of the deferrals from its ratepayers is subject to annual and, if necessary, periodic PSA adjustments.
See Note 3 for information regarding the retail rate case settlement, which includes ACC authorization and requirements of equity infusions into APS of at least $700 million by December 31, 2014.
See Note 18 for information related to the change in our margin accounts.
Other Subsidiaries
SunCor —In 2010, SunCor sold land parcels, commercial assets and master planned home-building communities for approximately $72 million, which approximated the carrying value of these assets, resulting in a net gain of zero. In connection with these sales, SunCor negotiated a restructuring of certain of its credit facilities. The debt restructuring resulted in an after-tax gain of approximately $10 million. At December 31, 2010, SunCor had total remaining assets of about $16 million, which includes approximately $3 million of assets held for sale. At December 31, 2010, SunCor had no debt outstanding.
El Dorado — El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments.
APSES —APSES expects minimal capital expenditures over the next three years.
Debt Provisions
Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with this covenant and each anticipates it will continue to meet this and other significant covenant requirements. For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%. At December 31, 2010, the ratio was approximately 49% for Pinnacle West and 46% for APS. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.

Neither Pinnacle West’s nor APS’s financing agreements contain “rating triggers” that would result in an acceleration of the required interest and principal payments in the event of a rating downgrade. However, our bank credit agreements contain a pricing grid in which the interest rates we pay for borrowings thereunder are determined by our current credit ratings.
All of Pinnacle West’s loan agreements contain “cross-default” provisions that would result in defaults and the potential acceleration of payment under these loan agreements if Pinnacle West or APS were to default under certain other material agreements. All of APS’s bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under certain other material agreements. Pinnacle West and APS do not have a material adverse change restriction for credit facilities borrowings.
See Notes 5 and 6 for further discussions of liquidity matters.
Credit Ratings
The ratings of securities of Pinnacle West and APS as of February 17, 2011 are shown below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient liquidity to cover a downward revision to our credit ratings.

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

Off-Balance Sheet Arrangements
On January 1, 2010 we adopted amended accounting guidance relating to VIEs and, as a result, we have consolidated certain entities which were previously not consolidated. The consolidation of these entities has impacted our consolidated financial statements. See Notes 1, 2 and 20 for a discussion of these impacts.
Guarantees and Surety Bonds
We have issued parental guarantees and obtained surety bonds on behalf of our subsidiaries including credit support instruments enabling APSES to offer energy-related products and surety bonds at APS, principally related to self-insured workers’ compensation. Non-performance or non-payment under the underlying contract by our subsidiaries would result in a payment liability on our part under the guarantee or surety bond. No liability is currently recorded on the Consolidated Balance Sheets related to such instruments. At December 31, 2010, we had no outstanding claims for payment under any of these instruments. Our guarantees and surety bonds have no recourse or collateral provisions to allow us to recover amounts paid under these instruments or surety bonds from our subsidiaries. We generally agree to indemnification provisions related to liabilities arising from or related to certain of our agreements, with limited exceptions depending on the particular agreement. See Note 21 for additional information regarding guarantees and letters of credit.

Contractual Obligations
The following table summarizes Pinnacle West’s consolidated contractual requirements as of December 31, 2010 (dollars in millions):

		2012-	2014-
	2011	2013	2015	Thereafter	Total
Long-term debt payments, including interest: (a)
APS	$673	$949	$1,071	$2,587	$5,280
Pinnacle West	177	—	—	—	177

Total long-term debt payments, including interest and capital lease obligations	850	949	1,071	2,587	5,457

Short-term debt payments, including interest (b)	17	—	—	—	17
Fuel and purchased power commitments (c)	381	824	1,070	7,084	9,359
Operating lease payments	24	38	27	9	98
Nuclear decommissioning funding requirements	24	49	49	137	259
Renewable energy credits (d)	57	40	40	196	333
Purchase obligations (e)	214	125	—	117	456
Noncontrolling interests	10	28	55	—	93

Total contractual commitments	$1,577	$2,053	$2,312	$10,130	$16,072

(a)	The long-term debt matures at various dates through 2038 and bears interest principally at fixed rates. Interest on variable-rate long-term debt is determined by using average rates at December 31, 2010 (see Note 6).

(b)	The short-term debt represents commercial paper borrowings at Pinnacle West (see Note 5).

(c)	Our fuel and purchased power commitments include purchases of coal, electricity, natural gas, renewable energy and nuclear fuel (see Notes 3 and 11).

(d)	Contracts to purchase renewable energy credits in compliance with the Renewable Energy Standard.

(e)	These contractual obligations include commitments for capital expenditures and other obligations. These amounts do not include the purchase of SCE’s interest in Four Corners Units 4 and 5 due to additional approvals required. See discussion in “Overview.”
This table excludes $133 million in unrecognized tax benefits because the timing of the future cash outflows is uncertain. This table also excludes $85 million in estimated minimum pension contributions in 2012 (see Note 8).
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

Regulatory Accounting
Regulatory accounting allows for the actions of regulators, such as the ACC and the FERC, to be reflected in our financial statements. Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent expected future costs that have already been collected from customers. Management continually assesses whether our regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction. This determination reflects the current political and regulatory climate in the state and is subject to change in the future. If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings. We had $1.0 billion of regulatory assets and $753 million of regulatory liabilities on the Consolidated Balance Sheets at December 31, 2010.
Included in the balance of regulatory assets at December 31, 2010 is a regulatory asset of $669 million for pension and other postretirement benefits. This regulatory asset represents the future recovery of these costs through retail rates as these amounts are charged to earnings. If these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future earnings.
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

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2010 reported pension liability on the Consolidated Balance Sheets and our 2010 reported pension expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
	Impact on	Impact on
	Pension	Pension
Actuarial Assumption (a)	Liability	Expense
Discount rate:
Increase 1%	$(261)	$(8)
Decrease 1%	294	10
Expected long-term rate of return on plan assets:
Increase 1%	—	(7)
Decrease 1%	—	7

(a)	Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.
The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2010 reported other postretirement benefit obligation on the Consolidated Balance Sheets and our 2010 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
	Impact on Other	Impact on Other
	Postretirement Benefit	Postretirement
Actuarial Assumption (a)	Obligation	Benefit Expense
Discount rate:
Increase 1%	$(118)	$(5)
Decrease 1%	138	6
Health care cost trend rate (b):
Increase 1%	134	9
Decrease 1%	(107)	(7)
Expected long-term rate of return on plan assets — pretax:
Increase 1%	—	(2)
Decrease 1%	—	2

(a)	Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.

(b)	This assumes a 1% change in the initial and ultimate health care cost trend rate.
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
Fair Value Measurements
We apply recurring fair value measurements to derivative instruments, nuclear decommissioning trusts, certain cash equivalents and plan assets held in our retirement and other benefit plans. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use inputs, or assumptions that market participants would use, to determine fair market value. The significance of a particular input determines how the instrument is classified in the fair value hierarchy. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of fair value sometimes requires subjective and complex judgment. Our assessment of the inputs and the significance of a particular input to fair value measurement may affect the valuation of the instruments and their placement within the fair value hierarchy. Actual results could differ from our estimates of fair value. See Note 14 for further fair value measurement discussion, Note 1 for discussion on accounting policies and Note 18 for a further discussion on derivative accounting.
Our nuclear decommissioning trusts invest in fixed income securities and equity securities. The fair values of these securities are based on observable inputs for identical or similar assets. See Note 14 for further discussion of our nuclear decommissioning trusts.
Real Estate Investment Impairments
While we do not have any real estate investments or home inventory at December 31, 2010, we did have real estate investments of $120 million and $3 million of home inventory on our Consolidated Balance Sheets at December 31, 2009. For purposes of evaluating impairment, in accordance with guidance on the impairment and disposal of long-lived assets, we classified our real estate assets, such as land under development, land held for future development, and commercial property, as “held and used.” When events or changes in circumstances indicated that the carrying value of real estate assets considered held and used were not recoverable, we compared the undiscounted cash flows that we estimated would be generated by each asset to its carrying amount. If the carrying amount exceeded the undiscounted cash flows, we adjusted the asset to fair value and recognized an impairment charge. The adjusted value became the new book value (carrying amount) for held and used assets. We may have had real estate assets classified as held and used with fair values that were lower than their carrying amounts, but were not deemed to be impaired because the undiscounted cash flows exceeded the carrying amounts.

Real estate home inventory was considered to be held for sale for the purposes of evaluating impairment. Home inventories were reported at the lower of carrying amount or fair value less cost to sell. Fair value less cost to sell was evaluated each period to determine if it had changed. Losses (and gains not to exceed any cumulative loss previously recognized) were reported as adjustments to the carrying amount.
We determined fair value for our real estate assets primarily based on the future cash flows that we estimated would be generated by each asset discounted for market risk. Our impairment assessments and fair value determinations required significant judgment regarding key assumptions such as future sales prices, future construction and land development costs, future sales timing, and discount rates. The assumptions were specific to each project and may have varied among projects. The discount rates we used to determine fair values at December 31, 2009 ranged from 11% to 29%. Due to the judgment and assumptions applied in the estimation process, with regard to impairments, it is possible that actual results could have differed from those estimates.
OTHER ACCOUNTING MATTERS
On January 1, 2010 we adopted amended accounting guidance relating to VIEs and, as a result, we have consolidated certain entities which were previously not consolidated. The consolidation of these entities has impacted our consolidated financial statements. See Notes 1, 2 and 20 for a discussion of these impacts.
The FASB is currently working on several significant projects with the desire to converge GAAP with IFRS. These projects include accounting for leases, revenue recognition, and financial instruments, among other items. Concurrently, the SEC is considering mandating IFRS for U.S. companies. See Note 2 for a discussion of these potential changes.
MARKET AND CREDIT RISKS
Market Risks
Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by our nuclear decommissioning trust fund.
Interest Rate and Equity Risk
We have exposure to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust fund (see Note 14). The nuclear decommissioning trust fund also has risks associated with the changing market value of its investments. Nuclear decommissioning costs are recovered in regulated electricity prices.

The tables below present contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 2010 and 2009. The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2010 and 2009 (dollars in thousands):
Pinnacle West — Consolidated

			Variable-Rate		Fixed-Rate
	Short-Term Debt		Long-Term Debt		Long-Term Debt
	Interest		Interest		Interest
2010	Rates	Amount	Rates	Amount	Rates	Amount

2011	0.84%	$16,600	0.32%	$26,710	6.32%	$605,169
2012	—	—	—	—	6.41%	477,435
2013	—	—	0.32%	16,870	4.94%	122,828
2014	—	—	—	—	5.91%	502,274
2015	—	—	—	—	4.79%	313,420
Years thereafter	—	—	—	—	6.69%	1,619,150

Total		$16,600		$43,580		$3,640,276

Fair value		$16,600		$43,580		$3,869,681

Pinnacle West — Consolidated

			Variable-Rate		Fixed-Rate
	Short-Term Debt		Long-Term Debt		Long-Term Debt
	Interest		Interest		Interest
2009	Rates	Amount	Rates	Amount	Rates	Amount

2010	1.09%	$153,715	1.66%	$276,636	7.90%	$26,840
2011	—	—	2.00%	39,967	6.32%	605,425
2012	—	—	5.25%	38	6.41%	477,674
2013	—	—	5.25%	1,774	6.77%	58,912
2014	—	—	—	—	5.91%	502,499
Years thereafter	—	—	—	—	6.46%	1,817,420

Total		$153,715		$318,415		$3,488,770

Fair value		$153,715		$318,415		$3,631,585

The tables below present contractual balances of APS’s long-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 2010 and 2009. The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2010 and 2009 (dollars in thousands):
APS — Consolidated

	Variable-Rate		Fixed-Rate
	Long-Term Debt		Long-Term Debt
	Interest		Interest
2010	Rates	Amount	Rates	Amount

2011	0.32%	$26,710	6.48%	$430,169
2012	—	—	6.41%	477,435
2013	0.32%	16,870	4.94%	122,828
2014	—	—	5.91%	502,274
2015	—	—	4.79%	313,420
Years thereafter	—	—	6.69%	1,619,150

Total		$43,580		$3,465,276

Fair value		$43,580		$3,693,276

APS — Consolidated

	Variable-Rate		Fixed-Rate
	Long-Term Debt		Long-Term Debt
	Interest		Interest
2009	Rates	Amount	Rates	Amount

2010	0.25%	$196,170	7.91%	$26,789
2011	0.26%	26,710	6.48%	430,398
2012	—	—	6.41%	477,654
2013	—	—	6.77%	58,910
2014	—	—	5.91%	502,499
Years thereafter	—	—	6.46%	1,817,420

Total		$222,880		$3,313,670

Fair value		$222,880		$3,451,255

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

The following table shows the net pretax changes in mark-to-market of our derivative positions in 2010 and 2009 (dollars in millions):

	2010	2009
Mark-to-market of net positions at beginning of year	$(169)	$(282)
Recognized in earnings:
Change in mark-to-market losses for future period deliveries	(7)	(4)
Mark-to-market losses realized including ineffectiveness during the period	5	11
Decrease (increase) in regulatory asset	(36)	76
Recognized in OCI:
Change in mark-to-market losses for future period deliveries (a)	(155)	(155)
Mark-to-market losses realized during the period	123	185
Change in valuation techniques	—	—

Mark-to-market of net positions at end of year	$(239)	$(169)

(a)	The changes in mark-to-market recorded in OCI are due primarily to changes in forward natural gas prices.
The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at December 31, 2010 by maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting” and “Fair Value Measurements,” for more discussion of our valuation methods.

							Total
						Years	fair
Source of Fair Value	2011	2012	2013	2014	2015	thereafter	value
Prices actively quoted	$(1)	$—	$—	$—	$—	$—	$(1)
Prices provided by other external sources	(139)	(47)	(14)	—	—	—	(200)
Prices based on models and other valuation methods	(7)	(4)	(7)	(6)	(6)	(8)	(38)

Total by maturity	$(147)	$(51)	$(21)	$(6)	$(6)	$(8)	$(239)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Consolidated Balance Sheets at December 31, 2010 and 2009 (dollars in millions):

	December 31, 2010		December 31, 2009
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Earnings
Electricity	$—	$—	$1	$(1)
Natural gas	1	(1)	1	(1)
Regulatory asset (liability) or OCI (a)
Electricity	13	(13)	21	(21)
Natural gas	42	(42)	59	(59)

Total	$56	$(56)	$82	$(82)

(a)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged. To the extent the amounts are eligible for inclusion in the PSA, the amounts are recorded as either a regulatory asset or liability.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(PINNACLE WEST CAPITAL CORPORATION)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Pinnacle West Capital Corporation. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s consolidated financial statements.
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pinnacle West Capital Corporation
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As disclosed in Note 2 to the consolidated financial statements, the Company adopted amended accounting guidance related to the consolidation of variable interest entities on January 1, 2010.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 18, 2011

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
OPERATING REVENUES
Regulated electricity segment	$3,180,678	$3,149,187	$3,127,383
Marketing and trading	—	—	66,897
Other revenues	82,967	26,723	25,407

Total	3,263,645	3,175,910	3,219,687

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	1,046,815	1,178,620	1,284,116
Marketing and trading fuel and purchased power	—	—	45,572
Operations and maintenance	877,406	831,863	765,277
Depreciation and amortization	414,555	407,463	391,190
Taxes other than income taxes	135,334	123,277	124,853
Other expenses	65,651	24,534	26,032

Total	2,539,761	2,565,757	2,637,040

OPERATING INCOME	723,884	610,153	582,647

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	22,066	14,999	18,636
Other income (Note 19)	6,368	5,278	9,541
Other expense (Note 19)	(9,764)	(14,269)	(31,576)

Total	18,670	6,008	(3,399)

INTEREST EXPENSE
Interest charges	244,174	237,527	219,916
Allowance for borrowed funds used during construction (Note 1)	(16,539)	(10,430)	(14,547)

Total	227,635	227,097	205,369

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	514,919	389,064	373,879
INCOME TAXES (Note 4)	164,321	136,506	95,544

INCOME FROM CONTINUING OPERATIONS	350,598	252,558	278,335
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $12,808, $(107,596) and $(11,648) (Note 22)	19,611	(179,794)	(18,715)

NET INCOME	370,209	72,764	259,620
Less: Net income attributable to noncontrolling interests (Note 20)	20,156	4,434	17,495

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$350,053	$68,330	$242,125

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	106,573	101,161	100,691
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	107,138	101,264	100,965

EARNINGS PER WEIGHTED — AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$3.10	$2.31	$2.59
Net income attributable to common shareholders — basic	3.28	0.68	2.40
Income from continuing operations attributable to common shareholders — diluted	3.08	2.30	2.58
Net income attributable to common shareholders — diluted	3.27	0.67	2.40
DIVIDENDS DECLARED PER SHARE	$2.10	$2.10	$2.10

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$330,435	$233,349	$260,840
Discontinued operations, net of tax	19,618	(165,019)	(18,715)

Net income attributable to common shareholders	$350,053	$68,330	$242,125

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$110,188	$145,378
Customer and other receivables	324,207	301,915
Accrued unbilled revenues	103,292	110,971
Allowance for doubtful accounts	(7,981)	(6,153)
Materials and supplies (at average cost)	181,414	176,020
Fossil fuel (at average cost)	21,575	39,245
Deferred income taxes (Note 4)	94,602	53,990
Income tax receivable (Note 4)	2,483	26,005
Assets from risk management activities (Note 18)	73,788	50,619
Other current assets	28,362	30,747

Total current assets	931,930	928,737

INVESTMENTS AND OTHER ASSETS
Real estate investments — net (Notes 1, 6 and 23)	—	119,989
Assets from risk management activities (Note 18)	39,032	28,855
Nuclear decommissioning trust (Note 14)	469,886	414,576
Other assets	116,216	110,091

Total investments and other assets	625,134	673,511

PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6, 9 and 10)
Plant in service and held for future use	13,201,960	12,848,138
Accumulated depreciation and amortization	(4,514,204)	(4,340,645)

Net	8,687,756	8,507,493
Construction work in progress	459,361	467,700
Palo Verde sale leaseback, net of accumulated depreciation of $213,094 and $204,328 (Note 20)	137,956	146,722
Intangible assets, net of accumulated amortization of $330,584 and $294,724	184,952	164,380
Nuclear fuel, net of accumulated amortization of $85,270 and $64,544	108,794	118,243

Total property, plant and equipment	9,578,819	9,404,538

DEFERRED DEBITS
Regulatory assets (Notes 1, 3 and 4)	1,048,656	813,161
Income tax receivable (Note 4)	65,103	65,103
Other	113,061	101,274

Total deferred debits	1,226,820	979,538

TOTAL ASSETS	$12,362,703	$11,986,324

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2010	2009
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$236,354	$240,637
Accrued taxes (Note 4)	104,711	104,011
Accrued interest	54,831	54,596
Short-term borrowings (Note 5)	16,600	153,715
Current maturities of long-term debt (Note 6)	631,879	303,476
Customer deposits	68,322	71,026
Liabilities from risk management activities (Note 18)	58,976	55,908
Other current liabilities	139,063	125,574

Total current liabilities	1,310,736	1,108,943

LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)
Long-term debt less current maturities	2,948,991	3,370,524
Palo Verde sale leaseback lessor notes less current maturities (Note 20)	96,803	126,000

Total long-term debt less current maturities	3,045,794	3,496,524

DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	1,833,566	1,496,095
Deferred fuel and purchased power regulatory liability (Note 3)	58,442	87,291
Other regulatory liabilities (Notes 1 and 3)	694,589	679,072
Liability for asset retirements (Note 12)	328,571	301,783
Liabilities for pension and other postretirement benefits (Note 8)	813,121	811,338
Liabilities from risk management activities (Note 18)	65,390	62,443
Customer advances	121,645	136,595
Coal mine reclamation	117,243	92,060
Unrecognized tax benefits (Note 4)	66,349	142,099
Other	132,031	144,077

Total deferred credits and other	4,230,947	3,952,853

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 7)
Common stock, no par value; authorized 150,000,000 shares; issued 108,820,067 at end of 2010 and 101,527,937 at end of 2009	2,421,372	2,153,295
Treasury stock at cost; 50,410 shares at end of 2010 and 93,239 at end of 2009	(2,239)	(3,812)

Total common stock	2,419,133	2,149,483

Retained earnings	1,423,961	1,298,213

Accumulated other comprehensive loss:
Pension and other postretirement benefits (Note 8)	(59,420)	(50,892)
Derivative instruments	(100,347)	(80,695)

Total accumulated other comprehensive loss	(159,767)	(131,587)

Total shareholders’ equity	3,683,327	3,316,109
Noncontrolling interests (Note 20)	91,899	111,895

Total equity	3,775,226	3,428,004

TOTAL LIABILITIES AND EQUITY	$12,362,703	$11,986,324

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$370,209	$72,764	$259,620
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of district cooling business	(41,973)	—	—
Depreciation and amortization including nuclear fuel	472,807	450,864	431,672
Deferred fuel and purchased power	93,631	(51,742)	(80,183)
Deferred fuel and purchased power amortization	(122,481)	147,018	183,126
Allowance for equity funds used during construction	(22,066)	(14,999)	(18,636)
Real estate impairment charge	16,731	280,188	53,250
Gain on real estate debt restructuring	(16,755)	—	—
Deferred income taxes	260,411	105,492	158,024
Change in mark-to-market valuations	2,688	(6,939)	9,074
Changes in current assets and liabilities:
Customer and other receivables	(67,943)	12,292	73,446
Accrued unbilled revenues	7,679	(10,882)	7,388
Materials, supplies and fossil fuel	12,276	(12,261)	(25,453)
Other current assets	5,246	24,647	56,775
Accounts payable	9,125	(27,328)	(69,439)
Accrued taxes and income tax receivable — net	24,222	(31,792)	(13,149)
Other current liabilities	5,204	29,274	(5,130)
Expenditures for real estate investments	(622)	(2,957)	(21,168)
Other changes in real estate assets	4,068	(4,216)	18,211
Change in margin and collateral accounts — assets	(9,937)	(12,806)	17,450
Change in margin and collateral accounts — liabilities	(88,315)	35,654	(132,416)
Change in long term income tax receivable	—	(131,984)	—
Change in unrecognized tax benefits	(73,621)	137,898	(94,551)
Change in other regulatory liabilities	54,518	110,642	(12,129)
Change in other long-term assets	(43,189)	(47,899)	6,104
Change in other long-term liabilities	(101,456)	16,377	46,207

Net cash flow provided by operating activities	750,457	1,067,305	848,093

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(748,374)	(764,609)	(935,577)
Contributions in aid of construction	32,754	53,525	60,292
Allowance for borrowed funds used during construction	(16,778)	(10,745)	(18,820)
Proceeds from the sale of district cooling business	100,300	—	—
Proceeds from nuclear decommissioning trust sales	560,469	441,242	317,619
Investment in nuclear decommissioning trust	(584,885)	(463,033)	(338,361)
Proceeds from sale of commercial real estate investments	72,038	43,370	94,171
Other	8,576	(4,667)	5,517

Net cash flow used for investing activities	(575,900)	(704,917)	(815,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	867,469	96,934
Repayment of long-term debt	(106,572)	(456,882)	(202,234)
Short-term borrowings and payments — net	(137,115)	(516,754)	331,741
Dividends paid on common stock	(216,979)	(205,076)	(204,247)
Common stock equity issuance	255,971	3,302	3,687
Noncontrolling interests	(11,403)	(14,485)	(13,782)
Other	6,351	171	3,891

Net cash flow provided by (used for) financing activities	(209,747)	(322,255)	15,990

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,190)	40,133	48,924

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	145,378	105,245	56,321

CASH AND CASH EQUIVALENTS AT END OF YEAR	$110,188	$145,378	$105,245

Supplemental disclosure of cash flow information Cash paid during the period for:
Income taxes, net of (refunds)	$(23,447)	$(52,776)	$24,233
Interest, net of amounts capitalized	$221,728	$216,608	$205,546
See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
COMMON STOCK (Note 7)
Balance at beginning of year	$2,153,295	$2,151,323	$2,135,787
Issuance of common stock	263,297	10,620	10,845
Other	4,780	(8,648)	4,691

Balance at end of year	2,421,372	2,153,295	2,151,323

TREASURY STOCK (Note 7)
Balance at beginning of year	(3,812)	(2,854)	(2,054)
Purchase of treasury stock	(82)	(2,156)	(1,387)
Reissuance of treasury stock used for stock compensation	1,655	1,198	587

Balance at end of year	(2,239)	(3,812)	(2,854)

RETAINED EARNINGS
Balance at beginning of year	1,298,213	1,444,208	1,413,741
Net income attributable to common shareholders	350,053	68,330	242,125
Common stock dividends	(224,305)	(212,386)	(211,405)
Other	—	(1,939)	(253)

Balance at end of year	1,423,961	1,298,213	1,444,208

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(131,587)	(146,698)	(15,863)
Pension and other postretirement benefits (Note 8):
Unrealized actuarial loss, net of tax benefit of $(7,738), $(4,223) and $(7,801)	(11,795)	(6,350)	(11,053)
Amortization to income:
Actuarial loss, net of tax benefit of $1,870, $1,705 and $1,578	2,868	2,615	2,437
Prior service cost, net of tax benefit of $201, $215 and $222	308	329	343
Transition obligation, net of tax benefit of $59, $39 and $40	91	61	62
Derivative instruments:
Net unrealized loss, net of tax benefit of $(61,348), $(61,329) and $(54,490)	(93,939)	(93,996)	(83,093)
Reclassification of net realized (gain) loss to income, net of tax (expense) benefit of $48,453, $72,877 and $(24,776)	74,287	112,452	(39,531)

Balance at end of year	(159,767)	(131,587)	(146,698)

NONCONTROLLING INTERESTS
Balance at beginning of year	111,895	124,990	128,456
Net income attributable to noncontrolling interests	20,156	4,434	17,495
Net capital activities by noncontrolling interests	(40,152)	(17,529)	(20,961)

Balance at end of year	91,899	111,895	124,990

TOTAL EQUITY	$3,775,226	$3,428,004	$3,570,969

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS
Net income attributable to common shareholders	$350,053	$68,330	$242,125
Other comprehensive income (loss)	(28,180)	15,111	(130,835)

Comprehensive income attributable to common shareholders	$321,873	$83,441	$111,290

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Consolidation and Nature of Operations
Pinnacle West’s Consolidated Financial Statements include the accounts of Pinnacle West and our subsidiaries: APS, SunCor, APSES, El Dorado and Pinnacle West Marketing & Trading. APS’s consolidated financial statements include the accounts of APS and the Palo Verde sale leaseback VIEs. Intercompany accounts and transactions between the consolidated companies have been eliminated.
APS is a vertically-integrated electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona. APS accounts for substantially all of our revenues and earnings, and is expected to continue to do so. SunCor was a developer of residential, commercial and industrial real estate projects in Arizona, New Mexico, Idaho and Utah. All activities for SunCor are now reported as discontinued operations (see Note 22). APSES provides energy-related projects to commercial and industrial retail customers in competitive markets in the western United States. In 2008, APSES discontinued its commodity-related energy services (see Note 22). El Dorado is an investment firm. Pinnacle West Marketing & Trading began operations in early 2007. These operations were previously conducted by a division of Pinnacle West through the end of 2006. By the end of 2008, substantially all the contracts were transferred to APS or expired.
In preparing the consolidated financial statements, we have evaluated the events that have occurred after December 31, 2010 through the date the financial statements were issued.
Our consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. These consolidated financial statements and notes have been prepared consistently with the exception of the reclassification of certain prior year amounts on our Consolidated Statements of Income and Consolidated Balance Sheets in accordance with accounting requirements for reporting discontinued operations (see Note 22), and amended accounting guidance related to VIEs (see Note 2).
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables show the impact of the reclassifications of prior years (previously reported) amounts (dollars in thousands):

				Amount
				reported after
		Reclassifications		adoption of
		as a result of the		amended VIE
		adoption of		accounting
	As	new VIE	Reclassifications	guidance and
Statement of Income for the Year	previously	accounting	for discontinued	discontinued
Ended December 31, 2009	reported	guidance	operations	operations
Operating Revenues
Real estate segment	$103,152	$—	$(103,152)	$—
Other revenues	44,762	—	(18,039)	26,723
Operating Expenses
Real estate segment operations	102,381	—	(102,381)	—
Real estate impairment charge	258,453	—	(258,453)	—
Operations and maintenance	875,357	(39,660)	(3,834)	831,863
Depreciation and amortization	404,331	7,704	(4,572)	407,463
Taxes other than income taxes	123,663	—	(386)	123,277
Other expenses	32,523	—	(7,989)	24,534
Other
Other income	5,669	—	(391)	5,278
Interest Expense
Interest charges	233,859	12,747	(9,079)	237,527
Allowance for borrowed funds used during construction	(10,745)	—	315	(10,430)
Income Taxes	37,827	—	98,679	136,506
Income From Continuing Operations	67,231	19,209	166,118	252,558
Loss From Discontinued Operations	(13,676)	—	(166,118)	(179,794)
Net Income	53,555	19,209	—	72,764
Net Income (Loss) Attributable To Noncontrolling Interests	(14,775)	19,209	—	4,434

Statement of Income for the Year Ended December 31, 2008
Operating Revenues
Real estate segment	$74,549	$—	$(74,549)	$—
Other revenues	41,729	—	(16,322)	25,407
Operating Expenses
Real estate segment operations	100,102	—	(100,102)	—
Real estate impairment charge	18,108	—	(18,108)	—
Operations and maintenance	807,852	(39,660)	(2,915)	765,277
Depreciation and amortization	390,093	7,704	(6,607)	391,190
Taxes other than income taxes	125,336	—	(483)	124,853
Other expenses	34,171	—	(8,139)	26,032
Other
Other income	12,797	—	(3,256)	9,541
Interest Expense
Interest charges	215,684	14,461	(10,229)	219,916
Allowance for borrowed funds used during construction	(18,820)	—	4,273	(14,547)
Income Taxes	76,897	—	18,647	95,544
Income From Continuing Operations	231,304	17,495	29,536	278,335
Income (Loss) From Discontinued Operations	10,821	—	(29,536)	(18,715)
Net Income	242,125	17,495	—	259,620
Net Income Attributable To Noncontrolling Interests	—	17,495	—	17,495

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Reclassifications as a	Amounts reported
		result of the adoption of	after adoption of
	As previously	the new VIE accounting	amended VIE
Balance Sheets – December 31, 2009	reported	guidance	accounting guidance
Property, Plant and Equipment — Palo Verde sale leaseback, net of accumulated depreciation	$—	$146,722	$146,722
Deferred Debits — Regulatory assets	781,714	31,447	813,161
Current Liabilities — Current maturities of long-term debt	277,693	25,783	303,476
Long-Term Debt Less Current Maturities Palo Verde sale leaseback lessor notes	—	126,000	126,000
Deferred Credits and Other — Other	200,015	(55,938)	144,077
Equity — Noncontrolling interests	29,571	82,324	111,895

			Amounts reported
		Reclassifications as a	after adoption of
		result of the adoption of	amended VIE
		the new VIE accounting	accounting
		guidance and to	guidance and to
Statement of Cash Flows for the	As previously	conform to current year	conform to current
Year Ended December 31, 2009	reported	presentation	year presentation
Cash Flows from Operating Activities
Net income	$53,555	$19,209	$72,764
Depreciation and amortization including nuclear fuel	443,160	7,704	450,864
Other current assets	(9,186)	33,833	24,647
Home inventory	33,833	(33,833)	—
Other long-term liabilities	7,050	9,327	16,377
Cash Flows from Financing Activities
Repayment of long-term debt	(435,127)	(21,755)	(456,882)
Noncontrolling interests	—	(14,485)	(14,485)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	203,860	12,748	216,608

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Amounts reported
		Reclassifications as a	after adoption of
		result of the adoption of	amended VIE
		the new VIE accounting	accounting
		guidance and to	guidance and to
Statement of Cash Flows for the	As previously	conform to current year	conform to current
Year Ended December 31, 2008	reported	presentation	year presentation
Cash Flows from Operating Activities
Net income	$242,125	$17,495	$259,620
Depreciation and amortization including nuclear fuel	423,969	7,703	431,672
Other current assets	8,734	48,041	56,775
Home inventory	48,041	(48,041)	—
Other long-term liabilities	36,880	9,327	46,207
Cash Flows from Financing Activities
Repayment of long-term debt	(181,491)	(20,743)	(202,234)
Noncontrolling interests	—	(13,782)	(13,782)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	191,085	14,461	205,546
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The use of models and other valuation methods to determine fair market value often requires subjective and complex judgment. Actual results could differ from the results estimated through application of these methods. Our structured activities are hedged with a portfolio of forward purchases that protects the economic value of the sales transactions. Our practice is to hedge within timeframes established by our executive risk committee.
See Note 14 for additional information about fair value measurements.
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
Management continually assesses whether our regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environment and recent rate orders applicable to other regulated entities in the same jurisdiction. This determination reflects the current political and regulatory climate in the state and is subject to change in the future. If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings.
See Note 3 for additional information.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We record depreciation on utility plant on a straight-line basis over the remaining useful life of the related assets. The approximate remaining average useful lives of our utility property at December 31, 2010 were as follows:
•	Fossil plant — 18 years;
•	Nuclear plant — 17 years;
•	Other generation — 25 years;
•	Transmission — 40 years;
•	Distribution — 35 years; and
•	Other — 7 years.
For the years 2008 through 2010, the depreciation rates ranged from a low of 1.30% to a high of 10.20%. The weighted-average rate was 2.98% for 2010, 3.06% for 2009 and 3.08% for 2008. We depreciate non-utility property and equipment over the estimated useful lives of the related assets, ranging from 3 to 34 years.
Investments
El Dorado accounts for its investments using either the equity method (if significant influence) or the cost method (if less than 20% ownership).
Our investments in the nuclear decommissioning trust fund are accounted for in accordance with guidance on accounting for certain investments in debt and equity securities. See Note 14 for more information on these investments.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Funds Used During Construction
AFUDC represents the approximate net composite interest cost of borrowed funds and an allowed return on the equity funds used for construction of regulated utility plant. Both the debt and equity components of AFUDC are non-cash amounts within the Consolidated Statement of Income. Plant construction costs, including AFUDC, are recovered in authorized rates through depreciation when completed projects are placed into commercial operation.
AFUDC was calculated by using a composite rate of 9.2% for 2010, 5.9% for 2009 and 7.0% for 2008. APS compounds AFUDC monthly and ceases to accrue AFUDC when construction work is completed and the property is placed in service.
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
Revenues from our Native Load customers and non-derivative instruments are reported on a gross basis on Pinnacle West’s Consolidated Statements of Income. In the electricity business, some contracts to purchase energy are netted against other contracts to sell energy. This is called a “book-out” and usually occurs for contracts that have the same terms (quantities and delivery points) and for which power does not flow. We net these book-outs, which reduces both revenues and fuel and purchased power costs.
Effective January 1, 2010, electric revenues also include proceeds for line extension payments for new or upgraded service in accordance with the 2009 retail rate case settlement agreement (see Note 3). This revenue treatment continues through 2012, or until new rates are established in APS’s next general retail rate case, if that is before year end 2012. Certain proceeds received under previous versions of the line extension policy, or for activities not involving an extension or upgrade of service (e.g., service relocations at the request of governmental entities or undergrounding of overhead facilities) will continue to be treated as contributions in aid of construction and will not impact electric revenues.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Real Estate Investments
Real estate investments primarily included SunCor’s land, home inventory, commercial property and investments in joint ventures. Land included acquisition costs, infrastructure costs, capitalized interest and property taxes directly associated with the acquisition and development of each project. Home inventory consisted of construction costs, improved lot costs, capitalized interest and property taxes on homes and condos under construction. Homes under construction were classified as “real estate investments” on the Consolidated Balance Sheets; upon completion of construction they transferred to “home inventory” with the expectation that they would be sold in a timely manner.
For the purposes of evaluating impairment, in accordance with the provisions on accounting for the impairment or disposal of long-lived assets, we classified our real estate assets, such as land under development, land held for future development, and commercial property as “held and used.” When events or changes in circumstances indicated that the carrying values of real estate assets considered held and used would not be recoverable, we compared the undiscounted cash flows that we estimated would be generated by each asset to its carrying amount. If the carrying amount exceeded the undiscounted cash flows, we adjusted the asset to fair value and recognized an impairment charge. The adjusted value became the new book value (carrying amount) for held and used assets. Our internal models used inputs that we believe were consistent with those that would be used by market participants.
Real estate home inventory was considered to be held for sale for purposes of evaluating impairment in accordance with the provisions of accounting guidance for impairment or disposal of long-lived assets. Home inventories were reported at the lower of carrying amount or fair value less costs to sell. Fair value less costs to sell was evaluated each period to determine if it had changed. Losses (and gains not to exceed any cumulative loss previously recognized) were reported as adjustments to the carrying amount.
Investments in joint ventures for which SunCor did not have a controlling financial interest were not consolidated, but were accounted for using the equity method of accounting. In addition, see Note 22 and Note 23.
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
APS also charges nuclear fuel expense for the interim storage and permanent disposal of spent nuclear fuel. The DOE is responsible for the permanent disposal of spent nuclear fuel and charges APS $0.001 per kWh of nuclear generation. See Note 11 for information on spent nuclear fuel disposal and Note 14 for information on nuclear decommissioning costs.

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
Intangible Assets
We have no goodwill recorded and have separately disclosed other intangible assets, primarily APS’s software, on Pinnacle West’s Consolidated Balance Sheets. The intangible assets are amortized over their finite useful lives. Amortization expense was $45 million in 2010, $35 million in 2009 and $33 million in 2008. Estimated amortization expense on existing intangible assets over the next five years is $40 million in 2011, $36 million in 2012, $29 million in 2013, $23 million in 2014 and $15 million in 2015. At December 31, 2010, the weighted average remaining amortization period for intangible assets was 7 years.
2. New Accounting Standards
Variable Interest Entities
On January 1, 2010 we adopted amended accounting guidance relating to the consolidation of VIEs. This amended guidance significantly changed the consolidation model for VIEs. Under the prior guidance the consolidation model considered risk absorption using a quantitative approach when determining the primary beneficiary. The consolidation model under the new guidance requires a qualitative assessment and focuses on the power to direct activities of the VIE when determining the primary beneficiary. As a result of applying this qualitative assessment, we have determined that APS is the primary beneficiary of certain VIEs relating to the Palo Verde Unit 2 sale leaseback transactions, and is therefore required to consolidate these VIEs. Prior to adopting this new guidance, APS was not considered the primary beneficiary of these VIEs and did not consolidate these entities. We have adopted this guidance using retrospective application and have adjusted prior periods presented to reflect consolidation of the VIEs in those periods (see Note 1). See Note 20 for additional discussion and disclosures.
Future Accounting Changes
The FASB is currently working on several projects with the desire to converge GAAP with IFRS. These projects include accounting for leases, revenue recognition, and financial instruments, among other items. The FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, we cannot determine the impact on our financial statements that may result from any such future changes.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concurrent with these convergence projects, the SEC is considering mandating IFRS for U.S. companies. At this time, the impacts and timing of potential conversion to IFRS are uncertain and cannot be determined until final conversion requirements are mandated. The potential preparation of our financial statements in accordance with IFRS could have a significant impact on our reported financial statement results.
3. Regulatory Matters
2008 General Retail Rate Case Impacts
On December 30, 2009, the ACC issued an order approving a settlement agreement entered into by APS and twenty-one other parties to its general retail rate case, which was originally filed in March 2008. The settlement agreement included a net retail rate increase of $207.5 million, which represented a base rate increase of $344.7 million less a reclassification of $137.2 million of fuel and purchased power revenues from the then-existing PSA to base rates. The new rates were effective January 1, 2010. The settlement agreement also contained on-going requirements, commitments and authorizations, including the following:
•	Revenue accounting treatment for line extension payments received for new or upgraded service from January 1, 2010 through year end 2012 (or until new rates are established in APS’s next general rate case, if that is before the end of 2012);
•	An authorized return on common equity of 11%;
•	A capital structure comprised of 46.2% debt and 53.8% common equity;
•	A commitment from APS to reduce average annual operational expenses by at least $30 million from 2010 through 2014;
•	Authorization and requirements of equity infusions into APS of at least $700 million during the period beginning June 1, 2009 through December 31, 2014 ($253 million of which was infused into APS from proceeds of a Pinnacle West equity issuance in the second quarter of 2010); and
•	Various modifications to the existing energy efficiency, demand-side management and renewable energy programs that require APS to, among other things, expand its conservation and demand-side management programs and its use of renewable energy, as well as allow for concurrent recovery of renewable energy expenses and provide for more concurrent recovery of demand-side management costs and incentives.
The parties also agreed to a rate case filing plan in which APS is prohibited from filing its next two general rate cases until on or after June 1, 2011 and June 1, 2013, respectively, unless certain extraordinary events occur. Subject to the foregoing, APS may not request its next general retail rate increase to be effective prior to July 1, 2012. On February 1, 2011, APS filed a 120-day advanced notice of its intent to file its next rate case on June 1, 2011. The parties agreed to use good faith efforts to process these subsequent rate cases within twelve months of sufficiency findings from the ACC staff, which generally occur within 30 days after the filing of a rate case.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cost Recovery Mechanisms
APS has received regulatory decisions that allow for more timely recovery of certain costs through the following recovery mechanisms.
Renewable Energy Standard. In 2006, the ACC approved the RES. Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including solar, wind, biomass, biogas and geothermal technologies. In order to achieve these requirements, the ACC allows APS to include a RES surcharge as part of customer bills to recover the approved amounts for use on renewable energy projects. Each year APS is required to file a five-year implementation plan with the ACC and seek approval for funding the upcoming year’s RES budget.
During 2009, APS filed its annual RES implementation plan, covering the 2010-2014 timeframe and requesting 2010 RES funding approval. The plan provided for the acquisition of renewable generation in compliance with requirements through 2014, and requested RES funding of $87 million for 2010, which was later approved by the ACC. APS also sought various other determinations in its plan, including approval of the AZ Sun Program and the Community Power Project in Flagstaff, Arizona described below.
On March 3, 2010, the ACC approved the AZ Sun Program, which contemplates the addition of 100 MW of APS-owned solar resources through 2014. Through this program, APS plans to invest up to $500 million in solar photovoltaic projects across Arizona, which APS will acquire through competitive procurement processes. The costs associated with the first 50 MW under this program will be recovered initially through the RES until such time as the costs are recovered in base rates or other mechanisms. The costs of the second 50 MW will be recovered through a mechanism to be determined in APS’s next retail rate case.
On April 1, 2010, the ACC approved the Community Power Project, a pilot program in which APS will own, operate and receive energy from approximately 1.5 MW of solar panels on the rooftops of up to 200 residential and business customers located within a certain test area in Flagstaff, Arizona. The capital carrying costs of the program will be recovered through the RES until such time as these costs are recovered in base rates.
On July 1, 2010, APS filed its annual RES implementation plan, covering the 2011-2015 timeframe and requesting 2011 RES funding of $96 million. The 2011 Plan addressed enhancements to the residential distributed energy incentive program based on high customer participation, among other things. On October 13, 2010, APS filed an adjusted RES implementation plan to reflect the following items, among others: 1) increased clarity relating to customer project in-service dates and related budget revisions; 2) AZ Sun Program updates; and 3) the addition of 10 MW of biomass capacity. On December 10, 2010, the ACC approved the 2011 Plan and associated funding request. In January 2011, the ACC voted to reconsider four aspects of the approved 2011 Plan, including: (a) approval to proceed with a feed-in tariff filing; (b) approval for APS to participate in the ownership of distributed energy facilities in the Schools and Government program; (c) denial of a Rapid Reservation program that allows customers to receive priority in the incentive reservation process in exchange for receipt of a reduced incentive amount; and (d) allocation of the budget among various programs and studies. Hearings were held on January 24, 2011 and January 28, 2011. The ACC amended its original decision that approved the 2011 Plan as follows: the ACC (a) reversed its approval of a feed-in tariff program; (b) restricted APS’s ownership of facilities to only economically challenged, rural schools and only after a school has received a bid from a third-party solar installer; (c) approved the Rapid Reservation program; and (d) maintained the original approved budget with some timing modifications.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Demand-Side Management Adjustor Charge (“DSMAC”). The 2009 retail rate case settlement agreement requires APS to submit an annual Energy Efficiency Implementation Plan for review by and approval of the ACC. On July 15, 2009, APS filed its initial Energy Efficiency Implementation Plan, requesting approval by the ACC of programs and program elements for which APS had estimated a budget in the amount of $50 million for 2010. APS received ACC approval of all of its proposed programs and implemented the new DSMAC on March 1, 2010. A surcharge was added to customer bills in order to recover these estimated amounts for use on certain demand-side management programs. The surcharge allows for the recovery of energy efficiency expenses and any earned incentives.
The ACC approved recovery of all 2009 program costs plus incentives. The change from program cost recovery on a historical basis to recovery on a concurrent basis, as authorized in the settlement agreement, resulted in this one-time need to address two years (2009 and 2010) of cost recovery. As requested by APS, 2009 program cost recovery is to be spread over a three-year period.
On June 1, 2010, APS filed its 2011 Energy Efficiency Implementation Plan. In order to meet the energy efficiency goal for 2011 established by the settlement agreement of annual energy savings of 1.25%, expressed as a percent of total energy resources to meet retail load, APS proposed a total budget for 2011 of $79 million. On February 17, 2011, a total budget for 2011 of $80 million was approved and when added to the amortization of 2009 costs discussed above less the $10 million already being recovered in general rates, the DSMAC would recover approximately $75 million over a twelve month period beginning March 1, 2011. These amounts do not include approximately $1 million for an electric vehicle charging station program submitted to the ACC for approval on September 30, 2010.
PSA Mechanism and Balance. The PSA, which the ACC initially approved in 2005 as a part of APS’s 2003 rate case, and which was modified by the ACC in 2007, provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs. The PSA is subject to specified parameters and procedures, including the following:
•	APS records deferrals for recovery or refund to the extent actual retail fuel and purchased power costs vary from the Base Fuel Rate;
•	under a 90/10 sharing arrangement, APS defers 90% of the difference between retail fuel and purchased power costs (excluding certain costs, such as renewable energy resources and the capacity components of long-term purchased power agreements acquired through competitive procurement) and the Base Fuel Rate; APS absorbs 10% of the retail fuel and purchased power costs above the Base Fuel Rate and retains 10% of the benefit from the retail fuel and purchased power costs that are below the Base Fuel Rate;

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	an adjustment to the PSA rate is made annually each February 1st (unless otherwise approved by the ACC) and goes into effect automatically unless suspended by the ACC;
•	the PSA uses a forward-looking estimate of fuel and purchased power costs to set the annual PSA rate, which is reconciled to actual costs experienced for each PSA Year (February 1 through January 31) (see the following bullet point);
•	the PSA rate includes (a) a “Forward Component,” under which APS recovers or refunds differences between expected fuel and purchased power costs for the upcoming calendar year and those embedded in the Base Fuel Rate; (b) a “Historical Component,” under which differences between actual fuel and purchased power costs and those recovered through the combination of the Base Fuel Rate and the Forward Component are recovered during the next PSA Year; and (c) a “Transition Component,” under which APS may seek mid-year PSA changes due to large variances between actual fuel and purchased power costs and the combination of the Base Fuel Rate and the Forward Component; and
•	the PSA rate may not be increased or decreased more than $0.004 per kWh in a year without permission of the ACC.
The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2010 and 2009 (dollars in millions):

	Year Ended
	December 31,
	2010	2009
Beginning balance	$(87)	$8
Deferred fuel and purchased power costs-current period	(93)	52
Amounts recovered through revenues	122	(147)

Ending balance	$(58)	$(87)

The PSA rate for the PSA year beginning February 1, 2011 is ($0.0057) per kWh as compared to ($0.0045) per kWh for the prior year. The regulatory liability at December 31, 2010 reflects lower average prices, primarily for natural gas and gas-based generation. Any uncollected (overcollected) deferrals during the 2011 PSA year will be included in the historical component of the PSA rate for the PSA year beginning February 1, 2012.
Transmission Rates and Transmission Cost Adjustor. In July 2008, the FERC approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services. A large portion of the rate represents charges for transmission services to serve APS’s retail customers (“Retail Transmission Charges”). In order to recover the Retail Transmission Charges, APS must file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The formula rate is updated each year effective June 1 on the basis of APS’s actual cost of service, as disclosed in APS’s FERC Form 1 report for the previous fiscal year. Items to be updated include actual capital expenditures made as compared with previous projections, transmission revenue credits and other items. The resolution of proposed adjustments can result in significant volatility in the revenues to be collected. APS reviews the proposed formula rate filing amounts with the ACC staff. Any items or adjustments which are not agreed to by APS and the ACC staff can remain in dispute until settled or litigated at FERC. Settlement or litigated resolution of disputed issues could require an extended period of time and have a significant effect on the Retail Transmission Charge because any adjustment, though applied prospectively, may be calculated to account for previously over-collected amounts.
Effective June 1, 2010, APS’s annual wholesale transmission rates for all users of its transmission system were reduced by approximately $12 million in accordance with the FERC-approved formula as a result of lower costs reflected in the formula. Approximately $10 million of this revenue reduction relates to transmission services used for APS’s retail customers. On May 20, 2010, APS filed with the ACC an application for the related reduction of its TCA rate. The ACC approved the TCA reduction on July 27, 2010.
Regulatory Assets and Liabilities
The detail of regulatory assets is as follows (dollars in millions):

	December 31,
	2010	2009
Pension and other postretirement benefits (Note 8)	$669	$532
Deferred fuel and purchased power — mark-to-market (Note 18)	77	41
Deferred income taxes (Note 4)	72	59
Transmission vegetation management	46	34
Coal reclamation	38	16
Palo Verde VIE (Note 20)	33	31
Deferred compensation	32	31
Tax expense of Medicare subsidy (Note 8)	23	—
Loss on reacquired debt	22	23
Demand side management (a)	18	18
Other	19	28

Total regulatory assets (b)	$1,049	$813

(a)	See Cost Recovery Mechanisms discussion above.

(b)	There are no regulatory assets for which regulators have allowed recovery of costs but not allowed a return by exclusion from rate base.
Included in the balance of regulatory assets at December 31, 2010 and 2009 is a regulatory asset for pension and other postretirement benefits. This regulatory asset represents the future recovery of these costs through retail rates as these amounts are charged to earnings. If these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future earnings.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The detail of regulatory liabilities is as follows (dollars in millions):

	December 31,
	2010	2009
Removal costs (Note 1) (a)	$379	$385
Asset retirement obligations (Note 12)	184	156
Deferred fuel and purchased power (b)(c)	58	87
Renewable energy standard (b)	50	51
Spent nuclear fuel (Note 11)	45	34
Deferred gains on utility property	18	20
Tax benefit of Medicare subsidy (Note 8)	—	17
Other	19	16

Total regulatory liabilities	$753	$766

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)	See Cost Recovery Mechanisms discussion above.

(c)	Subject to a carrying charge.
4. Income Taxes
Certain assets and liabilities are reported differently for income tax purposes than they are for financial statements purposes. The tax effect of these differences is recorded as deferred taxes. We calculate deferred taxes using the current income tax rates.
APS has recorded regulatory assets and regulatory liabilities related to income taxes on its Balance Sheets in accordance with accounting guidance for regulated operations. The regulatory assets are for certain temporary differences, primarily the allowance for equity funds used during construction and pension and other postretirement benefits. The regulatory liabilities relate to deferred taxes resulting primarily from investment tax credits. APS amortizes these amounts as the differences reverse.
Pinnacle West expects to recognize approximately $132 million of cash tax benefits related to SunCor’s strategic asset sales (see Note 23), a majority of which have been realized as of December 31, 2010. Approximately $7 million of these benefits were recorded in 2010 as reductions to income tax expense related to the current impairment charges. The additional $125 million of tax benefits were recorded as reductions to income tax expense related to SunCor impairment charges recorded on or before December 31, 2009.
The $68 million income tax receivables on the Consolidated Balance Sheets represent the anticipated refunds related to an APS tax accounting method change approved by the IRS in the third quarter of 2009 and the current year tax benefits related to the SunCor strategic asset sales that closed in 2010. A majority of this amount is classified as long-term, as cash refunds are not expected to be received in the next twelve months.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, at the beginning and end of the year that are included in accrued taxes and unrecognized tax benefits (dollars in thousands):

	2010	2009	2008
Total unrecognized tax benefits, January 1	$201,216	$63,318	$157,869
Additions for tax positions of the current year	7,551	44,094	12,923
Additions for tax positions of prior years	—	98,942	32,510
Reductions for tax positions of prior years for:
Changes in judgment	(11,017)	—	(4,454)
Settlements with taxing authorities	(62,199)	(4,089)	(35,812)
Lapses of applicable statute of limitations	(7,956)	(1,049)	(99,718)

Total unrecognized tax benefits, December 31	$127,595	$201,216	$63,318

During the first quarter of 2010, the Company reached a settlement with the IRS with regard to the examination of tax returns for the years ended December 31, 2005 through 2007. As a result of this settlement, net uncertain tax positions decreased $62 million, including approximately $3 million which decreased our effective tax rate. Additionally, the settlement resulted in the recognition of net interest benefits of approximately $4 million through the effective tax rate.
Included in the balances of unrecognized tax benefits at December 31, 2010, 2009 and 2008 were approximately $7 million, $16 million and $16 million, respectively, of tax positions that, if recognized, would decrease our effective tax rate.
As of the balance sheet date, the tax year ended December 31, 2008 and all subsequent tax years remain subject to examination by the IRS. With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 1999. We do not anticipate that there will be any significant increases or decreases in our unrecognized tax benefits within the next twelve months.
We reflect interest and penalties, if any, on unrecognized tax benefits in the Consolidated Statements of Income as income tax expense. The amount of interest recognized in the Consolidated Statement of Income related to unrecognized tax benefits was a pre-tax benefit of $2 million for 2010, a pre-tax expense of $2 million for 2009 and a pre-tax benefit of $51 million for 2008.
The total amount of accrued liabilities for interest recognized in the consolidated Balance Sheets related to unrecognized tax benefits was $6 million as of December 31, 2010, $8 million as of December 31, 2009 and $6 million as of December 31, 2008. To the extent that matters are settled favorably, this amount could reverse and decrease our effective tax rate. Additionally, as of December 31, 2010, we have recognized $5 million of interest income to be received on the overpayment of income taxes for certain adjustments that we have filed, or will file, with the IRS.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of income tax expense are as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(108,827)	$(38,502)	$(85,866)
State	25,545	(38,080)	11,738

Total current	(83,282)	(76,582)	(74,128)

Deferred:
Income from continuing operations	271,147	105,492	158,024
Discontinued operations	(10,736)	—	—

Total deferred	260,411	105,492	158,024

Total income tax expense	177,129	28,910	83,896
Less: income tax expense (benefit) on discontinued operations	12,808	(107,596)	(11,648)

Income tax expense — continuing operations	$164,321	$136,506	$95,544

The following chart compares pretax income from continuing operations at the 35% federal income tax rate to income tax expense — continuing operations (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Federal income tax expense at 35% statutory rate	$180,222	$136,172	$130,858
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	17,878	14,837	12,640
Credits and favorable adjustments related to prior years resolved in current year	(17,300)	—	(28,873)
Medicare Subsidy Part-D (see Note 8)	1,311	(2,095)	(1,993)
Allowance for equity funds used during construction (see Note 1)	(6,563)	(4,265)	(5,755)
Palo Verde VIE noncontrolling interest (see Note 20)	(7,057)	(6,723)	(6,123)
Other	(4,170)	(1,420)	(5,210)

Income tax expense — continuing operations	$164,321	$136,506	$95,544

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the net deferred income tax liability recognized on the Consolidated Balance Sheets (dollars in thousands):

	December 31,
	2010	2009
Current asset	$94,602	$53,990
Long-term liability	(1,833,566)	(1,496,095)

Deferred income taxes — net	$(1,738,964)	$(1,442,105)

The components of the net deferred income tax liability were as follows (dollars in thousands):

	December 31,
	2010	2009
DEFERRED TAX ASSETS
Risk management activities	$124,731	$87,404
Regulatory liabilities:
Asset retirement obligation and removal costs	222,448	213,814
Deferred fuel and purchased power	23,089	34,463
Renewable energy standard	18,749	—
Other	28,360	21,613
Pension and other postretirement liabilities	321,182	306,515
Real estate investments and assets held for sale	19,855	113,082
Renewable energy incentives	37,327	—
Credit and loss carryforwards	42,971	3,423
Other	68,684	57,015

Total deferred tax assets	907,396	837,329

DEFERRED TAX LIABILITIES
Plant-related	(2,210,976)	(1,951,262)
Risk management activities	(30,125)	(20,863)
Regulatory assets:
Allowance for equity funds used during construction	(28,276)	(23,285)
Deferred fuel and purchased power — mark-to-market	(30,276)	(16,167)
Pension and other postretirement benefits	(264,313)	(210,080)
Other	(77,078)	(57,210)
Other	(5,316)	(567)

Total deferred tax liabilities	(2,646,360)	(2,279,434)

Deferred income taxes — net	$(1,738,964)	$(1,442,105)

A majority of the deferred tax assets for credit and loss carryforwards relate to federal general business credits and federal net operating losses. These federal credits and losses first begin to expire in 2029.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Lines of Credit and Short-Term Borrowings
Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for the commercial paper programs. During the first quarter of 2010, Pinnacle West and APS refinanced revolving credit facilities existing at the time that would have otherwise matured in December 2010. Since March 2010, Pinnacle West and APS have accessed the commercial paper markets, which neither company had utilized since the third quarter of 2008 due to negative market conditions.
The table below presents these credit facilities and amounts available and outstanding and other short-term borrowings as of December 31, 2010 (dollars in millions):

			Letters			Weighted
			of			Average
Credit		Amount	Credit	Short-Term	Unused	Interest	Commitment
Facility	Expiration	Committed	Used	Borrowings	Amount	Rate	Fees
PNW Revolving Credit Facility	February 2013	$200	$—	$—	$183	—	0.625%

PNW Commercial Paper	January 2011	—	—	17	—	0.840%	—

APS Revolving Credit Facility	February 2013	500	—	—	500	—	0.500%

APS Revolving Credit Facility	September 2011	489	20	—	469	—	0.100%

Total		$1,189	$20	$17	$1,152

Pinnacle West
On February 12, 2010, Pinnacle West refinanced its $283 million revolving credit facility that would have matured in December 2010, and decreased the size of the facility to $200 million. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. Pinnacle West will use the facility for general corporate purposes, commercial paper program support of up to $200 million, or for the issuance of letters of credit. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings.
APS
On February 12, 2010, APS refinanced its $377 million credit facility that would have matured in December 2010, and increased the size of the facility to $500 million. APS may increase the amount of the facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders. APS will use the facility for general corporate purposes, commercial paper program support and for the issuance of letters of credit. Interest rates are based on APS’s senior unsecured debt credit ratings.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 14, 2011, APS refinanced its $489 million revolving credit facility that would have matured in September 2011, and increased the size of the facility to $500 million. The new revolving credit facility terminates in February 2015. APS may increase the amount of the facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders. APS will use the facility for general corporate purposes, commercial paper program support and for the issuance of letters of credit. Interest rates are based on APS’s senior unsecured debt credit ratings.
At December 31, 2010, APS had two credit facilities totaling $989 million, consisting of the $500 million and $489 million credit facilities described above. These facilities were available either to support the issuance of up to $250 million in commercial paper, or for bank borrowings, including issuances of letters of credit. See Note 21 for discussion of APS’s letters of credit.
SunCor
SunCor had no short-term borrowings at December 31, 2010 and approximately $5 million at December 31, 2009.
The table below presents the consolidated credit facilities and amounts available and outstanding and other short-term borrowings as of December 31, 2009 (dollars in millions):

					Weighted
Credit		Amount	Short-Term	Unused	Average	Commitment
Facility	Expiration	Committed	Borrowings	Amount	Interest Rate	Fees
PNW Revolving Credit Facility	December 2010	$283	$149	$134	0.982%	0.15%

APS Revolving Credit Facility	December 2010	377	—	377	—	0.11%

APS Revolving Credit Facility	September 2011	489	—	489	—	0.10%

SunCor Short-term Borrowings	January 2010	—	5	—	LIBOR plus 2.50%	—

Total		$1,149	$154	$1,000

Pinnacle West
At December 31, 2009, the Pinnacle West credit facility was available to support the issuance of up to $250 million in commercial paper or bank borrowings, including issuances of letters of credit, up to $94 million. At December 31, 2009, Pinnacle West had borrowings of approximately $149 million under its credit facility, no letters of credit and no other short-term borrowings.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APS
At December 31, 2009, the APS credit facilities were available either to support the issuance of up to $250 million in commercial paper or to be used for bank borrowings, including issuances of letters of credit, up to $583 million. At December 31, 2009, APS had no borrowings or letters of credit under its revolving credit facilities or other short-term borrowings.
Debt Provisions
Although provisions in APS’s articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements. On October 30, 2007, the ACC issued a financing order in which it approved APS’s request, subject to specified parameters and procedures, to increase (a) APS’s short-term debt authorization from 7% of APS’s capitalization to (i) 7% of APS’s capitalization plus (ii) $500 million (which is required to be used for purchases of natural gas and power) and (b) APS’s long-term debt authorization from approximately $3.2 billion to $4.2 billion in light of the projected growth of APS and its customer base and the resulting projected financing needs. This financing order expires December 31, 2012; however, all debt previously authorized and outstanding on December 31, 2012 will remain authorized and valid obligations of APS.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt and Liquidity Matters
Substantially all of Pinnacle West’s and APS’s debt is unsecured. The following table presents the components of long-term debt on the Consolidated Balance Sheets outstanding at December 31, 2010 and 2009 (dollars in thousands):

	Maturity	Interest	December 31,
	Dates (a)	Rates	2010	2009
APS
Pollution control bonds — Variable	2024-2038	(b )	$43,580	$222,880
Pollution control bonds — Fixed	2029-2034	(c )	522,275	342,975
Pollution control bonds with senior notes	2029	5.05%	90,000	90,000
Unsecured notes	2011	6.375%	400,000	400,000
Unsecured notes	2012	6.50%	375,000	375,000
Unsecured notes	2014	5.80%	300,000	300,000
Unsecured notes	2015	4.650%	300,000	300,000
Unsecured notes	2016	6.25%	250,000	250,000
Unsecured notes	2019	8.75%	500,000	500,000
Unsecured notes	2033	5.625%	200,000	200,000
Unsecured notes	2035	5.50%	250,000	250,000
Unsecured notes	2036	6.875%	150,000	150,000
Secured note	2014	6.00%	—	1,075
Palo Verde sale leaseback lessor notes	2015	8.00%	126,000	151,783
Unamortized discount			(6,183)	(7,185)
Capitalized lease obligations	2011-2012	(d )	2,001	2,837

Subtotal (e)			3,502,673	3,529,365

SUNCOR
Notes payable	2011	(f )	—	95,535
Capitalized lease obligations	2011-2012	(g )	—	100

Subtotal			—	95,635

PINNACLE WEST
Senior notes	2011	5.91%	175,000	175,000

Total long-term debt			3,677,673	3,800,000
Less current maturities:
APS			456,879	222,959
SunCor			—	80,517
Pinnacle West			175,000	—

Total			631,879	303,476

TOTAL LONG-TERM DEBT LESS CURRENT MATURITIES			$3,045,794	$3,496,524

(a)	This schedule does not reflect the timing of redemptions that may occur prior to maturities.

(b)	The weighted-average rate for the variable rate pollution control bonds was 0.32% at December 31, 2010 and 0.25% at December 31, 2009.

(c)	The bonds fixed rate of interest ranged from 2.875% to 6.00% at December 31, 2010. The bonds fixed interest ranged from 5.00% to 6.00% at December 31, 2009. Approximately $343 million are subject to mandatory tender dates. See discussion of the refinancing of pollution control bonds below.

(d)	The weighted-average interest rate was 5.29% at December 31, 2010 and 5.50% at December 31, 2009.

(e)	APS’s long-term debt less current maturities was $3.046 billion at December 31, 2010 and $3.306 billion at December 31, 2009.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f)	SunCor had no debt outstanding at December 31, 2010 and $57 million outstanding at December 31, 2009 under its secured revolver that matured on January 30, 2010. The weighted average interest rate at December 31, 2009 was 5.00%. SunCor had no debt outstanding at December 31, 2010 and $39 million at December 31, 2009 of other debt under other long-term facilities. At December 31, 2009, the remaining debt was primarily classified as current maturities of long-term debt and consisted of multiple notes with variable interest rates of prime plus 2.00% and LIBOR plus 1.70%, 2.00%, 2.25% and 2.50%.

(g)	The weighted-average interest rate was 4.90% December 31, 2009.
Credit Facilities and Debt Issuances
Pinnacle West
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
On August 10, 2010, APS changed the letter of credit supporting the approximately $17 million of Coconino County, Arizona Pollution Control Corporation Pollution Control Revenue Bonds (Arizona Public Service Company Project) Series 1998, due 2033. The bonds were in a daily rate mode supported by a prior letter of credit and remain in a daily rate mode, supported by a new three-year letter of credit expiring in August 2013.
On October 12, 2010, APS changed the interest rate mode for the approximately $147 million of City of Farmington, New Mexico Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Four Corners Project) 1994 Series A and 1994 Series B, due 2024 and City of Farmington, New Mexico Pollution Control Revenue Bonds (Arizona Public Service Company Four Corners Project) 1994 Series C, due 2024. The rate period for the 1994 Series A bonds and the 1994 Series B bonds changed from a daily rate mode, supported by letters of credit, to a term rate mode to maturity, subject to optional redemption after year ten, that will bear interest at a rate of 4.70% per annum until maturity in 2024 unless the optional redemption is exercised by APS. The rate period for the 1994 Series C bonds changed from a daily rate mode, supported by a letter of credit, to a three-year term rate mode that will bear interest at a rate of 2.875% per annum until October 2013. The letters of credit supporting each of these three series of bonds were terminated in connection with these changes, and there is no bank or other third-party credit support for any of these bonds.
On January 1, 2010, due to the adoption of amended accounting guidance relating to VIEs, APS began consolidating the Palo Verde Sale Leaseback Trusts. As a result of consolidation of these VIEs, APS has reported the Lessor Trusts’ long-term debt on its Consolidated Balance Sheets. Interest rates on these debt instruments are 8% and are fixed for the remaining life of the debt. As of December 31, 2010, approximately $29 million was classified as current maturities of long-term debt and approximately $97 million was classified as long-term debt relating to these VIEs. These debt instruments mature on December 30, 2015 and have sinking fund features that are serviced by the lease payments. See Note 20 for additional discussion of the VIEs.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SunCor
In 2010, SunCor sold land parcels, commercial assets and master planned home-building communities for approximately $72 million, which approximated the carrying value of these assets, resulting in a net gain of zero. In connection with these sales, SunCor negotiated a restructuring of certain of its credit facilities. The debt restructuring resulted in an after-tax gain of approximately $10 million. At December 31, 2010, SunCor had no debt outstanding.
Debt Provisions
Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with this covenant and each anticipates it will continue to meet this and other significant covenant requirements. For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%. At December 31, 2010, the ratio was approximately 49% for Pinnacle West and 46% for APS. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.
Neither Pinnacle West’s nor APS’s financing agreements contain “rating triggers” that would result in an acceleration of the required interest and principal payments in the event of a rating downgrade. However, our bank credit agreements contain a pricing grid in which the interest rates we pay for borrowings thereunder are determined by our current credit ratings.
All of Pinnacle West’s loan agreements contain “cross-default” provisions that would result in defaults and the potential acceleration of payment under these loan agreements if Pinnacle West or APS were to default under certain other material agreements. All of APS’s bank agreements contain cross-default provisions that would result in defaults and the potential acceleration of payment under these bank agreements if APS were to default under certain other material agreements. Pinnacle West and APS do not have a material adverse change restriction for credit facility borrowings.
An existing ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt. At December 31, 2010, APS’s common equity ratio, as defined, was 53%. Its total shareholder equity was approximately $3.8 billion, and total capitalization was approximately $7.2 billion. APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $2.9 billion, assuming APS’s total capitalization remains the same. This restriction does not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows principal payments due on Pinnacle West’s and APS’s total long-term debt and capitalized lease requirements (dollars in millions):

	Consolidated	Consolidated
Year	Pinnacle West	APS
2011	$632	$457
2012	477	477
2013	140	140
2014	502	502
2015	313	313
Thereafter	1,620	1,620

Total	$3,684	$3,509

7. Common Stock and Treasury Stock
Our common stock and treasury stock activity during each of the three years 2010, 2009 and 2008 is as follows (dollars in thousands):

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	100,525,470	$2,135,787	(39,505)	$(2,054)
Common stock issuance	422,966	10,845	—	—
Purchase of treasury stock (a)	—	—	(39,022)	(1,387)
Reissuance of treasury stock for stock compensation	—	—	18,700	587
Other	—	4,691	—	—

Balance at December 31, 2008	100,948,436	2,151,323	(59,827)	(2,854)

Common stock issuance	579,501	10,620	—	—
Purchase of treasury stock (a)	—	—	(66,173)	(2,156)
Reissuance of treasury stock for stock compensation	—	—	32,761	1,198
Other	—	(8,648)	—	—

Balance at December 31, 2009	101,527,937	2,153,295	(93,239)	(3,812)

Common stock issuance (b)	7,292,130	263,297	—	—
Purchase of treasury stock (a)	—	—	(1,994)	(82)
Reissuance of treasury stock for stock compensation	—	—	44,823	1,655
Other	—	4,780	—	—

Balance at December 31, 2010	108,820,067	$2,421,372	(50,410)	$(2,239)

(a)	Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

(b)	In April 2010, Pinnacle West issued 6,900,000 shares of common stock at an offering price of $38.00 per share, resulting in net proceeds of approximately $253 million. Pinnacle West contributed all of the net proceeds from this offering into APS in the form of equity infusions. APS has used these contributions to repay short-term indebtedness, to finance capital expenditures and for other general corporate purposes.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction or billed to electric plant participants) (dollars in thousands):

	Pension			Other Benefits
	2010	2009	2008	2010	2009	2008
Service cost-benefits earned during the period	$59,064	$54,288	$54,576	$19,236	$18,285	$17,793
Interest cost on benefit obligation	122,724	118,282	110,207	42,428	39,180	37,897
Expected return on plan assets	(124,161)	(116,535)	(118,309)	(39,257)	(34,428)	(43,609)
Amortization of:
Transition obligation	—	—	—	452	3,005	3,005
Prior service cost (credit)	1,705	2,080	2,455	(539)	(125)	(125)
Net actuarial loss	18,833	14,216	11,145	10,317	10,320	2,372

Net periodic benefit cost	$78,165	$72,331	$60,074	$32,637	$36,237	$17,333

Portion of cost charged to expense	$37,933	$36,484	$28,854	$15,839	$18,278	$8,325

APS share of cost charged to expense	$36,840	$34,850	$27,491	$15,382	$17,459	$7,932

The following table shows the plans’ changes in the benefit obligations and funded status for the years 2010 and 2009 (dollars in thousands):

	Pension		Other Benefits
	2010	2009	2010	2009
Change in Benefit Obligation
Benefit obligation at January 1	$2,074,131	$1,884,656	$700,535	$655,265
Service cost	59,064	54,288	19,236	18,285
Interest cost	122,724	118,282	42,428	39,180
Benefit payments	(93,776)	(77,577)	(20,421)	(18,959)
Actuarial loss	183,365	94,482	98,094	6,764
Plan amendments	(448)	—	(11,975)	—

Benefit obligation at December 31	2,345,060	2,074,131	827,897	700,535

Change in Plan Assets
Fair value of plan assets at January 1	1,461,808	1,430,372	490,455	429,306
Actual return on plan assets	190,380	96,511	60,255	61,101
Employer contributions	200,000	—	16,700	15,506
Benefit payments	(76,592)	(65,075)	—	(15,458)

Fair value of plan assets at December 31	1,775,596	1,461,808	567,410	490,455

Funded Status at December 31	$(569,464)	$(612,323)	$(260,487)	$(210,080)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the projected benefit obligation and the accumulated benefit obligation for the pension plan in excess of plan assets as of December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Projected benefit obligation	$2,345,060	$2,074,131
Accumulated benefit obligation	2,065,091	1,824,661
Fair value of plan assets	1,775,596	1,461,808
The following table shows the amounts recognized on the Consolidated Balance Sheets as of December 31, 2010 and 2009 (dollars in thousands):

	Pension		Other Benefits
	2010	2009	2010	2009
Current liability	$(16,830)	$(11,065)	$—	$—
Noncurrent liability	(552,634)	(601,258)	(260,487)	(210,080)

Net amount recognized	$(569,464)	$(612,323)	$(260,487)	$(210,080)

The following table shows the details related to accumulated other comprehensive loss as of December 31, 2010 and 2009 (dollars in thousands):

	Pension		Other Benefits
	2010	2009	2010	2009
Net actuarial loss	$502,938	$404,619	$261,071	$194,301
Prior service cost (credit)	5,712	7,865	(4,571)	(794)
Transition obligation	—	—	903	9,015
APS’s portion recorded as a regulatory asset	(419,774)	(336,728)	(249,255)	(195,389)
Income tax benefit	(35,106)	(29,902)	(2,498)	(2,095)

Accumulated other comprehensive loss	$53,770	$45,854	$5,650	$5,038

The following table shows the estimated amounts that will be amortized from accumulated other comprehensive loss and regulatory assets into net periodic benefit cost in 2011 (dollars in thousands):

		Other
	Pension	Benefits
Net actuarial loss	$25,660	$13,736
Prior service cost (credit)	1,400	(539)
Transition obligation	—	452

Total amounts estimated to be amortized from accumulated other comprehensive income and regulatory assets in 2011	$27,060	$13,649

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the weighted-average assumptions used for both the pension and other benefits to determine benefit obligations and net periodic benefit costs:

	Benefit Obligations		Benefit Costs
	As of December 31,		For the Years Ended December 31,
	2010	2009	2010	2009	2008
Discount rate-pension	5.31%	5.90%	5.90%	6.11%	6.25%
Discount rate-other benefits	5.49%	6.00%	6.00%	6.13%	6.31%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets	N/A	N/A	8.25%	8.25%	9.00%
Initial health care cost trend rate	8.00%	8.00%	8.00%	8.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Number of years to ultimate trend rate	4	4	4	4	4
In selecting the pretax expected long-term rate of return on plan assets we consider past performance and economic forecasts for the types of investments held by the plan. For the year 2011, we are assuming a 7.75% long-term rate of return on plan assets, which we believe is reasonable given our asset allocation in relation to historical and expected performance.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. In selecting our health care trend rate, we consider past performance and forecasts of health care costs. A one percentage point change in the assumed initial and ultimate health care cost trend rates would have the following effects (dollars in millions):

	1% Increase	1% Decrease
Effect on other postretirement benefits expense, after consideration of amounts capitalized or billed to electric plant participants	$9	$(8)
Effect on service and interest cost components of net periodic other postretirement benefit costs	12	(9)
Effect on the accumulated other postretirement benefit obligation	134	(107)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Long-term fixed income assets consist primarily of fixed income debt securities issued by the U.S. Treasury, other government agencies, and corporations. Long-term fixed income assets may also include interest rate swaps, U.S. Treasury futures and other instruments. The investment policy does not provide for a specific mix of long-term fixed income assets, but does require the average credit rating of such assets to be considered upper medium grade or above. The 2010 year-end long-term fixed income asset strategy focused on investments in corporate bonds of primarily investment-grade U.S. issuers and long-term treasuries, with total long-term fixed income assets representing 41% of total pension plan assets and 39% of other benefit plans assets.
Return-generating assets in the pension plan and other benefit plans target a mix of approximately 64% U.S. equities, 27% international equities, and 9% alternative investments. The 2010 year-end U.S. equity holdings were invested primarily in large-cap companies in diverse industries. International equities include investments in emerging and developing markets. Return-generating assets also include investments in securities through commingled funds in common and collective trusts. Alternative investments primarily include investments in real estate. The 2010 year-end return-generating assets represented 59% of total pension plan assets and 61% of other benefit plans assets.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
See Note 14 for a discussion on the fair value hierarchy and how fair value methodologies are applied. The fair value of Pinnacle West’s pension plan and other postretirement benefit plan assets at December 31, 2010, by asset category, are as follows (dollars in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other
	Identical	Observable		Balance at
	Assets	Inputs	Netting and	December 31,
	(Level 1)	(Level 2)	Other (a)	2010
Pension Plan:
Assets:
Cash and cash equivalents	$2,375	$—	$—	$2,375
Debt Securities:
Corporate	—	508,946	—	508,946
U.S. Treasury	163,313	—	—	163,313
Other (b)	—	53,358	—	53,358
Equities:
U.S. Companies	462,973	—	—	462,973
International Companies	129,094	—	—	129,094
Other investments	—	5,549	8,071	13,620
Common and collective trusts:
U.S. Equities	—	146,705	—	146,705
International Equities	—	177,114	—	177,114
Real estate	—	92,454	—	92,454
Short-term investments	—	25,644	—	25,644

Total Pension Plan	$757,755	$1,009,770	$8,071	$1,775,596

Other Benefits:
Assets:
Cash and cash equivalents	$243	$—	$—	$243
Debt Securities:
Corporate	—	118,660	—	118,660
U.S. Treasury	74,049	—	—	74,049
Other (b)	—	24,456	—	24,456
Equities:
U.S. Companies	179,655	—	—	179,655
International Companies	25,121	—	—	25,121
Other investments	—	365	2,034	2,399
Common and collective trusts:
U.S. Equities	—	54,144	—	54,144
International Equities	—	61,455	—	61,455
Real Estate	—	7,357	—	7,357
Short-term investments	—	19,871	—	19,871

Total Other Benefits	$279,068	$286,308	$2,034	$567,410

(a)	Represents netting of plan receivables and payables.

(b)	This category consists primarily of municipal securities.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of Pinnacle West’s pension plan and other postretirement benefit plan assets at December 31, 2009, by asset category, are as follows (dollars in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable		Balance at
	Assets	Inputs	Inputs	Netting and	December 31,
	(Level 1)	(Level 2)	(Level 3)	Other (a)	2009
Pension Plan:
Assets:
Cash and cash equivalents	$519	$—	$—	$—	$519
Debt Securities:
Corporate	—	590,343	—	—	590,343
Other (b)	—	66,281	—	—	66,281
Interest rate swaps	—	20,512	—	(20,103)	409
Equities:
U.S. Companies	341,318	—	—	—	341,318
International Companies	83,492	—	—	—	83,492
Other investments	—	6,747	—	10,177	16,924
Common and collective trusts:
U.S. Equities	—	144,016	—	—	144,016
International Equities	—	132,168	—	—	132,168
Real estate	—	—	64,212	—	64,212
Short-term investments	—	22,126	—	—	22,126

Liabilities:
Interest rate swaps	—	(20,103)	—	20,103	—

Total Pension Plan	$425,329	$962,090	$64,212	$10,177	$1,461,808

Other Benefits:
Assets:
Cash and cash equivalents	$156	$—	$—	$—	$156
Debt Securities:
Corporate	—	173,895	—	—	173,895
Other (b)	—	20,280	—	—	20,280
Interest rate swaps	—	2,091	—	(2,049)	42
Equities:
U.S. Companies	170,293	—	—	—	170,293
International Companies	9,721	—	—	—	9,721
Other investments	—	383	—	(785)	(402)
Common and collective trusts:
U.S. Equities	—	49,363	—	—	49,363
International Equities	—	52,670	—	—	52,670
Real Estate	—	—	6,504	—	6,504
Short-term investments	—	7,933	—	—	7,933

Liabilities:
Interest rate swaps	—	(2,049)	—	2,049	—

Total Other Benefits	$180,170	$304,566	$6,504	$(785)	$490,455

(a)	Represents netting under master netting arrangements and plan receivables and payables.

(b)	This category consists primarily of municipality issued debt securities, but also includes U.S. Treasuries and asset-backed securities such as collateralized mortgage obligations.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the changes in fair value for assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and December 31, 2009 (dollars in thousands):

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
		Other		Other
Common and Collective Trusts — Real Estate	Pension	Benefits	Pension	Benefits

Beginning balance at January 1	$64,212	$6,504	$88,379	$8,951
Actual return on assets still held (a)	(204)	(23)	(29,590)	(2,991)
Purchases, sales, and settlements	18,003	45	5,423	544
Transfers in and/or out of Level 3 (b)	(82,011)	(6,526)	—	—

Ending balance at December 31	$—	$—	$64,212	$6,504

(a)	The return for December 31, 2010 represents the return on assets held as of March 31, 2010, the beginning of the period in which all the assets were transferred out of Level 3. The return for December 31, 2009 represents the return on assets held as of December 31, 2009, as no transfers occurred into or out of Level 3 during the year.

(b)	Transfers into and out of Level 3 are measured at the beginning of the period in which the transfer occurs. Transfers out of Level 3 during 2010 relate to our Real Estate Common and Collective Trust being transferred to a Level 2 investment. During 2009 the Real Estate Common and Collective Trust had special redemption restrictions in place, which limited our ability to transact at the fund’s net asset value. During 2010 these special redemption restrictions were lifted, and we were able to transact in the fund at the net asset value according to the fund’s normal redemption policy.
Contributions
The required minimum contribution to our pension plan is zero in 2011 and approximately $85 million in 2012. In 2010, we made voluntary contributions of $200 million to our pension plan. The contribution to our other postretirement benefit plans in 2010 was approximately $17 million. The contributions to our other postretirement benefit plans for 2011 and 2012 are expected to be approximately $20 million each year. APS and other subsidiaries fund their share of the contributions. APS’s share is approximately 98% of both plans.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated Future Benefit Payments
Benefit payments, which reflect estimated future employee service, for the next five years and the succeeding five years thereafter are estimated to be as follows (dollars in thousands):

Year	Pension	Other Benefits (a)
2011	$106,556	$23,197
2012	116,615	25,713
2013	129,031	28,619
2014	141,815	31,484
2015	154,185	34,176
Years 2016-2020	972,338	216,736

(a)	The expected future other benefit payments take into account the Medicare Part D subsidy.
Employee Savings Plan Benefits
Pinnacle West sponsors a defined contribution savings plan for eligible employees of Pinnacle West and its subsidiaries. In 2010, costs related to APS’s employees represented 98% of the total cost of this plan. In a defined contribution savings plan, the benefits a participant receives result from regular contributions participants make to their own individual account, the Company’s matching contributions and earnings or losses on their investments. Under this plan, the Company matches a percentage of the participants’ contributions in cash which is then invested in the same investment mix as participants elect to invest their own future contributions. Pinnacle West recorded expenses for this plan of approximately $9 million for 2010, $9 million for 2009 and $8 million for 2008.
9. Leases
We lease certain vehicles, land, buildings, equipment and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates.
Total lease expense recognized in the Consolidated Statements of Income was $23 million in 2010, $28 million in 2009 and $28 million in 2008. APS’s lease expense was $19 million in 2010, $19 million in 2009 and $21 million in 2008.
Estimated future minimum lease payments for Pinnacle West’s and APS’s operating leases, excluding purchased power agreements, are approximately as follows (dollars in millions):

	Pinnacle West
Year	Consolidated	APS
2011	$24	$20
2012	21	17
2013	17	14
2014	14	11
2015	13	10
Thereafter	9	7

Total future lease commitments	$98	$79

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back interests in Palo Verde Nuclear Generating Station (“Palo Verde”) Unit 2 and related common facilities. Prior to January 1, 2010 the arrangements were accounted for as operating leases. On January 1, 2010, due to the adoption of amended accounting guidance related to VIE’s these agreements were deemed variable interests and consolidated. We adopted this accounting change using retrospective application and have adjusted prior periods presented. Consolidation of the lessor trust entities eliminates the lease accounting we previously reported and results in changes in our consolidated assets, debt, equity, and net income. The above disclosures exclude the impacts of these transactions, as lease accounting for these agreements is eliminated upon consolidation. See Note 20 for a discussion of VIEs.
10. Jointly-Owned Facilities
APS shares ownership of some of its generating and transmission facilities with other companies. Our share of operations and maintenance expense and utility plant costs related to these facilities is accounted for using proportional consolidation. The following table shows APS’s interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2010 (dollars in thousands):

					Construction
	Percent		Plant in	Accumulated	Work in
	Owned		Service	Depreciation	Progress
Generating facilities:
Palo Verde Units 1 and 3	29.1%		$2,056,977	$1,112,159	$58,272
Palo Verde Unit 2 (a)	17.0%		705,996	342,640	28,162
Palo Verde Sale Leaseback	(a	)	351,050	213,094	—
Four Corners Units 4 and 5	15.0%		167,076	102,918	1,971
Four Corners common	28.3%		11,585	5,738	531
Navajo Generating Station Units 1, 2 and 3	14.0%		260,590	163,281	11,041
Cholla common facilities (b)	63.3	%(c)	140,041	48,815	3,229
Transmission facilities:
ANPP 500KV System	34.0	%(c)	85,359	27,211	4,863
Navajo Southern System	26.1	%(c)	50,021	14,022	201
Palo Verde — Yuma 500KV System	43.5	%(c)	9,408	4,165	1,462
Four Corners Switchyards	47.5	%(c)	8,691	2,721	2,810
Phoenix — Mead System	17.5	%(c)	39,153	14,670	287
Palo Verde — Estrella 500KV System	50.0	%(c)	85,622	7,469	805
North Valley System	71.2	%(c)	69,497	293	24,113
Round Valley System	50.0	%(c)	—	—	66

(a)	See Notes 9 and 20.

(b)	PacifiCorp owns Cholla Unit 4 and APS operates the unit for PacifiCorp. The common facilities at Cholla are jointly-owned.

(c)	Weighted average of interests.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Commitments and Contingencies
Palo Verde Nuclear Generating Station
Spent Nuclear Fuel and Waste Disposal
APS currently estimates it will incur $132 million (in 2010 dollars) over the current life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. At December 31, 2010, APS had a regulatory liability of $45 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.
Nuclear Insurance
The Palo Verde participants are insured against public liability for a nuclear incident up to $12.6 billion per occurrence. As required by the Price Anderson Nuclear Industries Indemnity Act, Palo Verde maintains the maximum available nuclear liability insurance in the amount of $375 million, which is provided by commercial insurance carriers. The remaining balance of $12.2 billion is provided through a mandatory industry wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $118 million, subject to an annual limit of $18 million per incident, to be periodically adjusted for inflation. Based on APS’s interest in the three Palo Verde units, APS’s maximum potential assessment per incident for all three units is approximately $103 million, with an annual payment limitation of approximately $15 million.
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
Fuel and Purchased Power Commitments and Purchase Obligations
APS is party to purchase obligations and various fuel and purchased power contracts with terms expiring between 2011 and 2042 that include required purchase provisions. APS estimates the contract requirements to be approximately $594 million in 2011; $529 million in 2012; $419 million in 2013; $544 million in 2014; $526 million in 2015; and $7.2 billion thereafter. However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Of the various fuel and purchased power contracts mentioned above, some of those contracts have take-or-pay provisions. The contracts APS has for its coal supply include take-or-pay provisions. The current take-or-pay coal contracts have terms that expire in 2024.
The following table summarizes our actual and estimated take-or-pay commitments (dollars in millions):

	Actual			Estimated (a)
	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter
Coal take-or-pay commitments	$81	$93	$66	$76	$78	$80	$82	$85	$204

(a)	Total take-or-pay commitments are approximately $605 million. The total net present value of these commitments is approximately $435 million.
Renewable Energy Credits
APS has entered into contracts to purchase renewable energy credits to comply with the Renewable Energy Standard. APS estimates the contract requirements to be approximately $57 million in 2011; $20 million in 2012; $20 million in 2013; $20 million in 2014; $20 million in 2015; and $196 million thereafter.
Coal Mine Reclamation Obligations
APS must reimburse certain coal providers for amounts incurred for coal mine reclamation. APS’s coal mine reclamation obligation was approximately $117 million at December 31, 2010 and $92 million at December 31, 2009.
FERC Market Issues
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Superfund
Superfund establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are PRPs. PRPs may be strictly, and often are jointly and severally, liable for clean-up. On September 3, 2003, the EPA advised APS that the EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (OU3) in Phoenix, Arizona. APS has facilities that are within this Superfund site. APS and Pinnacle West have agreed with the EPA to perform certain investigative activities of the APS facilities within OU3. In addition, on September 23, 2009, APS agreed with the EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan. We estimate that our costs related to this investigation and study will be approximately $1 million, which is reserved as a liability on our financial statements. We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time we cannot accurately estimate our total expenditures.
Landlord Bankruptcy
On April 16, 2009, the landlord for our corporate headquarters building announced that it is seeking relief under Chapter 11 of the United States Bankruptcy Code. We currently have several assets on our books related to our landlord, the most significant of which is an asset related to levelized rent payments for the building of approximately $71 million. This amount will continue to increase to approximately $93 million as a result of the lease terms until 2015, when this amount will begin to decrease over the remaining life of the lease. In November 2010, our landlord exited bankruptcy and our leases were assumed and reinstated. This matter is now closed.
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
Some of APS’s transmission and distribution assets have asset retirement obligations because they are subject to right of way and easement agreements that require final removal. These agreements have a history of uninterrupted renewal that APS expects to continue. As a result, APS cannot reasonably estimate the fair value of the asset retirement obligation related to such distribution and transmission assets.
Additionally, APS has aquifer protection permits for some of its generation sites that require the closure of certain facilities at those sites. The asset retirement obligations associated with our non-regulated assets are immaterial.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following schedule shows the change in our asset retirement obligations for 2010 and 2009 (dollars in millions):

	2010	2009
Asset retirement obligations at the beginning of year	$302	$276
Changes attributable to:
Liabilities settled	—	(1)
Accretion expense	22	20
Estimated cash flow revisions	5	7

Asset retirement obligations at the end of year	$329	$302

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal. See detail of regulatory liabilities in Note 3.
13. Selected Quarterly Financial Data (Unaudited)
Consolidated quarterly financial information for 2010 and 2009 is as follows (dollars in thousands, except per share amounts):

	2010 Quarter Ended				2010
	March 31, (a)	June 30,	September 30,	December 31,	Total

Operating revenues	$620,355	$820,594	$1,139,085	$683,611	$3,263,645
Operations and maintenance	207,842	215,104	221,469	232,991	877,406
Operating income	57,668	203,273	403,625	59,318	723,884
Income taxes	(7,172)	51,829	123,486	(3,822)	164,321
Income from continuing operations	11,983	94,584	231,828	12,203	350,598
Net income (loss) attributable to common shareholders	(6,014)	114,797	233,920	7,350	350,053

Basic earnings per share:
Income from continuing operations attributable to common shareholders	$0.07	$0.84	$2.09	$0.07	$3.10
Net income (loss) attributable to common shareholders	(0.06)	1.07	2.15	0.07	3.28

Diluted earnings per share:
Income from continuing operations attributable to common shareholders	$0.07	$0.83	$2.08	$0.06	$3.08
Net income (loss) attributable to common shareholders	(0.06)	1.07	2.14	0.07	3.27

(a)
The March 31, 2010 results were adjusted for the effect of reclassifications for discontinued operations. The adjustments resulted in a reduction in operating revenues of $13,236, a reduction in operations and maintenance of $2,149, an increase in operating income of $20,034, an increase in income taxes of $8,308, and an increase in income from continuing operations of $12,755. The adjustments also resulted in an increase in income from continuing operations basic and diluted earnings per share of $0.13.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009 Quarter Ended				2009
	March 31,	June 30,	September 30,	December 31,	Total

As originally reported in the 2009 10-K:
Operating revenues	$625,867	$835,972	$1,142,205	$693,057	$3,297,101
Operations and maintenance	207,531	226,245	208,769	232,812	875,357
Operating income (loss)	(204,923)	162,007	345,397	19,292	321,773
Income taxes	(95,004)	39,579	103,507	(10,255)	37,827
Income (loss) from continuing operations	(165,993)	74,027	188,065	(28,868)	67,231
Net income (loss) attributable to common shareholders	(156,510)	68,347	186,652	(30,159)	68,330

Palo Verde VIE reclassifications (see Note 20):
Operations and maintenance	$(9,915)	$(9,914)	$(9,916)	$(9,915)	$(39,660)
Operating income	7,989	7,989	7,989	7,989	31,956
Income from continuing operations	4,650	4,651	4,953	4,955	19,209

Discontinued operations reclassifications (see Note 22):
Operating revenues	$(18,489)	$(17,384)	$(53,169)	$(32,149)	$(121,191)
Operations and maintenance	(790)	(786)	(823)	(1,435)	(3,834)
Operating income	220,888	1,898	14,021	19,617	256,424
Income taxes	81,820	1,421	6,271	9,167	98,679
Income from continuing operations	140,651	2,352	10,310	12,805	166,118

After reclassifications:
Operating revenues	$607,378	$818,588	$1,089,036	$660,908	$3,175,910
Operations and maintenance	196,826	215,545	198,030	221,462	831,863
Operating income	23,954	171,894	367,407	46,898	610,153
Income taxes	(13,184)	41,000	109,778	(1,088)	136,506
Income (loss) from continuing operations	(20,692)	81,030	203,328	(11,108)	252,558
Net income (loss) attributable to common shareholders	(156,510)	68,347	186,652	(30,159)	68,330

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009 Quarter Ended				2009
	March 31,	June 30,	September 30,	December 31,	Total

As originally reported in the 2009 10-K — Basic earnings per share:
Income (loss) from continuing operations attributable to common shareholders	$(1.50)	$0.73	$1.86	$(0.29)	$0.81
Net income (loss) attributable to common shareholders	(1.55)	0.68	1.84	(0.30)	0.68

After reclassifications — Basic earnings per share:
Income (loss) from continuing operations attributable to common shareholders	$(0.25)	$0.76	$1.96	$(0.16)	$2.31
Net income (loss) attributable to common shareholders	(1.55)	0.68	1.84	(0.30)	0.68

As originally reported in the 2009 10-K— Diluted earnings per share:
Income (loss) from continuing operations attributable to common shareholders	$(1.50)	$0.74	$1.86	$(0.29)	$0.81
Net income (loss) attributable to common shareholders	(1.55)	0.68	1.84	(0.30)	0.67

After reclassifications — Diluted earnings per share:
Income (loss) from continuing operations attributable to common shareholders	$(0.25)	$0.75	$1.96	$(0.16)	$2.30
Net income (loss) attributable to common shareholders	(1.55)	0.68	1.84	(0.30)	0.67
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
Level 2 — Quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. This category includes nonexchange-traded contracts such as forwards, options, and swaps. This category also includes investments, in common and commingled funds that are redeemable and valued based on the funds’ net asset values.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Nuclear Decommissioning Trust
The nuclear decommissioning trust invests in fixed income securities directly and equity securities indirectly through commingled funds. The commingled equity funds are valued based on the fund’s net asset value (“NAV”) and are classified within Level 2. We may transact in the fund on a semi-monthly basis. Our trustee provides valuation of our nuclear decommissioning trust assets by using pricing services to determine fair market value. We assess these valuations and verify that pricing can be supported by actual recent market transactions. The trust fund investments have been established to satisfy APS’s nuclear decommissioning obligations.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Tables
The following table presents the fair value at December 31, 2010 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Counterparty	Balance at
	Identical Assets	Inputs	Inputs (a)	Netting &	December 31,
	(Level 1)	(Level 2)	(Level 3)	Other (b)	2010
Assets
Cash equivalents	$35	$—	$—	$—	$35
Risk management activities:
Commodity contracts	—	80	61	(28)	113
Nuclear decommissioning trust:
Equity securities:
U.S. commingled funds	—	168	—	—	168
Fixed income securities:
U.S. Treasury	50	—	—	—	50
Cash and cash equivalent funds	—	22	—	—	22
Corporate	—	60	—	—	60
Mortgage-backed	—	81	—	—	81
Municipality	—	79	—	—	79
Other	—	20	—	(10)	10

Total	$85	$510	$61	$(38)	$618

Liabilities
Risk management activities:
Commodity contracts	$(1)	$(280)	$(99)	$256	$(124)

(a)	Primarily consists of long-dated electricity contracts.

(b)
Risk management activities represent netting under master netting arrangements, including margin and collateral. See Note 18. Nuclear decommissioning trust represents net pending securities sales and purchases.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the changes in fair value for assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2010 and 2009 (dollars in millions):

	Year Ended
	December 31,
	2010	2009
Net risk management activities at beginning of period	$(10)	$(7)
Total net gains (losses) realized/unrealized:
Included in earnings	(1)	3
Included in OCI	(14)	(2)
Deferred as a regulatory asset or liability	(38)	19
Settlements	19	(2)
Transfers into Level 3 from Level 2	5	(25)
Transfers from Level 3 into Level 2	1	4

Net risk management activities at end of period	$(38)	$(10)

Net unrealized gains (losses) included in earnings related to instruments still held at end of period	$(1)	$3
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the carrying amount and estimated fair value of our long-term debt, including current maturities (dollars in millions):

	As of		As of
	December 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Pinnacle West	$175	$176	$175	$180
APS	3,503	3,737	3,530	3,674
SunCor	—	—	95	96

Total	$3,678	$3,913	$3,800	$3,950

Nuclear Decommissioning Trust
To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations. Third-party investment managers are authorized to buy and sell securities per their stated investment guidelines. The trust funds are invested in fixed income securities and domestic equity securities. APS classifies investments in decommissioning trust funds as available for sale. As a result, we record the decommissioning trust funds at their fair value on our Consolidated Balance Sheets. Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have recorded the offsetting amount of gains or losses on investment securities in other regulatory liabilities or assets. The following table summarizes the fair value of APS’s nuclear decommissioning trust fund assets at December 31, 2010 and December 31, 2009 (dollars in millions):

		Total	Total
		Unrealized	Unrealized
	Fair Value	Gains	Losses
2010
Equity securities	$168	$43	$(1)
Fixed income securities	312	12	(2)
Net payables (a)	(10)	—	—

Total	$470	$55	$(3)

(a)	Net payables relate to pending securities sales and purchases.

		Total	Total
		Unrealized	Unrealized
	Fair Value	Gains	Losses
2009
Equity securities	$167	$37	$(6)
Fixed income securities	247	11	(1)
Net receivables (a)	1	—	—

Total	$415	$48	$(7)

(a)	Net receivables relate to pending securities sales and purchases.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The costs of securities sold are determined on the basis of specific identification. The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Year Ended December 31,
	2010	2009	2008

Realized gains	$17	$10	$7
Realized losses	(4)	(7)	(8)
Proceeds from the sale of securities (a)	560	441	318

(a)	Proceeds are reinvested in the trust.
The fair value of fixed income securities, summarized by contractual maturities, at December 31, 2010 is as follows (dollars in millions):

Fair Value
Less than one year	$25
1 year - 5 years	58
5 years - 10 years	102
Greater than 10 years	127

Total	$312

15. Earnings Per Share
The following table presents earnings per weighted-average common share outstanding for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Basic earnings per share:
Income from continuing operations attributable to common shareholders	$3.10	$2.31	$2.59
Income (loss) from discontinued operations	0.18	(1.63)	(0.19)

Earnings per share — basic	$3.28	$0.68	$2.40

Diluted earnings per share:
Income from continuing operations attributable to common shareholders	$3.08	$2.30	$2.58
Income (loss) from discontinued operations	0.19	(1.63)	(0.18)

Earnings per share — diluted	$3.27	$0.67	$2.40

Dilutive stock options and performance shares (which are contingently issuable) increased average common shares outstanding by approximately 565,000 shares in 2010, 103,000 shares in 2009 and 274,000 shares in 2008. Total average common shares outstanding for the purposes of calculating diluted earnings per share were 107,137,785 shares in 2010, 101,263,795 shares in 2009 and 100,964,920 shares in 2008.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Options to purchase 192,542 shares of common stock during 2010 were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share were 572,301 during 2009 and 687,375 during 2008.
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
Restricted Stock Unit Awards and Stock Grants
Stock grants were issued to non-officer members of the Board of Directors in 2009 and 2008 under the 2007 Plan and were paid in fully transferable shares of stock. In 2010, non-officer members of the Board of Directors were given the option to elect to receive a stock grant, or to defer receipt and receive restricted stock units in lieu of the stock grant. The 2010 stock grants and deferred restricted stock units were issued under the 2007 Plan. The election to receive a stock grant or to defer, and the related elections were made on or before December 31, 2009. Participants had to elect to receive their deferred grant as of the last business day of the month following the month in which they separate service from the Board of Directors, or as of a date specified by them in 2011 or later. The deferral has the election to receive payment in either 50% cash and 50% fully transferable shares of stock, or 100% in fully transferable shares of stock, in exchange for each restricted stock unit. Each restricted stock unit payable in cash represents the right to receive a cash payment equal to the fair market value of one share of Pinnacle West’s common stock. The deferral will also include dividend equivalent payments in either 50% cash and 50% fully-transferable shares of stock or in 100% fully-transferable shares of stock per the participant’s election equal to the amount of dividends that they would have received if the participant had owned the stock to which the restricted stock units relate from the date of grant to the date of payment plus interest.
Restricted stock unit awards were granted to officers and key employees in 2010, 2009 and 2008 under the 2007 Plan. For 2009 and 2008 officers and key employees elected to receive payment in either cash or in fully transferable shares of stock, in exchange for each restricted stock unit on pre-established valuation dates. For the 2010 award the election for the awards is either 50% cash and 50% fully transferable shares of stock, or 100% in fully transferable shares of stock, in exchange for each restricted stock unit. Each restricted stock unit payable in cash represents the right to receive a cash payment equal to the fair market value of one share of Pinnacle West’s common stock.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock unit awards vest and settle in annual installments over a four-year period. In addition, officers and key employees will receive a cash payment equal to the amount of dividends that they would have received if they had owned the stock to which the restricted stock units relate from the date of grant to the date of payment plus interest. For the 2010 award the officers and key employees will receive either a 50% cash payment and 50% fully transferrable shares of stock, or 100% in fully transferable shares of stock equal to the amount of dividends that they would have received if they had owned the stock to which the restricted stock units relate from the date of grant to the date of payment plus interest. The dividend equivalents payout election has to be the same as the election for the payout of restricted stock units. For any employee that was eligible to retire before the settlement date, the employee’s restricted stock unit awards vest by retirement date and the compensation expense is recognized by retirement eligibility. As the restricted stock unit award is accounted for as a liability award, compensation costs, initially measured based on the Company’s stock price on the grant date, are remeasured at each balance sheet date, using Pinnacle West’s closing stock price.
Restricted stock unit awards were granted to a selected set of key employees of Pinnacle West on October 21, 2008, February 18, 2009, March 18, 2009, April 13, 2009, July 29, 2009, January 19, 2010, February 22, 2010, April 1, 2010 and November 2, 2010 under the 2007 Plan. The award of the restricted stock units follows the same vesting schedule as the 2007, 2008, 2009 and 2010 restricted stock unit awards.
The following table is a summary of granted restricted stock units and stock grants and the weighted average fair value for the three years ended 2010, 2009 and 2008:

	2010	2009	2008
Units granted	202,341	261,006	224,658
Grant date fair value (a)	$37.47	$30.25	$36.26

(a)	weighted average fair value
The following table is a summary of the status of restricted stock units and stock grants, as of December 31, 2010 and changes during the year. This table represents only the stock portion of restricted stock units, per the election on payment discussed in the paragraph above:

		Weighted-Average
Nonvested shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2010	145,339	$33.57
Granted	146,391	37.46
Vested	59,409	35.16
Forfeited	8,640	34.18

Nonvested at December 31, 2010	223,681	35.69

The amount of cash required to settle the payment for the 2007 grant on February 20, 2010, February 20, 2009 and February 20, 2008 was $0.9 million, $0.8 million and $1.0 million respectively. The amount of cash required to settle the payment for the 2008 grant on February 20, 2010 and February 20, 2009 was $1.5 million and $1.3 million respectively. The amount of cash required to settle the payment for the 2009 grant on February 20, 2010 was $1.4 million.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Awards
Performance share awards were granted to officers and key employees in 2010, 2009 and 2008 under the 2007 Plan. Performance share awards for 2008 contain performance criteria that affect the number of shares ultimately received. Generally, each recipient of performance shares is entitled to receive shares of common stock after the end of a three-year performance period. The number of shares each recipient ultimately receives, if any, is based upon the percentile ranking of Pinnacle West’s earnings per share growth rate at the end of the three-year period as compared with the earnings per share growth rate of all relevant companies in a specified utilities index.
Performance share awards for 2009 also contain performance criteria that affect the number of shares that ultimately vest; 50% of the award is based on the same percentile ranking as the 2008 award and the other 50% of the award is based on six non-financial separate performance metrics.
Performance share awards for 2010 also contain performance criteria that affects the number of shares that ultimately vest; 50% of the award is based upon the percentile ranking of Pinnacle West’s total shareholder return at the end of the three-year performance period as compared with the total shareholder return of all relevant companies in a specified utilities index and the other 50% of the award is based on six non-financial separate performance metrics.
For any employee that was eligible to retire before the settlement date, the employee’s performance share awards vest by retirement date and the compensation expense is recognized by retirement eligibility. Performance share awards are accounted for as liability awards, as employees are not required to withhold at the minimum statutory required rate. Compensation costs, initially measured based on the Company’s stock price on the grant date, are remeasured at each balance sheet date, using Pinnacle West’s closing stock price. Management also evaluates the probability of meeting the performance criteria at each balance sheet date. If the goals are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.
Performance shares were granted to officers and key employees of Pinnacle West on October 21, 2008, February 18, 2009, March 18, 2009, April 13, 2009, July 29, 2009, January 19, 2010, February 22, 2010, April 1, 2010 and November 2, 2010 under the 2007 Plan.
The following table is a summary of the Performance shares granted and the weighted average fair value for the three years ended 2010, 2009 and 2008:

	2010	2009	2008
Units granted	178,722	240,624	226,242
Grant date fair value (a)	$37.57	$30.19	$36.24

(a)	weighted average grant date fair value

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of the status of performance shares, as of December 31, 2010 and changes during the year:

		Weighted-Average
Nonvested shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2010	358,943	$32.34
Granted	178,722	37.57
Vested	127,673	36.29
Forfeited	14,680	33.20

Nonvested at December 31, 2010	395,312	33.44

Retention Units
The retention unit awards have fully vested and settled on January 4, 2010; for any employee that was eligible to retire before that date, the employee’s retention units vested by retirement date and the compensation expense was recognized by retirement eligibility. Retention unit awards were granted to key employees in 2006 and 2007. Each retention unit award represented the right to receive a cash payment equal to the fair market value of one share of Pinnacle West’s common stock, determined on pre-established valuation dates. Each retention unit award vested and settled in equal annual installments over a four-year period. In addition, the employee received a cash payment equal to the amount of dividends that the employee would have received if the employee had owned the stock from the date of grant to the date of payment plus interest. As this award was accounted for as a liability award, compensation costs, initially measured based on the Company’s stock price on the grant date, were remeasured at each balance sheet date, using Pinnacle West’s closing stock price.
The amount of cash to settle the payment on the first business day of 2010 was $1.3 million, 2009 was $1.1 million, and 2008 was $1.3 million.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the option activity under our equity incentive plans for the year ended December 31, 2010:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value (dollars
Options	Shares	Exercise Price	Term (Years)	in thousands)
Outstanding at January 1, 2010	432,699	$41.20
Exercised	119,725	38.03
Forfeited or expired	230,750	43.50

Outstanding at December 31, 2010	82,224	39.37	1.3	$225

Exercisable at December 31, 2010	82,224	39.37	1.3	$225

Cash received from options exercised under our share-based payment arrangements was $4.6 million for 2010, $3 million for 2009, and zero for 2008. The tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements were immaterial for 2010 and 2009, and zero for 2008.
The intrinsic value of options exercised was immaterial for 2010 and 2009, and zero for 2008.
As of December 31, 2010, there was $13.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during 2010 was $11 million, 2009 was $10 million, and 2008 was $5 million.
We have reserved 8 million shares of common stock for issuance under the 2007 Plan. Under the 2007 Plan, any shares of stock that are potentially deliverable under the 2002 long term incentive plan will be added to the number of shares available for grant under the 2007 Plan if the award is cancelled, forfeited, or terminated such that those shares are returned to the Company.
The compensation cost that has been charged against Pinnacle West’s income for share-based compensation plans was $15 million in 2010, $5 million in 2009, and $8 million in 2008. The compensation cost that Pinnacle West has capitalized is immaterial for 2010, 2009 and 2008. Pinnacle West’s total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $6 million in 2010, $2 million in 2009, and $3 million in 2008. APS’s share of compensation cost that has been charged against income was $15 million in 2010, $4 million in 2009, and $7 million in 2008.
Pinnacle West’s current policy is to issue new shares to satisfy share requirements for stock compensation plans and it does not expect to repurchase any shares except to satisfy tax withholding obligations upon the vesting of restricted stock during 2011.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Business Segments
Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission and distribution.
Our reportable business segments reflect a change from previously reported information. As of December 31, 2010, our real estate activities are no longer considered a segment requiring separate reporting or disclosure. In 2009 our real estate subsidiary, SunCor, began disposing of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce its outstanding debt (see Note 23). The remaining assets held for sale at December 31, 2010 were approximately $3 million. Additionally, all of SunCor’s operations are reflected in discontinued operations.
Financial data for 2010, 2009 and 2008 is provided as follows (dollars in millions):

	Business Segments for the Year Ended
	December 31, 2010
	Regulated
	Electricity
	Segment	All other (a)	Total
Operating revenues	$3,181	$83	$3,264
Fuel and purchased power costs	1,047	—	1,047
Other operating expenses	1,009	69	1,078

Operating margin	1,125	14	1,139
Depreciation and amortization	415	—	415
Interest expense	226	2	228
Other expense (income)	(22)	3	(19)

Income from continuing operations before income taxes	506	9	515
Income taxes	161	3	164

Income from continuing operations	345	6	351
Income from discontinued operations — net of income tax expense of $13 million (see Note 22)	—	19	19

Net income	345	25	370
Less: Net income attributable to noncontrolling interests	20	—	20

Net income attributable to common shareholders	$325	$25	$350

Total assets	$12,255	$108	$12,363

Capital expenditures	$666	$4	$670

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Business Segments for the Year Ended
	December 31, 2009
	Regulated
	Electricity
	Segment	All other (a)	Total
Operating revenues	$3,149	$27	$3,176
Fuel and purchased power costs	1,179	—	1,179
Other operating expenses	948	32	980

Operating margin	1,022	(5)	1,017
Depreciation and amortization	407	—	407
Interest expense	226	1	227
Other expense (income)	(16)	10	(6)

Income (loss) from continuing operations before income taxes	405	(16)	389
Income taxes	143	(7)	136

Income (loss) from continuing operations	262	(9)	253
Loss from discontinued operations — net of income tax benefit of $108 million (see Note 22)	—	(180)	(180)

Net income (loss)	262	(189)	73
Less: Net income (loss) attributable to noncontrolling interests	19	(14)	5

Net income (loss) attributable to common shareholders	$243	$(175)	$68

Total assets	$11,691	$295	$11,986

Capital expenditures	$732	$13	$745

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Business Segments for the Year Ended
	December 31, 2008
	Regulated
	Electricity
	Segment	All other (a)	Total
Operating revenues	$3,127	$93	$3,220
Fuel and purchased power costs	1,284	46	1,330
Other operating expenses	888	28	916

Operating margin	955	19	974
Depreciation and amortization	391	—	391
Interest expense	204	1	205
Other expense (income)	(5)	9	4

Income from continuing operations before income taxes	365	9	374
Income taxes	92	4	96

Income from continuing operations	273	5	278
Loss from discontinued operations — net of income tax benefit of $12 million (see Note 22)	—	(19)	(19)

Net income (loss)	273	(14)	259
Less: Net income attributable to noncontrolling interests	17	—	17

Net income (loss) attributable to common shareholders	$256	$(14)	$242

Total assets	$11,137	$669	$11,806

Capital expenditures	$856	$48	$904

(a)
All other activities relate to SunCor, APSES and El Dorado. Income from discontinued operations for 2010 is primarily related to the APSES sale of its district cooling business. Loss from discontinued operations for 2009 and 2008 is primarily related to real estate impairment charges at SunCor (see Note 23). In addition, income from discontinued operations for 2008 includes the resolution of certain tax issues associated with the sale of Silverhawk in 2005. None of these segments is a reportable business segment.

18. Derivative Accounting
We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal, emissions allowances and in interest rates. We manage risks associated with these market fluctuations by utilizing various derivative instruments, including futures, forwards, options and swaps. As part of our overall risk management program, we may use such instruments to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. Derivative instruments that are designated as cash flow hedges are used to limit our exposure to cash flow variability on forecasted transactions. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions. We may also invest in derivative instruments for trading purposes; however, for the year ended December 31, 2010, there was no material trading activity.

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
We also enter into derivative instruments for economic hedging purposes. While we believe the economic hedges mitigate exposure to fluctuations in commodity prices, some of these instruments may not meet the specific hedge accounting requirements and are not designated as accounting hedges. Economic hedges not designated as accounting hedges are recorded at fair value on our balance sheet with changes in fair value recognized in the statement of income as incurred. These instruments are included in the “non-designated hedges” discussion and disclosure below.
Hedge effectiveness is the degree to which the derivative instrument contract and the hedged item are correlated and is measured based on the relative changes in fair value of the derivative instrument contract and the hedged item over time. We assess hedge effectiveness both at inception and on a continuing basis. These assessments exclude the time value of certain options. For accounting hedges that are deemed an effective hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period during which the hedged transaction affects earnings. We recognize in current earnings, subject to the PSA, the gains and losses representing hedge ineffectiveness, and the gains and losses on any hedge components which are excluded from our effectiveness assessment. As of December 31, 2010, we hedged the majority of certain exposures to the price variability of commodities for a maximum of 39 months.
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
As of December 31, 2010, we had the following outstanding gross notional amount of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	13,530,414	megawatt hours
Gas	141,493,336	MMBtu

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments in Designated Accounting Hedging Relationships
The following table provides information about gains and losses from derivative instruments in designated accounting hedging relationships and their impact on our Consolidated Statements of Income during the year ended December 31, 2010 and December 31, 2009 (dollars in thousands):

	Financial Statement	Year Ended	Year Ended
Commodity Contracts	Location	December 31, 2010	December 31, 2009

Amount of Loss Recognized in AOCI on Derivative Instruments (Effective Portion)	Accumulated other comprehensive loss-derivative instruments	$(155,287)	$(155,325)
Amount of Loss Reclassified from AOCI into Income (Effective Portion Realized)	Regulated electricity segment fuel and purchased power	(122,740)	(185,329)
Amount of Gain (Loss) Recognized in Income from Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)	Regulated electricity segment fuel and purchased power	3,680	(19,902)

(a)	During the year ended December 31, 2009, $192 thousand was reclassified from AOCI to earnings related to discontinued cash flow hedges. This amount was zero in 2010.
During the next twelve months, we estimate that a net loss of $106 million before income taxes will be reclassified from AOCI as an offset to the effect of market price changes for the related hedged transactions. In accordance with the PSA, certain of these amounts will be recorded as either a regulatory asset or liability and have no effect on earnings.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments Not Designated as Accounting Hedges
The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments and their impact on our Consolidated Statements of Income during the year ended December 31, 2010 and December 31, 2009 (dollars in thousands):

	Financial Statement	Year Ended	Year Ended
Commodity Contracts	Location	December 31, 2010	December 31, 2009

Amount of Net Gain Recognized in Income from Derivative Instruments	Regulated electricity segment revenue	$1,436	$2,484

Amount of Net Loss Recognized in Income from Derivative Instruments	Regulated electricity segment fuel and purchased power expense	(107,690)	(16,740)

Total		$(106,254)	$(14,256)

Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The following table provides information about the fair value of our derivative instruments, margin account and cash collateral reported on a gross basis. Transactions with counterparties that have master netting arrangements are reported net on the balance sheet. These amounts are located in the assets and liabilities from risk management activities lines of our Consolidated Balance Sheets. Amounts are as of December 31, 2010 (dollars in thousands):

		Investments	Current	Deferred Credits	Total Assets
Commodity Contracts	Current Assets	and Other Assets	Liabilities	and Other	(Liabilities)
Derivatives designated as accounting hedging instruments:
Assets	$1,234	$142	$9,062	$4,913	$15,351
Liabilities	(602)	(1,933)	(107,784)	(71,109)	(181,428)

Total hedging instruments	632	(1,791)	(98,722)	(66,196)	(166,077)

Derivatives not designated as accounting hedging instruments:
Assets	36,831	40,927	27,322	19,886	124,966
Liabilities	(312)	(33)	(112,535)	(85,473)	(198,353)

Total non-hedging instruments	36,519	40,894	(85,213)	(65,587)	(73,387)

Total derivatives	37,151	39,103	(183,935)	(131,783)	(239,464)

Margin account	24,579	—	997	—	25,576
Collateral provided to counterparties	11,556	—	125,367	66,393	203,316
Collateral provided from counterparties	(1,750)	—	(1,250)	—	(3,000)
Prepaid option premiums and other	2,252	(71)	(155)	—	2,026

Balance Sheet Total	$73,788	$39,032	$(58,976)	$(65,390)	$(11,546)

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

Credit Risk and Credit Related Contingent Features
We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management contracts with many counterparties, including two counterparties for which our exposure represents approximately 44% of Pinnacle West’s $113 million of risk management assets as of December 31, 2010. This exposure relates to long-term traditional wholesale contracts with counterparties that have very high credit quality. Our risk management process assesses and monitors the financial exposure of all counterparties. Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain of our derivative instrument contracts contain credit-risk-related contingent features including, among other things, investment grade credit rating provisions, credit-related cross default provisions, and adequate assurance provisions. Adequate assurance provisions allow a counterparty with reasonable grounds for uncertainty to demand additional collateral based on subjective events and/or conditions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2010 was $349 million, for which we had posted collateral of $192 million in the normal course of business.
For those derivative instruments in a net liability position, with investment grade credit contingencies, the counterparties could demand additional collateral if our debt credit rating were to fall below investment grade (below BBB- for Standard & Poor’s or Fitch or Baa3 for Moody’s), which would be a violation of the credit rating provisions. If the investment grade contingent features underlying these agreements had been triggered on December 31, 2010, after off-setting asset positions under master netting arrangements we would have been required to post approximately an additional $125 million of collateral to our counterparties; this amount includes those contracts which qualify for scope exceptions, which are excluded from the derivative details in the above footnote. We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features which could also require us to post additional collateral of approximately $205 million if our debt credit ratings were to fall below investment grade.
19. Other Income and Other Expense
The following table provides detail of other income and other expense for 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Other income:
Interest income	$3,255	$1,617	$7,539
Investment gains — net	2,778	2,516	—
Miscellaneous	335	1,145	2,002

Total other income	$6,368	$5,278	$9,541

Other expense:
Non-operating costs	$(6,649)	$(6,593)	$(13,030)
Investment losses — net	—	—	(17,702)
Miscellaneous	(3,115)	(7,676)	(844)

Total other expense	$(9,764)	$(14,269)	$(31,576)

20. Variable-Interest Entities
See Note 2 for a discussion of the amended accounting guidance relating to VIEs adopted on January 1, 2010.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Palo Verde Sale Leaseback Trusts
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
Under the previous quantitative VIE consolidation model, APS was not considered the primary beneficiary of the lessor trusts, as APS did not absorb the majority of the entities’ expected losses or did not receive a majority of the residual returns. Prior to January 1, 2010 the arrangements were accounted for as operating leases.
Consolidation of these VIEs eliminates the lease accounting we previously reported and results in changes in our consolidated assets, debt, equity, and net income. Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders. Other than the VIEs’ assets now reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the lease. As a result of consolidation we have eliminated rent expense, and have recognized depreciation and interest expense, resulting in an increase in net income for 2010 of $20 million entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders remains the same. Consolidation of these VIEs also results in changes to our Consolidated Statements of Cash Flows, but does not impact net cash flows.
Our Consolidated Balance Sheets at December 31, 2010 and December 31, 2009 include the following amounts relating to the VIEs (in millions):

	December 31,	December 31,
	2010	2009
Property plant and equipment, net of accumulated depreciation	$138	$147
Long-term debt including current maturities	126	152
Equity- Noncontrolling interests	91	82
For regulatory ratemaking purposes the leases continue to be treated as operating leases and, as a result, we have recorded a regulatory asset of $33 million as of December 31, 2010 and $31 million at December 31, 2009.
APS is exposed to losses relating to these lessor trust VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2010, APS would have been required to pay the noncontrolling equity participants approximately $146 million and assume $126 million of debt. Since APS now consolidates the VIEs, the debt APS would be required to assume is already reflected in our Consolidated Balance Sheets.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We also have certain long-term purchased power agreements to purchase substantially all of an entity’s output from a specified facility for a specified period. We have evaluated these arrangements under the VIE accounting guidance and have determined that these agreements do not represent variable interests. If these agreements had been deemed variable interests, we would not be considered the primary beneficiary, as we do not have the power to direct the entities’ activities in a manner that would significantly impact their economic performance and, therefore, would not consolidate the entities. The adoption of the amended VIE accounting guidance has not changed how we account for these arrangements.
21. Guarantees and Surety Bonds
We have issued parental guarantees and obtained surety bonds on behalf of our subsidiaries, including credit support instruments enabling APSES to offer energy-related products and surety bonds at APS, principally related to self-insured workers’ compensation. Non-performance or non-payment under the underlying contract by our subsidiaries would result in a payment liability on our part under the guarantee or surety bond. No liability is currently recorded on the Consolidated Balance Sheets related to such instruments. At December 31, 2010, we had no outstanding claims for payment under any of these instruments. Our guarantees and surety bonds have no recourse or collateral provisions to allow us to recover amounts paid under these instruments. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at December 31, 2010 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
APSES	$5	1	$48	1
APS	3	1	9	1

Total	$8		$57

APS has entered into various agreements that require letters of credit for financial assurance purposes. At December 31, 2010, approximately $44 million of letters of credit were outstanding to support existing pollution control bonds of similar amounts. The letters of credit are available to fund the payment of principal and interest of such debt obligations. These letters of credit expire in 2011 and 2013. APS has also entered into approximately $61 million of letters of credit to support certain equity lessors in the Palo Verde sale leaseback transactions (see Note 7 for further details on the Palo Verde sale leaseback transactions). These letters of credit were amended and extended in April 2010, and will expire in 2013.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Discontinued Operations
SunCor (real estate segment) — In 2009, our real estate subsidiary, SunCor, began disposing of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce its outstanding debt. All activity for the 2010 income statement and prior comparative period income statement amounts were reclassified to discontinued operations. In 2008, 2009 and 2010, SunCor recorded real estate impairment charges (see Note 23). SunCor’s asset sales resulted in no gain for 2010 and 2009 due to the impairment charges discussed above, and a $24 million after tax gain in 2008. At December 31, 2010, SunCor had approximately $3 million of assets on its balance sheet classified as assets held for sale which are included in other current assets.
Silverhawk — Includes activities related to the resolution of certain tax issues in 2008 associated with the sale of Silverhawk in 2005.
APSES (other) — In 2010, our subsidiary, APSES, sold its district cooling business consisting of operations in downtown Phoenix, Tucson, and on certain Arizona State University campuses. As a result of the sale, we recorded an after-tax gain from discontinued operations of approximately $25 million in June 2010. Prior period income statement amounts related to this sale and the associated revenues and costs are reflected in discontinued operations in 2010, 2009, and 2008. APSES also includes activities related to the APSES discontinued commodity-related energy services in 2008, and the associated revenues and costs that were reclassified to discontinued operations in 2008.
The following table provides revenue, income (loss) before income taxes and income (loss) after taxes classified as discontinued operations in Pinnacle West’s Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008 (dollars in millions):

	2010	2009	2008
Revenue:
SunCor	$30	$114	$129
Other (primarily APSES)	52	18	83

Total revenue	$82	$132	$212

Income (loss) before taxes:
SunCor	$(10)	$(276)	$(43)
Silverhawk	—	—	13
Other (primarily APSES)	42	3	(1)

Total income (loss) before taxes	$32	$(273)	$(31)

Income (loss) after taxes:
SunCor	$(6)	$(167)	$(26)
Silverhawk	—	—	8
Other (primarily APSES)	26	2	(1)

Total income (loss) after taxes (a)	$20	$(165)	$(19)

(a)
Includes a tax benefit recognized by the parent company in accordance with an intercompany tax sharing agreement of $4 million for the year ended December 31, 2010, and $113 million for the year ended December 31, 2009.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Real Estate Impairment Charge
In 2009, SunCor undertook and completed a review of its assets and strategies within its various markets as a result of the distressed conditions in real estate and credit markets. Based on the results of the review, on March 27, 2009, SunCor’s Board of Directors authorized a series of strategic transactions to dispose of SunCor’s homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce SunCor’s outstanding debt. As a result, SunCor took impairment charges in 2008, 2009 and 2010. All SunCor’s operations are reflected in discontinued operations (see Note 22). The detail of the impairment charge is as follows (dollars in millions, and before income taxes):

	2010	2009	2008
Discontinued Operations:
Homebuilding and master-planned communities	$1	$170	$21
Land parcels and commercial assets	11	87	25
Golf courses	1	23	7
Other	4	—	—

Subtotal	17	280	53
Less noncontrolling interests	—	(14)	—

Total	$17	$266	$53

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
(ARIZONA PUBLIC SERVICE COMPANY)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Arizona Public Service Company. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s financial statements.
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Arizona Public Service Company
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Arizona Public Service Company and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As disclosed in Note 2 to the consolidated financial statements of Pinnacle West Capital Corporation, the Company adopted amended accounting guidance related to the consolidation of variable interest entities on January 1, 2010.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 18, 2011

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008

ELECTRIC OPERATING REVENUES	$3,180,807	$3,149,500	$3,133,496

OPERATING EXPENSES
Fuel and purchased power	1,046,815	1,178,620	1,289,883
Operations and maintenance	860,712	812,903	747,610
Depreciation and amortization	414,336	407,159	390,802
Income taxes (Notes 4 and S-1)	175,440	158,661	113,799
Taxes other than income taxes	134,467	122,358	124,046

Total	2,631,770	2,679,701	2,666,140

OPERATING INCOME	549,037	469,799	467,356

OTHER INCOME (DEDUCTIONS)
Income taxes (Notes 4 and S-1)	4,975	6,087	6,538
Allowance for equity funds used during construction (Note 1)	22,066	14,999	18,636
Other income (Note S-3)	8,956	10,808	6,231
Other expense (Note S-3)	(15,859)	(18,001)	(30,569)

Total	20,138	13,893	836

INTEREST DEDUCTIONS
Interest on long-term debt	217,002	212,654	184,532
Interest on short-term borrowings	8,267	6,315	13,432
Debt discount, premium and expense	4,559	4,675	4,702
Allowance for borrowed funds used during construction (Note 1)	(16,479)	(10,386)	(14,313)

Total	213,349	213,258	188,353

NET INCOME	355,826	270,434	279,839

Less: Net income attributable to noncontrolling interests (Note 20)	20,163	19,209	17,495

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$335,663	$251,225	$262,344

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2010	2009
ASSETS

PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6, 9 and 10)
Plant in service and held for future use	$13,197,254	$12,781,256
Accumulated depreciation and amortization	(4,510,591)	(4,326,908)

Net	8,686,663	8,454,348

Construction work in progress	459,316	460,748
Palo Verde sale leaseback, net of accumulated depreciation of $213,094 and $204,328 (Note 20)	137,956	146,722
Intangible assets, net of accumulated amortization of $329,444 and $293,450	184,768	164,183
Nuclear fuel, net of accumulated amortization of $85,270 and $64,544	108,794	118,243

Total property, plant and equipment	9,577,497	9,344,244

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 14)	469,886	414,576
Assets from risk management activities (Note 18)	39,032	28,855
Other assets	71,428	68,839

Total investments and other assets	580,346	512,270

CURRENT ASSETS
Cash and cash equivalents	99,937	120,798
Customer and other receivables	288,323	280,226
Accrued unbilled revenues	103,292	110,971
Allowance for doubtful accounts	(7,646)	(6,063)
Materials and supplies (at average cost)	181,414	176,020
Fossil fuel (at average cost)	21,575	39,245
Assets from risk management activities (Note 18)	73,788	50,619
Deferred income taxes (Notes 4 and S-1)	74,747	53,990
Other current assets	25,135	25,724

Total current assets	860,565	851,530

DEFERRED DEBITS
Regulatory assets (Notes 1, 3, 4 and S-1)	1,048,656	813,161
Income tax receivable (Notes 4 and S-1)	65,498	65,498
Unamortized debt issue costs	20,530	20,959
Other	88,490	73,909

Total deferred debits	1,223,174	973,527

TOTAL ASSETS	$12,241,582	$11,681,571

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2010	2009
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,126,863
Retained earnings	1,403,390	1,250,126
Accumulated other comprehensive (loss):
Pension and other postretirement benefits (Note 8)	(35,961)	(29,114)
Derivative instruments	(100,334)	(80,682)

Total shareholder equity	3,824,953	3,445,355
Noncontrolling interests (Note 20)	91,084	82,324

Total equity	3,916,037	3,527,679
Long-term debt less current maturities (Note 6)	2,948,991	3,180,406
Palo Verde sale leaseback lessor notes less current maturities (Notes 6 and 20)	96,803	126,000

Total capitalization	6,961,831	6,834,085

CURRENT LIABILITIES
Current maturities of long-term debt (Note 6)	456,879	222,959
Accounts payable	218,491	213,833
Accrued taxes (Notes 4 and S-1)	106,431	158,051
Accrued interest	54,638	54,099
Customer deposits	68,312	70,780
Liabilities from risk management activities (Note 18)	58,976	55,908
Other current liabilities	132,170	124,995

Total current liabilities	1,095,897	900,625

DEFERRED CREDITS AND OTHER
Deferred income taxes (Notes 4 and S-1)	1,865,359	1,582,945
Deferred fuel and purchased power regulatory liability (Notes 1 and 3)	58,442	87,291
Other regulatory liabilities (Notes 1, 3, 4, and S-1)	694,589	679,072
Liability for asset retirements (Note 12)	328,571	301,783
Liabilities for pension and other postretirement benefits (Note 8)	770,611	766,378
Liabilities from risk management activities (Note 18)	65,390	62,443
Customer advances	121,645	136,595
Coal mine reclamation	117,243	92,060
Unrecognized tax benefits (Notes 4 and S-1)	65,363	140,638
Other	96,641	97,656

Total deferred credits and other	4,183,854	3,946,861

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$12,241,582	$11,681,571

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$355,826	$270,434	$279,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	471,226	445,988	424,414
Deferred fuel and purchased power	93,631	(51,742)	(80,183)
Deferred fuel and purchased power amortization	(122,481)	147,018	183,126
Allowance for equity funds used during construction	(22,066)	(14,999)	(18,636)
Deferred income taxes	224,095	192,914	145,157
Change in mark-to-market valuations	2,688	(6,939)	7,792
Changes in current assets and liabilities:
Customer and other receivables	(49,956)	2,603	40,782
Accrued unbilled revenues	7,679	(10,882)	6,784
Materials, supplies and fossil fuel	12,276	(12,261)	(25,453)
Other current assets	589	(9,427)	128
Accounts payable	18,066	(22,129)	(5,915)
Accrued taxes	(51,620)	(61,078)	(12,377)
Other current liabilities	(570)	26,907	20,527
Change in margin and collateral accounts — assets	(9,937)	(13,206)	17,850
Change in margin and collateral accounts — liabilities	(88,315)	35,654	(132,416)
Change in regulatory liabilities	54,518	110,642	(12,129)
Change in long-term income tax receivable	—	(132,379)	—
Change in unrecognized tax benefits	(73,189)	137,478	(92,064)
Change in other long-term assets	(41,989)	(53,734)	14,340
Change in other long-term liabilities	(85,136)	14,097	58,219

Net cash flow provided by operating activities	695,335	994,959	819,785

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(747,967)	(754,301)	(910,189)
Contributions in aid of construction	32,754	53,525	60,292
Allowance for borrowed funds used during construction	(16,479)	(10,386)	(14,313)
Proceeds from nuclear decommissioning trust sales	560,469	441,242	317,619
Investment in nuclear decommissioning trust	(584,885)	(463,033)	(338,361)
Other	8,576	(4,667)	5,517

Net cash flow used for investing activities	(747,532)	(737,620)	(879,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	863,780	—
Repayment of long-term debt	(27,694)	(365,696)	(48,460)
Short-term borrowings and payments — net	—	(521,684)	303,684
Equity infusion	252,833	—	7,601
Dividends paid on common stock	(182,400)	(170,000)	(170,000)
Noncontrolling interests	(11,403)	(14,485)	(13,782)

Net cash flow provided by (used for) financing activities	31,336	(208,085)	79,043

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,861)	49,254	19,393
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	120,798	71,544	52,151

CASH AND CASH EQUIVALENTS AT END OF YEAR	$99,937	$120,798	$71,544

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$81,339	$13,555	$56,728
Interest, net of amounts capitalized	$208,251	$194,346	$182,053
See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008

COMMON STOCK	$178,162	$178,162	$178,162

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	2,126,863	2,117,789	2,105,466
Equity infusion	252,833	—	7,601
Other	—	9,074	4,722

Balance at end of year	2,379,696	2,126,863	2,117,789

RETAINED EARNINGS
Balance at beginning of year	1,250,126	1,168,901	1,076,557
Net income attributable to common shareholder	335,663	251,225	262,344
Dividends on common stock	(182,400)	(170,000)	(170,000)
Other	1	—	—

Balance at end of year	1,403,390	1,250,126	1,168,901

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(109,796)	(125,702)	(8,744)
Pension and other postretirement benefits (Note 8):
Unrealized actuarial loss, net of tax benefit of $(6,344), $(2,938) and $(5,075)	(9,684)	(4,571)	(7,597)
Amortization to income:
Actuarial loss, net of tax benefit of $1,658, $1,387 and $1,393	2,541	2,126	2,130
Prior service cost, net of tax benefit of $193, $190 and $189	295	291	289
Derivative instruments:
Net unrealized gain (loss), net of tax (benefit) of $(61,358), $(61,317) and $(56,149)	(93,929)	(94,008)	(85,670)
Reclassification of net realized (gains) losses to income, net of tax (expense) benefit of $48,462, $73,261 and $(16,890)	74,278	112,068	(26,110)

Balance at end of year	(136,295)	(109,796)	(125,702)

NONCONTROLLING INTERESTS
Balance at beginning of year	82,324	77,601	73,887
Net income attributable to noncontrolling interests	20,163	19,209	17,495
Net capital activities by noncontrolling interests	(11,403)	(14,486)	(13,781)

Balance at end of year	91,084	82,324	77,601

TOTAL EQUITY	$3,916,037	$3,527,679	$3,416,751

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER
Net income attributable to common shareholder	$335,663	$251,225	$262,344
Other comprehensive income (loss)	(26,499)	15,906	(116,958)

Total comprehensive income attributable to common shareholders	$309,164	$267,131	$145,386

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Consolidated Financial Statements.

Certain notes to Arizona Public Service Company’s consolidated financial statements are combined with the notes to Pinnacle West Capital Corporation’s consolidated financial statements. Listed below are the consolidated notes to Pinnacle West Capital Corporation’s consolidated financial statements, the majority of which also relate to Arizona Public Service Company’s consolidated financial statements. In addition, listed below are the supplemental notes which are required disclosures for Arizona Public Service Company and should be read in conjunction with Pinnacle West Capital Corporation’s Consolidated Notes.

APS’s
	Consolidated	Supplemental
	Footnote	Footnote
	Reference	Reference
Summary of Significant Accounting Policies	Note 1	—
New Accounting Standards	Note 2	—
Regulatory Matters	Note 3	—
Income Taxes	Note 4	Note S-1
Lines of Credit and Short-Term Borrowings	Note 5	—
Long-Term Debt and Liquidity Matters	Note 6	—
Common Stock and Treasury Stock	Note 7	—
Retirement Plans and Other Benefits	Note 8	—
Leases	Note 9	—
Jointly-Owned Facilities	Note 10	—
Commitments and Contingencies	Note 11	—
Asset Retirement Obligations	Note 12	—
Selected Quarterly Financial Data (Unaudited)	Note 13	Note S-2
Fair Value Measurements	Note 14	—
Earnings Per Share	Note 15	—
Stock-Based Compensation	Note 16	—
Business Segments	Note 17	—
Derivative Accounting	Note 18	—
Other Income and Other Expense	Note 19	Note S-3
Variable Interest Entities	Note 20	—
Guarantees and Surety Bonds	Note 21	—
Discontinued Operations	Note 22	—
Real Estate Impairment Charge	Note 23	—

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
S-1. Income Taxes
APS is included in Pinnacle West’s consolidated tax return. However, when Pinnacle West allocates income taxes to APS, it is done based upon APS’s taxable income computed on a stand-alone basis, in accordance with the tax sharing agreement.
Certain assets and liabilities are reported differently for income tax purposes than they are for financial statements purposes. The tax effect of these differences is recorded as deferred taxes. We calculate deferred taxes using the current income tax rates.
APS has recorded regulatory assets and regulatory liabilities related to income taxes on its Balance Sheets in accordance with accounting guidance for regulated operations. The regulatory assets are for certain temporary differences, primarily the allowance for equity funds used during construction and pension and other postretirement benefits. The regulatory liabilities relate to deferred taxes resulting primarily from investment tax credits. APS amortizes these amounts as the differences reverse.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, at the beginning and end of the year that are included in accrued taxes and unrecognized tax benefits (dollars in thousands):

	2010	2009	2008
Total unrecognized tax benefits, January 1	$199,887	$62,409	$154,473
Additions for tax positions of the current year	7,551	44,094	12,893
Additions for tax positions of prior years	—	98,269	32,481
Reductions for tax positions of prior years for:
Changes in judgment	(10,964)	—	(4,547)
Settlements with taxing authorities	(61,820)	(4,089)	(35,812)
Lapses of applicable statute of limitations	(7,956)	(796)	(97,079)

Total unrecognized tax benefits, December 31	$126,698	$199,887	$62,409

During the first quarter of 2010, the Company reached a settlement with the IRS with regard to the examination of tax returns for the years ended December 31, 2005 through 2007. As a result of this settlement, net uncertain tax positions decreased $62 million, including approximately $3 million which decreased our effective tax rate. Additionally, the settlement resulted in the recognition of net interest benefits of approximately $4 million through the effective tax rate.
Included in the balance of unrecognized tax benefits at December 31, 2010, 2009 and 2008 were approximately $6 million, $15 million and $15 million, respectively, of tax positions that, if recognized, would decrease our effective tax rate.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of the balance sheet date, the tax year ended December 31, 2008 and all subsequent tax years remain subject to examination by the IRS. With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 1999. We do not anticipate that there will be any significant increases or decreases in our unrecognized tax benefits within the next twelve months.
We reflect interest and penalties, if any, on unrecognized tax benefits in the statement of income as income tax expense. The amount of interest recognized in the Statement of Income related to unrecognized tax benefits was a pre-tax benefit of $2 million for 2010, a pre-tax expense of $2 million for 2009 and a pre-tax benefit of $51 million for 2008.
The total amount of accrued liabilities for interest recognized in the Balance Sheets related to unrecognized tax benefits was $6 million as of December 31, 2010, $8 million as of December 31, 2009 and $5 million as of December 31, 2008. To the extent that matters are settled favorably, this amount could reverse and decrease our effective tax rate. Additionally, as of December 31, 2010, we have recognized $5 million of interest income to be received on the overpayment of income taxes for certain adjustments that we have filed, or will file, with the IRS.
The components of APS’s income tax expense are as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(71,036)	$(8,667)	$(54,719)
State	17,406	(31,673)	16,823

Total current	(53,630)	(40,340)	(37,896)
Deferred	224,095	192,914	145,157

Total income tax expense	$170,465	$152,574	$107,261

On the APS Statements of Income, federal and state income taxes are allocated between operating income and other income.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following chart compares APS’s pretax income at the 35% federal income tax rate to income tax expense (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Federal income tax expense at 35% statutory rate	$184,202	$148,053	$135,485
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	19,186	16,691	14,956
Credits and favorable adjustments related to prior years resolved in current year	(17,300)	—	(28,873)
Medicare Subsidy Part-D (see Note 8)	889	(2,025)	(1,921)
Allowance for equity funds used during construction (see Note 1)	(6,563)	(4,265)	(5,755)
Palo Verde VIE noncontrolling interest (see Note 20)	(7,057)	(6,723)	(6,123)
Other	(2,892)	843	(508)

Income tax expense	$170,465	$152,574	$107,261

The following table shows the net deferred income tax liability recognized on the APS Balance Sheets (dollars in thousands):

	December 31,
	2010	2009
Current asset	$74,747	$53,990
Long-term liability	(1,865,359)	(1,582,945)

Deferred income taxes — net	$(1,790,612)	$(1,528,955)

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net deferred income tax liability were as follows (dollars in thousands):

	December 31,
	2010	2009
DEFERRED TAX ASSETS
Regulatory liabilities:
Asset retirement obligation and removal costs	$222,448	$213,814
Deferred fuel and purchased power	23,089	34,463
Renewable Energy Standard	18,749	—
Other	28,360	21,613
Risk management activities	124,731	87,404
Pension and other postretirement liabilities	303,055	288,769
Renewable energy incentives	37,327	—
Other	97,989	104,416

Total deferred tax assets	855,748	750,479

DEFERRED TAX LIABILITIES
Plant-related	(2,210,976)	(1,951,262)
Risk management activities	(30,125)	(20,863)
Regulatory assets:
Allowance for equity funds used during construction	(28,276)	(23,285)
Deferred fuel and purchased power — mark-to-market	(30,276)	(16,167)
Pension and other postretirement benefits	(264,313)	(210,080)
Other	(77,078)	(57,210)
Other	(5,316)	(567)

Total deferred tax liabilities	(2,646,360)	(2,279,434)

Deferred income taxes — net	$(1,790,612)	$(1,528,955)

A majority of the deferred tax assets for credit and loss carryforwards relate to federal general business credits and federal net operating losses. These federal credits and losses first begin to expire in 2029.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
S-2. Selected Quarterly Financial Data (Unaudited)
Quarterly financial information for 2010 and 2009 is as follows (dollars in thousands):

	2010 Quarter Ended,				2010
	March 31,	June 30,	September 30,	December 31,	Total

Operating revenues	$611,476	$799,467	$1,116,220	$653,644	$3,180,807
Operations and maintenance	203,881	211,310	217,044	228,477	860,712
Operating income	65,435	146,249	277,009	60,344	549,037
Net income (Loss) attributable to common shareholders	10,984	90,220	226,648	7,811	335,663

	2009 Quarter Ended,				2009
	March 31,	June 30,	September 30,	December 31,	Total
As originally reported in the 2009 10-K:
Operating revenues	$602,660	$812,587	$1,083,825	$650,428	$3,149,500
Operations and maintenance	201,100	221,128	203,446	226,889	852,563
Operating income	29,125	122,385	245,104	41,229	437,843
Net income (Loss)	(15,479)	78,544	197,065	(8,905)	251,225

	2009 Quarter Ended,				2009
	March 31,	June 30,	September 30,	December 31,	Total
Palo Verde VIE reclassifications:
Operations and maintenance	$(9,915)	$(9,914)	$(9,916)	(9,915)	$(39,660)
Operating income	7,989	7,989	7,989	7,989	31,956
Net income attributable to noncontrolling interests	4,650	4,651	4,953	4,955	19,209

	2009 Quarter Ended,				2009
	March 31,	June 30,	September 30,	December 31,	Total
After Palo Verde VIE reclassifications (see Note 20):
Operating revenues	$602,660	$812,587	$1,083,825	$650,428	$3,149,500
Operations and maintenance	191,185	211,214	193,530	216,974	812,903
Operating income	37,114	130,374	253,093	49,218	469,799
Net income attributable to noncontrolling interests	4,650	4,651	4,953	4,955	19,209
Net income (Loss) attributable to common shareholders	(15,479)	78,544	197,065	(8,905)	251,225

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
S-3. Other Income and Other Expense
The following table provides detail of APS’s other income and other expense for 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Other income:
Interest income	$668	$502	$3,863
SO2 emission allowance sales and other (a)	—	1,439	392
Investment gains — net	2,334	6,673	—
Miscellaneous	5,954	2,194	1,976

Total other income	$8,956	$10,808	$6,231

Other expense:
Non-operating costs (a)	$(9,855)	$(7,368)	$(10,538)
Asset dispositions	(612)	(656)	(5,779)
Investment losses — net	—	—	(9,438)
Miscellaneous	(5,392)	(9,977)	(4,814)

Total other expense	$(15,859)	$(18,001)	$(30,569)

(a)	As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Operating revenues	$2,810	$1,156	$52

Operating expenses
Fuel and purchased power	—	—	(19,970)
Other operating expenses	9,880	10,420	8,979

Total	9,880	10,420	(10,991)

Operating income (loss)	(7,070)	(9,264)	11,043

Other
Equity in earnings (losses) of subsidiaries	358,527	(37,214)	226,893
Other income	883	2,776	1,248

Total	359,410	(34,438)	228,141

Interest expense	14,346	14,129	17,550

Income (loss) from continuing operations	337,994	(57,831)	221,634

Income tax benefit	(9,015)	(13,885)	(12,374)

Income (loss) from continuing operations — net of income taxes	347,009	(43,946)	234,008
Income from discontinued operations — net of income taxes	3,044	112,276	8,117

Net income attributable to common shareholders	$350,053	$68,330	$242,125

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(in thousands)

	Balance at December 31,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$7,725	$17,284
Customer and other receivables	75,745	77,570
Current deferred income taxes	19,855	—
Income tax receivable	3,736	64,317
Other current assets	61	49

Total current assets	107,122	159,220

Investments and other assets
Investments in subsidiaries	3,901,935	3,572,472
Deferred income taxes	—	89,842
Other assets	58,071	22,520

Total investments and other assets	3,960,006	3,684,834

Total Assets	$4,067,128	$3,844,054

Liabilities and Equity

Current liabilities
Accounts payable	$4,981	$10,923
Accrued taxes	4,216	5,157
Short-term borrowings	16,600	149,086
Current maturities of long-term debt	175,000	—
Other current liabilities	28,101	9,950

Total current liabilities	228,898	175,116

Long-term debt less current maturities	—	175,000

Deferred credits and other
Pension and other postretirement liabilities	28,607	29,343
Other	34,397	36,591

Total deferred credits and other	63,004	65,934

Common stock equity
Common stock	2,419,133	2,149,483
Accumulated other comprehensive loss	(159,767)	(131,587)
Retained earnings	1,423,961	1,298,213

Total Pinnacle West Shareholders’ equity	3,683,327	3,316,109
Noncontrolling interests	91,899	111,895

Total Equity	3,775,226	3,428,004

Total Liabilities and Equity	$4,067,128	$3,844,054

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net income	$350,053	$68,330	$242,125
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries — net	(358,527)	37,214	(226,893)
Depreciation and amortization	143	127	210
Deferred income taxes	40,342	(106,536)	31,954
Change in mark-to-market valuations	—	—	(19,975)
Customer and other receivables	(18,175)	(2,303)	38,938
Accounts payable	7,468	466	(14,134)
Accrued taxes and income tax receivables — net	59,640	44,625	(5,230)
Change in margin and collateral accounts — net	—	—	—
Dividends received from subsidiaries	207,000	170,000	170,000
Other net	423	(2,379)	(7,914)

Net cash flow provided by operating activities	288,367	209,544	209,081

Cash flows from investing activities
Investments in subsidiaries	(183,544)	(4,967)	(18,765)
Repayments of loans from subsidiaries	98,406	25,240	10,194
Advances of loans to subsidiaries	(119,293)	(21,587)	(22,554)

Net cash flow used for investing activities	(204,431)	(1,314)	(31,125)

Cash flows from financing activities
Short-term borrowings and payments — net	(132,487)	4,566	28,729
Dividends paid on common stock	(216,979)	(205,076)	(204,247)
Repayment of long-term debt	—	—	—
Common stock equity issuance	255,971	3,302	3,687

Net cash flow used for financing activities	(93,495)	(197,208)	(171,831)

Net increase (decrease) in cash and cash equivalents	(9,559)	11,022	6,125

Cash and cash equivalents at beginning of year	17,284	6,262	137

Cash and cash equivalents at end of year	$7,725	$17,284	$6,262

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
SCHEDULE II — RESERVE FOR UNCOLLECTIBLES
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance
	beginning	cost and	to other		at end of
Description	of period	expenses	accounts	Deductions	period

Reserve for uncollectibles:
2010	$4,573	$6,905	$—	$6,769	$4,709
2009	3,383	7,617	—	6,427	4,573
2008	4,782	6,177	—	7,576	3,383

ARIZONA PUBLIC SERVICE COMPANY
SCHEDULE II — RESERVE FOR UNCOLLECTIBLES
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance
	beginning	cost and	to other		at end of
Description	of period	expenses	accounts	Deductions	period

Reserve for uncollectibles:
2010	$4,483	$6,756	$—	$6,863	$4,376
2009	3,155	7,062	—	5,734	4,483
2008	4,265	5,924	—	7,034	3,155

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
Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.
APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.
(b) Management’s Annual Reports on Internal Control Over Financial Reporting
Reference is made to “Management’s Report on Internal Control Over Financial Reporting (Pinnacle West Capital Corporation)” on page 80 of this report and “Management’s Report on Internal Control Over Financial Reporting (Arizona Public Service Company)” on page 153 of this report.
(c) Attestation Reports of the Registered Public Accounting Firm
Reference is made to “Report of Independent Registered Public Accounting Firm” on page 81 of this report and “Report of Independent Registered Public Accounting Firm” on page 154 of this report on the internal control over financial reporting of Pinnacle West and APS, respectively.
(d) Changes In Internal Control Over Financial Reporting
The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE OF PINNACLE WEST
Reference is hereby made to “Information About Our Board and Corporate Governance,” “Proposal 1 — Election of Directors” and to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Pinnacle West Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2011 (the “2011 Proxy Statement”) and to the “Executive Officers of Pinnacle West” section in Part I of this report.
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
ITEM 11. EXECUTIVE COMPENSATION
Reference is hereby made to “Directors’ Compensation,” “Report of the Human Resources Committee,” “Executive Compensation,” “Overall Compensation Program” and “Human Resources Committee Interlocks and Insider Participation” in the 2011 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “Shares of Pinnacle West Stock Owned by Management and Large Shareholders” in the 2011 Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2010 with respect to our compensation plans and individual compensation arrangements under which our equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in column
	warrants and rights	and rights	(a))
Plan Category	(a)[1]	(b)[2]	(c)[3]
Equity compensation plans approved by security holders	1,406,262	$39.37	5,782,718
Equity compensation plans not approved by security holders	—	—	—

Total	1,406,262	$39.37	5,782,718

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE
Reference is hereby made to “Information About Our Board and Corporate Governance” and “Related Party Transactions” in the 2011 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT
FEES AND SERVICES
Pinnacle West
Reference is hereby made to “Proposal 3 — Ratification of the Selection of Deloitte & Touche LLP as Independent Accountants of the Company — Audit Fees and — Pre-Approval Policies” in the 2011 Proxy Statement.
APS
The following fees were paid to APS’s independent registered public accountants, Deloitte & Touche LLP, for the last two fiscal years:

Type of Service	2009	2010
Audit Fees (1)	$1,698,325	$1,330,173
Audit-Related Fees (2)	380,695	138,247
Tax Fees	—	—

(1)	The aggregate fees billed for services rendered for the audit of annual financial statements and for review of financial statements included in Reports on Form 10-Q.

(2)
The aggregate fees billed for assurance services that are reasonably related to the performance of the audit or review of the financial statements that are not included in Audit Fees reported above, which primarily consist of fees for an IFRS Assessment for work performed in 2009 and employee benefit plan audits performed in 2010 and 2009.

Pinnacle West’s Audit Committee pre-approves each audit service and non-audit service to be provided by APS’s registered public accounting firm. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit and non-audit services to be performed by the independent public accountants if the services are not expected to cost more than $50,000. The Chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services performed by Deloitte & Touche LLP for APS were pre-approved by the Audit Committee.

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

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8-7-08

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 19, 2010	3.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8-3-10

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form 18 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File No. 1-4473	2-20-09

4.1	Pinnacle West	Specimen Certificate of Pinnacle West Capital Corporation Common Stock, no par value	4.12 to Pinnacle West April 29, 2005 Form 8-K Report, File No. 1-8962	5-2-05

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

4.2	Pinnacle West APS	Indenture dated as of January 1, 1995 among APS and The Bank of New York Mellon, as Trustee	4.6 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1-11-95

4.2a	Pinnacle West APS	First Supplemental Indenture dated as of January 1, 1995	4.4 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1-11-95

4.3	Pinnacle West APS	Indenture dated as of November 15, 1996 between APS and The Bank of New York, as Trustee	4.5 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333-15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11-22-96

4.3a	Pinnacle West APS	First Supplemental Indenture dated as of November 15, 1996	4.6 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333-15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11-22-96

4.3b	Pinnacle West APS	Second Supplemental Indenture dated as of April 1, 1997	4.10 to APS’s Registration Statement Nos. 33-55473, 33-64455 and 333-15379 by means of April 7, 1997 Form 8-K Report, File No. 1-4473	4-9-97

4.3c	Pinnacle West APS	Third Supplemental Indenture dated as of November 1, 2002	10.2 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5-15-03

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

4.4	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Senior Unsecured Debt Securities	4.1 to Pinnacle West’s Registration Statement No. 333-52476	12-21-00

4.5	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Subordinated Unsecured Debt Securities	4.2 to Pinnacle West’s Registration Statement No. 333-52476	12-21-00

4.6	Pinnacle West APS	Indenture dated as of January 15, 1998 between APS and The Bank of New York Mellon Trust Company N.A. (successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee	4.10 to APS’s Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1-16-98

4.6a	Pinnacle West APS	Fifth Supplemental Indenture dated as of October 1, 2001	4.1 to APS’s September 30, 2001 Form 10-Q, File No. 1-4473	11-6-01

4.6b	Pinnacle West APS	Sixth Supplemental Indenture dated as of March 1, 2002	4.1 to APS’s Registration Statement Nos. 333-63994 and 333-83398 by means of February 26, 2002 Form 8-K Report, File No. 1-4473	2-28-02

4.6c	Pinnacle West APS	Seventh Supplemental Indenture dated as of May 1, 2003	4.1 to APS’s Registration Statement No. 333-90824 by means of May 7, 2003 Form 8-K Report, File No. 1-4473	5-9-03

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

4.6d	Pinnacle West APS	Eighth Supplemental Indenture dated as of June 15, 2004	4.1 to APS’s Registration Statement No. 333-106772 by means of June 24, 2004 Form 8-K Report, File No. 1-4473	6-28-04

4.6e	Pinnacle West APS	Ninth Supplemental Indenture dated as of August 15, 2005	4.1 to APS’s Registration Statements Nos. 333-106772 and 333-121512 by means of August 17, 2005 Form 8-K Report, File No. 1-4473	8-22-05

4.6f	APS	Tenth Supplemental Indenture dated as of August 1, 2006	4.1 to APS’s July 31, 2006 Form 8-K Report, File No. 1-4473	8-3-06

4.6g	Pinnacle West APS	Eleventh Supplemental Indenture dated as of February 26, 2009	4.1 to Pinnacle West’s/APS’s February 23, 2009 Form 8-K Report, File Nos. 1-8962 and 1-4473	2-25-09

4.7	Pinnacle West	Second Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of June 23, 2004	4.4 to Pinnacle West’s June 23, 2004 Form 8-K Report, File No. 1-8962	8-9-04

4.7a	Pinnacle West	Third Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of November 25, 2008	4.1 to Pinnacle West’s Form S-3 Registration Statement No. 333-155641, File No. 1-8962	11-25-08

4.8	Pinnacle West	Agreement, dated March 29, 1988, relating to the filing of instruments defining the rights of holders of long-term debt not in excess of 10% of the Company’s total assets	4.1 to Pinnacle West’s 1987 Form 10-K Report, File No. 1-8962	3-30-88

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

4.8a	Pinnacle West APS	Agreement, dated March 21, 1994, relating to the filing of instruments defining the rights of holders of APS long-term debt not in excess of 10% of APS’s total assets	4.1 to APS’s 1993 Form 10-K Report, File No. 1-4473	3-30-94

10.1.1	Pinnacle West APS	Two separate Decommissioning Trust Agreements (relating to PVNGS Units 1 and 3, respectively), each dated July 1, 1991, between APS and Mellon Bank, N.A., as Decommissioning Trustee	10.2 to APS’s September 30, 1991 Form 10-Q Report, File No. 1-4473	11-14-91

10.1.1a	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 1), dated as of December 1, 1994	10.1 to APS’s 1994 Form 10-K Report, File No. 1-4473	3-30-95

10.1.1b	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 3), dated as of December 1, 1994	10.2 to APS’s 1994 Form 10-K Report, File No. 1-4473	3-30-95

10.1.1c	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVNGS Unit 1) dated as of July 1, 1991	10.4 to APS’s 1996 Form 10-K Report, File No. 1-4473	3-28-97

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.1.1d	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVNGS Unit 3) dated as of July 1, 1991	10.6 to APS’s 1996 Form 10-K Report, File No. 1-4473	3-28-97

10.1.1e	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of March 18, 2002	10.2 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.1.1f	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of March 18, 2002	10.4 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.1.1g	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of December 19, 2003	10.3 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.1.1h	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of December 19, 2003	10.5 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.1.1i	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of May 1, 2007	10.1 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-9-07

10.1.1j	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of May 1, 2007	10.2 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 104473	5-9-07

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.1.2	Pinnacle West APS	Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2) dated as of January 31, 1992, among APS, Mellon Bank, N.A., as Decommissioning Trustee, and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee under two separate Trust Agreements, each with a separate Equity Participant, and as Lessor under two separate Facility Leases, each relating to an undivided interest in PVNGS Unit 2	10.1 to Pinnacle West’s 1991 Form 10-K Report, File No. 1-8962	3-26-92

10.1.2a	Pinnacle West APS	First Amendment to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of November 1, 1992	10.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

10.1.2b	Pinnacle West APS	Amendment No. 2 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of November 1, 1994	10.3 to APS’s 1994 Form 10-K Report, File No. 1-4473	3-30-95

10.1.2c	Pinnacle West APS	Amendment No. 3 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of June 20, 1996	10.1 to APS’s June 30, 1996 Form 10-Q Report, File No. 1-4473	8-9-96

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.1.2d	Pinnacle West APS	Amendment No. 4 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2) dated as of December 16, 1996	APS 10.5 to APS’s 1996 Form 10-K Report, File No. 1-4473	3-28-97

10.1.2e	Pinnacle West APS	Amendment No. 5 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of June 30, 2000	10.1 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.1.2f	Pinnacle West APS	Amendment No. 6 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of March 18, 2002	10.3 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.1.2g	Pinnacle West APS	Amendment No. 7 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of December 19, 2003	10.4 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.1.2h	Pinnacle West APS	Amendment No. 8 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of April 1, 2007	10.1.2h to Pinnacle West’s 2007 Form 10-K Report, File No. 1-8962	2-27-08

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.2.1[b]	Pinnacle West APS	Arizona Public Service Company Deferred Compensation Plan, as restated, effective January 1, 1984, and the second and third amendments thereto, dated December 22, 1986, and December 23, 1987 respectively	10.4 to APS’s 1988 Form 10-K Report, File No. 1-4473	3-8-89

10.2.1ab	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Deferred Compensation Plan, effective as of January 1, 1993	10.3A to APS’s 1993 Form 10-K Report, File No. 1-4473	3-30-94

10.2.1bb	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective as of May 1, 1993	10.2 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11-10-94

10.2.1cb	Pinnacle West APS	Fifth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 1997	10.3A to APS’s 1996 Form 10-K Report, File No. 1-4473	3-28-97

10.2.1db	Pinnacle West APS	Sixth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 2001	10.8A to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3-14-01

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.2.2[b]	Pinnacle West APS	Arizona Public Service Company Directors’ Deferred Compensation Plan, as restated, effective January 1, 1986	10.1 to APS’s June 30, 1986 Form 10-Q Report, File No. 1-4473	8-13-86

10.2.2ab	Pinnacle West APS	Second Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of January 1, 1993	10.2A to APS’s 1993 Form 10-K Report, File No. 1-4473	3-30-94

10.2.2bb	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of May 1, 1993	10.1 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11-10-94

10.2.2cb	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Directors Deferred Compensation Plan, effective as of January 1, 1999	10.8A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.2.3[b]	Pinnacle West APS	Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans dated August 1, 1996	10.14A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.2.3ab	Pinnacle West APS	First Amendment dated December 7, 1999 to the Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans	10.15A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.2.4[b]	Pinnacle West APS	Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan as amended and restated effective January 1, 1996	10.10A to APS’s 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.2.4ab	Pinnacle West APS	First Amendment effective as of January 1, 1999, to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan	10.7A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.2.4bb	Pinnacle West APS	Second Amendment effective January 1, 2000 to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan	10.10A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.2.4cb	Pinnacle West APS	Third Amendment to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan, effective as of January 1, 2002	10.3 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5-15-03

10.2.4db	Pinnacle West APS	Fourth Amendment to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan, effective January 1, 2003	10.64 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.2.5[b]	Pinnacle West APS	Schedules of William J. Post and Jack E. Davis to Arizona Public Service Company Deferred Compensation Plan, as amended	10.3A to Pinnacle West 2002 Form 10-K Report, File No. 1-8962	3-31-03

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.2.6[b]	Pinnacle West APS	Deferred Compensation Plan of 2005 for Employees of Pinnacle West Capital Corporation and Affiliates	10.2.6 to Pinnacle West/APS 2008 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-20-09

10.2.6ab	Pinnacle West APS	First Amendment to the Deferred Compensation Plan of 2005 for Employees of Pinnacle West Capital Corporation and Affiliates	10.2.6a to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-19-10

10.3.1[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplement Excess Benefit Retirement Plan, amended and restated as of January 1, 2003	10.7A to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.3.1ab	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, as amended and restated, dated December 18, 2003	10.48b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.3.2[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005	10.3.2 to Pinnacle West/APS 2008 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-20-09

10.4.1[b]	Pinnacle West APS	Letter Agreement dated December 21, 1993, between APS and William L. Stewart	10.6A to APS’s 1994 Form 10-K Report, File No. 1-4473	3-30-95

10.4.2[b]	Pinnacle West APS	Letter Agreement dated August 16, 1996 between APS and William L. Stewart	10.8 to APS’s 1996 Form 10-K Report, File No. 1-4473	3-28-97

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.4.3[b]	Pinnacle West APS	Letter Agreement dated October 3, 1997 between APS and William L. Stewart	10.2 to APS’s September 30, 1997 Form 10-Q Report, File No. 1-4473	11-12-97

10.4.4[b]	Pinnacle West APS	Letter Agreement dated December 13, 1999 between APS and William L. Stewart	10.9A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.4.4ab	Pinnacle West APS	Amendment to Letter Agreement, effective as of January 1, 2002, between APS and William L. Stewart	10.1 to Pinnacle West’s June 30, 2002 Form 10-Q Report, File No. 1-8962	8-13-02

10.4.5[b]	Pinnacle West APS	Letter Agreement dated June 28, 2001 between Pinnacle West Capital Corporation and Steve Wheeler	10.4A to Pinnacle West’s 2002 Form 10-K Report, File No. 1-8962	3-31-03

10.4.6[b]	APS	Letter Agreement dated December 20, 2006 between APS and Randall K. Edington	10.78 to Pinnacle West/APS 2006 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-28-07

10.4.7[b]	APS	Letter Agreement dated July 22, 2008 between APS and Randall K. Edington	10.3 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-4473	8-07-08

10.4.8[b]	Pinnacle West APS	Letter Agreement dated June 17, 2008 between Pinnacle West/APS and James R. Hatfield	10.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-07-08

10.4.9[b]	APS	Description of 2008 Palo Verde Specific Compensation Opportunity for Randall K. Edington	10.7 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-4473	8-07-08

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.4.10[b]	APS	Supplemental Agreement dated December 26, 2008 between APS and Randall K. Edington	10.4.10 to Pinnacle West/APS 2008 Form 10-K Report, File No. 1-4473	2-20-09

10.4.11 [b]	APS	Description of 2009 Palo Verde Specific Compensation Opportunity for Randall K. Edington	10.2 to Pinnacle West/APS March 31, 2009 Form 10-Q Report, File No. 1-4473	5-5-09

10.4.12 [b]	Pinnacle West APS	Career Recognition Award Agreement dated April 14, 2009 between Pinnacle West Capital Corporation and William J. Post	10.1 to Pinnacle West/APS March 31, 2009 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-5-09

10.4.13[b]	APS	Description of 2010 Palo Verde Specific Compensation Opportunity for Randall K. Edington	10.4.13 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-19-10

10.4.14 [b]	Pinnacle West	Letter Agreement dated May 21, 2009, between Pinnacle West Capital Corporation and David P. Falck	10.4 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File No. 1-8962	5-6-10

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.5.1bd	Pinnacle West APS	Key Executive Employment and Severance Agreement between Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries	10.77 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.5.1abd	Pinnacle West APS	Form of Amended and Restated Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.4 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11-6-07

10.5.2bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.3 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11-6-07

10.5.3bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.3 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-19-10

10.6.1[b]	Pinnacle West APS	Pinnacle West Capital Corporation 1994 Long- Term Incentive Plan, effective as of March 23, 1994	Appendix A to the Proxy Statement for the Plan Report for Pinnacle West’s 1994 Annual Meeting of Shareholders, File No. 1-8962	4-15-94

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.6.1ab	Pinnacle West APS	First Amendment dated December 7, 1999 to the Pinnacle West Capital Corporation 1994 Long-Term Incentive Plan	10.12A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.6.2[b]	Pinnacle West APS	Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.5A to Pinnacle West’s 2002 Form 10-K Report	3-31-03

10.6.2abd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.1 to Pinnacle West/APS December 9, 2005 Form 8-K Report, File Nos. 1-8962 and 1-4473	12-15-05

10.6.2bbd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.1 to Pinnacle West/APS December 31, 2005 Form 8-K Report, File Nos. 1-8962 and 1-4473	2-1-06

10.6.2cd	Pinnacle West APS	Performance Accelerated Stock Option Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.98 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.6.2dbd	Pinnacle West APS	Stock Ownership Incentive Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.99 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.6.2ebd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.91 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.6.2fbd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2009 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-5-09

10.6.2gbd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8-3-10

10.6.2hbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8-3-10

10.6.3[b]	Pinnacle West	Pinnacle West Capital Corporation 2000 Director Equity Plan	99.1 to Pinnacle West’s Registration Statement on Form S-8 (No. 333-40796), File No. 1-8962)	7-3-00

10.6.4[b]	Pinnacle West	Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	Appendix B to the Proxy Statement for Pinnacle West’s 2007 Annual Meeting of Shareholders, File No. 1-8962	4-20-07

10.6.4ab	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS April 18, 2007 Form 8-K Report, File No. 1-8962	4-20-07

10.6.4bb	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.1 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File No. 1-8962	11-6-07

10.6.4cb	Pinnacle West	Description of Stock Grant to W. Douglas Parker	10.2 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File No. 1-8962	11-6-07

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.6.4db	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.2 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8-07-08

10.6.5bd	Pinnacle West APS	Summary of 2011 CEO Variable Incentive Plan and Officer Variable Incentive Plan

10.7.1	Pinnacle West APS	Indenture of Lease with Navajo Tribe of Indians, Four Corners Plant	5.01 to APS’s Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.7.1a	Pinnacle West APS	Supplemental and Additional Indenture of Lease, including amendments and supplements to original lease with Navajo Tribe of Indians, Four Corners Plant	5.02 to APS’s Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.7.1b	Pinnacle West APS	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease Four Corners, dated April 25, 1985	10.36 to Pinnacle West’s Registration Statement on Form 8-B Report, File No. 1-8962	7-25-85

10.7.2	Pinnacle West APS	Application and Grant of multi-party rights-of-way and easements, Four Corners Plant Site	5.04 to APS’s Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.7.2a	Pinnacle West APS	Application and Amendment No. 1 to Grant of multi-party rights-of-way and easements, Four Corners Power Plant Site dated April 25, 1985	10.37 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7-25-85

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.7.3	Pinnacle West APS	Application and Grant of Arizona Public Service Company rights- of-way and easements, Four Corners Plant Site	5.05 to APS’s Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.7.3a	Pinnacle West APS	Application and Amendment No. 1 to Grant of Arizona Public Service Company rights-of-way and easements, Four Corners Power Plant Site dated April 25, 1985	10.38 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7-25-85

10.7.4	Pinnacle West APS	Four Corners Project Co-Tenancy Agreement Amendment No. 6	10.7 to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3-14-01

10.8.1	Pinnacle West APS	Indenture of Lease, Navajo Units 1, 2, and 3	5(g) to APS’s Form S-7 Registration Statement, File No. 2-36505	3-23-70

10.8.2	Pinnacle West APS	Application of Grant of rights-of-way and easements, Navajo Plant	5(h) to APS Form S-7 Registration Statement, File No. 2-36505	3-23-70

10.8.3	Pinnacle West APS	Water Service Contract Assignment with the United States Department of Interior, Bureau of Reclamation, Navajo Plant	5(l) to APS’s Form S-7 Registration Statement, File No. 2-394442	3-16-71

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.8.4	Pinnacle West APS	Navajo Project Co-Tenancy Agreement dated as of March 23, 1976, and Supplement No. 1 thereto dated as of October 18, 1976, Amendment No. 1 dated as of July 5, 1988, and Amendment No. 2 dated as of June 14, 1996; Amendment No. 3 dated as of February 11, 1997; Amendment No. 4 dated as of January 21, 1997; Amendment No. 5 dated as of January 23, 1998; Amendment No. 6 dated as of July 31, 1998	10.107 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.8.5	Pinnacle West APS	Navajo Project Participation Agreement dated as of September 30, 1969, and Amendment and Supplement No. 1 dated as of January 16, 1970, and Coordinating Committee Agreement No. 1 dated as of September 30, 1971	10.108 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.9.1	Pinnacle West APS	Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, among APS Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles, and amendments 1-12 thereto	10. 1 to APS’s 1988 Form 10-K Report, File No. 1-4473	3-8-89

10.9.1a	Pinnacle West APS	Amendment No. 13, dated as of April 22, 1991, to Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, among APS, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles	10.1 to APS’s March 31, 1991 Form 10-Q Report, File No. 1-4473	5-15-91

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.9.1b	Pinnacle West APS	Amendment No. 14 to Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, among APS, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles	99.1 to Pinnacle West’s June 30, 2000 Form 10-Q Report, File No. 1-8962	8-14-00

10.9.1c	Pinnacle West APS	Amendment No. 15, dated November 29, 2010, to Arizona Nuclear Power Project Participation Agreement, dated August 23, 1973, among APS, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, Public Service Company of New Mexico, El Paso Electric Company, Southern California Public Power Authority, and Department of Water and Power of the City of Los Angeles

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.10.1	Pinnacle West APS	Asset Purchase and Power Exchange Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990 and as of July 18, 1991	10.1 to APS’s June 30, 1991 Form 10-Q Report, File No. 1-4473	8-8-91

10.10.2	Pinnacle West APS	Long-Term Power Transaction Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990, and as of July 8, 1991	10.2 to APS’s June 30, 1991 Form 10-Q Report, File No. 1-4473	8-8-91

10.10.2a	Pinnacle West APS	Amendment No. 1 dated April 5, 1995 to the Long-Term Power Transaction Agreement and Asset Purchase and Power Exchange Agreement between PacifiCorp and APS	10.3 to APS’s 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.10.3	Pinnacle West APS	Restated Transmission Agreement between PacifiCorp and APS dated April 5, 1995	10.4 to APS’s 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.10.4	Pinnacle West APS	Contract among PacifiCorp, APS and United States Department of Energy Western Area Power Administration, Salt Lake Area Integrated Projects for Firm Transmission Service dated May 5, 1995	10.5 to APS’s 1995 Form 10-K Report, File No. 1-4473	3-29-96

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.10.5	Pinnacle West APS	Reciprocal Transmission Service Agreement between APS and PacifiCorp dated as of March 2, 1994	10.6 to APS’s 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.11.1	Pinnacle West APS	Three-Year Credit Agreement dated as of February 12, 2010 between APS, as Borrower, Wells Fargo Bank, National Association, as Agent, and the lenders and other parties thereto	10.11.3 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-19-10

10.11.2	Pinnacle West	$200,000,000 Senior Notes Uncommitted Master Shelf Agreement dated as of February 28, 2006	10.96 to Pinnacle West 2005 Form 10-K Report, File No. 1-8962	3-13-06

10.11.3	Pinnacle West	Three-Year Credit Agreement dated as of February 12, 2010 among Pinnacle West Capital Corporation, as Borrower, Bank of America, N.A, as Agent, and the lenders and other parties thereto	10.11.5 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-19-10

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.11.4	APS	$500,000,000 Four-Year Credit Agreement dated as of February 14, 2011 among Arizona Public Service Company as Borrower, Barclays Bank PLC, as Agent and Issuing Bank, Credit Suisse Securities (USA) LLC, as Syndication Agent, Credit Suisse AG, Cayman Islands Branch, as Issuing Bank, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other parties thereto

10.11.5	Pinnacle West APS	Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, dated as of April 16, 2010	10.2 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-6-10

10.11.6	Pinnacle West APS	Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, dated as of April 16, 2010	10.3 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-6-10

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.12.1[c]	Pinnacle West APS	Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	4.3 to APS’s Form 18 Registration Statement, File No. 33-9480	10-24-86

10.12.1ac	Pinnacle West APS	Amendment No. 1, dated as of November 1, 1986, to Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	10.5 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12-4-86

10.12.1bc	Pinnacle West APS	Amendment No. 2 dated as of June 1, 1987 to Facility Lease dated as of August 1, 1986 between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.3 to APS’s 1988 Form 10-K Report, File No. 1-4473	3-8-89

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.12.1cc	Pinnacle West APS	Amendment No. 3, dated as of March 17, 1993, to Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

10.12.2	Pinnacle West APS	Facility Lease, dated as of December 15, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee	10.1 to APS’s November 18, 1986 Form 8-K Report, File No. 1-4473	1-20-87

10.12.2a	Pinnacle West APS	Amendment No. 1, dated as of August 1, 1987, to Facility Lease, dated as of December 15, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	4.13 to APS’s Form 18 Registration Statement No. 33-9480 by means of August 1, 1987 Form 8-K Report, File No. 1-4473	8-24-87

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.12.2b	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Facility Lease, dated as of December 15, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Lessor, and APS, as Lessee	10.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

10.13.1	Pinnacle West APS	Agreement between Pinnacle West Energy Corporation and Arizona Public Service Company for Transportation and Treatment of Effluent by and between Pinnacle West Energy Corporation and APS dated as of the 10th day of April, 2001	10.102 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.13.2	Pinnacle West APS	Agreement for the Transfer and Use of Wastewater and Effluent by and between APS, SRP and PWE dated June 1, 2001	10.103 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.13.3	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent dated November 13, 2000, by and between the City of Tolleson, Arizona, APS and SRP	10.104 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.13.4	Pinnacle West APS	Operating Agreement for the Co-Ownership of Wastewater Effluent dated November 16, 2000 by and between APS and SRP	10.105 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.13.5	Pinnacle West APS	Municipal Effluent Purchase and Sale Agreement dated April 29, 2010, by and between City of Phoenix, City of Mesa, City of Tempe, City of Scottsdale, City of Glendale, APS and Salt River Project Agricultural Improvement and Power District	10.1 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-6-10

10.14.1	Pinnacle West APS	Contract, dated July 21, 1984, with DOE providing for the disposal of nuclear fuel and/or high-level radioactive waste, ANPP	10.31 to Pinnacle West’s Form S-14 Registration Statement, File No. 2-96386	3-13-85

10.15.1	Pinnacle West APS	Territorial Agreement between APS and Salt River Project	10.1 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5-15-98

10.15.2	Pinnacle West APS	Power Coordination Agreement between APS and Salt River Project	10.2 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5-15-98

10.15.3	Pinnacle West APS	Memorandum of Agreement between APS and Salt River Project	10.3 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5-15-98

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

10.15.3a	Pinnacle West APS	Addendum to Memorandum of Agreement between APS and Salt River Project dated as of May 19, 1998	10.2 to APS’s May 19, 1998 Form 8-K Report, File No. 1-4473	6-26-98

10.16	Pinnacle West APS	Purchase and Sale Agreement dated November 8, 2010 by and between Southern California Edison Company and APS	10.1 to Pinnacle West/APS November 8, 2010 Form 8-K Report, File Nos. 1-8962 and 1-4473	11-8-10

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

21.1	Pinnacle West	Subsidiaries of Pinnacle West

23.1	Pinnacle West	Consent of Deloitte & Touche LLP

23.2	APS	Consent of Deloitte & Touche LLP

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

31.2	Pinnacle West	Certificate of James R. Hatfield, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

99.1	Pinnacle West APS	Collateral Trust Indenture among PVNGS II Funding Corp., Inc., APS and Chemical Bank, as Trustee	4.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.1a	Pinnacle West APS	Supplemental Indenture to Collateral Trust Indenture among PVNGS II Funding Corp., Inc., APS and Chemical Bank, as Trustee	4.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.2[c]	Pinnacle West APS	Participation Agreement, dated as of August 1, 1986, among PVNGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.1 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11-9-92

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

99.2ac	Pinnacle West APS	Amendment No. 1 dated as of November 1, 1986, to Participation Agreement, dated as of August 1, 1986, among PVNGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	10.8 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1, on December 3, 1986 Form 8, File No. 1-4473	12-4-86

99.2bc	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of August 1, 1986, among PVNGS Funding Corp., Inc., PVNGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein	28.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

99.3[c]	Pinnacle West APS	Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.5 to APS’s Form 18 Registration Statement, File No. 33-9480	10-24-86

99.3ac	Pinnacle West APS	Supplemental Indenture No. 1, dated as of November 1, 1986 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.6 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12-4-86

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

99.3bc	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of August 1, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.4[c]	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.3 to APS’s Form 18 Registration Statement, File No. 33-9480	10-24-86

99.4ac	Pinnacle West APS	Amendment No. 1, dated as of November 1, 1986, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.10 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. l on December 3, 1986 Form 8, File No. 1-4473	12-4-86

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

99.4bc	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of August 1, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.6 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.5	Pinnacle West APS	Participation Agreement, dated as of December 15, 1986, among PVNGS Funding Report Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee under a Trust Indenture, APS, and the Owner Participant named therein	28.2 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11-9-92

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

99.5a	Pinnacle West APS	Amendment No. 1, dated as of August 1, 1987, to Participation Agreement, dated as of December 15, 1986, among PVNGS Funding Corp., Inc. as Funding Corporation, State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, Chemical Bank, as Indenture Trustee, APS, and the Owner Participant named therein	28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8-10-87

99.5b	Pinnacle West APS	Amendment No. 2, dated as of March 17, 1993, to Participation Agreement, dated as of December 15, 1986, among PVNGS Funding Corp., Inc., PVNGS II Funding Corp., Inc., State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Owner Participant named therein	28.5 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

99.6	Pinnacle West APS	Trust Indenture, Mortgage Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	10.2 to APS’s November 18, 1986 Form 10-K Report, File No. 1-4473	1-20-87

99.6a	Pinnacle West APS	Supplemental Indenture No. 1, dated as of August 1, 1987, to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee	4.13 to APS’s Form 18 Registration Statement No. 33-9480 by means of August 1, 1987 Form 8-K Report, File No. 1-4473	8-24-87

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

99.6b	Pinnacle West APS	Supplemental Indenture No. 2 to Trust Indenture Mortgage, Security Agreement and Assignment of Facility Lease, dated as of December 15, 1986, between State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Lease Indenture Trustee	4.5 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.7	Pinnacle West APS	Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	10.5 to APS’s November 18, 1986 Form 8-K Report, File No. 1-4473	1-20-87

99.7a	Pinnacle West APS	Amendment No. 1, dated as of March 17, 1993, to Assignment, Assumption and Further Agreement, dated as of December 15, 1986, between APS and State Street Bank and Trust Company, as successor to The First National Bank of Boston, as Owner Trustee	28.7 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.8[c]	Pinnacle West APS	Indemnity Agreement dated as of March 17, 1993 by APS	28.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

99.9	Pinnacle West APS	Extension Letter, dated as of August 13, 1987, from the signatories of the Participation Agreement to Chemical Bank	28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8-10-87

99.10	Pinnacle West APS	Arizona Corporation Commission Order, Decision No. 61969, dated September 29, 1999, including the Retail Electric Competition Rules	10.2 to APS’s September 30, 1999 Form 10-Q Report, File No. 1-4473	11-15-99

99.11	Pinnacle West	Purchase Agreement by and among Pinnacle West Energy Corporation and GenWest, L.L.C. and Nevada Power Company, dated June 21, 2005	99.5 to Pinnacle West/APS June 30, 2005 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-9-05

101.INS	Pinnacle West APS	XBRL Instance Document

101.SCH	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

Exhibit				Date
No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Filed

101.PRE	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

[a]	Reports filed under File No. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

[b]	Management contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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

PINNACLE WEST CAPITAL CORPORATION (Registrant)
Date: February 18, 2011	/s/ Donald E. Brandt
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

Signature	Title	Date

/s/ Donald E. Brandt	Principal Executive Officer and Director	February 18, 2011

(Donald E. Brandt, Chairman
of the Board of Directors, President
and Chief Executive Officer)

/s/ James R. Hatfield	Principal Financial Officer	February 18, 2011
(James R. Hatfield,
Senior Vice President and
Chief Financial Officer)

/s/ Denise R. Danner	Principal Accounting Officer	February 18, 2011
(Denise R. Danner,
Vice President, Controller and
Chief Accounting Officer)

Signature	Title	Date

/s/ Edward N. Basha, Jr.	Director	February 18, 2011
(Edward N. Basha, Jr.)

/s/ Susan Clark-Johnson	Director	February 18, 2011
(Susan Clark-Johnson)

/s/ Denis A. Cortese	Director	February 18, 2011
(Denis A. Cortese)

/s/ Michael L. Gallagher	Director	February 18, 2011
(Michael L. Gallagher)

/s/ Pamela Grant	Director	February 18, 2011
(Pamela Grant)

/s/ Roy A. Herberger, Jr.	Director	February 18, 2011
(Roy A. Herberger, Jr.)

/s/ Dale E. Klein	Director	February 18, 2011
(Dale E. Klein)

/s/ Humberto S. Lopez	Director	February 18, 2011
(Humberto S. Lopez)

	Director	February 18, 2011
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 18, 2011
(Bruce J. Nordstrom)

/s/ W. Douglas Parker	Director	February 18, 2011
(W. Douglas Parker)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY (Registrant)
Date: February 18, 2011	/s/ Donald E. Brandt
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

Signature	Title	Date

/s/ Donald E. Brandt	Principal Executive Officer and Director	February 18, 2011

(Donald E. Brandt, Chairman
of the Board of Directors and
Chief Executive Officer)

/s/ James R. Hatfield	Principal Financial Officer	February 18, 2011
(James R. Hatfield,
Senior Vice President and Chief
Financial Officer)

/s/ Denise R. Danner	Principal Accounting Officer	February 18, 2011
(Denise R. Danner,
Vice President, Controller and
Chief Accounting Officer)

Signature	Title	Date

/s/ Edward N. Basha, Jr.	Director	February 18, 2011
(Edward N. Basha, Jr.)

/s/ Susan Clark-Johnson	Director	February 18, 2011
(Susan Clark-Johnson)

/s/ Denis A. Cortese	Director	February 18, 2011
(Denis A. Cortese)

/s/ Michael L. Gallagher	Director	February 18, 2011
(Michael L. Gallagher)

/s/ Pamela Grant	Director	February 18, 2011
(Pamela Grant)

/s/ Roy A. Herberger, Jr.	Director	February 18, 2011
(Roy A. Herberger, Jr.)

/s/ Dale E. Klein	Director	February 18, 2011
(Dale E. Klein)

/s/ Humberto S. Lopez	Director	February 18, 2011
(Humberto S. Lopez)

	Director	February 18, 2011
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 18, 2011
(Bruce J. Nordstrom)

/s/ W. Douglas Parker	Director	February 18, 2011
(W. Douglas Parker)