Form 10-Q
period 2011-03-31
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2011-04-29
CIK 7286, 764622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

PINNACLE WEST CAPITAL CORPORATION
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
ARIZONA PUBLIC SERVICE COMPANY
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐	No ☑
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 25, 2011: 109,016,655
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 25, 2011: 71,264,947
Arizona Public Service Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

Page

Forward-Looking Statements	2

Part I	3

Item 1. Financial Statements	3

Pinnacle West Capital Corporation	3

Arizona Public Service Company	37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	61

Item 4. Controls and Procedures	61

Part II	62

Item 1. Legal Proceedings	62

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 5. Other Information	62

Item 6. Exhibits	65

Signatures	68

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 12.1
Exhibit 12.2
Exhibit 12.3
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
This combined Form 10-Q is separately provided by Pinnacle West Capital Corporation (“Pinnacle West”) and Arizona Public Service Company (“APS”). Any use of the words “Company,” “we,” and “our” refer to Pinnacle West. Each registrant is providing on its own behalf all of the information contained in this Form 10-Q that relates to such registrant and, where required, its subsidiaries. Except as stated in the preceding sentence, neither registrant is providing any information that does not relate to such registrant, and therefore makes no representation as to any such information. The information required with respect to each company is set forth within the applicable items. Item 1 of this report includes Condensed Consolidated Financial Statements of Pinnacle West and Condensed Consolidated Financial Statements of APS. Item 1 also includes Notes to Pinnacle West’s Condensed Consolidated Financial Statements, the majority of which also relate to APS, and Supplemental Notes, which only relate to APS’s Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements based on current expectations. These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume” and similar words. Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements. A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS. In addition to the Risk Factors described in Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”) and in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” these factors include, but are not limited to:
•	our ability to achieve timely and adequate rate recovery of our costs, including returns on debt and equity capital;
•	our ability to manage capital expenditures and other costs while maintaining reliability and customer service levels;
•	variations in demand for electricity, including those due to weather, the general economy, customer and sales growth (or decline), and the effects of energy conservation measures and distributed generation;
•	power plant performance and outages;
•	volatile fuel and purchased power costs;
•	fuel and water supply availability;
•	regulatory and judicial decisions, developments and proceedings;
•	new legislation or regulation, including those relating to greenhouse gas emissions, renewable energy mandates, nuclear plant operation and energy efficiency standards;
•	our ability to meet renewable energy requirements and recover related costs;
•	risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainty;
•	competition in retail and wholesale power markets;
•	the duration and severity of the economic decline in Arizona and current real estate market conditions;
•	the cost of debt and equity capital and the ability to access capital markets when required;
•	changes to our credit ratings;
•	the investment performance of the assets of our nuclear decommissioning trust, pension, and other postretirement benefit plans and the resulting impact on future funding requirements;
•	the liquidity of wholesale power markets and the use of derivative contracts in our business;
•	potential shortfalls in insurance coverage;
•	new accounting requirements or new interpretations of existing requirements;
•	generation, transmission and distribution facility and system conditions and operating costs;
•	the ability to meet the anticipated future need for additional baseload generation and associated transmission facilities in our region;
•	the willingness or ability of our counterparties, power plant participants and power plant land owners to meet contractual or other obligations or extend the rights for continued power plant operations;
•	technological developments affecting the electric industry; and
•	restrictions on dividends or other burdensome provisions in our credit agreements and Arizona Corporation Commission (“ACC”) orders.
These and other factors are discussed in Risk Factors described in Item 1A of our 2010 Form 10-K, which readers should review carefully before placing any reliance on our financial statements or disclosures. Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
OPERATING REVENUES
Regulated electricity segment	$647,974	$611,425
Other revenues	11,601	8,930

Total	659,575	620,355

OPERATING EXPENSES
Regulated electricity segment fuel and purchased power	212,007	215,540
Operations and maintenance	256,486	207,842
Depreciation and amortization	106,601	100,653
Taxes other than income taxes	37,624	31,724
Other expenses	9,716	6,928

Total	622,434	562,687

OPERATING INCOME	37,141	57,668

OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	5,395	5,389
Other income (Note 11)	1,690	2,108
Other expense (Note 11)	(1,699)	(2,696)

Total	5,386	4,801

INTEREST EXPENSE
Interest charges	61,077	60,705
Allowance for borrowed funds used during construction	(3,576)	(3,047)

Total	57,501	57,658

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(14,974)	4,811
INCOME TAXES	(5,649)	(7,172)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,325)	11,983
LOSS FROM DISCONTINUED OPERATIONS
Net of income tax benefit of $222 and $8,389 (Note 14)	(349)	(12,880)

NET LOSS	(9,674)	(897)
Less: Net income attributable to noncontrolling interests (Note 7)	5,461	5,117

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(15,135)	$(6,014)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	108,832	101,474
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	108,832	101,474

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income (loss) from continuing operations attributable to common shareholders — basic	$(0.14)	$0.07
Net loss attributable to common shareholders — basic	(0.14)	(0.06)
Income (loss) from continuing operations attributable to common shareholders — diluted	(0.14)	0.07
Net loss attributable to common shareholders — diluted	(0.14)	(0.06)
DIVIDENDS DECLARED PER SHARE	$0.525	$0.525

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income (loss) from continuing operations, net of tax	$(14,795)	$6,855
Discontinued operations, net of tax	(340)	(12,869)

Net loss attributable to common shareholders	$(15,135)	$(6,014)

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$114,193	$110,188
Customer and other receivables	309,854	324,207
Accrued unbilled revenues	93,659	103,292
Allowance for doubtful accounts	(7,691)	(7,981)
Materials and supplies (at average cost)	161,063	181,414
Fossil fuel (at average cost)	20,505	21,575
Deferred income taxes	124,244	124,897
Income tax receivable (Note 6)	—	2,483
Assets from risk management activities (Note 8)	54,579	73,788
Regulatory assets (Note 3)	55,743	62,286
Other current assets	31,868	28,362

Total current assets	958,017	1,024,511

INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 8)	38,520	39,032
Nuclear decommissioning trust (Note 15)	486,737	469,886
Other assets	64,429	116,216

Total investments and other assets	589,686	625,134

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	13,270,775	13,201,960
Accumulated depreciation and amortization	(4,580,344)	(4,514,204)

Net	8,690,431	8,687,756
Construction work in progress	441,683	459,361
Palo Verde sale leaseback, net of accumulated depreciation (Note 7)	135,766	137,956
Intangible assets, net of accumulated amortization	182,855	184,952
Nuclear fuel, net of accumulated amortization	129,554	108,794

Total property, plant and equipment	9,580,289	9,578,819

DEFERRED DEBITS
Regulatory assets (Note 3)	979,854	986,370
Income tax receivable (Note 6)	67,738	65,103
Other	127,306	113,061

Total deferred debits	1,174,898	1,164,534

TOTAL ASSETS	$12,302,890	$12,392,998

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2011	2010
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$215,968	$236,354
Accrued taxes (Note 6)	155,172	104,711
Accrued interest	54,948	54,831
Short-term borrowings	17,300	16,600
Current maturities of long-term debt (Note 2)	832,275	631,879
Customer deposits	68,821	68,322
Liabilities from risk management activities (Note 8)	71,047	58,976
Deferred fuel and purchased power regulatory liability (Note 3)	77,151	58,442
Other regulatory liabilities (Note 3)	78,167	80,526
Other current liabilities	103,363	139,063

Total current liabilities	1,674,212	1,449,704

LONG-TERM DEBT LESS CURRENT MATURITIES (Note 2)
Long-term debt less current maturities	2,748,676	2,948,991
Palo Verde sale leaseback lessor notes less current maturities (Note 7)	96,803	96,803

Total long-term debt less current maturities	2,845,479	3,045,794

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,775,368	1,863,861
Regulatory liabilities (Note 3)	689,942	614,063
Liability for asset retirements (Note 16)	244,483	328,571
Liabilities for pension and other postretirement benefits (Note 4)	824,502	813,121
Liabilities from risk management activities (Note 8)	56,517	65,390
Customer advances	118,778	121,645
Coal mine reclamation	117,455	117,243
Unrecognized tax benefits (Note 6)	82,613	66,349
Other	144,770	132,031

Total deferred credits and other	4,054,428	4,122,274

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 9)
Common stock, no par value	2,434,784	2,421,372
Treasury stock	(5,768)	(2,239)

Total common stock	2,429,016	2,419,133

Retained earnings	1,351,716	1,423,961

Accumulated other comprehensive loss:
Pension and other postretirement benefits	(58,554)	(59,420)
Derivative instruments	(90,767)	(100,347)

Total accumulated other comprehensive loss	(149,321)	(159,767)

Total shareholders’ equity	3,631,411	3,683,327
Noncontrolling interests (Note 7)	97,360	91,899

Total equity	3,728,771	3,775,226

TOTAL LIABILITIES AND EQUITY	$12,302,890	$12,392,998

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,674)	$(897)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	123,298	114,122
Deferred fuel and purchased power	49,947	44,040
Deferred fuel and purchased power amortization	(31,238)	(25,953)
Allowance for equity funds used during construction	(5,395)	(5,389)
Real estate impairment charges	—	15,112
Deferred income taxes	(41,005)	50,845
Change in mark-to-market valuations	(284)	1,842
Changes in current assets and liabilities:
Customer and other receivables	75,528	60,244
Accrued unbilled revenues	9,633	24,505
Materials, supplies and fossil fuel	21,421	6,240
Other current assets	(636)	(8,148)
Accounts payable	(24,543)	(23,334)
Accrued taxes and income tax receivable-net	52,944	30,004
Other current liabilities	(37,406)	(39,572)
Expenditures for real estate investments	(40)	(443)
Gains and other changes in real estate assets	(3)	4,095
Change in margin and collateral accounts — assets	4,220	(11,280)
Change in margin and collateral accounts — liabilities	35,478	(124,495)
Change in unrecognized tax benefits	18,959	(62,062)
Change in other long-term assets	(33,129)	(26,593)
Change in other long-term liabilities	35,421	(36,558)

Net cash flow provided by (used for) operating activities	243,496	(13,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(191,553)	(202,554)
Contributions in aid of construction	9,136	2,949
Allowance for borrowed funds used during construction	(3,576)	(3,080)
Proceeds from nuclear decommissioning trust sales	189,318	158,448
Investment in nuclear decommissioning trust	(194,241)	(164,552)
Other	(1,879)	(1,639)

Net cash flow used for investing activities	(192,795)	(210,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	175,000	—
Repayment of long-term debt	(175,170)	(4,150)
Short-term borrowings and payments — net	700	135,901
Dividends paid on common stock	(55,300)	(51,421)
Common stock equity issuance	11,727	844
Other	(3,653)	1,079

Net cash flow provided by (used for) financing activities	(46,696)	82,253

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,005	(141,850)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,188	145,378

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,193	$3,528

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of (refunds)	$—	$(5,547)
Interest, net of amounts capitalized	$55,997	$58,679
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Consolidation and Nature of Operations
The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, SunCor Development Company (“SunCor”), APS Energy Services Company, Inc. (“APSES”), and El Dorado Investment Company (“El Dorado”). Intercompany accounts and transactions between the consolidated companies have been eliminated. The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde sale leaseback variable interest entities (“VIEs”) (see Note 7 for further discussion). Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Weather conditions cause significant seasonal fluctuations in our revenues; therefore, results for interim periods do not necessarily represent results expected for the year.
In preparing the condensed consolidated financial statements, we have evaluated the events that have occurred after March 31, 2011 through the date the financial statements were issued.
Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements and notes have been prepared consistently with the 2010 Form 10-K with the exception of the reclassification of certain prior year amounts on our Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows in accordance with accounting requirements for reporting discontinued operations (see Note 14), and the impacts related to the reclassification of regulatory assets and liabilities for the current portion (see Note 3).

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables show the impact of the reclassifications to prior year (previously reported) amounts (dollars in thousands):

			Amount
			reported after
	As	Reclassifications	reclassification
Statement of Income for the Three	previously	for discontinued	for discontinued
Months Ended March 31, 2010	reported	operations	operations
Operating Revenues
Real estate segment	$9,416	$(9,416)	$—
Other revenues	12,750	(3,820)	8,930
Operating Expenses
Real estate segment operations	13,890	(13,890)	—
Real estate impairment charge	15,112	(15,112)	—
Operations and maintenance	209,991	(2,149)	207,842
Depreciation and amortization	101,536	(883)	100,653
Taxes other than income taxes	31,827	(103)	31,724
Other expenses	8,061	(1,133)	6,928
Other
Other income	2,395	(287)	2,108
Interest Expense
Interest charges	62,054	(1,349)	60,705
Allowance for borrowed funds used during construction	(3,080)	33	(3,047)
Income Taxes	(15,480)	8,308	(7,172)
Income (Loss) From Continuing Operations	(772)	12,755	11,983
Loss From Discontinued Operations	(125)	(12,755)	(12,880)

			Amount
			reported after
		Reclassifications	reclassification
	As	for regulatory	for regulatory
	previously	assets and	assets and
Balance Sheets — December 31, 2010	reported	liabilities	liabilities
Current Assets — Regulatory assets	$—	$62,286	$62,286
Current Assets — Deferred income taxes	94,602	30,295	124,897
Deferred Debits — Regulatory assets	1,048,656	(62,286)	986,370
Current Liabilities — Deferred fuel and purchased power regulatory liability	—	58,442	58,442
Current Liabilities — Other regulatory liabilities	—	80,526	80,526
Deferred Credits and Other — Deferred income taxes	1,833,566	30,295	1,863,861
Deferred Credits and Other — Deferred fuel and purchased power regulatory liability	58,442	(58,442)	—
Deferred Credits and Other — Regulatory liabilities	694,589	(80,526)	614,063

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Amount
			reported after
		Reclassifications	reclassification
	As	for regulatory	for regulatory
Statement of Cash Flows for the	previously	assets and	assets and
Three Months Ended March 31, 2010	reported	liabilities	liabilities
Cash Flows from Operating Activities
Other current assets	$(8,836)	$688	$(8,148)
Other current liabilities	(36,582)	(2,990)	(39,572)
Change in other long-term assets	(25,903)	(690)	(26,593)
Change in other long-term liabilities	(39,550)	2,992	(36,558)
2. Long-term Debt and Liquidity Matters
The following table shows principal payments due on Pinnacle West’s and APS’s total long-term debt and capitalized lease requirements as of March 31, 2011 (dollars in millions):

	Consolidated	Consolidated
Year	Pinnacle West	APS
2011	$457	$457
2012	477	477
2013	140	140
2014	502	502
2015	488	313
Thereafter	1,620	1,620

Total	$3,684	$3,509

Credit Facilities and Debt Issuances
Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs. During the first quarter of 2011, APS refinanced an existing revolving credit facility (as discussed below) that would have otherwise matured in September 2011.
Pinnacle West
On February 23, 2011, Pinnacle West entered into a $175 million term loan facility that matures February 20, 2015. Pinnacle West used the proceeds of the loan to repay its 5.91% $175 million Senior Notes. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings, or if unavailable, its long-term issuer ratings.
At March 31, 2011, Pinnacle West’s $200 million credit facility, which matures in 2013, was available for general corporate purposes, support of its $200 million commercial paper program, or for issuances of letters of credit. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At March 31, 2011, Pinnacle West had no outstanding borrowings under this credit facility, no outstanding letters of credit and commercial paper borrowings of $17 million.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APS
On February 14, 2011, APS refinanced its $489 million revolving credit facility that would have matured in September 2011, with a new $500 million facility. The new revolving credit facility terminates in February 2015. APS may increase the amount of the facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders. APS will use the facility for general corporate purposes, commercial paper program support and for the issuance of letters of credit. Interest rates are based on APS’s senior unsecured debt credit ratings.
At March 31, 2011, APS had two credit facilities totaling $1 billion, including the $500 million credit facility described above and a $500 million facility that matures in February 2013. These facilities are available to support its $250 million commercial paper program, for bank borrowings or for issuances of letters of credit. See Note 12 for discussion of APS’s letters of credit. At March 31, 2011, APS had no borrowings outstanding under any of its credit facilities and no outstanding commercial paper. A $20 million letter of credit was outstanding under APS’s 2011 $500 million credit facility described above.
Debt Provisions
An existing ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt. At March 31, 2011, APS was in compliance with the common equity ratio requirements established by the ACC. Its total shareholder equity was approximately $3.8 billion, and total capitalization was approximately $7.1 billion. APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $2.9 billion, assuming APS’s total capitalization remains the same. This restriction does not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Demand-Side Management Adjustor Charge (“DSMAC”). The settlement agreement related to the 2008 retail rate case requires APS to submit an annual Energy Efficiency Implementation Plan for review by and approval of the ACC. On July 15, 2009, APS filed its initial Energy Efficiency Implementation Plan, requesting approval by the ACC of programs and program elements for which APS had estimated a budget in the amount of $50 million for 2010. APS received ACC approval of all of its proposed programs and implemented the new DSMAC on March 1, 2010. A surcharge was added to customer bills in order to recover these estimated amounts for use on certain demand-side management programs. The surcharge allows for the recovery of energy efficiency expenses and any earned incentives.
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
The following table shows the changes in the deferred fuel and purchased power regulatory liability for 2011 and 2010 (dollars in millions):

	Three Months Ended
	March 31,
	2011	2010
Beginning balance	$(58)	$(87)
Deferred fuel and purchased power costs-current period	(50)	(44)
Amounts refunded through revenues	31	26

Ending balance	$(77)	$(105)

The PSA rate for the PSA year beginning February 1, 2011 is ($0.0057) per kWh as compared to ($0.0045) per kWh for the prior year. The regulatory liability at March 31, 2011 reflects lower average prices, primarily for natural gas and gas-based generation. Any uncollected (overcollected) deferrals during the 2011 PSA year will be included in the calculation of the PSA rate for the PSA year beginning February 1, 2012.
Transmission Rates and Transmission Cost Adjustor. In July 2008, the United States Federal Energy Regulatory Commission (“FERC”) approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services. A large portion of the rate represents charges for transmission services to serve APS’s retail customers (“Retail Transmission Charges”). In order to recover the Retail Transmission Charges, APS must file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the transmission cost adjustor (“TCA”).
The formula rate is updated each year effective June 1 on the basis of APS’s actual cost of service, as disclosed in APS’s FERC Form 1 report for the previous fiscal year. Items to be updated include actual capital expenditures made as compared with previous projections, transmission revenue credits and other items. The resolution of proposed adjustments can result in significant volatility in the revenues to be collected. APS reviews the proposed formula rate filing amounts with the ACC staff. Any items or adjustments which are not agreed to by APS and the ACC staff can remain in dispute until settled or litigated at FERC. Settlement or litigated resolution of disputed issues could require an extended period of time and could have a significant effect on the Retail Transmission Charge because any adjustment, though applied prospectively, may be calculated to account for previously over-collected amounts.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Effective June 1, 2011, APS’s annual wholesale transmission rates for all users of its transmission system will increase by approximately $44.3 million for the twelve-month period beginning June 1, 2011 in accordance with the FERC-approved formula as a result of higher costs and lower revenues reflected in the formula. Approximately $38.2 million of this revenue increase relates to transmission services used for APS’s retail customers. On April 22, 2011, APS filed with the ACC an application for the related increase of its TCA rate.
Regulatory Assets and Liabilities
As discussed in Note 1, as of March 31, 2011, the Company revised its presentation of regulatory assets and liabilities to separately reflect current and non-current amounts on the Condensed Consolidated Balance Sheets. This presentation is reflected in the tables below.
The detail of regulatory assets is as follows (dollars in millions):

	March 31, 2011		December 31, 2010
	Current	Non-Current	Current	Non-Current
Pension and other postretirement benefits	$—	$663	$—	$669
Deferred fuel and purchased power — mark-to-market (Note 8)	38	38	42	35
Deferred income taxes	3	68	3	69
Transmission vegetation management	—	45	—	46
Coal reclamation	2	36	2	36
Palo Verde VIE (Note 7)	—	33	—	33
Deferred compensation	—	33	—	32
Tax expense of Medicare subsidy	2	22	2	21
Loss on reacquired debt	1	20	1	21
Demand side management (a)	9	5	12	6
Other	1	17	—	18

Total regulatory assets (b)	$56	$980	$62	$986

(a)	See Cost Recovery Mechanisms discussion above.

(b)	There are no regulatory assets for which the ACC has allowed recovery of costs but not allowed a return by exclusion from rate base. FERC rates are set using a formula rate as described in “Transmission Rates and Transmission Cost Adjustor.”
Included in the balance of regulatory assets at March 31, 2011 and December 31, 2010 is a regulatory asset for pension and other postretirement benefits. This regulatory asset represents the future recovery of these costs through retail rates as these amounts are charged to earnings. If these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future earnings.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The detail of regulatory liabilities is as follows (dollars in millions):

	March 31, 2011		December 31, 2010
	Current	Non-Current	Current	Non-Current
Removal costs (a)	$20	$359	$22	$357
Asset retirement obligations (Note 16)	—	206	—	184
Deferred fuel and purchased power (b)(c)	77	—	58	—
Renewable energy standard (b)	50	—	50	—
Income taxes — change in rates	—	50	—	—
Spent nuclear fuel	5	41	4	41
Deferred gains on utility property	2	16	2	16
Other	1	18	3	16

Total regulatory liabilities	$155	$690	$139	$614

(a)	In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)	See Cost Recovery Mechanisms discussion above.

(c)	Subject to a carrying charge.
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
The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged to a regulatory asset) (dollars in millions):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost — benefits earned during the period	$16	$15	$6	$5
Interest cost on benefit obligation	31	31	12	11
Expected return on plan assets	(33)	(31)	(10)	(10)
Amortization of:
Transition obligation	—	—	—	1
Prior service cost	—	1	—	—
Net actuarial loss	6	6	3	3

Net periodic benefit cost	$20	$22	$11	$10

Portion of cost charged to expense	$8	$11	$4	$5

APS’s share of cost charged to expense	$8	$10	$4	$5

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contributions
The required minimum contribution to our pension plan is zero in 2011 and approximately $85 million in 2012. The contributions to our other postretirement benefit plans for 2011 and 2012 are expected to be approximately $20 million each year. APS and other subsidiaries fund their share of the contributions. APS’s share is approximately 99% of both plans.
5. Business Segments
Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily retail and wholesale sales supplied to traditional cost-based rate regulation (“Native Load”) customers) and related activities and includes electricity generation, transmission and distribution.
Financial data for the three months ended March 31, 2011 and 2010 and at March 31, 2011 and December 31, 2010 is provided as follows (dollars in millions):

	Three Months Ended
	March 31,
	2011	2010
Operating revenues:
Regulated electricity segment	$648	$611
All other (a)	12	9

Total	$660	$620

Net income (loss) attributable to common shareholders:
Regulated electricity segment	$(15)	$7
All other (b)	—	(13)

Total	$(15)	$(6)

	As of	As of
	March 31, 2011	December 31, 2010
Assets:
Regulated electricity segment	$12,237	$12,285
All other (b)	66	108

Total	$12,303	$12,393

(a)	All other activities relate to APSES and El Dorado.

(b)	All other activities relate to SunCor, APSES and El Dorado.
6. Income Taxes
The $68 million income tax receivable on the Condensed Consolidated Balance Sheets represents the anticipated refunds related to an APS tax accounting method change approved by the IRS in the third quarter of 2009. This amount is classified as long-term, as cash refunds are not expected to be received in the next twelve months.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On February 17, 2011, Arizona enacted legislation (H.B. 2001) that included a four year phase-in of corporate income tax rate reductions beginning in 2014. As a result of these tax rate reductions, Pinnacle West has revised the tax rate applicable to reversing temporary items in Arizona. In accordance with accounting for regulated companies, the benefit of this rate reduction is substantially offset by a regulatory liability. In the first quarter of 2011, Pinnacle West increased regulatory liabilities by a total of $53 million, with a corresponding decrease in accumulated deferred income tax liabilities to reflect the impact of this change in tax law.
As of the balance sheet date, the tax year ended December 31, 2008 and all subsequent tax years remain subject to examination by the IRS. With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2006. We do not anticipate that there will be any significant increases or decreases in our unrecognized tax benefits within the next twelve months.
7. Variable-Interest Entities
Palo Verde Sale Leaseback Trusts
In 1986, APS entered into agreements with three separate variable-interest entity (“VIE”) lessor trusts in order to sell and lease back interests in Palo Verde Nuclear Generating Station (“Palo Verde”) Unit 2 and related common facilities. The VIE lessor trusts are single-asset leasing entities. APS will pay approximately $49 million per year for the years 2011 to 2015 related to these leases. The leases do not contain fixed price purchase options or residual value guarantees. However, the lease agreements include fixed rate renewal periods which may have a significant impact on the VIEs’ economic performance. We have concluded that these fixed rate renewal periods may give APS the ability to utilize the asset for a significant portion of the asset’s economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance. In addition to the fixed rate renewal periods, our primary beneficiary analysis also considered that APS is the operating agent for Palo Verde, is obligated to decommission the leased assets and has fair value purchase options.
For the reasons discussed above, APS consolidates these VIEs. Consolidation of these VIEs eliminates the lease accounting and results in changes in our consolidated assets, debt, equity, and net income. Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders. Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the lease. As a result of consolidation we eliminate rent expense and recognize depreciation and interest expense, resulting in an increase in net income for the three months ended March 31, 2011 of $5 million entirely attributable to the noncontrolling interests. Income attributable to Pinnacle West shareholders remains the same. Consolidation of these VIEs also results in changes to our Condensed Consolidated Statements of Cash Flows, but does not impact net cash flows.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 include the following amounts relating to the VIEs (in millions):

	March 31, 2011	December 31, 2010
Property plant and equipment, net of accumulated depreciation	$136	$138
Long-term debt including current maturities	126	126
Equity- Noncontrolling interests	97	91
For regulatory ratemaking purposes the agreements continue to be treated as operating leases and, as a result, we have recorded a regulatory asset of $33 million as of March 31, 2011 and December 31, 2010.
APS is exposed to losses relating to these lessor trust VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur. Under certain circumstances (for example, the United States Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of March 31, 2011, APS would have been required to pay the noncontrolling equity participants approximately $146 million and assume $126 million of debt. Since APS consolidates the VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets.
8. Derivative Accounting
We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal, emissions allowances, and in interest rates. We manage risks associated with these market fluctuations by utilizing various derivative instruments, including futures, forwards, options and swaps. As part of our overall risk management program, we may use such instruments to hedge purchases and sales of electricity, fuels, and emissions allowances and credits. Derivative instruments that are designated as cash flow hedges are used to limit our exposure to cash flow variability on forecasted transactions. The changes in market value of such contracts have a high correlation to price changes in the hedged transactions. We may also invest in derivative instruments for trading purposes; however, for the period ended March 31, 2011, there was no material trading activity.
Our derivative instruments are accounted for at fair value; see Note 15 for a discussion of fair value measurements. Derivative instruments for the physical delivery of purchase and sale quantities transacted in the normal course of business qualify for the normal purchase and sales scope exception and are accounted for under the accrual method of accounting. Due to the scope exception, these derivative instruments are excluded from our derivative instrument discussion and disclosures below.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Hedge effectiveness is the degree to which the derivative instrument contract and the hedged item are correlated and is measured based on the relative changes in fair value of the derivative instrument contract and the hedged item over time. We assess hedge effectiveness both at inception and on a continuing basis. These assessments exclude the time value of certain options. For accounting hedges that are deemed an effective hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period during which the hedged transaction affects earnings. We recognize in current earnings, subject to the PSA, the gains and losses representing hedge ineffectiveness, and the gains and losses on any hedge components which are excluded from our effectiveness assessment. As of March 31, 2011, we hedged the majority of certain exposures to the price variability of commodities for a maximum of 39 months.
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
For its regulated operations, APS defers for future rate treatment approximately 90% of unrealized gains and losses on certain derivatives pursuant to the PSA mechanism that would otherwise be recognized in income. Realized gains and losses on derivatives are deferred in accordance with the PSA to the extent the amounts are above or below the portion of APS’s base rates attributable to fuel and purchased power costs (see Note 3). Gains and losses from derivatives in the following tables represent the amounts reflected in income before the effect of PSA deferrals.
As of March 31, 2011, we had the following outstanding gross notional amount of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	13,715,268	megawatt hours
Gas	138,357,611	MMBTU (a)

(a)	“MMBTU” is one million British thermal units.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments in Designated Accounting Hedging Relationships
The following table provides information about gains and losses from derivative instruments in designated accounting hedging relationships and their impact on our Condensed Consolidated Statements of Income during the three months ended March 31, 2011 and 2010 (dollars in thousands):

		Three Months Ended
	Financial Statement	March 31,
Commodity Contracts	Location	2011	2010

Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments (Effective Portion)	Accumulated other comprehensive loss-derivative instruments	$988	$(91,667)
Amount of Loss Reclassified from AOCI into Income (Effective Portion Realized)	Regulated electricity segment fuel and purchased power	(14,846)	(13,185)
Amount of Gain (Loss) Recognized in Income from Derivative Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)	Regulated electricity segment fuel and purchased power	12	(10,467)

(a)	During the three months ended March 31, 2011 and 2010, we had no amounts reclassified from AOCI to earnings related to discontinued cash flow hedges.
During the next twelve months, we estimate that a net loss of $102 million before income taxes will be reclassified from AOCI as an offset to the effect of market price changes for the related hedged transactions. Approximately 90% of the amounts related to derivatives subject to the PSA will be recorded as either a regulatory asset or liability and have no effect on earnings.
Derivative Instruments Not Designated as Accounting Hedges
The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments and their impact on our Condensed Consolidated Statements of Income during the three months ended March 31, 2011 and 2010 (dollars in thousands):

		Three Months Ended
	Financial Statement	March 31,
Commodity Contracts	Location	2011	2010

Amount of Net Gain Recognized in Income from Derivative Instruments	Regulated electricity segment revenue	$1,507	$170

Amount of Net Loss Recognized in Income from Derivative Instruments	Regulated electricity segment fuel and purchased power expense	(9,026)	(34,969)

Total		$(7,519)	$(34,799)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets
The following table provides information about the fair value of our derivative instruments, margin account and cash collateral reported on a gross basis. Transactions with counterparties that have master netting arrangements are reported net on the Condensed Consolidated Balance Sheets. These amounts are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets. Amounts are as of March 31, 2011 (dollars in thousands):

		Investments	Current	Deferred Credits	Total Assets
Commodity Contracts	Current Assets	and Other Assets	Liabilities	and Other	(Liabilities)
Derivatives designated as accounting hedging instruments:
Assets	$—	$663	$9,583	$4,234	$14,480
Liabilities	—	(245)	(98,821)	(54,802)	(153,868)

Total hedging instruments	—	418	(89,238)	(50,568)	(139,388)

Derivatives not designated as accounting hedging instruments:
Assets	22,278	38,188	35,863	18,394	114,723
Liabilities	(44)	(86)	(107,359)	(90,530)	(198,019)

Total non-hedging instruments	22,234	38,102	(71,496)	(72,136)	(83,296)

Total derivatives	22,234	38,520	(160,734)	(122,704)	(222,684)

Margin account	20,076	—	359	—	20,435
Collateral provided to counterparties	11,985	—	101,123	66,187	179,295
Collateral provided from counterparties	—	—	(11,795)	—	(11,795)
Prepaid option premiums and other	284	—	—	—	284

Balance Sheet Total	$54,579	$38,520	$(71,047)	$(56,517)	$(34,465)

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information about the fair value of our derivative instruments, margin account and cash collateral reported on a gross basis at December 31, 2010 (dollars in thousands):

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

Credit Risk and Credit-Related Contingent Features
We are exposed to losses in the event of nonperformance or nonpayment by counterparties. We have risk management contracts with many counterparties, including two counterparties for which our exposure represents approximately 53% of Pinnacle West’s $93 million of risk management assets as of March 31, 2011. This exposure relates to long-term traditional wholesale contracts with counterparties that have very high credit quality. Our risk management process assesses and monitors the financial exposure of all counterparties. Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period. Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies. We maintain credit policies that we believe minimize overall credit risk to within acceptable limits. Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition. To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain of our derivative instrument contracts contain credit-risk-related contingent features including, among other things, investment grade credit rating provisions, credit-related cross default provisions, and adequate assurance provisions. Adequate assurance provisions allow a counterparty with reasonable grounds for uncertainty to demand additional collateral based on subjective events and/or conditions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2011 was $328 million, for which we had posted collateral of $167 million in the normal course of business.
For those derivative instruments in a net liability position, with investment grade credit contingencies, the counterparties could demand additional collateral if our debt credit ratings were to fall below investment grade (below BBB- for Standard & Poor’s or Fitch or Baa3 for Moody’s), which would be a violation of the credit rating provisions. If the investment grade contingent features underlying these agreements had been fully triggered on March 31, 2011, after off-setting asset positions under master netting arrangements we would have been required to post approximately an additional $122 million of collateral to our counterparties; this amount includes those contracts which qualify for scope exceptions, which are excluded from the derivative details in the above footnote. We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features which could also require us to post additional collateral of approximately $196 million if our debt credit ratings were to fall below investment grade.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Changes in Equity
The following tables show Pinnacle West’s changes in shareholders’ equity and changes in equity of noncontrolling interests for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Common	Noncontrolling		Common	Noncontrolling
	Shareholders	Interests	Total	Shareholders	Interests	Total

Beginning balance, January 1	$3,683,327	$91,899	$3,775,226	$3,316,109	$111,895	$3,428,004

Net income (loss)	(15,135)	5,461	(9,674)	(6,014)	5,117	(897)

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	988	—	988	(91,667)	—	(91,667)
Net reclassification of realized losses to income (b)	14,846	—	14,846	13,185	—	13,185
Reclassification of pension and other postretirement benefits to income	1,433	—	1,433	1,393	—	1,393
Net income tax benefit (expense) related to items of other comprehensive income (loss)	(6,821)	—	(6,821)	30,426	—	30,426

Total other comprehensive income (loss)	10,446	—	10,446	(46,663)	—	(46,663)

Total comprehensive income (loss)	(4,689)	5,461	772	(52,677)	5,117	(47,560)

Issuance of capital stock	13,560	—	13,560	2,680	—	2,680
Purchase of treasury stock, net of reissuances	(3,530)	—	(3,530)	1,078	—	1,078
Other (primarily stock compensation)	(148)	—	(148)	2	(22)	(20)
Dividends on common stock	(57,109)	—	(57,109)	(53,259)	—	(53,259)
Net capital activities by noncontrolling interests	—	—	—	—	(923)	(923)

Ending balance, March 31	$3,631,411	$97,360	$3,728,771	$3,213,933	$116,067	$3,330,000

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. Commitments and Contingencies
Palo Verde Nuclear Generating Station
Spent Nuclear Fuel and Waste Disposal
APS currently estimates it will incur $122 million (in 2011 dollars) over the current life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel. At March 31, 2011, APS had a regulatory liability of $46 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.
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
The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). APS is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount APS could incur under the current NEIL policies totals approximately $18 million for each retrospective assessment declared by NEIL’s Board of Directors due to losses. In addition, NEIL policies contain rating triggers that would result in APS providing approximately $46 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contractual Obligations
Our future contractual purchase obligations have increased from approximately $456 million at December 31, 2010 as disclosed in the 2010 Form 10-K to $699 million at March 31, 2011. This increase is primarily related to an amended agreement for certain transmission rights-of-way and a new contract for the construction of a solar facility. Total contractual purchase obligations are as follows (dollars in millions):

2011	2012	2013	2014	2015	Thereafter	Total
$232	$116	$69	$6	$6	$270	$699
Payments for the transmission rights-of-way are subject to change based on changes in the Consumer Price Index.
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
Superfund
The Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air. Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties (“PRPs”). PRPs may be strictly, and often are jointly and severally, liable for clean-up. On September 3, 2003, the United States Environmental Protection Agency (“EPA”) advised APS that the EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (OU3) in Phoenix, Arizona. APS has facilities that are within this Superfund site. APS and Pinnacle West have agreed with the EPA to perform certain investigative activities of the APS facilities within OU3. In addition, on September 23, 2009, APS agreed with the EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan. We estimate that our costs related to this investigation and study will be approximately $1 million, which is reserved as a liability on our financial statements. We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time we cannot accurately estimate our total expenditures.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Other Income and Other Expense
The following table provides detail of other income and other expense for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Other income:
Interest income	$391	$874
Investment gains — net	1,293	1,222
Miscellaneous	6	12

Total other income	$1,690	$2,108

Other expense:
Non-operating costs	$(1,444)	$(1,794)
Miscellaneous	(255)	(902)

Total other expense	$(1,699)	$(2,696)

12. Guarantees and Surety Bonds
We have issued parental guarantees and obtained surety bonds on behalf of our subsidiaries, including credit support instruments enabling APSES to offer energy-related products and surety bonds at APS, principally related to self-insured workers’ compensation. Non-performance or non-payment under the underlying contract by our subsidiaries would result in a payment liability on our part under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to such instruments. At March 31, 2011, we had no outstanding claims for payment under any of these instruments. Our guarantees and surety bonds have no recourse or collateral provisions to allow us to recover amounts paid under these instruments. The amounts and approximate terms of our guarantees and surety bonds for each subsidiary at March 31, 2011 are as follows (dollars in millions):

	Guarantees		Surety Bonds
		Term		Term
	Amount	(in years)	Amount	(in years)
APSES	$5	1	$60	1
APS	4	1	9	1

Total	$9		$69

APS has entered into various agreements that require letters of credit for financial assurance purposes. At March 31, 2011, approximately $44 million of letters of credit were outstanding to support existing pollution control bonds of similar amount. The letters of credit are available to fund the payment of principal and interest of such debt obligations. These letters of credit expire in 2011 and 2013. APS has also entered into approximately $54 million of letters of credit to support certain equity participants in the Palo Verde sale leaseback transactions (see Note 7 for further details on the Palo Verde sale leaseback transactions). These letters of credit were amended and extended in April 2010, and will expire in 2013.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Earnings Per Share
The following table presents earnings per weighted average common share outstanding for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Basic earnings per share:
Income (loss) from continuing operations attributable to common shareholders	$(0.14)	$0.07
Loss from discontinued operations	—	(0.13)

Earnings per share — basic	$(0.14)	$(0.06)

Diluted earnings per share:
Income (loss) from continuing operations attributable to common shareholders	$(0.14)	$0.07
Loss from discontinued operations	—	(0.13)

Earnings per share — diluted	$(0.14)	$(0.06)

For the three months ended March 31, 2011 and 2010, the weighted average common shares outstanding were the same for both basic and diluted shares. Options to purchase 45,500 shares of common stock for the three-month period ended March 31, 2011, and 387,800 shares for the three-month period ended March 31, 2010 were outstanding but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
14. Discontinued Operations
SunCor (real estate segment) — In 2009, our real estate subsidiary, SunCor, began disposing of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce its outstanding debt. All activity for the income statement and prior comparative period income statement amounts are included in discontinued operations. In 2010, SunCor recorded real estate impairment charges of $15 million in the first quarter. SunCor’s asset sales resulted in no gain for 2010. SunCor has approximately $3 million of assets on its balance sheet classified as assets held for sale which are included in other current assets at March 31, 2011.
APSES (other) — In 2010, our subsidiary, APSES, sold its district cooling business consisting of operations in downtown Phoenix, Tucson, and on certain Arizona State University campuses. As a result of the sale, we recorded an after-tax gain from discontinued operations of approximately $25 million in June 2010. Prior period income statement amounts related to this sale and the associated revenues and costs are reflected in discontinued operations in 2010.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides revenue, income (loss) before income taxes and income (loss) after taxes classified as discontinued operations in Pinnacle West’s Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended
	March 31,
	2011	2010
Revenue:
SunCor	$1	$9
APSES	—	4

Total revenue	$1	$13

Loss before taxes:	$(1)	$(21)
Loss after taxes (a):	$—	(13)

(a)	Includes a tax benefit recognized by the parent company in accordance with an intercompany tax sharing agreement of $8 million for the three months ended March 31, 2010.
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We maximize the use of observable inputs and minimize the use of unobservable inputs. If market data is not readily available, inputs may reflect our own assumptions about the inputs market participants would use. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities as well as their placement within the fair value hierarchy levels. Thus, a valuation may be classified in Level 3 even though the valuation may include significant inputs that are readily observable. We assess whether a market is active by obtaining observable broker quotes, reviewing actual market transactions, and assessing the volume of transactions. We consider broker quotes observable inputs when the quote is binding on the broker, we can validate the quote with market transactions, or we can determine that the inputs the broker used to arrive at the quoted price are observable.
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
Nuclear Decommissioning Trust
The nuclear decommissioning trust invests in fixed income securities directly and equity securities indirectly through commingled funds. The commingled funds are valued based on the fund’s net asset value and are classified within Level 2. We may transact in the equity commingled fund on a semi-monthly basis and the cash-equivalent commingled fund on a daily basis. Our trustee provides valuation of our nuclear decommissioning trust assets by using pricing services to determine fair market value. We assess these valuations and verify that pricing can be supported by actual recent market transactions. The trust fund investments have been established to satisfy APS’s nuclear decommissioning obligations.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Tables
The following table presents the fair value at March 31, 2011 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Counterparty	Balance at
	Identical Assets	Inputs	Inputs (a)	Netting &	March 31,
	(Level 1)	(Level 2)	(Level 3)	Other (b)	2011
Assets
Risk management activities:
Commodity contracts	$—	$65	$64	$(36)	$93
Nuclear decommissioning trust:
Equity securities:
U.S. commingled funds	—	178	—	—	178
Fixed income securities:
U.S. Treasury	69	—	—	—	69
Cash and cash equivalent funds (c)	—	21	—	—	21
Corporate	—	59	—	—	59
Mortgage-backed	—	81	—	—	81
Municipality	—	70	—	—	70
Other	—	20	—	(11)	9

Total	$69	$494	$64	$(47)	$580

Liabilities
Risk management activities:
Commodity contracts	$—	$(240)	$(112)	$224	$(128)

(a)	Primarily consists of long-dated electricity contracts.

(b)	Risk management activities represent netting under master netting agreements, including margin and collateral (see Note 8). Nuclear decommissioning trust represents net pending securities sales and purchases.

(c)	These cash equivalents are held in a commingled short-term investment fund that invests in short-term, highly liquid, fixed income instruments.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value at December 31, 2010 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Counterparty	Balance at
	Identical Assets	Inputs	Inputs (a)	Netting &	December 31,
	(Level 1)	(Level 2)	(Level 3)	Other (b)	2010
Assets
Cash equivalents	$35	$—	$—	$—	$35
Risk management activities:
Commodity contracts	—	80	61	(28)	113
Nuclear decommissioning trust:
Equity securities:
U.S. commingled funds	—	168	—	—	168
Fixed income securities:
U.S. Treasury	50	—	—	—	50
Cash and cash equivalent funds (c)	—	22	—	—	22
Corporate	—	60	—	—	60
Mortgage-backed	—	81	—	—	81
Municipality	—	79	—	—	79
Other	—	20	—	(10)	10

Total	$85	$510	$61	$(38)	$618

Liabilities
Risk management activities:
Commodity contracts	$(1)	$(280)	$(99)	$256	$(124)

(a)	Primarily consists of long-dated electricity contracts.

(b)	Risk management activities represent netting under master netting arrangements, including margin and collateral. See Note 8. Nuclear decommissioning trust represents net pending securities sales and purchases.

(c)	These cash equivalents are held in a commingled short-term investment fund that invests in short-term, highly liquid, fixed income instruments.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the changes in fair value for assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended
	March 31,
Commodity Contracts	2011	2010
Net derivative balance at beginning of period	$(38)	$(10)
Total net gains (losses) realized/unrealized:
Included in earnings	1	(1)
Included in OCI	2	(6)
Deferred as a regulatory asset or liability	(7)	(12)
Transfers into Level 3 from Level 2	(5)	—
Transfers from Level 3 into Level 2	(1)	(2)

Net derivative balance at end of period	$(48)	$(31)

Net unrealized gains (losses) included in earnings related to instruments still held at end of period	$1	$(1)
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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the carrying amount and estimated fair value of our long-term debt, including current maturities (dollars in millions):

	As of		As of
	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Pinnacle West	$175	$174	$175	$176
APS	3,503	3,735	3,503	3,737

Total	$3,678	$3,909	$3,678	$3,913

Nuclear Decommissioning Trust
To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations. Third-party investment managers are authorized to buy and sell securities per their stated investment guidelines. The trust funds are invested in fixed income securities and domestic equity securities. APS classifies investments in decommissioning trust funds as available for sale. As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets. Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have recorded the offsetting amount of gains or losses on investment securities in other regulatory liabilities or assets. The following table summarizes the fair value of APS’s nuclear decommissioning trust fund assets at March 31, 2011 and December 31, 2010 (dollars in millions):

		Total	Total
		Unrealized	Unrealized
	Fair Value	Gains	Losses
March 31, 2011
Equity securities	$178	$52	$—
Fixed income securities	320	12	(1)
Net payables (a)	(11)	—	—

Total	$487	$64	$(1)

(a)	Net payables relate to pending securities sales and purchases.

		Total	Total
		Unrealized	Unrealized
	Fair Value	Gains	Losses
December 31, 2010
Equity securities	$168	$43	$(1)
Fixed income securities	312	12	(2)
Net receivables (a)	(10)	—	—

Total	$470	$55	$(3)

(a)	Net payables relate to pending securities sales and purchases.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The costs of securities sold are determined on the basis of specific identification. The following table sets forth approximate realized gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended
	March 31,
	2011	2010
Realized gains	$1	$12
Realized losses	(2)	(2)
Proceeds from the sale of securities (a)	189	158

(a)	Proceeds are reinvested in the trust.
The fair value of fixed income securities, summarized by contractual maturities, at March 31, 2011 is as follows (dollars in millions):

Fair Value
Less than one year	$24
1 year - 5 years	68
5 years - 10 years	98
Greater than 10 years	130

Total	$320

16. Asset Retirement Obligations
APS has asset retirement obligations for its Palo Verde nuclear facilities and certain other generation, transmission and distribution assets. During the period ending March 31, 2011, a new decommissioning study with updated cash flow estimates was completed for Palo Verde. This study reflects the twenty-year license extension approved by the NRC on April 21, 2011, which extends the commencement of decommissioning to 2045. The new study resulted in a $90 million decrease to the liability for asset retirements, a $78 million decrease to electric plant in service, and a $12 million increase to regulatory liabilities.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010

ELECTRIC OPERATING REVENUES	$647,994	$611,476

OPERATING EXPENSES
Fuel and purchased power	212,007	215,540
Operations and maintenance	252,607	203,881
Depreciation and amortization	106,559	100,609
Income taxes	(6,003)	(5,440)
Taxes other than income taxes	37,250	31,451

Total	602,420	546,041

OPERATING INCOME	45,574	65,435

OTHER INCOME (DEDUCTIONS)
Income taxes	(1,340)	843
Allowance for equity funds used during construction	5,395	5,389
Other income (Note S-2)	1,978	1,783
Other expense (Note S-2)	(3,592)	(3,626)

Total	2,441	4,389

INTEREST EXPENSE
Interest on long-term debt	54,737	54,752
Interest on short-term borrowings	2,308	842
Debt discount, premium and expense	1,157	1,137
Allowance for borrowed funds used during construction	(3,576)	(3,019)

Total	54,626	53,712

NET INCOME (LOSS)	(6,611)	16,112

Less: Net income attributable to noncontrolling interests (Note 7)	5,470	5,128

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDER	$(12,081)	$10,984

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2011	2010
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$13,266,069	$13,197,254
Accumulated depreciation and amortization	(4,576,692)	(4,510,591)

Net	8,689,377	8,686,663

Construction work in progress	441,683	459,316
Palo Verde sale leaseback, net of accumulated depreciation (Note 7)	135,766	137,956
Intangible assets, net of accumulated amortization	182,673	184,768
Nuclear fuel, net of accumulated amortization	129,554	108,794

Total property, plant and equipment	9,579,053	9,577,497

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 15)	486,737	469,886
Assets from risk management activities (Note 8)	38,520	39,032
Other assets	29,124	71,428

Total investments and other assets	554,381	580,346

CURRENT ASSETS
Cash and cash equivalents	104,386	99,937
Customer and other receivables	276,698	288,323
Accrued unbilled revenues	93,659	103,292
Allowance for doubtful accounts	(7,489)	(7,646)
Materials and supplies (at average cost)	161,063	181,414
Fossil fuel (at average cost)	20,505	21,575
Assets from risk management activities (Note 8)	54,579	73,788
Regulatory assets (Note 3)	55,743	62,286
Deferred income taxes	104,389	105,042
Other current assets	27,756	25,135

Total current assets	891,289	953,146

DEFERRED DEBITS
Regulatory assets (Note 3)	979,854	986,370
Income tax receivable (Note 6)	68,133	65,498
Unamortized debt issue costs	19,938	20,530
Other	103,759	88,490

Total deferred debits	1,171,684	1,160,888

TOTAL ASSETS	$12,196,407	$12,271,877

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2011	2010
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	1,334,210	1,403,390
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(35,182)	(35,961)
Derivative instruments	(90,755)	(100,334)

Total shareholder equity	3,766,131	3,824,953
Noncontrolling interests (Note 7)	96,554	91,084

Total equity	3,862,685	3,916,037
Long-term debt less current maturities (Note 2)	2,573,676	2,948,991
Palo Verde sale leaseback lessor notes less current maturities (Notes 2 and 7)	96,803	96,803

Total capitalization	6,533,164	6,961,831

CURRENT LIABILITIES
Current maturities of long-term debt (Note 2)	832,275	456,879
Accounts payable	204,480	218,491
Accrued taxes	170,904	106,431
Accrued interest	54,471	54,638
Customer deposits	68,809	68,312
Liabilities from risk management activities (Note 8)	71,047	58,976
Deferred fuel and purchased power regulatory liability (Note 3)	77,151	58,442
Other regulatory liabilities (Note 3)	78,167	80,526
Other current liabilities	96,561	132,170

Total current liabilities	1,653,865	1,234,865

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,800,146	1,895,654
Regulatory liabilities (Note 3)	689,942	614,063
Liability for asset retirements (Note 16)	244,483	328,571
Liabilities for pension and other postretirement benefits (Note 4)	782,556	770,611
Liabilities from risk management activities (Note 8)	56,517	65,390
Customer advances	118,778	121,645
Coal mine reclamation	117,455	117,243
Unrecognized tax benefits (Note 6)	81,640	65,363
Other	117,861	96,641

Total deferred credits and other	4,009,378	4,075,181

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$12,196,407	$12,271,877

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(6,611)	$16,112
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	123,256	113,195
Deferred fuel and purchased power	49,947	44,040
Deferred fuel and purchased power amortization	(31,238)	(25,953)
Allowance for equity funds used during construction	(5,395)	(5,389)
Deferred income taxes	(47,962)	47,754
Change in mark-to-market valuations	(284)	1,842
Changes in current assets and liabilities:
Customer and other receivables	61,973	61,239
Accrued unbilled revenues	9,633	24,505
Materials, supplies and fossil fuel	21,421	6,240
Other current assets	248	(7,811)
Accounts payable	(18,168)	(22,275)
Other current liabilities	26,872	(64,600)
Change in margin and collateral accounts — assets	4,220	(11,280)
Change in margin and collateral accounts — liabilities	35,478	(124,495)
Change in long-term income tax receivable	(2,635)	—
Change in unrecognized tax benefits	18,972	(61,683)
Change in other long-term assets	(29,494)	(23,723)
Change in other long-term liabilities	44,324	(31,926)

Net cash flow provided by (used for) operating activities	254,557	(64,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(191,596)	(199,276)
Contributions in aid of construction	9,136	2,949
Allowance for borrowed funds used during construction	(3,576)	(3,019)
Proceeds from nuclear decommissioning trust sales	189,318	158,448
Investment in nuclear decommissioning trust	(194,241)	(164,552)
Other	(1,879)	(1,639)

Net cash flow used for investing activities	(192,838)	(207,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(170)	(357)
Short-term borrowings and payments-net	—	195,000
Dividends paid on common stock	(57,100)	(42,500)

Net cash flow provided by (used for) financing activities	(57,270)	152,143

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,449	(119,154)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	99,937	120,798

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,386	$1,644

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of (refunds)	$—	$65,498
Interest, net of amounts capitalized	$53,636	$54,174
See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

Certain notes to APS’s Condensed Consolidated Financial Statements are combined with the Notes to Pinnacle West’s Condensed Consolidated Financial Statements. Listed below are the Condensed Consolidated Notes to Pinnacle West’s Condensed Consolidated Financial Statements, the majority of which also relate to APS’s Condensed Consolidated Financial Statements. In addition, listed below are the Supplemental Notes that are required disclosures for APS and should be read in conjunction with Pinnacle West’s Condensed Consolidated Notes.

	Condensed	APS’s
	Consolidated	Supplemental
	Note	Note
	Reference	Reference
Consolidation and Nature of Operations	Note 1	—
Long-term Debt and Liquidity Matters	Note 2	—
Regulatory Matters	Note 3	—
Retirement Plans and Other Benefits	Note 4	—
Business Segments	Note 5	—
Income Taxes	Note 6	—
Variable-Interest Entities	Note 7	—
Derivative Accounting	Note 8	—
Changes in Equity	Note 9	Note S-1
Commitments and Contingencies	Note 10	—
Other Income and Other Expense	Note 11	Note S-2
Guarantees and Surety Bonds	Note 12	—
Earnings Per Share	Note 13	—
Discontinued Operations	Note 14	—
Fair Value Measurements	Note 15	—
Asset Retirement Obligations	Note 16	—

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
S-1. Changes in Equity
The following tables show APS’s changes in shareholder equity and changes in equity of noncontrolling interests for the three and nine months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Shareholder	Noncontrolling		Shareholder	Noncontrolling
	Equity	Interests	Total	Equity	Interests	Total

Beginning balance, January 1	$3,824,953	$91,084	$3,916,037	$3,445,355	$82,324	$3,527,679

Net income (loss)	(12,081)	5,470	(6,611)	10,984	5,128	16,112

Other comprehensive income (loss):
Net unrealized gains (losses) on derivative instruments (a)	988	—	988	(91,667)	—	(91,667)
Net reclassification of realized losses to income (b)	14,846	—	14,846	13,185	—	13,185
Reclassification of pension and other postretirement benefits to income	1,288	—	1,288	1,064	—	1,064
Net income tax benefit (expense) related to items of other comprehensive income (loss)	(6,764)	—	(6,764)	30,565	—	30,565

Total other comprehensive income (loss)	10,358	—	10,358	(46,853)	—	(46,853)

Total comprehensive income (loss)	(1,723)	5,470	3,747	(35,869)	5,128	(30,741)

Dividends on common stock	(57,100)	—	(57,100)	(42,500)	—	(42,500)
Other	1	—	1	—	—	—

Ending balance, March 31	$3,766,131	$96,554	$3,862,685	$3,366,986	$87,452	$3,454,438

(a)	These amounts primarily include unrealized gains and losses on contracts used to hedge our forecasted electricity and natural gas requirements to serve Native Load. These changes are primarily due to changes in forward natural gas prices and wholesale electricity prices.

(b)	These amounts primarily include the reclassification of unrealized gains and losses to realized gains and losses for contracted commodities delivered during the period.

ARIZONA PUBLIC SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
S-2. Other Income and Other Expense
The following table provides detail of APS’s other income and other expense for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Other income:
Interest income	$130	$462
Investment gains — net	1,150	1,165
Miscellaneous	698	156

Total other income	$1,978	$1,783

Other expense:
Non-operating costs (a)	$(1,899)	$(1,958)
Asset dispositions	(728)	(39)
Miscellaneous	(965)	(1,629)

Total other expense	$(3,592)	$(3,626)

(a)	As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Notes that appear in Item 1 of this report. For information on the broad factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Item 1A of the 2010 Form 10-K.
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
Areas of Business Focus
Operational Performance, Reliability and Recent Developments.
Nuclear. APS operates and is a joint-owner of the Palo Verde Nuclear Generating Station. With a focus on safely and efficiently generating electricity for the long-term, APS applied for twenty-year extensions of its operating licenses for each of the three Palo Verde units in December 2008. On April 21, 2011, the NRC approved the twenty-year extensions of the Palo Verde licenses.
Coal and Related Environmental Matters. APS is a joint-owner of three coal-fired power plants and acts as operating agent for two of the plants. APS is focused on the impacts on its coal fleet that may result from potential legislation and increased regulation concerning greenhouse gas emissions. Recent concern over climate change and other emission-related issues could have a significant impact on our capital expenditures and operating costs in the form of taxes, emissions allowances or required equipment upgrades for these plants. APS is closely monitoring its long-range capital management plans, understanding that any resulting legislation and regulation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to fund any such equipment upgrades.
Southern California Edison (“SCE”), a participant in the Four Corners Power Plant (“Four Corners”), has indicated that certain California legislation may prohibit it from making emission control expenditures at the coal-fired plant. On November 8, 2010, APS and SCE entered into an asset purchase agreement, providing for the purchase by APS of SCE’s 48% interest in each of Units 4 and 5 of Four Corners. The purchase price is $294 million, subject to certain adjustments. Completion of the purchase by APS, which is expected to occur in the second half of 2012, is subject to the receipt of approvals by the ACC, the California Public Utilities Commission and the FERC. APS and SCE filed applications with their respective commissions seeking requisite authority or approvals to complete the transaction. Hearings with the ACC are scheduled to commence on July 14, 2011. Closing is also conditioned on the execution of a new coal supply contract for the lease renewal period described below, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other typical closing conditions.

APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation which would extend the Four Corners leasehold interest to 2041. Execution by the Navajo Nation of the lease amendments is a condition to closing of the purchase by APS of SCE’s interests in Four Corners. The amendments were approved by the Navajo Nation Council on February 15, 2011 and signed by the Nation’s President on March 7, 2011. The effectiveness of the amendments also requires the approval of the U.S. Department of the Interior (“DOI”), as does a related Federal rights-of-way grant which the Four Corners participants will pursue. A Federal environmental review will be conducted as part of the DOI review process.
Pursuant to a Co-Tenancy Agreement among the Four Corners participants, the other participants have a right of first refusal to purchase shares of SCE’s interests proportional to their current ownership percentages. The exercise of this purchase right by any of the other participants expired on March 8, 2011 and none of the other participants exercised this right.
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
APS cannot predict whether all of the conditions necessary to consummate the purchase of SCE’s interest will be met such that closing can occur, including whether the parties will receive satisfactory regulatory approvals.
Transmission and Delivery. APS’s 2011 transmission plan projects that it will invest approximately $450 million in new transmission over the next ten years, which includes 258 miles of new lines. The first three years of these additional line miles are included in the capital expenditures table presented in the “Liquidity” section below along with other transmission costs for upgrades and replacements. APS is working closely with regulators to identify and plan for transmission needs resulting from the current focus on renewable energy. APS is also working to establish and expand smart grid technology throughout its service territory designed to provide long-term benefits both to APS and its customers. APS is piloting and deploying a variety of technologies that are intended to allow customers to better monitor their energy use and needs, minimize system outage durations and the number of customers that experience outages, and facilitate cost savings to APS through improved reliability and the automation of certain distribution functions, including remote meter reading and remote connects and disconnects.
Renewable Energy. The ACC approved the RES in 2006, recognizing the importance of renewable energy to our state. The renewable energy requirement is 3% of retail electric sales in 2011 and increases annually until it reaches 15% in 2025. In the settlement agreement related to the 2008 retail rate case, APS agreed to exceed the RES standards, committing to 1,700 GWh of new renewable resources to be in service by year-end 2015 in addition to its 2008 renewable resource commitments. Taken together, APS’s commitment is estimated to be 3,400 GWh or approximately 10% of APS’s retail energy sales by year-end 2015, which is double the existing RES target of 5% for that year. See Note 3. A component of the RES is focused on stimulating development of distributed energy systems (generally speaking, small-scale renewable technologies that are located on customers’ properties).

During the first quarter 2011, APS’s third-party owned distributed energy resources in operation and planned or under development grew by 16 MW and 10 MW, respectively. At March 31, 2011, APS’s renewable resources totaled 901 MW, including solar, wind, geothermal, biomass and biogas. Of this portfolio, 304 MW are currently in operation and 597 MW are under contract for development or are under construction. Renewable resources in operation include 5 MW of utility-scale facilities owned by APS, 223 MW of long-term purchased power agreements, and an estimated 76 MW of distributed energy resources. Resources under contract or under development include 83 MW of utility-scale facilities to be owned by APS, 382 MW of long-term purchased power agreements and an estimated 132 MW of distributed energy resources.
On April 5, 2011, APS issued its 2011 Small Generation request for proposal to solicit for a broad base of renewable technology projects between 2 MW and 15 MW. APS continues to actively consider opportunities to enhance its renewable energy portfolio, both to ensure its compliance with the Renewable Energy Standard and to meet the needs of its customer base.
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
Rate Matters. APS needs timely recovery through rates of its capital and operating expenditures to maintain adequate financial health. APS’s retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC. At the end of 2009, the ACC approved a settlement agreement entered into by APS and twenty-one of the twenty-three other parties to APS’s general retail rate case, with modifications that did not materially affect the overall economic terms of the agreement. The rate case settlement authorizes and requires equity infusions into APS of at least $700 million prior to the end of 2014. The settlement demonstrated cooperation among APS, the ACC staff, the Residential Utility Consumer Office and other intervenors to the rate case, and establishes a future rate case filing plan that allows APS the opportunity to help shape Arizona’s energy future outside of continual rate cases. See Note 3 for a detailed discussion of the settlement agreement terms and information on APS’s FERC rates.
APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand-side management and renewable energy efforts and customer programs. These mechanisms are described more fully in Note 3.
On October 18, 2010, the Chairman of the ACC issued a draft decoupling policy statement for consideration by the commission. On December 15, 2010, the ACC unanimously approved a slightly modified decoupling policy statement supportive of using a revenue-per-customer methodology, which is the mechanism APS and a number of other parties support. Decoupling refers to a ratemaking design which reduces or removes the linkage between sales and utility revenues and/or profits, reducing utility disincentives to the adoption of programs that benefit customers by saving energy. Mechanically, decoupling compares actual versus authorized revenues or revenue per customer over a period and either credits or collects any differences from customers in a subsequent period. The policy permits regulated utilities to file a decoupling proposal in their next general rate case. In its 120-day notice of intent to file a rate case, APS indicated it would be filing a decoupling model consistent with the policy statement and other mechanisms to more timely recover capital and operating costs for consideration in its upcoming general rate case, currently expected to be filed in June 2011.

Financial Strength and Flexibility. Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities and have been able to access these facilities and the commercial paper markets, ensuring adequate liquidity for each company. In early February 2011, APS entered into a $500 million revolving credit facility, replacing its $489 million revolving credit facility that would have otherwise terminated in September 2011.
Subsidiaries. The operations of APSES and El Dorado are not expected to have any material impact on our financial results, or to require any material amounts of capital, over the next three years. In addition, as a result of the continuing distressed conditions in the real estate markets, during 2009 our other first-tier subsidiary, SunCor, undertook a program to dispose of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to reduce its outstanding debt. At March 31, 2011, SunCor had total remaining assets of about $16 million, which includes approximately $3 million of assets held for sale.
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
Customer and Sales Growth. Customer growth in APS’s service territory for the three-month period ended March 31, 2011 was 0.4% compared with the prior year period. For the three years 2008 through 2010, APS’s customer growth averaged 0.9% per year. We currently expect customer growth to average about 1.7% per year for 2011 through 2013 due to anticipated improving economic conditions, both nationally and in Arizona. Retail sales in kilowatt-hours, adjusted to exclude the effects of weather variations, for the three-month period ended March 31, 2011 increased 1.2% compared to the same period in the prior year, reflecting the improving economic conditions, partially offset by the effects of our energy efficiency programs. For the three years 2008 through 2010, APS’s actual retail electricity sales in kilowatt-hours, adjusted to exclude the effects of weather variations, declined at an average annual rate of 0.9%. We currently estimate that total retail electricity sales in kilowatt-hours will remain flat on average per year during 2011 through 2013, including the effects of APS’s energy efficiency programs, but excluding the effects of weather variations. A continuation of the economic downturn, or the failure of the Arizona economy to rebound in the near future, could further impact these estimates. The customer and sales growth referred to in this paragraph apply to Native Load customers.

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
Operations and Maintenance Expenses. Operations and maintenance expenses are impacted by growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, outages, higher-trending pension and other postretirement benefit costs, renewable energy and demand side management related expenses (which are offset by the same amount of regulated electricity segment operating revenues) and other factors. In the settlement agreement related to the 2008 retail rate case, APS committed to operational expense reductions from 2010 through 2014 and received approval to defer certain pension and other postretirement benefit cost increases to be incurred in 2011 and 2012.
Depreciation and Amortization Expenses. Depreciation and amortization expenses are impacted by net additions to utility plant and other property (such as new generation, transmission, and distribution facilities), and changes in depreciation and amortization rates. See “Capital Expenditures” below for information regarding the planned additions to our facilities. With the twenty-year extensions of the operating licenses for each of the Palo Verde units recently granted by the NRC, we estimate that our annual pretax depreciation expense will decrease by approximately $34 million at January 1, 2012.
Property Taxes. Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates. The average property tax rate for APS, which currently owns substantially all of our property, was 8.0% of the assessed value in 2010 and 7.5% of the assessed value in 2009. We expect property taxes to increase as we add new utility plants (including new generation, transmission and distribution facilities) and as we improve our existing facilities.
Income Taxes. Income taxes are affected by the amount of pre-tax book income, income tax rates, and certain non-taxable items, such as the allowance for equity funds used during construction. In addition, income taxes may also be affected by the settlement of issues with taxing authorities.

Interest Expense. Interest expense is affected by the amount of debt outstanding and the interest rates on that debt (see Note 2.) The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, equity issuances and internally generated cash flow. An allowance for borrowed funds offsets a portion of interest expense while capital projects are under construction. We stop accruing allowance for borrowed funds on a project when it is placed in commercial operation.
RESULTS OF OPERATIONS
Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission and distribution.
Operating Results — Three-month period ended March 31, 2011 compared with three-month period ended March 31, 2010
Our consolidated net loss attributable to common shareholders for the three months ended March 31, 2011 was $15 million, compared with a net loss of $6 million for the comparable prior-year period. The $9 million variance consists of a $22 million decrease in income (loss) from continuing operations, partially offset by a $13 million improvement in our loss from discontinued operations (primarily due to real estate impairment charges in the prior-year period). The reduction in results from continuing operations reflects a decrease of approximately $22 million in regulated electricity segment net income primarily due to increased operations and maintenance expenses related to planned timing and level of maintenance at two of our gas-fired, combined-cycle generation plants.

The following table presents net income (loss) attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended
	March 31,
	2011	2010	Net Change
	(dollars in millions)
Income (Loss) from Continuing Operations Attributable to Common Shareholders:
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses (a)	$436	$396	$40
Operations and maintenance (a)	(255)	(207)	(48)
Depreciation and amortization	(107)	(101)	(6)
Taxes other than income taxes	(38)	(32)	(6)
Interest charges, net of allowance for funds used during construction	(52)	(52)	—
Income taxes	6	8	(2)
Less income related to noncontrolling interests (Note 7)	(5)	(5)	—

Regulated electricity segment net income (loss)	(15)	7	(22)

Loss from Discontinued Operations Attributable to Common Shareholders (primarily real estate impairment charges)	—	(13)	13

Net Loss Attributable to Common Shareholders	$(15)	$(6)	$(9)

(a)	Includes effects of settlement of certain prior-period transmission rights-of-way related to Four Corners, which did not affect net income, but increased both electric operating revenues and operations and maintenance expenses by $28 million. Costs related to the settlement were offset by related revenues to be received from SCE, which leases the related transmission line from APS.
Regulated electricity segment
This section includes a discussion of major variances in income and expense amounts for the regulated electricity segment.

Operating revenues less fuel and purchased power expenses Regulated electricity segment operating revenues less fuel and purchased power expenses were $40 million higher for the three months ended March 31, 2011 compared with the prior-year period. The following table describes the major components of this change:

	Increase (Decrease)
		Fuel and
		purchased
	Operating	power
	revenues	expenses	Net change
	(dollars in millions)

Settlement of certain prior-period transmission rights-of-way (offset in operations and maintenance expense)	$28	$—	$28
Effects of weather on retail sales	10	4	6
Higher retail sales primarily due to higher usage per customer, excluding the effects of weather, but including the effects of APS’s energy efficiency programs	7	2	5
Higher demand-side management, renewable energy and similar regulatory surcharges (substantially offset in operations and maintenance expense)	4		4
Lower retail revenues related to refund of PSA deferrals, substantially offset by lower amortization of fuel and purchased power expense	(5)	(6)	1
Miscellaneous items, net	(7)	(3)	(4)

Total	$37	$(3)	$40

Operations and maintenance Operations and maintenance expenses increased $48 million for the three months ended March 31, 2011 compared with the prior-year period primarily because of:
•	An increase of $28 million for settlement of certain transmission rights-of-way, which is offset in operating revenues;
•	An increase of $19 million in generation costs, primarily due to planned timing and level of maintenance at two of our gas-fired combined-cycle generation plants;
•	An increase of $4 million related to costs for demand-side management, renewable energy, and similar regulatory programs, which are offset in operating revenues; and
•	A decrease of $3 million due to other miscellaneous factors.
Depreciation and Amortization Depreciation and amortization expenses were $6 million higher for the three months ended March 31, 2011 compared with the prior-year period primarily because of increased plant in service.
Taxes other than income taxes Taxes other than income taxes increased $6 million for the three months ended March 31, 2011 compared with the prior-year period primarily because of higher property tax rates in the current period.

Income taxes Income tax benefits were $2 million lower for the three months ended March 31, 2011 compared to 2010. The prior-year period includes $8 million of income tax benefits related to a reduction in the Company’s 2010 effective income tax rate.
Discontinued Operations
Real estate activities SunCor’s operations have been reclassified to discontinued operations. The loss from discontinued operations related to real estate activities improved by $13 million for the three months ended March 31, 2011 compared with the prior-year period primarily because of real estate impairment charges recorded in the prior-year period.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows — Pinnacle West Consolidated
The following table presents net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended
	March 31,
	2011	2010
Net cash flow provided by (used for) operating activities	$243	$(14)
Net cash flow used for investing activities	(193)	(210)
Net cash flow provided by (used for) financing activities	(47)	82
The increase of approximately $257 million in net cash provided by operating activities is primarily due to return of collateral and margin cash as a result of changes in commodity prices and expiration of prior hedge contracts; a voluntary pension contribution in 2010 of approximately $100 million; and other changes in working capital.
The decrease of approximately $17 million in net cash used for investing activities is primarily due to lower capital expenditures.
The decrease of approximately $129 million in net cash provided by financing activities is primarily due to lower levels of short-term borrowings.

Cash Flows — Arizona Public Service Company Consolidated
The following table presents net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended
	March 31,
	2011	2010
Net cash flow provided by (used for) operating activities	$255	$(64)
Net cash flow used for investing activities	(193)	(207)
Net cash flow provided by (used for) financing activities	(57)	152
The increase of approximately $319 million in net cash provided by operating activities is primarily due to return of collateral and margin cash as a result of changes in commodity prices and expiration of prior hedge contracts; a voluntary pension contribution in 2010 of approximately $100 million; income tax payments in 2010; and other changes in working capital.
The decrease of approximately $14 million in net cash used for investing activities is primarily due to lower capital expenditures.
The decrease of approximately $209 million in net cash provided by financing activities is primarily due to lower levels of short-term borrowings.
Liquidity
Capital Expenditure Requirements
The following table summarizes the actual capital expenditures on an accrual basis for the three months ended March 31, 2011 and 2010 and the estimated capital expenditures for the next three years:
CAPITAL EXPENDITURES
(dollars in millions)

	Three Months Ended		Estimated for the Year Ended
	March 31,		December 31,
	2010	2011	2011	2012	2013
APS
Generation:
Nuclear Fuel	$29	$26	$69	$68	$69
Renewables	—	25	236	185	90
Environmental	1	1	11	22	122
Four Corners Units 4 and 5	—	—	—	294	—
Other Generation	47	58	142	152	107
Distribution	59	48	273	350	285
Transmission	36	26	143	220	248
Other (a)	11	7	78	49	41

Total APS	183	191	952	1,340	962
Other	1	—	—	—	—

Total	$184	$191	$952	$1,340	$962

(a)	Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants. Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment. Included under Renewables is the AZ Sun Program, which is a significant component of the increase in capital expenditures from 2010 to 2011. For purposes of this table, we have assumed the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shut down of Units 1-3, as discussed in the “Overview” section above. As a result, we included the $294 million purchase price under Generation and have not included environmental expenditures for Units 1-3. We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require modification to our environmental expenditures. (See “Business of Arizona Public Service Company — Environmental Matters — EPA Environmental Regulation — Regional Haze Rules and Coal Combustion Waste” in Item 1 of the 2010 Form 10-K and “Mercury and other Hazardous Air Pollutants” in Part II, Item 5 below.)
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
On April 20, 2011, the Pinnacle West Board of Directors declared a quarterly dividend of $0.525 per share of common stock, payable on June 1, 2011, to shareholders of record on May 2, 2011.
Our primary sources of cash are dividends from APS, external debt and equity financings. An existing ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt. At March 31, 2011, APS’s common equity ratio, as defined, was 53%. Its total shareholder equity was approximately $3.8 billion, and total capitalization was approximately $7.1 billion. APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $2.9 billion, assuming APS’s total capitalization remains the same. This restriction does not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.
Pinnacle West maintains committed revolving credit facilities in order to enhance liquidity and provide credit support for its commercial paper program.

On February 23, 2011, Pinnacle West entered into a $175 million term loan facility that matures February 20, 2015. Pinnacle West used the proceeds of the loan to repay its 5.91% $175 million Senior Notes. Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings, or, if unavailable, its long-term issuer ratings.
At March 31, 2011, Pinnacle West’s $200 million credit facility, which matures in 2013, was available for general corporate purposes, support of its $200 million commercial paper program, or for issuances of letters of credit. Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At March 31, 2011, Pinnacle West had no outstanding borrowings under this credit facility, no outstanding letters of credit and commercial paper borrowings of $17 million.
The $68 million income tax receivable on the Condensed Consolidated Balance Sheets represents the anticipated refunds related to an APS tax accounting method change approved by the IRS in the third quarter of 2009. This amount is classified as long-term, as cash refunds are not expected to be received in the next twelve months.
The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 includes provisions making qualified property placed into service after September 8, 2010 and before January 1, 2012 eligible for 100% bonus depreciation for federal income tax purposes. In addition, qualified property placed into service in 2012 is eligible for 50% bonus depreciation for federal income tax purposes. These provisions of the recent tax legislation are expected to generate approximately $425-475 million of cash tax benefits for APS through accelerated depreciation. It is anticipated that these cash benefits will be fully realized by APS by the end of 2013, with a majority of the benefit realized in 2012 and 2013. The cash generated is an acceleration of tax benefits that APS would have otherwise received over 20 years.
Pinnacle West sponsors a qualified defined benefit and account balance pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries. IRS regulations require us to contribute a minimum amount to the qualified plan. We contribute at least the minimum amount required under IRS regulations, but no more than the maximum tax-deductible amount. The minimum required funding takes into consideration the value of plan assets and our pension obligation. The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments. Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions. The required minimum contribution to our pension plan is zero in 2011 and approximately $85 million in 2012. The contributions to our other postretirement benefit plans for 2011 and 2012 are expected to be approximately $20 million each year. APS and other subsidiaries fund their share of the contributions. APS’s share is approximately 99% of both plans.
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
On February 14, 2011, APS refinanced its $489 million credit facility that would have matured in September 2011 with a new $500 million facility. The new credit facility terminates in February 2015. APS may increase the amount of the facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders. APS will use the facility for general corporate purposes, commercial paper program support and for the issuance of letters of credit. Interest rates are based on APS’s senior unsecured debt credit ratings.

At March 31, 2011, APS had two credit facilities totaling $1 billion, including the $500 million credit facility described above and a $500 million facility that matures in February 2013. These facilities are available to support its $250 million commercial paper program, for bank borrowings, or for issuances of letters of credit. See Note 12 for a discussion of APS’s letters of credit. At March 31, 2011, APS had no borrowings outstanding under any of its credit facilities and no outstanding commercial paper. A $20 million letter of credit was outstanding under APS’s 2011 $500 million credit facility described above.
Other Financing Matters — See Note 3 for information regarding the PSA approved by the ACC. Although APS defers actual retail fuel and purchased power costs to the extent those costs vary from the base fuel rate on a current basis, APS’s recovery or refund of the deferrals from or to its ratepayers, as appropriate, is subject to annual and, if necessary, periodic PSA adjustments.
See Note 3 for information regarding the retail rate case settlement, which includes ACC authorization and requirements of equity infusions into APS of at least $700 million by December 31, 2014.
See Note 8 for information related to the change in our margin accounts.
Other Subsidiaries
SunCor — At March 31, 2011, SunCor had total remaining assets of approximately $16 million, which includes approximately $3 million of assets held for sale. At March 31, 2011, SunCor had no debt outstanding.
As of March 31, 2011, SunCor could not transfer any cash dividends to Pinnacle West. This restriction does not affect Pinnacle West’s ability to meet its ongoing capital requirements.
El Dorado — El Dorado expects minimal capital requirements over the next three years and intends to focus on prudently realizing the value of its existing investments.
APSES —APSES expects minimal capital expenditures over the next three years.
Debt Provisions
Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with this covenant and each anticipates it will continue to meet this and other significant covenant requirements. For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%. At March 31, 2011, the ratio was approximately 50% for Pinnacle West and 47% for APS. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.
Neither Pinnacle West’s nor APS’s financing agreements contain “rating triggers” that would result in an acceleration of the required interest and principal payments in the event of a rating downgrade. However, our bank credit agreements contain a pricing grid in which the interest rates we pay for borrowings and letters of credit issued thereunder are determined by our current credit ratings.

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
Credit Ratings
The ratings of securities of Pinnacle West and APS as of April 27, 2011 are shown below. We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital. Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts. At this time, we believe we have sufficient liquidity to cover a downward revision to our credit ratings.

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
Off-Balance Sheet Arrangements
See Note 7 for a discussion of VIEs and the impacts on our financial statements of consolidating certain VIEs.

Guarantees and Surety Bonds
We have issued parental guarantees and obtained surety bonds on behalf of our subsidiaries, including credit support instruments enabling APSES to offer energy-related products and surety bonds at APS, principally related to self-insured workers’ compensation. Non-performance or non-payment under the underlying contract by our subsidiaries would result in a payment liability on our part under the guarantee or surety bond. No liability is currently recorded on the Condensed Consolidated Balance Sheets related to such instruments. At March 31, 2011, we had no outstanding claims for payment under any of these instruments. Our guarantees and surety bonds have no recourse or collateral provisions to allow us to recover amounts paid under these instruments or surety bonds from our subsidiaries. We generally agree to indemnification provisions related to liabilities arising from or related to certain of our agreements, with limited exceptions depending on the particular agreement. See Note 12 for additional information regarding guarantees and letters of credit.
Contractual Obligations
Our future contractual purchase obligations have increased from approximately $0.5 billion at December 31, 2010 as discussed in the 2010 Form 10-K to $0.7 billion at March 31, 2011. This increase is primarily related to an amended agreement for certain transmission rights-of-way and a new contract for the construction of a solar facility. Total contractual purchase obligations are as follows (dollars in billions):

2011	2012-2013	2014-2015	Thereafter	Total
$0.2	$0.2	$0.0	$0.3	$0.7
Payments for the transmission rights-of-way are subject to change based on changes in the Consumer Price Index.
See Note 2 for a list of payments due on total long-term debt and capitalized lease requirements.
CRITICAL ACCOUNTING POLICIES
In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. There have been no changes to our critical accounting policies since our 2010 Form 10-K. See “Critical Accounting Policies” in Item 7 of the 2010 Form 10-K for further details about our critical accounting policies.
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
The following table shows the net pretax changes in mark-to-market of our derivative positions for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended
	March 31,
	2011	2010
Mark-to-market of net positions at beginning of period	$(239)	$(169)
Recognized in earnings:
Change in mark-to-market losses for future period deliveries	—	(3)
Mark-to-market losses realized including ineffectiveness during the period	—	1
Increase in regulatory asset	—	(31)
Recognized in other comprehensive income (OCI):
Change in mark-to-market gains (losses) for future period deliveries (a)	1	(92)
Mark-to-market losses realized during the period	15	13
Change in valuation techniques	—	—

Mark-to-market of net positions at end of period	$(223)	$(281)

(a)	The changes in mark-to-market recorded in OCI are due primarily to changes in forward natural gas prices.

The table below shows the fair value of maturities of our derivative contracts (dollars in millions and excluding margin and collateral) at March 31, 2011 by maturities and by the type of valuation that is performed to calculate the fair values. See Note 1, “Derivative Accounting” and “Fair Value Measurements,” in Item 8 of our 2010 Form 10-K and Note 15 for more discussion of our valuation methods.

							Total
						Years	fair
Source of Fair Value	2011	2012	2013	2014	2015	thereafter	value
Prices actively quoted	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources	(118)	(45)	(13)	1	—	—	(175)
Prices based on models and other valuation methods	(10)	(8)	(10)	(7)	(7)	(6)	(48)

Total by maturity	$(128)	$(53)	$(23)	$(6)	$(7)	$(6)	$(223)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 (dollars in millions):

	March 31, 2011		December 31, 2010
	Gain (Loss)		Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Earnings
Electricity	$—	$—	$—	$—
Natural gas	1	(1)	1	(1)
Regulatory asset, (liability) or OCI (a)
Electricity	12	(12)	13	(13)
Natural gas	42	(42)	42	(42)

Total	$55	$(55)	$56	$(56)

(a)	These contracts are hedges of our forecasted purchases of natural gas and electricity. The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged. To the extent the amounts are eligible for inclusion in the PSA, the amounts are recorded as either a regulatory asset or liability.
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
Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.
APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See “Environmental Matters” in Item 5 below and “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2010 Form 10-K in regard to pending or threatened litigation or other disputes.
See Note 10 for information relating to FERC proceedings on Pacific Northwest energy market issues.

Item 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. — Risk Factors in the 2010 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS. The risks described in the 2010 Form 10-K are not the only risks facing Pinnacle West and APS. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about our purchases of our common stock during the first quarter of 2011.

	Total		Total Number of
	Number of		Shares Purchased	Maximum Number of
	Shares	Average	as Part of Publicly	Shares that May Yet Be
	Purchased	Price Paid	Announced Plans	Purchased Under the
Period	(1)	per Share	or Programs	Plans or Programs
January 1 — January 31, 2011			—	—
February 1 — February 28, 2011	25,128	$41.88	—	—
March 1 — March 31, 2011	60,879	41.91	—	—

Total	86,007	$41.90	—	—

(1)	Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of restricted stock units and performance shares.

Item 5.	OTHER INFORMATION
Environmental Matters
Superfund
See “Superfund” in Note 10 for a discussion of the OU3 Superfund site.

By letter dated April 25, 2008, the EPA informed APS that it may be a PRP in the Gila River Indian Reservation Superfund Site in Maricopa County, Arizona. APS, along with three other electric utility companies, owns a parcel of property on which a transmission pole and a portion of a transmission line are located. The property abuts the Gila River Indian Community boundary and, at one time, may have been part of an airfield where crop dusting took place. The EPA has settled the matter with APS and four other PRPs for past cleanup-related costs involving contamination from the crop dusting. APS’s share of the settlement had no material adverse impact on APS’s financial position, results of operations, or cash flows.
Climate Change
Climate Change Lawsuits. In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a lawsuit in federal court in the Northern District of California against nine oil companies, fourteen power companies (including Pinnacle West), and a coal company, alleging that the defendants’ emissions of carbon dioxide contribute to global warming and constitute a public and private nuisance. The plaintiffs also allege that the effects of global warming will require the relocation of the village, and they are seeking an unspecified amount of monetary damages. In June 2008, the defendants filed motions to dismiss the action, which were granted. The plaintiffs filed an appeal with the Ninth Circuit Court of Appeals in November 2009, and Pinnacle West filed its reply on June 30, 2010. The court has not yet scheduled oral arguments on the plaintiffs’ appeal. On January 24, 2011, the defendants filed a motion to defer calendaring of oral argument until after the United States Supreme Court rules in a similar nuisance lawsuit, American Electric Power Co., Inc. v. Connecticut. The Kivalina court granted that motion on February 23, 2011. We believe the action in Kivalina is without merit and intend to continue to defend against the claims.
EPA Environmental Regulation
Mercury and other Hazardous Air Pollutants. In early 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the Clean Air Mercury Rule (“CAMR”), which was adopted by the EPA to regulate mercury emissions from coal-fired power plants. As a result, the law in effect prior to the adoption of the CAMR became the applicable law, and the EPA is now required to adopt final maximum achievable control technology emissions (“MACT”) standards. Under a consent decree that was finalized on April 15, 2010, the EPA has agreed to issue final MACT standards for mercury and other hazardous air pollutants by November 2011. APS will have three years after the EPA’s final rule becomes effective to achieve compliance. EPA released its proposed MACT standards on March 16, 2011. The proposed rule would require APS to install additional pollution control equipment, which is consistent with APS’s expectations. The proposed rule is subject to a sixty-day public comment period from the date published in the federal register.
APS has installed, and continues to install, certain of the equipment necessary to meet the anticipated standards. APS estimates that the cost for equipment necessary to meet these anticipated standards is approximately $220 million for Four Corners Units 1-3 and $89 million for Cholla Units 1-3. The estimated costs for Four Corners Units 1-3 are not included in our current environmental expenditure estimates since our estimates assume the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shut down of Units 1-3. Cholla’s estimated costs for the next three years are included in our environmental expenditure estimates. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Item 2 for details of our capital expenditure estimates).

Cooling Water Intake Structures. The EPA issued its proposed cooling water intake structures rule on April 20, 2011, which provides national standards applicable to certain cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the Clean Water Act. The proposed standards are intended to protect fish and other aquatic organisms by minimizing impingement mortality (the capture of aquatic wildlife on intake structures or against screens) and entrainment mortality (the capture of fish or shellfish in water flow entering and passing through intake structures). To minimize impingement mortality, the proposed rule would require facilities such as Four Corners and the Navajo Generating Station to either demonstrate that impingement mortality at its cooling water intakes does not exceed a specified rate or reduce the flow at those structures to less than a specified velocity, and to take certain protective measures with respect to impinged fish. To minimize entrainment mortality, the proposed rule would also require these facilities to conduct a “structured site-specific analysis” to determine what site-specific controls, if any, should be required. Additional studies and a peer review process will also be required at these facilities.
The proposed rule is subject to a ninety-day public comment period, which ends on July 19, 2011, and the EPA is expected to issue a final rule by July 2012. As proposed, existing facilities subject to the rule would have to comply with the impingement mortality requirements as soon as possible, but in no event later than eight years after the effective date of the rule, and would have to comply with the entrainment requirements as soon as possible under a schedule of compliance established by the permitting authority. APS is performing analyses to determine the costs of compliance with the proposed rule.
Impact of Earthquake and Tsunami in Japan on Nuclear Energy Industry
On March 11, 2011, a 9.0 magnitude earthquake occurred off the north-eastern coast of Japan. The earthquake produced a tsunami that caused significant damage to the Fukushima Daiichi Nuclear Power Station in Japan. Preliminary data available from the Fukushima Daiichi plant operator and Japanese government have each indicated that the earthquake and tsunami were beyond the plant’s required licensing and design parameters. Validation of that data will continue as more information becomes available.
The Nuclear Energy Institute (“NEI”) and the Institute of Nuclear Power Operations (“INPO”) are working closely to analyze the situation in Japan and develop action plans for U.S. nuclear power plants. APS is actively engaged with NEI and INPO in these efforts. Additionally, the NRC is performing its own independent review of the events at Fukushima Daiichi. On March 23, 2011, the NRC Commissioners voted to launch a two-pronged review of U.S. nuclear power plant safety. The NRC announced that it supports the establishment of an agency task force that will conduct both a short- and long-term analysis of the lessons that can be learned from the situation in Japan. The NRC expects the task force to begin its long-term evaluations within 90 days and anticipates that a report with any recommended actions will be available within six months after the evaluations begin. Until formal action, if any, is taken by the NRC as a result of its review, we cannot predict whether there will be any financial or operational impacts on Palo Verde or APS.

Item 6.	EXHIBITS
(a) Exhibits

Exhibit No.	Registrant(s)	Description

10.1	APS	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011

10.2	APS	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011

10.3	Pinnacle West	Credit Agreement dated as of February 23, 2011 among Pinnacle West Capital Corporation, as Borrower, Union Bank, N.A., as Agent, and the lenders and other parties thereto

10.4	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan

10.5	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan

10.6	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan (Supplemental 2010 Award)

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit No.		Registrant(s)	Description

31.3		APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4		APS	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Pinnacle West APS**	XBRL Instance Document

101.SCH	*	Pinnacle West APS**	XBRL Taxonomy Extension Schema Document

101.CAL	*	Pinnacle West APS**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	Pinnacle West APS**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Pinnacle West APS**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	Pinnacle West APS**	XBRL Taxonomy Definition Linkbase Document

*	Furnished herewith as an Exhibit.

**	Furnished voluntarily.

In addition, Pinnacle West hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit			Previously Filed as	Date
No.	Registrant(s)	Description	Exhibit[1]	Filed

3.1	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 19, 2010	3.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-3-10

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-7-08

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File Nos. 1-8962 and 1-4473	2-20-09

[1]	Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated: April 29, 2011	By:	/s/ James R. Hatfield James R. Hatfield
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated: April 29, 2011	By:	/s/ James R. Hatfield James R. Hatfield Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to sign this Report)