Form 10-Q
period 2012-03-31
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2012-05-03
CIK 7286, 764622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 27, 2012: 109,477,427
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 27, 2012: 71,264,947

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”), Part II, Item 1A of this Report and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report, these factors include, but are not limited to:

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

These and other factors are discussed in Risk Factors described in Part I, Item 1A of our 2011 Form 10-K and in Part II, Item 1A of this Report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

OPERATING REVENUES	$620,631	$648,847

OPERATING EXPENSES
Fuel and purchased power	216,309	212,007
Operations and maintenance	210,663	255,029
Depreciation and amortization	100,109	106,583
Taxes other than income taxes	42,475	37,624
Other expenses	3,068	1,820
Total	572,624	613,063
OPERATING INCOME	48,007	35,784
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	4,756	5,395
Other income (Note 11)	760	1,690
Other expense (Note 11)	(4,068)	(1,741)
Total	1,448	5,344
INTEREST EXPENSE
Interest charges	56,967	61,077
Allowance for borrowed funds used during construction	(3,151)	(3,576)
Total	53,816	57,501
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,361)	(16,373)
INCOME TAXES	(4,645)	(6,005)
INCOME (LOSS) FROM CONTINUING OPERATIONS	284	(10,368)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $(505) and $330 (Note 13)	(765)	694
NET LOSS	(481)	(9,674)
Less: Net income attributable to noncontrolling interests (Note 7)	7,776	5,461
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,257)	$(15,135)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	109,299	108,832
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	109,299	108,832

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Loss from continuing operations attributable to common shareholders — basic	$(0.07)	$(0.15)
Net loss attributable to common shareholders — basic	(0.08)	(0.14)
Loss from continuing operations attributable to common shareholders — diluted	(0.07)	(0.15)
Net loss attributable to common shareholders — diluted	(0.08)	(0.14)

DIVIDENDS DECLARED PER SHARE	$0.525	$0.525

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Loss from continuing operations, net of tax	$(7,483)	$(15,838)
Discontinued operations, net of tax	(774)	703
Net loss attributable to common shareholders	$(8,257)	$(15,135)

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011

NET LOSS	$(481)	$(9,674)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax benefit (expense) of $16,551 and $(390)	(25,352)	598
Reclassification of net realized loss, net of tax benefit of $5,728 and $5,865	8,772	8,982
Pension and other postretirement benefits activity, net of tax expense of $631 and $566	966	866
Total other comprehensive income (loss)	(15,614)	10,446

COMPREHENSIVE INCOME (LOSS)	(16,095)	772
Less: Comprehensive income attributable to noncontrolling interests	7,776	5,461

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(23,871)	$(4,689)

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,710	$33,583
Customer and other receivables	238,387	284,183
Accrued unbilled revenues	104,728	125,239
Allowance for doubtful accounts	(2,886)	(3,748)
Materials and supplies (at average cost)	213,290	204,387
Fossil fuel (at average cost)	26,850	22,000
Deferred income taxes	141,224	130,571
Income tax receivable (Note 6)	8,894	6,466
Assets from risk management activities (Note 8)	34,617	30,264
Deferred fuel and purchased power regulatory asset (Note 3)	5,310	27,549
Other regulatory assets (Note 3)	81,457	69,072
Other current assets	32,219	26,904
Total current assets	904,800	956,470

INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 8)	53,124	49,322
Nuclear decommissioning trust (Note 15)	541,989	513,733
Other assets	64,415	64,588
Total investments and other assets	659,528	627,643

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	13,928,709	13,753,971
Accumulated depreciation and amortization	(4,775,904)	(4,709,991)
Net	9,152,805	9,043,980
Construction work in progress	462,425	496,745
Palo Verde sale leaseback, net of accumulated depreciation (Note 7)	131,897	132,864
Intangible assets, net of accumulated amortization	170,198	170,571
Nuclear fuel, net of accumulated amortization	141,882	118,098
Total property, plant and equipment	10,059,207	9,962,258

DEFERRED DEBITS
Regulatory assets (Note 3)	1,344,523	1,352,079
Income tax receivable (Note 6)	69,069	68,633
Other	146,787	143,935
Total deferred debits	1,560,379	1,564,647

TOTAL ASSETS	$13,183,914	$13,111,018

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31, 2012	December 31, 2011
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$265,975	$326,987
Accrued taxes (Note 6)	160,136	120,289
Accrued interest	44,736	54,872
Short-term borrowings	216,600	—
Current maturities of long-term debt	101,708	477,435
Customer deposits	74,297	72,176
Liabilities from risk management activities (Note 8)	89,207	53,968
Regulatory liabilities (Note 3)	89,622	88,362
Other current liabilities	115,618	148,616
Total current liabilities	1,157,899	1,342,705

LONG-TERM DEBT LESS CURRENT MATURITIES
Long-term debt less current maturities	3,275,651	2,953,507
Palo Verde sale leaseback lessor notes less current maturities (Note 7)	65,547	65,547
Total long-term debt less current maturities	3,341,198	3,019,054

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,918,995	1,925,388
Regulatory liabilities (Note 3)	754,210	737,332
Liability for asset retirements	284,839	279,643
Liabilities for pension and other postretirement benefits (Note 4)	1,277,227	1,268,910
Liabilities from risk management activities (Note 8)	64,168	82,495
Customer advances	113,514	116,805
Coal mine reclamation	118,113	117,896
Unrecognized tax benefits (Note 6)	72,622	72,270
Other	219,700	217,934
Total deferred credits and other	4,823,388	4,818,673

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 9)
Common stock, no par value	2,450,296	2,444,247
Treasury stock	(6,471)	(4,717)
Total common stock	2,443,825	2,439,530
Retained earnings	1,468,869	1,534,483
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(64,481)	(65,447)
Derivative instruments	(103,296)	(86,716)
Total accumulated other comprehensive loss	(167,777)	(152,163)
Total shareholders’ equity	3,744,917	3,821,850
Noncontrolling interests (Note 7)	116,512	108,736
Total equity	3,861,429	3,930,586

TOTAL LIABILITIES AND EQUITY	$13,183,914	$13,111,018

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(481)	$(9,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	118,487	123,298
Deferred fuel and purchased power	46,754	49,947
Deferred fuel and purchased power amortization	(24,514)	(31,238)
Allowance for equity funds used during construction	(4,756)	(5,395)
Deferred income taxes	(1,989)	(41,005)
Change in mark-to-market valuations	1,985	(284)
Changes in current assets and liabilities:
Customer and other receivables	52,264	75,528
Accrued unbilled revenues	20,511	9,633
Materials, supplies and fossil fuel	(13,753)	21,421
Other current assets	(3,502)	(636)
Accounts payable	(39,355)	(24,543)
Accrued taxes and income tax receivable — net	37,398	52,944
Other current liabilities	(39,804)	(37,406)
Change in unrecognized tax benefits	—	18,959
Change in margin and collateral accounts — assets	(1,853)	4,220
Change in margin and collateral accounts — liabilities	(32,950)	35,478
Change in other long-term assets	(21,469)	(33,169)
Change in other long-term liabilities	22,362	35,418
Net cash flow provided by operating activities	115,335	243,496

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(240,973)	(191,553)
Contributions in aid of construction	13,871	9,136
Allowance for borrowed funds used during construction	(3,151)	(3,576)
Proceeds from nuclear decommissioning trust sales	92,047	189,318
Investment in nuclear decommissioning trust	(96,360)	(194,241)
Other	(533)	(1,879)
Net cash flow used for investing activities	(235,099)	(192,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	319,081	175,000
Repayment of long-term debt	(375,727)	(175,170)
Short-term borrowings and payments — net	216,600	700
Dividends paid on common stock	(55,595)	(55,300)
Common stock equity issuance	4,289	11,727
Other	(1,757)	(3,653)
Net cash flow provided by (used for) financing activities	106,891	(46,696)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,873)	4,005

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,583	110,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,710	$114,193
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of (refunds)	$(650)	$—
Interest, net of amounts capitalized	$62,892	$55,997

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries: APS, SunCor Development Company (“SunCor”), El Dorado Investment Company (“El Dorado”) and formerly APS Energy Services Company, Inc. (“APSES”).  See Note 13 for discussion of the bankruptcy filing of SunCor and the sale of APSES.  Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Nuclear Generating Station (“Palo Verde”) sale leaseback variable interest entities (“VIEs”) (see Note 7 for further discussion).  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Weather conditions cause significant seasonal fluctuations in our revenues; therefore, results for interim periods do not necessarily represent results expected for the year.

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements and notes have been prepared consistently with the 2011 Form 10-K with the exception of the reclassification of certain prior year amounts on our Condensed Consolidated Statements of Income in accordance with accounting requirements for reporting discontinued operations (see Note 13) and to conform to current year presentation, and on our Condensed Consolidated Statements of Cash Flows to conform to the current year presentation.

See Note 16 for discussion of amended guidance on the presentation of comprehensive income.

The following tables show the impact of the reclassifications to prior year (previously reported) amounts (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income for the Three Months Ended March 31, 2011	As previously reported	Reclassifications for discontinued operations and to conform to current year presentation	Amount reported after reclassification for discontinued operations and to conform to current year presentation
Operating Revenues
Regulated electricity segment revenues	$647,974	$(647,974)	$—
Other revenues	11,601	(11,601)	—
Operating revenues	—	648,847	648,847
Operating Expenses
Operations and maintenance	256,486	(1,457)	255,029
Depreciation and amortization	106,601	(18)	106,583
Other expenses	9,716	(7,896)	1,820
Other
Other expense	(1,699)	(42)	(1,741)
Income Taxes	(5,649)	(356)	(6,005)
Income From Continuing Operations	(9,325)	(1,043)	(10,368)
Income From Discontinued Operations	(349)	1,043	694

Statement of Cash Flows for the Three Months Ended March 31, 2011	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassification to conform to current year presentation
Cash Flows from Operating Activities
Expenditures for real estate investments	$(40)	$40	$—
Gains and other changes in real estate assets	(3)	3	—
Change in other long-term assets	(33,129)	(40)	(33,169)
Change in other long-term liabilities	35,421	(3)	35,418

2.                                      Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West

At March 31, 2012, Pinnacle West’s $200 million credit facility, which matures in November 2016, was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At March 31, 2012, Pinnacle West had no

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

APS

On January 13, 2012, APS issued $325 million of 4.50% unsecured senior notes that mature on April 1, 2042.  The net proceeds from the sale were used along with other funds to repay at maturity APS’s $375 million aggregate principal amount of 6.50% senior notes on March 1, 2012.

At March 31, 2012, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in February 2015, and a $500 million facility that matures in November 2016.  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2012, APS had commercial paper borrowings of $217 million, and no borrowings or letters of credit outstanding under either of these credit facilities.

On May 1, 2012, APS purchased all $32 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series B, due 2029.  We expect to remarket these bonds within the next twelve months.  These bonds are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011.

See “Financial Assurances” in Note 10 for discussion of APS’s outstanding letters of credit.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Fair Value

Our long-term debt fair value estimates are based on quoted market prices for the same or similar issues, and are classified within Level 2 of the fair value hierarchy. See Note 14 for discussion of the fair value hierarchy. The following table represents the estimated fair value of our long-term debt, including current maturities (dollars in millions):

	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Pinnacle West	$125	$123	$125	$123
APS	3,318	3,748	3,371	3,803
Total	$3,443	$3,871	$3,496	$3,926

Debt Provisions

An ACC order requires APS to maintain a common equity ratio of at least 40%. As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt. At March 31, 2012, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $3.9 billion, and total capitalization was approximately $7.1 billion. APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $2.8 billion, assuming APS’s total capitalization remains the same.  Since APS was in compliance with this common equity ratio requirement, this restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs.

3.                                      Regulatory Matters

Retail Rate Case Filing with the Arizona Corporation Commission

On June 1, 2011, APS filed an application with the ACC for a net retail base rate increase of $95.5 million.  APS requested that the increase become effective July 1, 2012.  The request would increase the average retail customer bill approximately 6.6%.  The filing is based on a test year ended December 31, 2010, adjusted as described below.  On January 6, 2012, APS and other parties to APS’s pending general retail rate case entered into an agreement (the “Settlement Agreement”) detailing the terms upon which the parties have agreed to settle the rate case.  The Settlement Agreement requires the approval of the ACC.  Evidentiary hearings on the matter were completed on February 3, 2012 and briefs from the parties were filed on February 29, 2012.  See below for details regarding the Settlement Agreement.

The key financial provisions of APS’s original request included:

•                                          An increase in non-fuel base rates of $194.1 million, before the reclassification into base rates of $44.9 million of revenues related to solar generation projects collected through APS’s renewable energy surcharge (which will increase base rates) and $143.5

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million of lower fuel and purchased power costs currently addressed through the Power Supply Adjustor (“PSA”) (which will decrease base rates);

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

Settlement Agreement

The Settlement Agreement provides for a zero net change in base rates, consisting of: (1) a non-fuel base rate increase of $116.3 million; (2) a fuel-related base rate decrease of $153.1 million (to be implemented by a change in the Base Fuel Rate from $0.03757 to $0.03207 per kWh); and (3) the transfer of cost recovery for certain renewable energy projects from the Arizona Renewable Energy Standard and Tariff (“RES”) surcharge to base rates in an estimated amount of $36.8 million.

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

•                                          A procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s proposed acquisition (should it be consummated) of additional interests in Units 4 and 5 and the related closure of Units 1-3 of the Four Corners Power Plant (“Four Corners”);

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

•                                          Modification of the transmission cost adjustor (“TCA”) to streamline the process for future transmission-related rate changes; and

•                                          Implementation of various changes to rate schedules, including the adoption of an experimental “buy-through” rate that could allow certain large commercial and industrial customers to select alternative sources of generation to be supplied by APS.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 1, 2011, APS filed its annual RES implementation plan, covering the 2012-2016  timeframe and requesting 2012 RES funding of $129 million to $152 million.  On December 14, 2011, the ACC voted to approve APS’s 2012 RES Plan and authorized a total 2012 RES budget of $110 million.  Within that budget, the ACC authorized APS to, among other items, (i) own an additional 100 megawatts (“MW”) under the AZ Sun Program, for a total of 200 MW; (ii) recover revenue requirements for the second 100 MW as APS did for the first 100 MW of the AZ Sun Program; (iii) expand APS’s School and Government Program by another 6.25 MW of utility owned distributed generation; and (iv) own another 25 MW of renewable generation to be described later and installed in

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2014 and 2015.  In addition, the ACC ordered an initial up front incentive of $0.75 per watt for residential distributed energy and incentive level step downs throughout 2012 based upon the volume and timing of residential incentive applications.  Under the ACC’s order, residential incentives could fall to $0.20 or $0.10 per watt by the end of 2012 depending on demand.

Demand-Side Management Adjustor Charge (“DSMAC”).  The settlement agreement resulting from the 2008 retail rate case requires APS to submit an annual Demand-Side Management Implementation Plan for review by and approval of the ACC.  In 2010, the DSMAC was modified to recover estimated amounts for use on certain demand-side management programs over the current year.  Previously, the DSMAC allowed for such recovery only on a historical or after-the-fact basis.  The surcharge allows for the recovery of energy efficiency program expenses and any earned incentives.

The ACC previously approved recovery of all 2009 program costs plus incentives.  The change from program cost recovery on a historical basis to recovery on a concurrent basis, as authorized in the 2008 retail rate case settlement agreement, resulted in this one-time need to address two years (2009 and 2010) of cost recovery.  As requested by APS, 2009 program cost recovery is to be amortized over a three-year period.

On June 1, 2010, APS filed its 2011 Demand-Side Management Implementation Plan. In order to meet the energy efficiency goal for 2011 established by the settlement agreement of annual energy savings of 1.25%, expressed as a percent of total energy resources to meet retail load, APS proposed a total budget for 2011 of $79 million.  On February 17, 2011, a total budget for 2011 of $80 million was approved and, when added to the amortization of 2009 program costs discussed in the previous paragraph less the $10 million already being recovered in general retail base rates, the DSMAC would recover approximately $75 million over a twelve-month period beginning March 1, 2011.

On June 1, 2011, APS filed its 2012 Demand-Side Management Implementation Plan to meet the energy efficiency requirements of the ACC’s Energy Efficiency Rules, which became effective January 1, 2011. The 2012 requirement under such rules is for energy efficiency savings of 1.75% of APS retail sales for the prior year. This energy savings requirement is slightly higher than the goal established by the 2008 retail rate case settlement agreement (1.5% of total energy resources). The ACC issued an order on April 4, 2012 approving recovery of approximately $72 million over a twelve-month period beginning March 1, 2012.  This amount does not include $10 million already being recovered in general retail base rates.

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.

The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2012 and 2011 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2012	2011
Beginning balance	$28	$(58)
Deferred fuel and purchased power costs — current period	(47)	(50)
Amounts refunded through revenues	24	31
Ending balance	$5	$(77)

The PSA rate for the PSA year beginning February 1, 2012 is negative $0.0042 per kWh as compared to negative $0.0057 per kWh for the prior year.  Any uncollected (overcollected) deferrals during the 2012 PSA year will be included in the calculation of the PSA rate for the PSA year beginning February 1, 2013.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in millions):

	March 31, 2012		December 31, 2011
	Current	Non-Current	Current	Non-Current
Pension and other postretirement benefits	$—	$1,007	$—	$1,023
Income taxes — allowance for funds used during construction (“AFUDC”) equity	3	81	3	81
Deferred fuel and purchased power — mark-to-market (Note 8)	58	34	43	34
Transmission vegetation management	9	30	9	32
Coal reclamation	2	34	2	35
Palo Verde VIEs (Note 7)	—	36	—	35
Deferred compensation	—	34	—	33
Deferred fuel and purchased power (a)	5	—	28	—
Tax expense of Medicare subsidy	2	19	2	18
Loss on reacquired debt	1	19	1	19
Income taxes — investment tax credit basis adjustment	—	15	—	15
Pension and other postretirement benefits deferral	—	21	—	12
Demand-side management (a)	5	—	7	1
Other	2	15	2	14
Total regulatory assets (b)	$87	$1,345	$97	$1,352

(a)                                 See Cost Recovery Mechanisms discussion above.

(b)                                 There are no regulatory assets for which the ACC has allowed recovery of costs but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in “Transmission Rates and Transmission Cost Adjustor.”

The detail of regulatory liabilities is as follows (dollars in millions):

	March 31, 2012		December 31, 2011
	Current	Non-Current	Current	Non-Current
Removal costs (a)	$24	$344	$22	$349
Asset retirement obligations	—	249	—	225
Renewable energy standard (b)	50	—	54	—
Income taxes — change in rates	—	59	—	59
Spent nuclear fuel	7	41	5	44
Deferred gains on utility property	2	14	2	14
Income taxes- deferred investment tax credit	1	32	1	30
Other	6	15	4	16
Total regulatory liabilities	$90	$754	$88	$737

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

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates are deferred as a regulatory asset for future recovery, pursuant to an ACC regulatory order.  We deferred pension and other postretirement benefit costs of approximately $9 million for the three months ended March 31, 2012 and $3 million for the three months ended March 31, 2011.  The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged to the regulatory asset) (dollars in millions):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Service cost - benefits earned during the period	$16	$16	$7	$6
Interest cost on benefit obligation	30	31	12	12
Expected return on plan assets	(35)	(33)	(11)	(10)
Amortization of net actuarial loss	11	6	6	3
Net periodic benefit cost	$22	$20	$14	$11
Portion of cost charged to expense	$6	$8	$3	$4

Contributions

The required minimum contribution to our pension plan is approximately $65 million in 2012, approximately $160 million in 2013 and approximately $175 million in 2014.  The contributions to our other postretirement benefit plans for 2012, 2013 and 2014 are expected to be approximately $20 million each year.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial data for the three months ended March 31, 2012 and 2011 and at March 31, 2012 and December 31, 2011 is provided as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Operating revenues:
Regulated electricity segment	$620	$648
All other (a)	1	1
Total	$621	$649

Net loss attributable to common shareholders:
Regulated electricity segment	$(6)	$(15)
All other (a)	(2)	—
Total	$(8)	$(15)

	As of March 31, 2012	As of December 31, 2011
Assets:
Regulated electricity segment	$13,142	$13,068
All other (a)	42	43
Total	$13,184	$13,111

(a)                                 All other activities relate to APSES, SunCor, Pinnacle West and El Dorado.  See Note 13 for discussion of discontinued operations.

6.                                      Income Taxes

The $69 million income tax receivable on the Condensed Consolidated Balance Sheets primarily represents the anticipated refunds related to an APS tax accounting method change approved by the Internal Revenue Service (“IRS”) in the third quarter of 2009.  This amount is classified as long-term, as there remains uncertainty regarding the timing of this cash receipt. Further clarification of the timing is expected from the IRS within the next twelve months.

Net income associated with the Palo Verde Sale Leaseback Variable Interest Entities is not subject to tax (see Note 7).  As a result, there is no income tax expense recorded on the Condensed Consolidated Statements of Income.

It is reasonably possible that within the next twelve months the IRS will finalize the examination of tax returns for the years ended December 31, 2008 and 2009. At this time, a reasonable estimate of the range of possible change in the uncertain tax position cannot be made.  However, we do not expect the ultimate outcome of this examination to have a material adverse impact on our financial position or results of operations.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012, the tax year ended December 31, 2008 and all subsequent tax years remain subject to examination by the IRS.  With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2007.

7.                                      Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trusts in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities.  APS will pay approximately $49 million per year for the years 2012 to 2015 related to these leases. The lease agreements include fixed rate renewal periods which may give APS the ability to utilize the asset for a significant portion of the asset’s economic life.  Predominately due to the fixed rate renewal periods, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

As a result of consolidation we eliminate rent expense and recognize depreciation and interest expense, resulting in an increase in net income for the three months ended March 31, 2012 of $8 million and for the three months ended March 31, 2011 of $5 million, entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders remains the same.  Consolidation of these VIEs also results in changes to our Condensed Consolidated Statements of Cash Flows, but does not impact net cash flows.

Our Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 include the following amounts relating to the VIEs (in millions):

	March 31, 2012	December 31, 2011
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$132	$133
Current maturities of long-term debt	31	31
Palo Verde sale leaseback lessor notes long-term debt excluding current maturities	66	66
Equity — Noncontrolling interests	116	108

Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders.  Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the lease.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the United States Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event had occurred as of March 31, 2012, APS would have been required to pay the noncontrolling equity participants approximately $141 million and assume $97 million of debt. Since APS consolidates these VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For regulatory ratemaking purposes the leases continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

8.                                      Derivative Accounting

We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal, emissions allowances and in interest rates.  We manage risks associated with market volatility by utilizing various physical and financial derivative instruments, including futures, forwards, options and swaps.  As part of our overall risk management program, we may use derivative instruments to hedge purchases and sales of electricity and fuels.  Derivative instruments that meet certain hedge accounting criteria are designated as cash flow hedges and are used to limit our exposure to cash flow variability on forecasted transactions.  The changes in market value of such instruments have a high correlation to price changes in the hedged transactions. We also enter into derivative instruments for economic hedging purposes. While we believe the economic hedges mitigate exposure to fluctuations in commodity prices, some of these instruments may not meet the specific hedge accounting requirements and are not designated as accounting hedges. Contracts that have the same terms (quantities, delivery points and delivery periods) and for which power does not flow are netted, which reduces both revenues and fuel and purchased power costs in our Condensed Consolidated Statements of Income, but does not impact our financial condition, net income or cash flows.

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

Hedge effectiveness is the degree to which the derivative instrument contract and the hedged item are correlated and is measured based on the relative changes in fair value of the derivative instrument contract and the hedged item over time.  We assess hedge effectiveness both at inception and on a continuing basis.  These assessments exclude the time value of certain options.  For accounting hedges that are deemed an effective hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period during which the hedged transaction affects earnings.  We recognize in current earnings, subject to the PSA, the gains and losses representing hedge ineffectiveness, and the gains and losses on any hedge components which are excluded from our effectiveness assessment.  As of March 31, 2012, we hedged the majority of certain exposures to the price variability of commodities for a maximum of 39 months.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	11,048	gigawatt hours
Gas	146	Bcfs (a)

(a)                                  “Bcf” is Billion Cubic Feet.

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Financial Statement	Three Months Ended March 31,
Commodity Contracts	Location	2012	2011

Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Other comprehensive income (loss) — derivative instruments	$(41,903)	$988
Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion Realized)	Fuel and purchased power	(14,500)	(14,847)
Gain Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)	Fuel and purchased power	85	12

(a)                                  During the three months ended March 31, 2012 and 2011, we had no amounts reclassified from accumulated other comprehensive income to earnings related to discontinued cash flow hedges.

During the next twelve months, we estimate that a net loss of $97 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, certain of these amounts will be recorded as either a regulatory asset or liability and have no effect on earnings.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three months ended March 31, 2012 and 2011 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Financial Statement	Three Months Ended March 31,
Commodity Contracts	Location	2012	2011

Net Gain (Loss) Recognized in Income	Operating revenues	$(326)	$1,507

Net Loss Recognized in Income from Derivative Instruments	Fuel and purchased power expense	(25,052)	(9,026)
Total		$(25,378)	$(7,519)

Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets

The following table provides information about the fair value of our risk management activities reported on a gross basis.  Transactions with counterparties that have contractual net settlement provisions are reported net on the Condensed Consolidated Balance Sheets.  These amounts are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.  Amounts are as of March 31, 2012 (dollars in thousands):

Commodity Contracts	Designated as Hedging Instruments	Not Designated as Hedging Instruments	Margin and Collateral Provided to Counterparties	Collateral Provided from Counterparties (a)	Other (b)	Total
Current Assets	$6,466	$80,364	$3,486	$—	$(55,699)	$34,617
Investments and Other Assets	3,377	57,639	—	—	(7,892)	53,124
Total Assets	9,843	138,003	$3,486	$—	(63,591)	87,741

Current Liabilities	(103,592)	(131,751)	100,228	(11,145)	57,053	(89,207)
Deferred Credits and Other	(80,252)	(97,503)	105,718	—	7,869	(64,168)
Total Liabilities	(183,844)	(229,254)	205,946	(11,145)	64,922	(153,375)
Total	$(174,001)	$(91,251)	$209,432	$(11,145)	$1,331	$(65,634)

(a)                                  Collateral relates to non-derivative instruments or derivative instruments that qualify for a scope exception.

(b)                                 Other represents derivative instrument netting, options, and other risk management contracts.

The following table provides information about the fair value of our risk management activities reported on a gross basis at December 31, 2011 (dollars in thousands):

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

(b)                                 Other represents derivative instrument netting, options, and other risk management contracts.

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including two counterparties for which our exposure represents approximately 83% of Pinnacle West’s $88 million of risk management assets as of March 31, 2012.  This exposure relates to long-term traditional wholesale contracts with counterparties that have high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at March 31, 2012 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
Aggregate Fair Value of Derivative Instruments in a Net Liability Position	$380
Cash Collateral Posted	180
Additional Cash Collateral in the Event Credit-Risk Related Contingent Features were Fully Triggered (a)	169

(a)          This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details in the footnote above.

We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features which could also require us to post additional collateral of approximately $184 million if our debt credit ratings were to fall below investment grade.

9.                                      Changes in Equity

The following tables show Pinnacle West’s changes in shareholders’ equity and changes in equity of noncontrolling interests for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Common Shareholders	Noncontrolling Interests	Total	Common Shareholders	Noncontrolling Interests	Total

Beginning balance, January 1	$3,821,850	$108,736	$3,930,586	$3,683,327	$91,899	$3,775,226

Net income (loss)	(8,257)	7,776	(481)	(15,135)	5,461	(9,674)
OCI (loss)	(15,614)	—	(15,614)	10,446	—	10,446
Total comprehensive income (loss)	(23,871)	7,776	(16,095)	(4,689)	5,461	772

Issuance of capital stock	2,700	—	2,700	2,689	—	2,689
Purchase of treasury stock, net of reissuances	(1,754)	—	(1,754)	(3,530)	—	(3,530)
Other (primarily stock compensation)	3,350	—	3,350	10,723	—	10,723
Dividends on common stock	(57,358)	—	(57,358)	(57,109)	—	(57,109)
Ending balance, March 31	$3,744,917	$116,512	$3,861,429	$3,631,411	$97,360	$3,728,771

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.                               Commitments and Contingencies

Palo Verde Nuclear Generating Station

Spent Nuclear Fuel and Waste Disposal

APS currently estimates it will incur $122 million (in 2012 dollars) over the current life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel.  At March 31, 2012, APS had a regulatory liability of $48 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.

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

The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”).  APS is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount APS could incur under the current NEIL policies totals approximately $18 million for each retrospective assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $48 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions.

Contractual Obligations

As of March 31, 2012, certain contractual obligations have increased approximately $0.3 billion from December 31, 2011 as discussed in the 2011 Form 10-K.  The updated contractual obligations are as follows (dollars in billions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year	2012	2013	2014	2015	2016	Thereafter	Total
Fuel and purchased power commitments	$0.4	$0.4	$0.6	$0.5	$0.5	$6.8	$9.2
Renewable energy credits	0.1	—	—	0.1	—	0.5	0.7

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 20, 2011, the Supreme Court issued its opinion in Connecticut holding, among other things, that the Clean Air Act and the EPA actions authorized by the act, which are aimed at controlling greenhouse gas emissions, displace any federal common law right to seek abatement of greenhouse gas emissions from fossil fuel-fired power plants.  However, the Court left open the issue of whether such claims may be available under state law.  Oral argument in the Kivalina case was heard on November 28, 2011; the parties await the court’s decision on both federal common law and state public nuisance law issues.  We believe the action in Kivalina is without merit and will continue to defend against both the federal and state claims.

Southwest Power Outage

Regulatory Inquiry.  On September 8, 2011 at approximately 3:30PM, a 500 kilovolt (“kV”) transmission line running between the Hassayampa and North Gila substations in southwestern Arizona tripped out of service due to a fault that occurred at a switchyard operated by APS.  At the time, an APS employee at the North Gila substation was performing a procedure to remove from service a capacitor bank that was believed not to be operating properly.  Approximately ten minutes after the transmission line went off-line, generation and transmission resources for the Yuma area were lost, resulting in approximately 69,700 APS customers losing service.

Within the same time period that APS’s Yuma customers lost service, a series of transmission and generation disruptions occurred across the systems of several utilities that resulted in outages affecting portions of southern Arizona, southern California and northern Mexico.  A total of approximately 7,900 MW of firm load and 2.7 million customers were reported to have been affected.  Service to all affected APS customers was restored by 9:15PM on September 8.  Service to customers affected by the wider regional outages was restored by approximately 3:25AM on September 9.

APS has an internal review of the September 8 events underway.  In addition, the Western Electricity Coordinating Council (“WECC”) initiated a Detailed Disturbance Analysis process to identify and understand the cause of the events that occurred, and identify and ensure timely implementation of corrective actions.

The FERC and the North American Electric Reliability Corporation (“NERC”) conducted a joint inquiry into the outages and, on May 1, 2012, they issued a report with their analysis and conclusions as to the causes of the events. The report includes recommendations to help industry operators prevent similar outages in the future, including increased data sharing and coordination among the western utilities and entities responsible for bulk electric system reliability coordination.

The joint report does not address potential reliability violations or the assessment of responsibility of the parties involved. APS cannot predict the timing, results or potential impacts of any further inquiries into the September 8 events, or any other claims that may be made as a result of the outages. If violations of NERC Reliability Standards are ultimately determined to have occurred, FERC has the legal authority

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to assert a possible fine of up to $1 million per violation per day that a violation is found to have been in existence.

Lawsuit.  On September 12, 2011, two purported consumer class action complaints were filed in Federal District Court in San Diego, California, naming APS, Pinnacle West and San Diego Gas & Electric Company (“SDG&E”) as defendants and seeking damages for loss of perishable inventory as a result of interruption of electrical service.  On December 22, 2011, the plaintiffs voluntarily dismissed both lawsuits.  In January 2012, one of the cases was refiled in California Superior Court in San Diego, California.  APS and Pinnacle West filed a motion to dismiss that was granted by the Court on March 20, 2012.  The case was stayed as to SDG&E until the earlier of six months or the release of a FERC or California Public Utilities Commission (“CPUC”) report on the outage.  The Court stated that the plaintiffs may refile a complaint against APS and Pinnacle West on certain grounds following the release of either report.

Clean Air Act Lawsuit

On October 4, 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act.  Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the Clean Air Act’s New Source Performance Standards (“NSPS”) program.  Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required PSD permits and complies with the NSPS.  The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project.  On April 2, 2012, APS and the other Four Corners participants filed motions to dismiss with the court.  Earthjustice’s responses to these motions are due May 16, 2012.  APS believes the claims in this matter are without merit and will vigorously defend against them.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

Financial Assurances

APS has entered into various agreements that require letters of credit for financial assurance purposes.  At March 31, 2012, approximately $44 million of letters of credit were outstanding to support existing variable interest rate pollution control bonds of a similar amount.  The letters of credit are available to fund the payment of principal and interest of such debt obligations.  These letters of credit expire in 2016.  APS has also entered into letters of credit to support obligations to certain equity participants in the Palo Verde sale leaseback transactions (see Note 7 for further details on the Palo Verde sale leaseback transactions).  These letters of credit will expire in 2015 and totaled approximately $44 million at March 31, 2012.  Additionally, APS has issued letters of credit to support collateral obligations under certain natural gas tolling contracts entered into with third parties.  At March 31, 2012, $30 million of such letters of credit were outstanding.  These letters of credit will expire in 2015 and 2016.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

provisions cannot be reasonably estimated.  Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnification provisions is likely.

11.          Other Income and Other Expense

The following table provides detail of other income and other expense for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Other income:
Interest income	$605	$391
Investment gains — net	—	1,293
Miscellaneous	155	6
Total other income	$760	$1,690

Other expense:
Non-operating costs	$(1,850)	$(1,487)
Investment losses — net	(53)	—
Miscellaneous	(2,165)	(254)
Total other expense	$(4,068)	$(1,741)

12.          Earnings Per Share

The following table presents earnings per weighted average common share outstanding for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Basic earnings per share:
Loss from continuing operations attributable to common shareholders	$(0.07)	$(0.15)
Income (loss) from discontinued operations	(0.01)	0.01
Loss per share — basic	$(0.08)	$(0.14)

Diluted earnings per share:
Loss from continuing operations attributable to common shareholders	$(0.07)	$(0.15)
Income (loss) from discontinued operations	(0.01)	0.01
Loss per share — diluted	$(0.08)	$(0.14)

For the three months ended March 31, 2012 and 2011, the weighted average common shares outstanding were the same for both basic and diluted shares.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012 and 2011, options to purchase shares of common stock were outstanding but excluded from the computation of diluted earnings per share because of their antidilutive effect.  This is a result of the net loss position in both periods.

13.          Discontinued Operations

SunCor — In February 2012, SunCor filed for protection under the United States Bankruptcy Code to complete an orderly liquidation of its business.  We do not expect SunCor’s bankruptcy to have a material impact on Pinnacle West’s financial position, results of operations, or cash flows.  All activity for the income statement for the three months ended March 31, 2012 and prior comparative period income statement amounts are included in discontinued operations.  At March 31, 2012, SunCor had approximately $8 million of assets on its balance sheet, including $7 million of intercompany receivables and $1 million of other assets.

APSES — In 2011, Pinnacle West sold its investment in APSES.  Prior-period income statement amounts related to the sale of APSES and the associated revenues and costs are reflected in discontinued operations.

The following table provides revenue, income (loss) before income taxes and income (loss) after taxes classified as discontinued operations in Pinnacle West’s Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Revenue:
SunCor	$—	$1
APSES	—	11
Total revenue	$—	$12

Income (loss) before taxes:	$(1)	$1
Income (loss) after taxes:	$(1)	$1

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

Level 2 — Utilizes quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable (such

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

as yield curves).  This category includes non-exchange traded contracts such as forwards, options, swaps and certain investments in fixed income securities.  This category also includes investments in common and collective trusts and commingled funds that are redeemable and valued based on the funds’ net asset values (“NAV”).

Level 3 — Valuation models with significant unobservable inputs that are supported by little or no market activity.  Instruments in this category include long-dated derivative transactions where valuations are unobservable due to the length of the transaction, options, and transactions in locations where observable market data does not exist.  The valuation models we employ utilize spot prices, forward prices, historical market data and other factors to forecast future prices.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Thus, a valuation may be classified in Level 3 even though the valuation may include significant inputs that are readily observable.  We maximize the use of observable inputs and minimize the use of unobservable inputs.  We rely primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities.  If market data is not readily available, inputs may reflect our own assumptions about the inputs market participants would use.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities as well as their placement within the fair value hierarchy levels.  We assess whether a market is active by obtaining observable broker quotes, reviewing actual market transactions, and assessing the volume of transactions.  We consider broker quotes observable inputs when the quote is binding on the broker, we can validate the quote with market activity, or we can determine that the inputs the broker used to arrive at the quoted price are observable.

Recurring Fair Value Measurements

We apply recurring fair value measurements to certain cash equivalents, derivative instruments, investments held in our nuclear decommissioning trust and plan assets held in our retirement and other benefit plans.  See Note 8 in the 2011 Form 10-K for the fair value discussion of plan assets held in our retirement and other benefit plans.

Cash Equivalents

Cash equivalents represent short-term investments with original maturities of three months or less in exchange traded money market funds that are valued using quoted prices in active markets.

Risk Management Activities — Derivative Instruments

Exchange traded commodity contracts are valued using unadjusted quoted prices.  For non-exchange traded commodity contracts, we calculate fair market value based on the average of the bid and offer price, discounted to reflect net present value.  We maintain certain valuation adjustments for a

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

number of risks associated with the valuation of future commitments.  These include valuation adjustments for liquidity and credit risks.  The liquidity valuation adjustment represents the cost that would be incurred if all unmatched positions were closed out or hedged.  The credit valuation adjustment represents estimated credit losses on our net exposure to counterparties, taking into account netting agreements, expected default experience for the credit rating of the counterparties and the overall diversification of the portfolio.  We maintain credit policies that management believes minimize overall credit risk.

Certain non-exchange traded commodity contracts are valued based on unobservable inputs due to the long-term nature of contracts or the unique location of the transactions.  Our long-dated energy transactions consist of observable valuations for the near term portion and unobservable valuations for the long-term portions of the transaction.  We rely primarily on broker quotes to value these instruments.  When broker quotes are not available the primary valuation technique used to calculate fair value is the extrapolation of forward pricing curves using observable market data for more liquid delivery points in the same region and actual transactions at more illiquid delivery points.

Option contracts are primarily valued using a Black-Scholes option valuation model which utilizes both observable and unobservable inputs such as broker quotes, interest rates and price volatilities.

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

Fixed income securities issued by the U.S. Treasury held directly by the nuclear decommissioning trust are valued using quoted active market prices and are classified as Level 1.  Fixed income securities issued by corporations, municipalities, and other agencies including mortgage-backed instruments are valued using quoted inactive market prices, quoted active market prices for similar securities, or by utilizing calculations which incorporate observable inputs such as yield and interest rate curves.  These instruments are classified as Level 2.  Whenever possible, multiple market quotes are obtained which enables a cross-check validation.  A primary price source is identified based on asset type, class, or issue of securities.

Our trustee provides valuation of our nuclear decommissioning trust assets by using pricing services that utilize the valuation methodologies described to determine fair market value.  We assess these valuations and verify that pricing can be supported by actual recent market transactions.  Additionally, we obtain and review independent audit reports on the trustee’s operating controls and valuation processes.  See Note 15 for additional discussion about our nuclear decommissioning trust.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at March 31, 2012 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at March 31, 2012
Assets
Nuclear decommissioning trust:
U.S. commingled equity funds	$—	$196	$—	$—		$196
Fixed income securities:
U.S. Treasury	76	—	—	—		76
Cash and cash equivalent funds	—	15	—	(1	)(c)	14
Corporate debt	—	67	—	—		67
Mortgage-backed securities	—	82	—	—		82
Municipality bonds	—	88	—	—		88
Other	—	19	—	—		19
Subtotal nuclear decommissioning trust	76	467	—	(1)		542
Cash Equivalents	12	—	—	—		12
Risk management activities — derivative instruments:
Commodity contracts	—	63	84	(59	)(b)	88
Total	$88	$530	$84	$(60)		$642

Liabilities:
Risk management activities — derivative instruments:
Commodity contracts	$—	$(271)	$(142)	$260	(b)	$(153)

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

The following table presents the fair value at December 31, 2011 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2011
Assets
Nuclear decommissioning trust:
U.S. commingled equity funds	$—	$175	$—	$—		$175
Fixed income securities:
U.S. Treasury	69	—	—	—		69
Cash and cash equivalent funds	—	9	—	(1	)(c)	8
Corporate debt	—	73	—	—		73
Mortgage-backed securities	—	78	—	—		78
Municipality bonds	—	90	—	—		90
Other	—	21	—	—		21
Subtotal nuclear decommissioning trust	69	446	—	(1)		514
Risk management activities — derivative instruments:
Commodity contracts	—	70	74	(64	)(b)	80
Total	$69	$516	$74	$(65)		$594

Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(241)	$(125)	$229	(b)	$(137)

(a)                                  Primarily consists of heat rate options and long-dated electricity contracts.

(b)                                 Represents counterparty netting, margin and collateral (see Note 8).

(c)                                  Represents nuclear decommissioning trust net pending securities sales and purchases.

Fair Value Measurements Classified as Level 3

The significant unobservable inputs used in the fair value measurement of our energy derivative contracts include broker quotes that cannot be validated as an observable input primarily due to the long term nature of the quote and option model inputs. Significant changes in these inputs in isolation would result in significantly higher or lower fair value measurements.  Because our commodity contracts classified as Level 3 are currently in a net purchase position generally if the price of the underlying commodity increases we would expect the net fair value of contracts related to that commodity to increase, and if the price of the underlying commodity decreases the net fair value of the related contracts would likely decrease.  Other unobservable valuation inputs include credit and liquidity reserves which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following table provides information regarding our significant unobservable inputs used to value our Level 3 instruments.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risk Management Activities-Derivative Instruments: Commodity Contracts

	March 31, 2012 Fair Value (millions)
Commodity Contracts	Assets	Liabilities	Valuation Technique	Significant Unobservable Input	Range
Electricity:

Forward Contracts	$79	$106	Discounted cash flows	Electricity prices	$7.13 - $67.50 per MWh

Option Contracts	—	35	Option Model	Electricity prices	$21.15 - $94.23 per MWh

				Natural gas prices	$1.90 - $4.31 per mmbtu

				Electricity volatilities	14% - 83%
				Natural gas volatilities	17% - 50%

Natural Gas:

Forward Contracts	5	1	Discounted cash flows	Natural gas prices	$1.85 - $4.20 per mmbtu

Total	$84	$142

The following table shows the changes in fair value for our risk management activities assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
Commodity Contracts	2012	2011
Net risk management activities balance at beginning of period	$(51)	$(38)
Total net gains (losses) realized/unrealized:
Included in earnings	1	1
Included in OCI	(5)	2
Deferred as a regulatory asset or liability	(5)	(7)
Settlements	1	—
Transfers into Level 3 from Level 2	2	(5)
Transfers from Level 3 into Level 2	(1)	(1)
Net risk management activities at end of period	$(58)	$(48)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$1

Amounts included in earnings are recorded in either regulated electricity segment revenue or regulated electricity segment fuel and purchased power depending on the nature of the underlying contract.

Transfers reflect the fair market value at the beginning of the period and are triggered by a change in the lowest significant input as of the end of the period.  We had no significant Level 1

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transfers to or from any other hierarchy level.  Transfers in or out of Level 3 are typically related to our heat rate options and long-dated energy transactions that extend beyond available quoted periods.

Nonrecurring Fair Value Measurements

For the periods ended March 31, 2012 and 2011, we had no assets or liabilities measured at fair value on a nonrecurring basis.

Financial Instruments Not Carried at Fair Value

The carrying value of our net accounts receivable, accounts payable and short-term borrowings approximate fair value.  Our short term borrowings are classified within Level 2 of the fair value hierarchy.  For our long-term debt fair values, see Note 2.

15.          Nuclear Decommissioning Trust

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per their stated investment guidelines.  The trust funds are invested in fixed income securities and domestic equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 14 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have recorded deferred realized and unrealized gains and losses on investment securities in other regulatory liabilities or assets.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at March 31, 2012 and December 31, 2011 (dollars in millions):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
March 31, 2012
Equity securities	$196	$64	$—
Fixed income securities	347	21	(1)
Net receivables (a)	(1)	—	—
Total	$542	$85	$(1)

(a)           Net receivables relate to pending securities sales and purchases.

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2011
Equity securities	$175	$44	$(1)
Fixed income securities	340	23	(1)
Net payables (a)	(1)	—	—
Total	$514	$67	$(2)

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)                                 Net payables relate to pending securities sales and purchases.

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate realized gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Realized gains	$2	$1
Realized losses	(1)	(2)
Proceeds from the sale of securities (a)	92	189

(a)           Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at March 31, 2012 is as follows (dollars in millions):

Fair Value
Less than one year	$19
1 year - 5 years	85
5 years - 10 years	107
Greater than 10 years	136
Total	$347

16.          New Accounting Standards

During the first quarter of 2012, we adopted amended guidance intended to converge fair value measurement and disclosure requirements for GAAP and international financial reporting standards (“IFRS”). The amended guidance clarifies how certain fair value measurement principles should be applied and requires enhanced fair value disclosures.  The adoption of this new guidance resulted in additional fair value disclosures (see Note 14), but did not impact our financial statement results.

During the first quarter of 2012, we also adopted amended guidance on the presentation of comprehensive income.  As a result of the amended guidance, we have changed our format for presenting comprehensive income. Previously, components of comprehensive income were presented within changes of equity. Due to the amended guidance, we now present comprehensive income in a new financial statement titled “Condensed Consolidated Statements of Comprehensive Income”. The adoption of this guidance changed our format for presenting comprehensive income, but did not impact our financial statement results.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011

ELECTRIC OPERATING REVENUES	$620,248	$647,994

OPERATING EXPENSES
Fuel and purchased power	216,309	212,007
Operations and maintenance	208,447	252,607
Depreciation and amortization	100,085	106,559
Income taxes	(814)	(6,003)
Taxes other than income taxes	42,226	37,250
Total	566,253	602,420
OPERATING INCOME	53,995	45,574

OTHER INCOME (DEDUCTIONS)
Income taxes	1,706	(1,340)
Allowance for equity funds used during construction	4,756	5,395
Other income (Note S-2)	510	1,978
Other expense (Note S-2)	(4,624)	(3,592)
Total	2,348	2,441

INTEREST EXPENSE
Interest on long-term debt	52,737	54,737
Interest on short-term borrowings	2,035	2,308
Debt discount, premium and expense	1,060	1,157
Allowance for borrowed funds used during construction	(3,151)	(3,576)
Total	52,681	54,626

NET INCOME (LOSS)	3,662	(6,611)

Less: Net income attributable to noncontrolling interests (Note 7)	7,767	5,470

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$(4,105)	$(12,081)

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011

NET INCOME (LOSS)	$3,662	$(6,611)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax benefit (expense) of $16,554 and $(390)	(25,348)	598
Reclassification of net realized loss, net of tax benefit of $5,728 and $5,865	8,772	8,981
Pension and other postretirement benefits activity, net of tax expense $536 and $509	821	779
Total other comprehensive income (loss)	(15,755)	10,358

COMPREHENSIVE INCOME (LOSS)	(12,093)	3,747
Less: Comprehensive income attributable to noncontrolling interests	7,767	5,470

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(19,860)	$(1,723)

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31,	December 31,
	2012	2011
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$13,924,843	$13,750,105
Accumulated depreciation and amortization	(4,772,352)	(4,706,462)
Net	9,152,491	9,043,643

Construction work in progress	462,425	496,745
Palo Verde sale leaseback, net of accumulated depreciation (Note 7)	131,897	132,864
Intangible assets, net of accumulated amortization	170,043	170,416
Nuclear fuel, net of accumulated amortization	141,882	118,098
Total property, plant and equipment	10,058,738	9,961,766

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 15)	541,989	513,733
Assets from risk management activities (Note 8)	53,124	49,322
Other assets	31,084	30,551
Total investments and other assets	626,197	593,606

CURRENT ASSETS
Cash and cash equivalents	2,081	19,873
Customer and other receivables	234,152	280,100
Accrued unbilled revenues	104,728	125,239
Allowance for doubtful accounts	(2,886)	(3,748)
Materials and supplies (at average cost)	213,290	204,387
Fossil fuel (at average cost)	26,850	22,000
Deferred fuel and purchased power regulatory asset (Note 3)	5,310	27,549
Other regulatory assets (Note 3)	81,457	69,072
Deferred income taxes	122,156	111,503
Income tax receivable	3,283	2,869
Assets from risk management activities (Note 8)	34,617	30,264
Other current assets	32,146	26,486
Total current assets	857,184	915,594

DEFERRED DEBITS
Regulatory assets (Note 3)	1,344,523	1,352,079
Income tax receivable (Note 6)	69,464	69,028
Unamortized debt issue costs	23,592	21,181
Other	118,907	118,983
Total deferred debits	1,556,486	1,561,271

TOTAL ASSETS	$13,098,605	$13,032,237

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31,	December 31,
	2012	2011
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	1,449,236	1,510,740
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(38,065)	(38,886)
Derivative instruments	(103,281)	(86,705)
Total shareholder equity	3,865,748	3,943,007
Noncontrolling interests (Note 7)	116,166	108,399
Total equity	3,981,914	4,051,406
Long-term debt less current maturities	3,150,651	2,828,507
Palo Verde sale leaseback lessor notes less current maturities (Note 7)	65,547	65,547
Total capitalization	7,198,112	6,945,460

CURRENT LIABILITIES
Commercial paper	216,600	—
Current maturities of long-term debt	101,708	477,435
Accounts payable	260,578	322,047
Accrued taxes (Note 6)	156,404	113,930
Accrued interest	44,531	54,611
Customer deposits	74,297	72,176
Liabilities from risk management activities (Note 8)	89,207	53,968
Regulatory liabilities (Note 3)	89,622	88,362
Other current liabilities	93,485	140,185
Total current liabilities	1,126,432	1,322,714

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,946,063	1,952,608
Regulatory liabilities (Note 3)	754,210	737,332
Liability for asset retirements	284,839	279,643
Liabilities for pension and other postretirement benefits (Note 4)	1,231,725	1,222,542
Liabilities from risk management activities (Note 8)	64,168	82,495
Customer advances	113,514	116,805
Coal mine reclamation	118,113	117,896
Unrecognized tax benefits (Note 6)	72,424	72,073
Other	189,005	182,669
Total deferred credits and other	4,774,061	4,764,063

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$13,098,605	$13,032,237

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,662	$(6,611)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	118,463	123,256
Deferred fuel and purchased power	46,754	49,947
Deferred fuel and purchased power amortization	(24,514)	(31,238)
Allowance for equity funds used during construction	(4,756)	(5,395)
Deferred income taxes	(2,044)	(47,962)
Change in mark-to-market valuations	1,985	(284)
Changes in current assets and liabilities:
Customer and other receivables	52,416	61,973
Accrued unbilled revenues	20,511	9,633
Materials, supplies and fossil fuel	(13,753)	21,421
Other current assets	(4,261)	248
Accounts payable	(39,812)	(18,168)
Accrued taxes	42,453	64,473
Other current liabilities	(53,449)	(37,601)
Change in margin and collateral accounts — assets	(1,853)	4,220
Change in margin and collateral accounts — liabilities	(32,950)	35,478
Change in other long-term assets	(21,656)	(32,129)
Change in other long-term liabilities	27,557	63,296
Net cash flow provided by operating activities	114,753	254,557

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(240,973)	(191,596)
Contributions in aid of construction	13,871	9,136
Allowance for borrowed funds used during construction	(3,151)	(3,576)
Proceeds from nuclear decommissioning trust sales	92,047	189,318
Investment in nuclear decommissioning trust	(96,360)	(194,241)
Other	(533)	(1,879)
Net cash flow used for investing activities	(235,099)	(192,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	319,081	—
Short-term borrowings — net	216,600	—
Repayment of long-term debt	(375,727)	(170)
Dividends paid on common stock	(57,400)	(57,100)
Net cash flow provided by (used for) financing activities	102,554	(57,270)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,792)	4,449
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,873	99,937
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,081	$104,386
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of (refunds)	$—	$—
Interest, net of amounts capitalized	$61,701	$53,636

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

	Condensed Consolidated Note Reference	APS’s Supplemental Note Reference
Consolidation and Nature of Operations	Note 1	—
Long-Term Debt and Liquidity Matters	Note 2	—
Regulatory Matters	Note 3	—
Retirement Plans and Other Benefits	Note 4	—
Business Segments	Note 5	—
Income Taxes	Note 6	—
Palo Verde Sale Leaseback Variable Interest Entities	Note 7	—
Derivative Accounting	Note 8	—
Changes in Equity	Note 9	Note S-1
Commitments and Contingencies	Note 10	—
Other Income and Other Expense	Note 11	Note S-2
Earnings Per Share	Note 12	—
Discontinued Operations	Note 13	—
Fair Value Measurements	Note 14	—
Nuclear Decommissioning Trust	Note 15	—
New Accounting Standards	Note 16	—

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-1.         Changes in Equity

The following tables show APS’s changes in shareholder equity and changes in equity of noncontrolling interests for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Shareholder Equity	Noncontrolling Interests	Total	Shareholder Equity	Noncontrolling Interests	Total

Beginning balance, January 1	$3,943,007	$108,399	$4,051,406	$3,824,953	$91,084	$3,916,037

Net income (loss)	(4,105)	7,767	3,662	(12,081)	5,470	(6,611)
OCI (loss)	(15,755)	—	(15,755)	10,358	—	10,358
Total comprehensive income (loss)	(19,860)	7,767	(12,093)	(1,723)	5,470	3,747

Dividends on common stock	(57,400)	—	(57,400)	(57,100)	—	(57,100)
Other	1	—	1	1	—	1
Ending balance, March 31	$3,865,748	$116,166	$3,981,914	$3,766,131	$96,554	$3,862,685

S-2.         Other Income and Other Expense

The following table provides detail of APS’s other income and other expense for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Other income:
Interest income	$107	$130
Investment gains — net	—	1,150
Miscellaneous	403	698
Total other income	$510	$1,978

Other expense:
Non-operating costs (a)	$(1,741)	$(1,899)
Asset dispositions	(223)	(728)
Miscellaneous	(2,660)	(965)
Total other expense	$(4,624)	$(3,592)

(a)         As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Part I, Item 1A of the 2011 Form 10-K.

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear.  APS operates and is a joint owner of the Palo Verde Nuclear Generating Station.  APS management is working closely with regulators and others in the nuclear industry to analyze the lessons learned and address any rulemaking or improvements resulting from the March 2011 events impacting the Fukushima Daiichi Nuclear Power Station in Japan.

Coal and Related Environmental Matters.  APS is a joint owner of three coal-fired power plants and acts as operating agent for two of the plants.  APS is focused on the impacts on its coal fleet that may result from increased regulation and potential legislation concerning greenhouse gas emissions.  Concern over climate change and other emission-related issues could have a significant impact on our capital expenditures and operating costs in the form of taxes, emissions allowances or required equipment upgrades for these plants.  APS is closely monitoring its long-range capital management plans, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to fund any such equipment upgrades.

In addition, Southern California Edison Company (“SCE”), a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the plant.  On November 8, 2010, APS and SCE entered into an asset purchase agreement (“APA”), providing for the purchase by APS of SCE’s 48% interest in each of Units 4 and 5 of Four Corners.  The purchase price is $294 million, subject to certain adjustments.  Completion of the purchase by APS is subject to the receipt of approvals by the ACC, the CPUC and the FERC.  On March 29, 2012, the CPUC issued an order approving the sale.  On April 18, 2012, the ACC voted to allow APS to move forward with the purchase, with a condition that the transaction may not close prior to December 1, 2012.  The APA provides that the purchase price will be reduced by $7.5 million for each month between October 1, 2012 and the closing date.  The ACC reserved the right to review the prudence of the transaction for cost recovery purposes in a future proceeding if the purchase closes.  The ACC also authorized an accounting deferral of certain costs associated with the purchase until any such cost recovery proceeding concludes.  Closing is also conditioned on the negotiation and execution of a new coal supply contract on terms reasonably acceptable to APS, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other typical closing conditions.

APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation which extends the Four Corners leasehold interest from 2016 to 2041. The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also requires the approval of the U.S. Department of the Interior (“DOI”), as does a related federal rights-of-way grant which the Four Corners participants will pursue.  A federal environmental review is underway as part of the DOI review process.

APS has announced that, if APS’s purchase of SCE’s interests in Units 4 and 5 at Four Corners is consummated, it will close Units 1, 2 and 3 at the plant. APS owns 100% of Units 1-3.  These events will change the plant’s overall generating capacity from 2,100 MW to 1,540 MW and APS’s entitlement from the plant from 791 MW to 970 MW. When applying for approval to purchase Units 4 and 5, APS also requested from the ACC recovery of any unrecovered costs associated with the closure of Units 1, 2 and 3.  The proposed Settlement Agreement in APS’s current retail rate case allows for the case to remain open to allow APS to seek a rate adjustment to reflect the Four Corners transaction should the transaction close.

APS cannot predict whether all of the conditions necessary to consummate the purchase of SCE’s interest will be met such that closing can occur.

Transmission and Delivery.  APS’s 2012 Ten-Year Transmission Plan filed with the ACC in January 2012 projects that it will invest approximately $550 million in new transmission projects (115 kV and above) over the next ten years, adding 269 miles of new lines.  The first three years of these additions are included in the capital expenditures table presented in the “Liquidity and Capital Resources” section below along with other transmission costs for upgrades and replacements.  APS is working closely with regulators to identify and plan for transmission needs resulting from the current focus on renewable energy.  APS is also working to establish and expand smart grid technology throughout its service territory designed to provide long-term benefits both to APS and its customers.  APS is piloting and deploying a variety of technologies that are intended to allow customers to better monitor their energy use and needs, minimize system outage durations and the number of customers that experience outages, and facilitate cost savings to APS through improved reliability and the automation of certain distribution functions, including remote meter reading and remote connects and disconnects.

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

The following table summarizes APS’s renewable energy sources in operation and under development as of May 3, 2012, which include (i) a development agreement, dated March 27, 2012, for the construction of a 35 MW solar facility located in the Yuma Foothills region that is part of the AZ Sun Program, and (ii) a mutual agreement to terminate, effective as of March 31, 2012, the development of a 14 MW solar facility at Luke Air Force Base.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	55	54

Purchased Power Agreements:
Solar	15	295
Wind	190	99
Geothermal	10
Biomass	14
Biogas	3	3
Total Purchased Power Agreements	232	397

Total Distributed Energy: Solar	154	125

Total Renewable Portfolio	441	576

Demand-Side Management.  In recent years, Arizona regulators have placed an increased focus on energy efficiency and other demand-side management programs to encourage customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy.  In December 2009, the ACC initiated an Energy Efficiency rulemaking, with a proposed Energy Efficiency Standard of 22% cumulative annual energy savings by 2020.  The 22% figure represents the cumulative reduction in future energy usage through 2020 attributable to energy efficiency initiatives.  On July 27, 2010, the proposed Energy Efficiency Standard was adopted by the ACC, approved by the Arizona Attorney General and became effective on January 1, 2011.  This ambitious standard will likely impact Arizona’s future energy resource needs.  The ACC issued an order on April 4, 2012 approving recovery of approximately $72 million over a twelve-month period beginning March 1, 2012.  This amount does not include $10 million already being recovered in general retail base rates.

Rate Matters.  APS needs timely recovery through rates of its capital and operating expenditures to maintain its financial health.  APS’s retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC.  On June 1, 2011, APS filed a rate case with the ACC requesting, among other things, an increase in retail rates to allow APS to continue to maintain and upgrade its electric systems for enhanced reliability, approval of recovery mechanisms, including a decoupling mechanism, and approval of other programs and mechanisms aimed at energy efficiency and renewable energy.  On January 6, 2012, APS and other parties to the retail rate case entered into a Settlement Agreement detailing the terms upon which the parties have agreed to settle the rate case.  The Settlement Agreement requires the approval of the ACC.  As is the case with all such agreements, APS cannot predict whether the Settlement Agreement will be approved in the form filed or what changes may be ordered by the ACC and accepted by the parties.  The proposed Settlement Agreement demonstrates cooperation among APS, the ACC staff, the Residential Utility Consumer Office and other intervenors to the rate case, and establishes a future rate case filing plan that allows APS the opportunity to help shape Arizona’s energy future outside of continual rate cases.  See Note 3 for details regarding the current rate case, the Settlement Agreement terms and for information on APS’s FERC rates.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand-side management and renewable energy efforts and customer programs.  These mechanisms are described more fully in Note 3.

Financial Strength and Flexibility.   Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities, and may readily access these facilities ensuring adequate liquidity for each company.  In January 2012, APS issued $325 million of 4.50% unsecured senior notes that mature on April 1, 2042.  APS used the net proceeds from the sale of the notes along with other funds to pay at maturity its $375 million aggregate principal amount of 6.50% unsecured senior notes that matured on March 1, 2012.

Other Subsidiaries.  The operations of El Dorado are not expected to have any material impact on our financial results, or to require any material amounts of capital, over the next three years.  As a result of the continuing distressed conditions in the real estate markets, during 2009 our other first-tier subsidiary, SunCor, undertook a program to dispose of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to eliminate its outstanding debt.  At March 31, 2012, SunCor had total remaining assets of about $8 million, including $7 million of intercompany receivables, and no debt.  In February 2012, SunCor filed for protection under the United States Bankruptcy Code to complete an orderly liquidation of its business.  We do not expect SunCor’s bankruptcy to have a material impact on Pinnacle West’s financial position, results of operations or cash flows.

Key Financial Drivers

In addition to the continuing impact of the matters described above, many factors influence our financial results and our future financial outlook, including those listed below.  We closely monitor these factors to plan for the Company’s current needs, and to adjust our expectations, financial budgets and forecasts appropriately.

Electric Operating Revenues.  For the years 2009 through 2011, retail electric revenues comprised approximately 93% of our total electric operating revenues.  Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms.  Off-system sales of excess generation output, purchased power and natural gas are included in regulated electricity segment revenues and related fuel and purchased power because they are credited to APS’s retail customers through the PSA.  These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand and prices.

Customer and Sales Growth.  Retail customer growth in APS’s service territory for the three-month period ended March 31, 2012 was 0.8% compared with the comparable prior-year period.  For the three years 2009 through 2011, APS’s customer growth averaged 0.6% per year.  We currently expect annual customer growth to average about 1.6% for 2012 through 2014 based on our assessment of modestly improving economic conditions, both nationally and in Arizona.  Retail electricity sales in kilowatt-hours, adjusted to exclude the effects of weather variations, for the three-month period ended March 31, 2012 decreased 0.9% compared with the comparable prior-year period, reflecting the effects of our energy efficiency programs, partially offset by mildly improving economic conditions.  For the three years 2009 through 2011, APS experienced annual declines in retail electricity sales averaging 0.8%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kilowatt-hours will remain flat on average during 2012 through 2014, including the effects of APS’s energy efficiency programs, but excluding the effects of weather variations.  The failure of the Arizona economy to improve in the near future could further impact these estimates.

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

Operations and Maintenance Expenses.  Operations and maintenance expenses are impacted by growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, outages, higher-trending pension and other postretirement benefit costs, renewable energy and demand-side management related expenses (which are offset by the same amount of regulated electricity segment operating revenues) and other factors.  In the settlement agreement related to the 2008 retail rate case, APS committed to operational expense reductions from 2010 through 2014 and received approval to defer certain pension and other postretirement benefit cost increases to be incurred in 2011 and 2012, until the next general retail rate case decision becomes effective.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses are impacted by net additions to utility plant and other property (such as new generation, transmission, and distribution facilities), and changes in depreciation and amortization rates.  See “Capital Expenditures” below for information regarding the planned additions to our facilities.  As a result of the twenty-year extensions of the operating licenses for each of the Palo Verde units granted by the NRC in 2011, we decreased our pretax depreciation expense related to Palo Verde by approximately $34 million per year starting on January 1, 2012.

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 9.0% of the assessed value for 2011 and 8.0% for 2010.  We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units, transmission and distribution facilities.  (See Note 3 for property tax deferrals proposed in the 2012 Settlement Agreement.)

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, and certain non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities.

Interest Expense.  Interest expense is affected by the amount of debt outstanding and the interest rates on that debt (see Note 2).  The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, equity issuances and internally generated cash flow.  An allowance for borrowed funds used during construction offsets a portion of interest expense while capital projects are under construction.  We stop accruing AFUDC on a project when it is placed in commercial operation.

RESULTS OF OPERATIONS

Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission and distribution.

Operating Results — Three-month period ended March 31, 2012 compared with three-month period ended March 31, 2011

Our consolidated net loss attributable to common shareholders for the three months ended March 31, 2012 was $8 million, compared with a net loss of $15 million for the comparable prior-year period.  The results reflect an increase of approximately $9 million for the regulated electricity segment primarily due to decreased operations and maintenance expenses, and lower depreciation and amortization due to 20-year Palo Verde license extensions received in 2011, partially offset by lower electricity usage per customer, the effects of milder weather on usage per customer and higher property taxes due to increased property tax rates.

The following table presents net loss attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended March 31,
	2012	2011	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses (a) (b)	$404	$436	$(32)
Operations and maintenance (a) (b)	(211)	(255)	44
Depreciation and amortization	(100)	(107)	7
Taxes other than income taxes	(43)	(38)	(5)
Other income (expenses), net	(3)	—	(3)
Interest charges, net of allowances for funds used during construction	(49)	(52)	3
Income taxes (Note 6)	4	6	(2)
Less income related to noncontrolling interests (Note 7)	(8)	(5)	(3)
Regulated electricity segment net loss	(6)	(15)	9

All other	(1)	(1)	—
Loss from Continuing Operations Attributable to Common Shareholders	(7)	(16)	9

Income (Loss) from Discontinued Operations Attributable to Common Shareholders	(1)	1	(2)

Net Loss Attributable to Common Shareholders	$(8)	$(15)	$7

(a)                                  Includes effects of 2011 settlement of certain transmission right-of-way costs, which did not affect net income, but increased both electric operating revenues and operations and maintenance expenses by $28 million.  Costs related to the settlement were offset by related revenues from SCE, which leases the related transmission line from APS.

(b)                                 Operating revenues less fuel and purchased power expenses includes amounts related to demand-side management and renewable energy and similar regulatory surcharges, which were substantially offset in operations and maintenance expense.

Regulated electricity segment

This section includes a discussion of major variances in income and expense amounts for the regulated electricity segment.

Operating revenues less fuel and purchased power expenses  Regulated electricity segment operating revenues less fuel and purchased power expenses were $32 million lower for the three months ended March 31, 2012 compared with the prior-year period.  The following table describes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Settlement in 2011 of certain prior-period transmission right-of-way revenues	$(28)	$—	$(28)
Lower usage per customer	(9)	(2)	(7)
Effects of weather on usage per customer	(11)	(5)	(6)
Lower refund of PSA deferrals	7	6	1
Higher line extension revenues	4	—	4
Higher retail transmission charges	5	—	5
Miscellaneous items, net	4	5	(1)
Total	$(28)	$4	$(32)

Operations and maintenance  Operations and maintenance expenses decreased $44 million for the three months ended March 31, 2012 compared with the prior-year period primarily because of:

•                                          A decrease of $28 million for settlement in 2011 of certain transmission right-of-way costs, which was offset in operating revenues;

•                                          A decrease of $7 million in generation costs, primarily due to lower fossil-fuel power plant maintenance costs as a result of less work being completed early in the year compared to 2011;

•                                          A decrease of $4 million related to costs for demand-side management, renewable energy, and similar regulatory programs, which were largely offset in operating revenues; and

•                                          A decrease of $5 million due to other miscellaneous factors.

Depreciation and amortization  Depreciation and amortization expenses were $7 million lower for the three months ended March 31, 2012 compared with the prior-year period primarily due to the Palo Verde operating license extensions, partially offset by increased plant in service.

Taxes other than income taxes  Taxes other than income taxes increased $5 million for the three months ended March 31, 2012 compared with the prior-year period primarily because of higher property tax rates in the current period.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2012, APS’s common equity ratio, as defined, was 55%.  Its total shareholder equity was approximately $3.9 billion, and total capitalization was approximately $7.1 billion.  Under this order, APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $2.8 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs.

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

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2012 and 2011 (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31,		Net
	2012	2011	Change
Net cash flow provided by operating activities	$115	$244	$(129)
Net cash flow used for investing activities	(235)	(193)	(42)
Net cash flow provided by (used for) financing activities	107	(47)	154
Net increase (decrease) in cash and cash equivalents	$(13)	$4	$(17)

Arizona Public Service Company

	Three Months Ended March 31,		Net
	2012	2011	Change
Net cash flow provided by operating activities	$115	$255	$(140)
Net cash flow used for investing activities	(235)	(193)	(42)
Net cash flow provided by (used for) financing activities	102	(57)	159
Net increase (decrease) in cash and cash equivalents	$(18)	$5	$(23)

Operating Cash Flows

Three-month period ended March 31, 2012 compared with three-month period ended March 31, 2011.  Pinnacle West’s consolidated net cash provided by operating activities was $115 million in 2012, compared to $244 million in 2011, a decrease of $129 million in net cash provided.  The decrease is primarily due to a net $75 million change in collateral and margin posted as a result of changes in commodity prices partially offset by expiration of prior hedge contracts, and other changes in working capital.

Other.  Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension obligation.  Under ERISA, the qualified pension plan was 89% funded as of January 1, 2011 and is estimated to be 85% funded as of January 1, 2012.  The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  The required minimum contribution to our pension plan is approximately $65 million in 2012, approximately $160 million in 2013 and approximately $175 million in 2014.  The contributions to our other postretirement benefit plans for 2012, 2013 and 2014 are expected to be approximately $20 million each year.

The $69 million income tax receivable on the Condensed Consolidated Balance Sheets primarily represents the anticipated refunds related to an APS tax accounting method change approved by the IRS in the third quarter of 2009.  This amount is classified as long-term, as there remains uncertainty regarding the timing of this cash receipt.  Further clarification of the timing is expected from the IRS within the next twelve months.

Investing Cash Flows

Three-month period ended March 31, 2012 compared with three-month period ended March 31, 2011.  Pinnacle West’s consolidated net cash used for investing activities was $235 million in 2012, compared to $193 million in 2011, an increase of $42 million in net cash used.  The increase in net cash used for investing activities is primarily due to an increase of approximately $45 million in capital expenditures.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures

(dollars in millions)

	Estimated for the Year Ended December 31,
	2012	2013	2014
APS
Generation:
Nuclear Fuel	$75	$80	$85
Renewables	199	176	193
Environmental	19	74	133
Four Corners Units 4 and 5	294	—	—
Other Generation	135	158	182
Distribution	243	268	267
Transmission	120	184	229
Other (a)	37	43	52
Total APS	$1,122	$983	$1,141

(a)                                  Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  Included under Renewables is the AZ Sun Program, which reflects capital funding from the 2012 RES implementation plan which was approved by the ACC on December 14, 2011.  For purposes of this table, we have assumed the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shutdown of Units 1-3, as discussed in the “Overview” section above.  As a result, we included the $294 million purchase price under Generation and have not included environmental expenditures for Units 1-3.  We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require modification to our environmental expenditures.

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2012 compared with three-month period ended March 31, 2011.  Pinnacle West’s consolidated net cash provided by financing activities was $107 million in 2012, compared to $47 million of net cash used in 2011, an increase of $154 million in net cash provided.  The increase in net cash provided by financing activities is primarily due to $217 million of short-term debt borrowings at APS in 2012, a portion of which was used to repay $56 million of long-term debt repayments, net of issuances of long-term debt (see below).

Significant Financing Activities.  On April 18, 2012, the Pinnacle West Board of Directors declared a quarterly dividend of $0.525 per share of common stock, payable on June 1, 2012, to shareholders of record on May 1, 2012.

On January 13, 2012, APS issued $325 million of 4.50% unsecured senior notes that mature on April 1, 2042.  The net proceeds from the sale were used along with other funds to repay at maturity APS’s $375 million aggregate principal amount of 6.50% senior notes on March 1, 2012.

On May 1, 2012, APS purchased all $32 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series B, due 2029.  We expect to remarket these bonds within the next twelve months.  These bonds are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

At March 31, 2012, Pinnacle West’s $200 million credit facility, which matures in November 2016, was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders. At March 31, 2012, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

At March 31, 2012, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in February 2015, and a $500 million facility that matures in November 2016.   APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2012, APS had commercial paper borrowings of $217 million, and no borrowings or letters of credit outstanding under either of these credit facilities.

See “Financial Assurances” in Note 10 for a discussion of APS’s outstanding letters of credit.

Other Financing Matters.  See Note 3 for information regarding the PSA approved by the ACC.

See Note 3 for information regarding the settlement related to the 2008 retail rate case, which includes ACC authorization and requirements of equity infusions into APS of at least $700 million by December 31, 2014 ($253 million of which was infused into APS from proceeds of a Pinnacle West equity issuance in 2010).

See Note 8 for information related to the change in our margin accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At March 31, 2012, the ratio was approximately 49% for Pinnacle West and 47% for APS. Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt. See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of April 27, 2012 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient liquidity to cover a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	Baa3	BBB	BBB-
Commercial paper	P-3	A-2	F3
Outlook	Stable	Positive	Stable

APS
Senior unsecured	Baa2	BBB	BBB
Secured lease obligation bonds	Baa2	BBB	BBB
Corporate credit rating	Baa2	BBB	BBB-
Commercial paper	P-2	A-2	F3
Outlook	Stable	Positive	Stable

Off-Balance Sheet Arrangements

See Note 7 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Financial Assurances

See “Financial Assurances” in Note 10 for a discussion of APS’s outstanding letters of credit.  Pinnacle West has also issued parental guarantees and surety bonds for APS which were not material at March 31, 2012.

Contractual Obligations

As of March 31, 2012, certain contractual obligations have increased approximately $0.3 billion from December 31, 2011 as discussed in the 2011 Form 10-K.  The updated contractual obligations are as follows (dollars in billions):

Year	2012	2013-2014	2015-2016	Thereafter	Total
Fuel and purchased power commitments	$0.4	$1.0	$1.0	$6.8	$9.2
Renewable energy credits	0.1	—	0.1	0.5	0.7

See Note 2 for a discussion of long-term debt and liquidity matters.

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  There have been no changes to our critical accounting policies since our 2011 Form 10-K.  See

“Critical Accounting Policies” in Item 7 of the 2011 Form 10-K for further details about our critical accounting policies.

OTHER ACCOUNTING MATTERS

See Note 16 for adoption of amended accounting guidance relating to fair value measurements and disclosures and the presentation of comprehensive income.

MARKET AND CREDIT RISKS

Market Risks

Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by our nuclear decommissioning trust fund and benefit plan assets.

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust fund (see Notes 14 and 15) and benefit plan assets.  The nuclear decommissioning trust fund and benefit plan assets also have risks associated with the changing value of their investments.  Nuclear decommissioning costs are recovered in regulated electricity prices.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Mark-to-market of net positions at beginning of period	$(222)	$(239)
Recognized in earnings (a):
Change in mark-to-market losses for future period deliveries	(2)	—
Decrease (increase) in regulatory asset	(14)	—
Recognized in OCI:
Change in mark-to-market gains (losses) for future period deliveries (b)	(42)	1
Mark-to-market losses realized during the period	15	15
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(265)	$(223)

(a)          Represents the amounts reflected in income after the effect of PSA deferrals.

(b)         The changes in mark-to-market recorded in OCI are due primarily to changes in forward natural gas prices.

The table below shows the fair value of maturities of our derivative contracts (dollars in millions and excluding margin and collateral) at March 31, 2012 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” in Item 8 of our 2011 Form 10-K and Note 14 for more discussion of our valuation methods.

Source of Fair Value	2012	2013	2014	2015	2016	Years thereafter	Total fair value
Prices provided by other external sources	$(128)	$(56)	$(21)	$(2)	$—	$—	$(207)
Prices based on models and other valuation methods	(10)	(10)	(10)	(11)	(7)	(10)	(58)
Total by maturity	$(138)	$(66)	$(31)	$(13)	$(7)	$(10)	$(265)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 (dollars in millions):

Mark-to-market changes	March 31, 2012 Gain (Loss)		December 31, 2011 Gain (Loss)
reported in:	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Earnings (a)
Electricity	$1	$(1)	$1	$(1)
Natural gas	1	(1)	—	—
Regulatory asset (liability) or OCI (b)
Electricity	7	(7)	5	(5)
Natural gas	24	(24)	27	(27)
Total	$33	$(33)	$33	$(33)

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

Item 4.                    CONTROLS AND PROCEDURES

(a)            Disclosure Controls and Procedures

The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (15 U.S.C. 78a et seq.), is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission’s (“SEC’s”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

(b)           Changes in Internal Control Over Financial Reporting

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.                    LEGAL PROCEEDINGS

See “Environmental Matters” in Item 5 below and “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2011 Form 10-K in regard to pending or threatened litigation or other disputes.

See Note 3 for ACC and FERC-related matters.

See Note 10 for information regarding FERC proceedings on Pacific Northwest energy market issues and matters related to a September 2011 power outage.

Item 1A.                 RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2011 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2011 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our common stock during the first quarter of 2012.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2012	—	—	—	—
February 1 — February 29, 2012	36,648	$47.86	—	—
March 1 — March 31, 2012	—	—	—	—

Total	36,648	$47.86	—	—

(a)  Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of restricted stock.

Item 5.                    OTHER INFORMATION

Environmental Matters

Climate Change

Regulatory Initiatives.  Pursuant to its authority under the Clean Air Act, on March 27, 2012, the EPA proposed NSPS for greenhouse gas emissions (“GHG”) from new electric generating units.  The EPA will accept comments on the proposed rule until June 12, 2012, after which time it is expected to finalize the rule.  APS does not expect the GHG NSPS for new units to have an impact on its current operations.  The EPA has indicated that this proposed rule will not apply to modified, reconstructed, or existing electric generating units.  It is unclear when, or if, the EPA will propose such standards, which could affect Four Corners, the Cholla Power Plant, and the Navajo Generating Station once promulgated.

EPA Environmental Regulation

Clean Air Act Lawsuit.  See “Clean Air Act Lawsuit” in Note 10 for a discussion of the Earthjustice lawsuit.

Endangered Species Act.  On January 30, 2011, the Center for Biological Diversity, Diné Citizens Against Ruining Our Environment, and San Juan Citizens Alliance filed a lawsuit against the Office of Surface Mining Reclamation and Enforcement (“OSM”) and the DOI, alleging that OSM failed to engage in mandatory Endangered Species Act (“ESA”) consultation with the Fish and Wildlife Service prior to authorizing the renewal of an operating permit for the mine that serves Four Corners.  The lawsuit alleged that activities at the mine, including mining and the disposal of coal combustion residue, would adversely affect several endangered species and their critical habitats.  APS was not a party to the lawsuit but monitored it to determine its potential impact on APS’s operations.  On March 14, 2012, the court entered an order dismissing the plaintiffs’ lawsuit.

Impact of Earthquake and Tsunami in Japan on Nuclear Energy Industry

On March 11, 2011, an earthquake measuring 9.0 on the Richter Scale occurred off the coast of Japan.  After the earthquake, the first of a series of seven tsunamis arrived at the Fukushima Daiichi Nuclear Power Station.  As a result, the Fukushima Daiichi station experienced considerable damage.

Following the earthquake and tsunamis, the NRC established a task force (the “Near-Term Task Force”) to conduct a systematic and methodical review of NRC processes and regulations to determine whether the agency should make additional improvements to its regulatory system.  On March 12, 2012, the NRC issued the first regulatory requirements based on the recommendations of the Near Term Task Force.  With respect to Palo Verde, the NRC issued two orders requiring safety enhancements regarding: (1) mitigation strategies to respond to extreme natural events resulting in the loss of power at plants; and (2) enhancement of spent fuel pool instrumentation.

The NRC will be issuing interim staff guidance regarding implementation of these requirements on each of August 31, 2012 and November 30, 2012.  Due to the emerging nature of these requirements, we cannot predict the financial or operational impacts on Palo Verde or APS.

Item 6.                    EXHIBITS

(a)           Exhibits

Exhibit No.	Registrant(s)	Description

10.1	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan

10.2	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan

10.3	Pinnacle West	Master Amendment to Performance Share Agreements

10.4	Pinnacle West	Master Amendment to Restricted Stock Unit Agreements

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Registrant(s)	Description
32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Pinnacle West APS	XBRL Instance Document

101.SCH*	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL*	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

*Furnished herewith as an Exhibit.

In addition, Pinnacle West and APS hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	May 3, 2012	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	May 3, 2012	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Officer Duly Authorized to sign this Report)