Form 10-Q
period 2012-06-30
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2012-08-02
CIK 7286, 764622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of July 27, 2012: 109,543,792
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of July 27, 2012: 71,264,947

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”), Part II, Item 1A of this report and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:

•          our ability to manage capital expenditures and operation and maintenance costs while maintaining reliability and customer service levels;

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

These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2011 Form 10-K and in Part II, Item 1A of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,
	2012	2011

OPERATING REVENUES	$878,576	$799,799

OPERATING EXPENSES
Fuel and purchased power	264,723	244,049
Operations and maintenance	216,236	210,590
Depreciation and amortization	100,606	106,617
Taxes other than income taxes	41,289	40,155
Other expenses	1,233	1,396
Total	624,087	602,807
OPERATING INCOME	254,489	196,992
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	5,175	5,924
Other income (Note 11)	177	557
Other expense (Note 11)	(2,669)	(3,186)
Total	2,683	3,295
INTEREST EXPENSE
Interest charges	53,000	60,140
Allowance for borrowed funds used during construction	(3,447)	(3,856)
Total	49,553	56,284
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	207,619	144,003
INCOME TAXES	76,689	50,818
INCOME FROM CONTINUING OPERATIONS	130,930	93,185
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $(535) and $773 (Note 13)	(819)	654
NET INCOME	130,111	93,839
Less: Net income attributable to noncontrolling interests (Note 7)	7,766	7,154
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$122,345	$86,685

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	109,491	109,044
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	110,359	109,718

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$1.12	$0.79
Net income attributable to common shareholders — basic	1.12	0.80
Income from continuing operations attributable to common shareholders — diluted	1.12	0.78
Net income attributable to common shareholders — diluted	1.11	0.79

DIVIDENDS DECLARED PER SHARE	$1.05	$1.05

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$123,164	$86,001
Discontinued operations, net of tax	(819)	684
Net income attributable to common shareholders	$122,345	$86,685

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended June 30,
	2012	2011

NET INCOME	$130,111	$93,839

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax benefit (expense) of $(1,781) and $6,448	2,728	(9,875)
Reclassification of net realized loss, net of tax benefit of $9,090 and $9,988	13,925	15,299
Pension and other postretirement benefits activity, net of tax expense of $526 and $797	806	1,222
Total other comprehensive income	17,459	6,646

COMPREHENSIVE INCOME	147,570	100,485
Less: Comprehensive income attributable to noncontrolling interests	7,766	7,154

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$139,804	$93,331

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Six Months Ended June 30,
	2012	2011

OPERATING REVENUES	$1,499,207	$1,448,646

OPERATING EXPENSES
Fuel and purchased power	481,032	456,056
Operations and maintenance	426,899	465,619
Depreciation and amortization	200,715	213,200
Taxes other than income taxes	83,764	77,779
Other expenses	4,301	3,216
Total	1,196,711	1,215,870
OPERATING INCOME	302,496	232,776
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	9,931	11,319
Other income (Note 11)	937	2,247
Other expense (Note 11)	(6,737)	(4,927)
Total	4,131	8,639
INTEREST EXPENSE
Interest charges	109,967	121,217
Allowance for borrowed funds used during construction	(6,598)	(7,432)
Total	103,369	113,785
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	203,258	127,630
INCOME TAXES	72,044	44,813
INCOME FROM CONTINUING OPERATIONS	131,214	82,817
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $(1,040) and $906 (Note 13)	(1,584)	1,348
NET INCOME	129,630	84,165
Less: Net income attributable to noncontrolling interests (Note 7)	15,542	12,615
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$114,088	$71,550

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	109,395	108,939
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	110,183	109,540

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$1.06	$0.64
Net income attributable to common shareholders — basic	1.04	0.66
Income from continuing operations attributable to common shareholders — diluted	1.05	0.64
Net income attributable to common shareholders — diluted	1.04	0.65

DIVIDENDS DECLARED PER SHARE	$1.575	$1.575

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$115,681	$70,163
Discontinued operations, net of tax	(1,593)	1,387
Net income attributable to common shareholders	$114,088	$71,550

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011

NET INCOME	$129,630	$84,165

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $14,770 and $6,058	(22,624)	(9,277)
Reclassification of net realized loss, net of tax benefit of $14,818 and $15,852	22,697	24,281
Pension and other postretirement benefits activity, net of tax expense of $1,157 and $1,363	1,772	2,088
Total other comprehensive income	1,845	17,092

COMPREHENSIVE INCOME	131,475	101,257
Less: Comprehensive income attributable to noncontrolling interests	15,542	12,615

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$115,933	$88,642

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	June 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,228	$33,583
Customer and other receivables	316,722	284,183
Accrued unbilled revenues	168,450	125,239
Allowance for doubtful accounts	(3,302)	(3,748)
Materials and supplies (at average cost)	217,222	204,387
Fossil fuel (at average cost)	30,177	22,000
Deferred income taxes	87,690	130,571
Income tax receivable (Note 6)	885	6,466
Assets from risk management activities (Note 8)	29,991	30,264
Deferred fuel and purchased power regulatory asset (Note 3)	—	27,549
Other regulatory assets (Note 3)	54,857	69,072
Other current assets	33,496	26,904
Total current assets	947,416	956,470

INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 8)	43,526	49,322
Nuclear decommissioning trust (Note 15)	544,933	513,733
Other assets	64,800	64,588
Total investments and other assets	653,259	627,643

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	14,048,957	13,753,971
Accumulated depreciation and amortization	(4,843,868)	(4,709,991)
Net	9,205,089	9,043,980
Construction work in progress	458,441	496,745
Palo Verde sale leaseback, net of accumulated depreciation (Note 7)	130,929	132,864
Intangible assets, net of accumulated amortization	163,727	170,571
Nuclear fuel, net of accumulated amortization	159,493	118,098
Total property, plant and equipment	10,117,679	9,962,258

DEFERRED DEBITS
Regulatory assets (Note 3)	1,283,322	1,352,079
Income tax receivable (Note 6)	69,508	68,633
Other	143,223	143,935
Total deferred debits	1,496,053	1,564,647

TOTAL ASSETS	$13,214,407	$13,111,018

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	June 30, 2012	December 31, 2011
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$316,329	$326,987
Accrued taxes (Note 6)	133,766	120,289
Accrued interest	61,451	54,872
Common dividends payable	57,479	—
Short-term borrowings	109,000	—
Current maturities of long-term debt	57,962	477,435
Customer deposits	74,575	72,176
Liabilities from risk management activities (Note 8)	64,442	53,968
Deferred fuel and purchased power regulatory liability (Note 3)	325	—
Other regulatory liabilities (Note 3)	89,433	88,362
Other current liabilities	139,561	148,616
Total current liabilities	1,104,323	1,342,705

LONG-TERM DEBT LESS CURRENT MATURITIES
Long-term debt less current maturities	3,313,992	2,953,507
Palo Verde sale leaseback lessor notes less current maturities (Note 7)	57,420	65,547
Total long-term debt less current maturities	3,371,412	3,019,054

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,946,540	1,925,388
Regulatory liabilities (Note 3)	738,693	737,332
Liability for asset retirements	289,641	279,643
Liabilities for pension and other postretirement benefits (Note 4)	1,243,256	1,268,910
Liabilities from risk management activities (Note 8)	108,554	82,495
Customer advances	111,655	116,805
Coal mine reclamation	118,374	117,896
Unrecognized tax benefits (Note 6)	72,977	72,270
Other	209,645	217,934
Total deferred credits and other	4,839,335	4,818,673

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 9)
Common stock, no par value	2,453,453	2,444,247
Treasury stock	(1,359)	(4,717)
Total common stock	2,452,094	2,439,530
Retained earnings	1,476,259	1,534,483
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(63,675)	(65,447)
Derivative instruments	(86,643)	(86,716)
Total accumulated other comprehensive loss	(150,318)	(152,163)
Total shareholders’ equity	3,778,035	3,821,850
Noncontrolling interests (Note 7)	121,302	108,736
Total equity	3,899,337	3,930,586

TOTAL LIABILITIES AND EQUITY	$13,214,407	$13,111,018

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$129,630	$84,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	239,743	245,700
Deferred fuel and purchased power	82,261	64,679
Deferred fuel and purchased power amortization	(54,388)	(68,762)
Allowance for equity funds used during construction	(9,931)	(11,319)
Deferred income taxes	66,142	11,945
Change in derivative instruments fair value	(2,618)	(279)
Changes in current assets and liabilities:
Customer and other receivables	(21,424)	43,271
Accrued unbilled revenues	(43,211)	(60,390)
Materials, supplies and fossil fuel	(21,012)	(18,226)
Other current assets	(9,407)	(37,053)
Accounts payable	9,199	37,817
Accrued taxes and income tax receivable — net	19,775	29,530
Other current liabilities	807	3,967
Change in margin and collateral accounts — assets	124	21,185
Change in margin and collateral accounts — liabilities	69,602	39,567
Change in unrecognized tax benefits	—	18,959
Change in other long-term assets	(1,692)	(26,225)
Change in other long-term liabilities	5,035	57,748
Net cash flow provided by operating activities	458,635	436,279

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(424,775)	(387,272)
Contributions in aid of construction	25,800	21,905
Allowance for borrowed funds used during construction	(6,598)	(7,432)
Proceeds from nuclear decommissioning trust sales	211,138	299,600
Investment in nuclear decommissioning trust	(219,762)	(308,222)
Proceeds from sale of life insurance policies	—	55,444
Other	(525)	(2,352)
Net cash flow used for investing activities	(414,722)	(328,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	351,081	175,000
Repayment of long-term debt	(421,451)	(187,962)
Short-term borrowings and payments — net	109,000	(9,300)
Dividends paid on common stock	(111,297)	(112,537)
Common stock equity issuance	8,869	14,520
Distributions to noncontrolling interests	(2,630)	(2,610)
Other	160	(2,975)
Net cash flow used for financing activities	(66,268)	(125,864)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,355)	(17,914)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,583	110,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,228	$92,274
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of (refunds)	$(649)	$—
Interest, net of amounts capitalized	$94,680	$110,659

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS and El Dorado Investment Company (“El Dorado”) and formerly SunCor Development Company (“SunCor”) and APS Energy Services Company, Inc. (“APSES”).  See Note 13 for discussion of the bankruptcy filing of SunCor and the sale of APSES.  Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Nuclear Generating Station (“Palo Verde”) sale leaseback variable interest entities (“VIEs”) (see Note 7 for further discussion).  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Weather conditions cause significant seasonal fluctuations in our revenues; therefore, results for interim periods do not necessarily represent results expected for the year.

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements and notes have been prepared consistently with the 2011 Form 10-K with the exception of the reclassification of certain prior year amounts on our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows to conform to the current year presentation.

See Note 16 for discussion of amended guidance on the presentation of comprehensive income.

The following tables show the impact of the reclassifications to prior year (previously reported) amounts (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income for the Three Months Ended June 30, 2011	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassification to conform to current year presentation
Operating Revenues
Regulated electricity segment	$798,669	$(798,669)	$—
Other revenues	1,130	(1,130)	—
Operating revenues	—	799,799	799,799

Statement of Income for the Six Months Ended June 30, 2011	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassification to conform to current year presentation
Operating Revenues
Regulated electricity segment	$1,446,643	$(1,446,643)	$—
Other revenues	2,003	(2,003)	—
Operating revenues	—	1,448,646	1,448,646

Statement of Cash Flows for the Six Months Ended June 30, 2011	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassification to conform to current year presentation
Cash Flows from Operating Activities
Expenditures for real estate investments	$(40)	$40	$—
Change in other long-term assets	(26,185)	(40)	(26,225)

2.             Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West

At June 30, 2012, Pinnacle West’s $200 million credit facility, which matures in November 2016, was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At June 30, 2012, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS

On January 13, 2012, APS issued $325 million of 4.50% unsecured senior notes that mature on April 1, 2042.  The net proceeds from the sale were used along with other funds to repay at maturity APS’s $375 million aggregate principal amount of 6.50% senior notes on March 1, 2012.

On May 1, 2012, pursuant to the mandatory tender provision, APS purchased all $32 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project), 2009 Series B, due 2029.  On June 1, 2012 we remarketed these bonds.  Currently, the interest rate on these bonds is reset daily by a remarketing agent.  The daily rate at June 30, 2012 was 0.17%.  Additionally, the bonds are supported by a letter of credit.  These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets at June 30, 2012 and were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2011.

On June 1, 2012, pursuant to the mandatory tender provision, APS changed the interest rate mode for the approximately $38 million of Navajo County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series A.  The new term rate period for these bonds commenced on June 1, 2012, and ends, subject to a mandatory tender, on May 29, 2014.  During this time, the bonds will bear interest at a rate of 1.25% per annum.  These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets at June 30, 2012 and were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2011.

At June 30, 2012, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in February 2015, and a $500 million facility that matures in November 2016.  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2012, APS had commercial paper borrowings of $109 million, and no outstanding borrowings or letters of credit under these facilities.

See “Financial Assurances” in Note 10 for discussion of APS’s separate outstanding letters of credit.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Fair Value

Our long-term debt fair value estimates are based on quoted market prices for the same or similar issues, and are classified within Level 2 of the fair value hierarchy.  See Note 14 for discussion of the fair value hierarchy.  The following table represents the estimated fair value of our long-term debt, including current maturities (dollars in millions):

	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Pinnacle West	$125	$123	$125	$123
APS	3,304	3,794	3,371	3,803
Total	$3,429	$3,917	$3,496	$3,926

Debt Provisions

An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2012, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $3.9 billion, and total capitalization was approximately $7.1 billion.  APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $2.8 billion, assuming APS’s total capitalization remains the same.  Since APS was in compliance with this common equity ratio requirement, this restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

3.             Regulatory Matters

Retail Rate Case Filing with the Arizona Corporation Commission

On June 1, 2011, APS filed an application with the ACC for a net retail base rate increase of $95.5 million.  APS requested that the increase become effective July 1, 2012.  The request would have increased the average retail customer bill approximately 6.6%.  On January 6, 2012, APS and other parties to APS’s pending general retail rate case entered into an agreement (the “Settlement Agreement”) detailing the terms upon which the parties have agreed to settle the rate case.  On May 15, 2012, the ACC approved the Settlement Agreement without material modifications.

Settlement Agreement

The Settlement Agreement provides for a zero net change in base rates, consisting of:  (1) a non-fuel base rate increase of $116.3 million; (2) a fuel-related base rate decrease of $153.1 million (to be implemented by a change in the base fuel rate for purchased power costs (“Base Fuel Rate”)) from $0.03757 to $0.03207 per kilowatt-hour (“kWh”); and (3) the transfer of cost recovery for certain renewable energy projects from the Arizona Renewable Energy Standard and Tariff (“RES”) surcharge to base rates in an estimated amount of $36.8 million.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•              Modifications to the Environmental Improvement Surcharge (“EIS”) to allow for the recovery of carrying costs for capital expenditures associated with government-mandated environmental controls, subject to an existing cents per kWh cap on cost recovery that could produce up to approximately $5 million in revenues annually;

•              Modifications to the Power Supply Adjustor (“PSA”), including the elimination of the current 90/10 sharing provision;

•              A limitation on the use of the RES surcharge and the Demand Side Management Adjustor Charge (“DSMAC”) to recoup capital expenditures not required under the terms of the 2008 rate case settlement agreement discussed below.

•              Allowing a negative credit that currently exists in the PSA to continue until February 2013, rather than being reset on the anticipated July 1, 2012 rate effective date;

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Settlement Agreement was approved by the ACC on May 15, 2012, with new rates effective on July 1, 2012.  This accomplished a goal set by the parties to the 2008 rate case settlement to process subsequent rate cases within twelve months of sufficiency findings from the ACC staff, which generally occur within 30 days after the filing of a rate case.

2008 General Retail Rate Case On-Going Impacts

On December 30, 2009, the ACC issued an order approving a settlement agreement entered into by APS and twenty-one other parties in APS’s prior general retail rate case, which was originally filed in March 2008.  The settlement agreement contains certain on-going requirements, commitments and authorizations that will survive the 2012 Settlement Agreement, including the following:

•              A commitment from APS to reduce average annual operational expenses by at least $30 million from 2010 through 2014;

•              Authorization and requirements of equity infusions into APS of at least $700 million during the period beginning June 1, 2009 through December 31, 2014 ($253 million of which was infused into APS from proceeds of a Pinnacle West equity issuance in the second quarter of 2010); and

•              Various modifications to the existing energy efficiency, demand side management and renewable energy programs that require APS to, among other things, expand its conservation and demand side management programs through 2012 and its use of renewable energy through 2015, as well as allow for concurrent recovery of renewable energy expenses and provide for more concurrent recovery of demand side management costs and incentives.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 29, 2012, APS filed its annual RES implementation plan, covering the 2013-2017 timeframe and requesting 2013 RES funding of $92.8 million to $102.4 million.  The budget range stems from options related to distributed energy; if the ACC decides to promote more distributed energy by selecting the higher budget, APS requested that the 2013 incentives for photovoltaic distributed energy begin at $0.20 and step down gradually based upon market participation.  APS’s filing also proposed a system of establishing compliance with distributed energy requirements that depends upon tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  Further, APS described its Community Solar program, a utility-owned 25 MW program that will be split into 3 to 7 separate projects throughout communities in APS’s service territory (this is the 25 MW program described in clause (iv) of the preceding paragraph).  APS expects a decision from the ACC around year end.

Demand Side Management Adjustor Charge.  The ACC Electric Energy Efficiency Standards require APS to submit a Demand Side Management Implementation Plan for review by and approval of the ACC.  In 2010, the DSMAC was modified to recover estimated amounts for use on certain demand side management programs over the current year.  Previously, the DSMAC allowed for such recovery only on a historical or after-the-fact basis.  The surcharge allows for the recovery of energy efficiency program expenses and any earned incentives.

The ACC previously approved recovery of all 2009 program costs plus incentives.  The change from program cost recovery on a historical basis to recovery on a concurrent basis, as authorized in the 2008 retail rate case settlement agreement, resulted in this one-time need to address two years (2009 and 2010) of cost recovery.  As requested by APS, 2009 program cost recovery is to be amortized over a three-year period, which ends in 2012.

On June 1, 2011, APS filed its 2012 Demand Side Management Implementation Plan consistent with the ACC’s Electric Energy Efficiency Standards, which became effective January 1, 2011.  The 2012 requirement under such standards is for cumulative energy efficiency savings of 3% of APS retail sales for the prior year.  This energy savings requirement is slightly higher than the goal established by the 2008 retail rate case settlement agreement (2.75% of total energy resources for the same two-year period).  The ACC issued an order on April 4, 2012 approving recovery of approximately $72 million over a twelve-month period beginning March 1, 2012.  This amount does not include $10 million already being recovered in general retail base rates.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2012, APS filed its 2013 Demand Side Management Implementation Plan.  In 2013, the standards will require APS to achieve cumulative energy savings equal to 5% of its 2012 retail energy sales.  Later this year, APS intends to file a supplement to its plan that will include a proposed budget for 2013.

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.

The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2012 and 2011 (dollars in millions):

	Six Months Ended June 30,
	2012	2011
Beginning balance	$28	$(58)
Deferred fuel and purchased power costs — current period	(82)	(65)
Amounts refunded through revenues	54	69
Ending balance	$—	$(54)

The PSA rate for the PSA year beginning February 1, 2012 is negative $0.0042 per kWh as compared to negative $0.0057 per kWh for the prior year.  Any uncollected (overcollected) deferrals during the 2012 PSA year will be included in the calculation of the PSA rate for the PSA year beginning February 1, 2013.

Transmission Rates and Transmission Cost Adjustor.  In July 2008, the United States Federal Energy Regulatory Commission (“FERC”) approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services.  A large portion of the rate represents charges for transmission services to serve APS’s retail customers (“Retail Transmission Charges”).  In order to recover the Retail Transmission Charges, APS was previously required to file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.  Under the terms of the Settlement Agreement (discussed above), however, an adjustment to rates to recover the Retail Transmission Charges will be made annually each June 1 beginning in 2013 and will go into effect automatically unless suspended by the ACC.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 1, 2011 in accordance with the FERC-approved formula as a result of higher costs and lower revenues reflected in the formula.  Approximately $38 million of this revenue increase relates to Retail Transmission Charges.  The ACC approved the related increase of APS’s TCA rate on June 21, 2011 and it became effective on July 1, 2011.

Effective June 1, 2012, APS’s annual wholesale transmission rates for all users of its transmission system increased by approximately $16 million for the twelve-month period beginning June 1, 2012 in accordance with the FERC-approved formula.  Because of higher relative system demand by APS’s retail customers, the approximately $16 million increase roughly reflects a $2 million decrease for wholesale customers and an $18 million increase for APS retail customers.

On May 14, 2012, APS filed an application with the ACC to implement the FERC-approved transmission rates for retail customers.  On July 18, 2012, the ACC approved the application authorizing the implementation of the FERC-approved transmission rates for retail customers to be effective beginning in August 2012.

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in millions):

	June 30, 2012		December 31, 2011
	Current	Non-Current	Current	Non-Current
Pension and other postretirement benefits	$—	$954	$—	$1,023
Income taxes — allowance for funds used during construction (“AFUDC”) equity	3	85	3	81
Deferred fuel and purchased power — mark-to-market (Note 8)	18	35	43	34
Transmission vegetation management	9	27	9	32
Coal reclamation	8	28	2	35
Palo Verde VIEs (Note 7)	—	37	—	35
Deferred compensation	—	34	—	33
Deferred fuel and purchased power (a)	—	—	28	—
Tax expense of Medicare subsidy	2	18	2	18
Loss on reacquired debt	1	19	1	19
Income taxes — investment tax credit basis adjustment	1	16	—	15
Pension and other postretirement benefits deferral	8	17	—	12
Demand side management (a)	4	—	7	1
Other	1	13	2	14
Total regulatory assets (b)	$55	$1,283	$97	$1,352

(a)           See “Cost Recovery Mechanisms” discussion above.

(b)           There are no regulatory assets for which the ACC has allowed recovery of costs but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in “Transmission Rates and Transmission Cost Adjustor.”

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in millions):

	June 30, 2012		December 31, 2011
	Current	Non-Current	Current	Non-Current
Removal costs (a)	$25	$340	$22	$349
Asset retirement obligations	—	240	—	225
Renewable energy standard (b)	46	—	54	—
Income taxes — change in rates	—	60	—	59
Spent nuclear fuel	9	38	5	44
Deferred gains on utility property	3	13	2	14
Income taxes- deferred investment tax credit	1	33	1	30
Other	6	15	4	16
Total regulatory liabilities	$90	$739	$88	$737

(a)           In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)           See “Cost Recovery Mechanisms” discussion above.

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

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates are deferred as a regulatory asset for future recovery, pursuant to an ACC regulatory order.  We deferred pension and other postretirement benefit costs of approximately $5 million and $3 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $14 million and $6 million for the six months ended June 30, 2012 and 2011, respectively.  The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged to the regulatory asset) (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost - benefits earned during the period	$15	$13	$32	$29	$6	$5	$14	$11
Interest cost on benefit obligation	30	31	60	62	11	12	23	23
Expected return on plan assets	(35)	(33)	(71)	(67)	(11)	(11)	(23)	(21)
Amortization of:
Prior service cost	—	—	1	1	—	—	—	—
Net actuarial loss	12	7	22	13	4	4	10	8
Net periodic benefit cost	$22	$18	$44	$38	$10	$10	$24	$21
Portion of cost charged to expense	$8	$7	$13	$15	$3	$4	$6	$8

Contributions

We expect to contribute to our pension plan approximately $65 million in 2012 (of which $15 million was contributed in July 2012), approximately $150 million in 2013 and approximately $160 million in 2014.  The contributions to our other postretirement benefit plans for 2012, 2013 and 2014 are expected to be approximately $20 million each year.

5.                                      Business Segments

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily retail and wholesale sales supplied to traditional cost-based rate regulation (“Native Load”) customers) and related activities and includes electricity generation, transmission and distribution.

Financial data for the three and six months ended June 30, 2012 and 2011 and at June 30, 2012 and December 31, 2011 is provided as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues:
Regulated electricity segment	$878	$799	$1,498	$1,447
All other	1	1	1	2
Total	$879	$800	$1,499	$1,449

Net income attributable to common shareholders:
Regulated electricity segment	$123	$86	$117	$71
All other (a)	(1)	1	(3)	1
Total	$122	$87	$114	$72

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2012	As of December 31, 2011
Assets:
Regulated electricity segment	$13,178	$13,068
All other (a)	36	43
Total	$13,214	$13,111

(a)                                  All other activities relate to APSES, SunCor, Pinnacle West and El Dorado.  See Note 13 for discussion of discontinued operations.

6.                                      Income Taxes

The $70 million long-term income tax receivable on the Condensed Consolidated Balance Sheets represents the anticipated refunds related to an APS tax accounting method change approved by the Internal Revenue Service (“IRS”) in the third quarter of 2009.  This amount is classified as long-term, as there remains uncertainty regarding the timing of this cash receipt.  Further clarification of the timing is expected from the IRS within the next twelve months.

Net Income associated with the Palo Verde sale leaseback variable interest entities is not subject to tax (see Note 7).  As a result, there is no income tax expense associated with the VIEs recorded on the Condensed Consolidated Statements of Income.

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

As of June 30, 2012, the tax year ended December 31, 2008 and all subsequent tax years remain subject to examination by the IRS.  With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2007.

7.                                      Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trusts in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities.  APS will pay approximately $49 million per year for the years 2012 to 2015 related to these leases.  The lease agreements include fixed rate renewal periods, which gives APS the ability to utilize the asset for a significant portion of the asset’s economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance.  Predominately due to the fixed rate renewal periods, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of consolidation we eliminate rent expense and recognize depreciation and interest expense, resulting in an increase in net income for the three and six months ended June 30, 2012 of $8 million and $16 million, respectively, entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders remains the same.  Consolidation of these VIEs also results in changes to our Condensed Consolidated Statements of Cash Flows, but does not impact net cash flows.

Our Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 include the following amounts relating to the VIEs (in millions):

	June 30, 2012	December 31, 2011
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$131	$133
Current maturities of long-term debt	26	31
Palo Verde sale leaseback lessor notes long-term debt excluding current maturities	57	66
Equity — Noncontrolling interests	121	108

Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders.  Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the lease.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the United States Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event had occurred as of June 30, 2012, APS would have been required to pay the noncontrolling equity participants approximately $142 million and assume $83 million of debt.  Since APS consolidates these VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets.

For regulatory ratemaking purposes the leases continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

8.                                      Derivative Accounting

We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal, emissions allowances and in interest rates.  We manage risks associated with market volatility by utilizing various physical and financial derivative instruments, including futures, forwards, options and swaps.  As part of our overall risk management program, we may use derivative instruments to hedge purchases and sales of electricity and fuels.  Derivative instruments that meet certain hedge accounting criteria may be designated as cash flow hedges and are used to limit our exposure to cash flow variability on forecasted transactions.  The changes in market value of such instruments have a high correlation to price changes in the hedged transactions.  We also

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

enter into derivative instruments for economic hedging purposes.  While we believe the economic hedges mitigate exposure to fluctuations in commodity prices, these instruments have not been designated as accounting hedges.  Contracts that have the same terms (quantities, delivery points and delivery periods) and for which power does not flow are netted, which reduces both revenues and fuel and purchased power costs in our Condensed Consolidated Statements of Income, but does not impact our financial condition, net income or cash flows.

On June 1, 2012, we elected to discontinue cash flow hedge accounting treatment for the significant majority of our contracts that had previously been designated as accounting hedges.  This discontinuation is due to changes in PSA recovery (see Note 3), which now allows for 100% deferral of the unrealized gains and losses relating to these contracts.  For those contracts that were de-designated, all changes in fair value after May 31, 2012 are no longer recorded through other comprehensive income (“OCI”), but are deferred through the PSA.  The amounts previously recorded in accumulated OCI relating to these instruments will remain in accumulated OCI, and will transfer to earnings in the same period or periods during which the hedged transaction affects earnings or sooner if we determine that the forecasted transaction is no longer probable of occurring.  Cash flow hedge accounting treatment will continue for a limited number of contracts that are not subject to PSA recovery.

Our derivative instruments, excluding those qualifying for a scope exception, are recorded on the balance sheet as an asset or liability and are measured at fair value; see Note 14 for a discussion of fair value measurements.  Derivative instruments may qualify for the normal purchases and normal sales scope exception if they require physical delivery and the quantities represent those transacted in the normal course of business.  Derivative instruments qualifying for the normal purchases and sales scope exception are accounted for under the accrual method of accounting and excluded from our derivative instrument discussion and disclosures below.

Hedge effectiveness is the degree to which the derivative instrument contract and the hedged item are correlated and is measured based on the relative changes in fair value of the derivative instrument contract and the hedged item over time.  We assess hedge effectiveness both at inception and on a continuing basis.  These assessments exclude the time value of certain options.  For accounting hedges that are deemed an effective hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same period during which the hedged transaction affects earnings.  We recognize in current earnings, subject to the PSA, the gains and losses representing hedge ineffectiveness, and the gains and losses on any hedge components which are excluded from our effectiveness assessment.  As cash flow hedge accounting has been discontinued for the significant majority of our contracts, after May 31, 2012, effectiveness testing is no longer being performed for these contracts.

Prior to the recent Settlement Agreement, for its regulated operations, APS deferred for future rate treatment approximately 90% of unrealized gains and losses on certain derivatives pursuant to the PSA mechanism that would otherwise be recognized in income.  Due to the recent Settlement Agreement, for its regulated operations, APS now defers for future rate treatment 100% of the unrealized gains and losses for delivery periods after June 30, 2012 on derivatives pursuant to the PSA mechanism that would otherwise be recognized in income.  Realized gains and losses on derivatives are deferred in accordance with the PSA to the extent the amounts are above or below the Base Fuel Rate (see Note 3).  Gains and losses from derivatives in the following tables represent the amounts reflected in income before the effect of PSA deferrals.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	9,914	gigawatt hours
Gas	178	Bcfs (a)

(a)                                  “Bcf” is Billion Cubic Feet.

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and six months ended June 30, 2012 and 2011 (dollars in thousands).  As cash flow hedge accounting treatment was discontinued for the significant majority of our contracts on June 1, 2012, the table below reflects activity occurring prior to that date:

		Three Months Ended		Six Months Ended
	Financial Statement	June 30,		June 30,
Commodity Contracts	Location	2012	2011	2012	2011

Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Other comprehensive income (loss) - derivative instruments	$4,509	$(16,323)	$(37,394)	$(15,335)
Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion Realized) (a)	Fuel and purchased power	(23,015)	(25,287)	(37,515)	(40,133)
Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Fuel and purchased power	32	(176)	117	(164)

(a)                                  During the three and six months ended June 30, 2012, we had $1.8 million of losses reclassified from accumulated other comprehensive income to earnings related to discontinued cash flow hedges.

During the next twelve months, we estimate that a net loss of $77 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, substantially all of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended		Six Months Ended
	Financial Statement	June 30,		June 30,
Commodity Contracts	Location	2012	2011	2012	2011

Net Gain (Loss) Recognized in Income	Operating revenues	$87	$(503)	$(239)	$1,004

Net Gain (Loss) Recognized in Income	Fuel and purchased power	26,042	(2,892)	990	(11,919)
Total		$26,129	$(3,395)	$751	$(10,915)

Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets

The following table provides information about the fair value of our risk management activities reported on a gross basis.  Transactions with counterparties that have master netting arrangements are reported net on the Condensed Consolidated Balance Sheets.  These amounts are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.  Amounts are as of June 30, 2012 (dollars in thousands):

Commodity Contracts	Designated as Hedging Instruments	Not Designated as Hedging Instruments	Margin and Collateral Provided to Counterparties	Collateral Provided from Counterparties		Other (b)	Total
Current Assets	$—	$66,712	$390	$—		$(37,111)	$29,991
Investments and Other Assets	—	51,690	—	—		(8,164)	43,526
Total Assets	—	118,402	390	—		(45,275)	73,517

Current Liabilities	(1,185)	(173,495)	83,234	(11,145	)(a)	38,149	(64,442)
Deferred Credits and Other	(4,594)	(133,720)	20,086	—		9,674	(108,554)
Total Liabilities	(5,779)	(307,215)	103,320	(11,145)		47,823	(172,996)
Total	$(5,779)	$(188,813)	$103,710	$(11,145)		$2,548	$(99,479)

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the fair value of our risk management activities reported on a gross basis at December 31, 2011 (dollars in thousands):

Commodity Contracts	Designated as Hedging Instruments	Not Designated as Hedging Instruments	Margin and Collateral Provided to Counterparties	Collateral Provided from Counterparties		Other (b)	Total
Current Assets	$7,287	$76,162	$1,630	$—		$(54,815)	$30,264
Investments and Other Assets	3,804	58,273	—	—		(12,755)	49,322
Total Assets	11,091	134,435	1,630	—		(67,570)	79,586

Current Liabilities	(82,195)	(124,028)	107,228	(11,145	)(a)	56,172	(53,968)
Deferred Credits and Other	(68,137)	(92,880)	65,768	—		12,754	(82,495)
Total Liabilities	(150,332)	(216,908)	172,996	(11,145)		68,926	(136,463)
Total Derivative Instruments	$(139,241)	$(82,473)	$174,626	$(11,145)		$1,356	$(56,877)

(a)                                  Collateral relates to non-derivative instruments or derivative instruments that qualify for a scope exception.

(b)                                 Other represents derivative instrument netting, options, and other risk management contracts.

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including two counterparties for which our exposure represents approximately 83% of Pinnacle West’s $74 million of risk management assets as of June 30, 2012.  This exposure relates to long-term traditional wholesale contracts with counterparties that have high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

were to fall below investment grade (below BBB- for Standard & Poor’s or Fitch or Baa3 for Moody’s).

The following table provides information about our derivative instruments that have credit-risk-related contingent features at June 30, 2012 (dollars in millions):

June 30, 2012
Aggregate Fair Value of Derivative Instruments in a Net Liability Position	$306
Cash Collateral Posted	96
Additional Cash Collateral in the Event Credit-Risk Related Contingent Features were Fully Triggered (a)	136

(a)          This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features which could also require us to post additional collateral of approximately $184 million if our debt credit ratings were to fall below investment grade.

9.                                      Changes in Equity

The following tables show Pinnacle West’s changes in shareholders’ equity and changes in equity of noncontrolling interests for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Common Shareholders	Noncontrolling Interests	Total	Common Shareholders	Noncontrolling Interests	Total

Beginning balance, April 1	$3,744,917	$116,512	$3,861,429	$3,631,411	$97,360	$3,728,771

Net income	122,345	7,766	130,111	86,685	7,154	93,839
Other comprehensive income	17,459	—	17,459	6,646	—	6,646
Total comprehensive income	139,804	7,766	147,570	93,331	7,154	100,485

Issuance of capital stock	2,525	—	2,525	3,505	—	3,505
Reissuance of treasury stock - net	5,113	—	5,113	—	—	—
Other (primarily stock compensation)	631	—	631	(33)	—	(33)
Dividends on common stock	(114,955)	—	(114,955)	(114,509)	—	(114,509)
Net capital activities by noncontrolling interests	—	(2,976)	(2,976)	—	(2,609)	(2,609)
Ending balance, June 30	$3,778,035	$121,302	$3,899,337	$3,613,705	$101,905	$3,715,610

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Common Shareholders	Noncontrolling Interests	Total	Common Shareholders	Noncontrolling Interests	Total

Beginning balance, January 1	$3,821,850	$108,736	$3,930,586	$3,683,327	$91,899	$3,775,226

Net income	114,088	15,542	129,630	71,550	12,615	84,165
Other comprehensive income	1,845	—	1,845	17,092	—	17,092
Total comprehensive income	115,933	15,542	131,475	88,642	12,615	101,257

Issuance of capital stock	5,225	—	5,225	17,065	—	17,065
Reissuance (purchase) of treasury stock - net	3,359	—	3,359	(3,530)	—	(3,530)
Other (primarily stock compensation)	3,981	—	3,981	(181)	—	(181)
Dividends on common stock	(172,313)	—	(172,313)	(171,618)	—	(171,618)
Net capital activities by noncontrolling interests	—	(2,976)	(2,976)	—	(2,609)	(2,609)
Ending balance, June 30	$3,778,035	$121,302	$3,899,337	$3,613,705	$101,905	$3,715,610

10.                               Commitments and Contingencies

Palo Verde Nuclear Generating Station

Spent Nuclear Fuel and Waste Disposal

APS currently estimates it will incur $122 million (in 2010 dollars) over the current life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel.  At June 30, 2012, APS had a regulatory liability of $47 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contractual Obligations

As of June 30, 2012, certain contractual obligations have increased approximately $0.3 billion from December 31, 2011 as discussed in the 2011 Form 10-K.  As of June 30, 2012, the updated contractual obligations are as follows (dollars in billions):

Year	2012	2013	2014	2015	2016	Thereafter	Total
Fuel and purchased power commitments	$0.3	$0.5	$0.6	$0.5	$0.5	$6.8	$9.2
Renewable energy credits	0.1	—	—	0.1	—	0.5	0.7

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

The hearing is currently expected to commence in April 2013.  Although the FERC has not yet determined whether any refunds will ultimately be required, we do not expect that the resolution of these issues will have a material adverse impact on our financial position, results of operations or cash flows.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Service to all affected APS customers was restored by 9:15PM on September 8.  Service to customers affected by the wider regional outages was restored by approximately 3:25AM on September 9.  APS has an internal review of the September 8 events underway.

The FERC and the North American Electric Reliability Corporation (“NERC”) conducted a joint inquiry into the outages and, on May 1, 2012, they issued a report (the “Joint Report”) with their analysis and conclusions as to the causes of the events.  The report includes recommendations to help industry operators prevent similar outages in the future, including increased data sharing and coordination among the western utilities and entities responsible for bulk electric system reliability coordination.

The Joint Report does not address potential reliability violations or an assessment of responsibility of the parties involved.  APS cannot predict the timing, results or potential impacts of any further inquiries into the September 8 events, or any claims that may be made as a result of the outages.  If violations of NERC Reliability Standards are ultimately determined to have occurred, FERC has the legal authority to assert a possible fine of up to $1 million per violation per day that a violation is found to have been in existence.

Lawsuit.  On September 12, 2011, two purported consumer class action complaints were filed in Federal District Court in San Diego, California, naming APS, Pinnacle West and San Diego Gas & Electric Company (“SDG&E”) as defendants and seeking damages for loss of perishable inventory as a result of interruption of electrical service.  On December 22, 2011, the plaintiffs voluntarily dismissed both lawsuits.  In January 2012, one of the cases was refiled in California Superior Court in San Diego, California, and then removed by defendants to Federal Court in San Diego.  APS and Pinnacle West filed a motion to dismiss that was granted by the Court on March 20, 2012.  The Court stated that the plaintiffs could refile a complaint against APS and Pinnacle West on certain grounds following the release of the Joint Report discussed above. On May 31, 2012, the plaintiff filed an amended complaint against APS and Pinnacle West.  APS and Pinnacle West subsequently filed a motion to dismiss the amended complaint, which was granted on July 27, 2012.

Clean Air Act Lawsuit

On October 4, 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act.  Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the Clean Air Act’s New Source Performance Standards (“NSPS”) program.  Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required PSD permits and complies with the NSPS.  The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project.  On April 2, 2012, APS and the other Four Corners participants filed motions to dismiss, which are pending.  APS believes the claims in this matter are without merit and will vigorously defend against them.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assurances

APS has entered into various agreements that require letters of credit for financial assurance purposes.  At June 30, 2012, approximately $76 million of letters of credit were outstanding to support existing variable interest rate pollution control bonds of a similar amount.  The letters of credit are available to fund the payment of principal and interest of such debt obligations.  One of these letters of credit expires in 2015 and two expire in 2016.  APS has also entered into letters of credit to support obligations to certain equity participants in the Palo Verde sale leaseback transactions (see Note 7 for further details on the Palo Verde sale leaseback transactions).  These letters of credit will expire in 2015 and totaled approximately $44 million at June 30, 2012.  Additionally, APS has issued letters of credit to support collateral obligations under certain natural gas tolling contracts and hedge contracts entered into with third parties, including a $40 million letter of credit issued in June 2012.  At June 30, 2012, $65 million of such letters of credit were outstanding.  These letters of credit will expire in 2013, 2015 and 2016.

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

11.                               Other Income and Other Expense

The following table provides detail of other income and other expense for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other income:
Interest income	$107	$543	$712	$935
Investment gains — net	—	12	—	1,307
Miscellaneous	70	2	225	5
Total other income	$177	$557	$937	$2,247

Other expense:
Non-operating costs	$(2,389)	$(1,629)	$(4,239)	$(3,119)
Investment losses — net	(58)	—	(112)	—
Miscellaneous	(222)	(1,557)	(2,386)	(1,808)
Total other expense	$(2,669)	$(3,186)	$(6,737)	$(4,927)

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.                               Earnings Per Share

The following table presents earnings per weighted average common share outstanding for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per share:
Income from continuing operations attributable to common shareholders	$1.12	$0.79	$1.06	$0.64
Income (loss) from discontinued operations	—	0.01	(0.02)	0.02
Earnings per share — basic	$1.12	$0.80	$1.04	$0.66

Diluted earnings per share:
Income from continuing operations attributable to common shareholders	$1.12	$0.78	$1.05	$0.64
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	0.01
Earnings per share — diluted	$1.11	$0.79	$1.04	$0.65

Dilutive stock options and performance shares (which are contingently issuable) increased average diluted common shares outstanding by approximately 868,000 shares and 674,000 shares for the three months ended June 30, 2012 and 2011, respectively, and by approximately 788,000 shares and 601,000 shares for the six months ended June 30, 2012 and 2011, respectively.

For the three-month and six-month periods ended June 30, 2012 and 2011, there were no common stock options that were excluded from the computation of diluted earnings per share as a result of the options’ exercise prices being greater than the average market price of the common shares.

13.                               Discontinued Operations

SunCor — In February 2012, SunCor filed for protection under the United States Bankruptcy Code to complete an orderly liquidation of its business.  We do not expect SunCor’s bankruptcy to have a material impact on Pinnacle West’s financial position, results of operations, or cash flows.  All activity for the income statement for the three and six months ended June 30, 2012 and prior comparative period income statement amounts are included in discontinued operations.

APSES — In 2011, Pinnacle West sold its investment in APSES.  Prior-period income statement amounts related to the sale of APSES and the associated revenues and costs are reflected in discontinued operations.

The following table provides revenue, income (loss) before income taxes and income (loss) after taxes classified as discontinued operations in Pinnacle West’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
SunCor	$—	$2	$—	$3
APSES	—	15	—	26
Total revenue	$—	$17	$—	$29

Income (loss) before taxes	$(1)	$1	$(3)	$2
Income (loss) after taxes	$(1)	$1	$(1)	$1

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Thus, a valuation may be classified in Level 3 even though the valuation may include significant inputs that are readily observable.  We maximize the use of observable inputs and minimize the use of unobservable inputs.  We rely primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities.  If market data is not readily available, inputs may reflect our own assumptions about the inputs market participants would use.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities as well as their placement within the fair value hierarchy levels.  We assess whether a market

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

is active by obtaining observable broker quotes, reviewing actual market activity, and assessing the volume of transactions.  We consider broker quotes observable inputs when the quote is binding on the broker, we can validate the quote with market activity, or we can determine that the inputs the broker used to arrive at the quoted price are observable.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our energy risk management committee, consisting of officers and key management personnel, oversees our energy risk management activities to ensure compliance with our stated energy risk management policies.  We have a risk control function that is responsible for valuing our derivative commodity instruments in accordance with established policies and procedures.  The risk control function reports to the chief financial officer’s organization.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at June 30, 2012 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at June 30, 2012
Assets
Nuclear decommissioning trust:
U.S. commingled equity funds	$—	$192	$—	$—		$192
Fixed income securities:
U.S. Treasury	84	—	—	—		84
Cash and cash equivalent funds	—	15	—	(6	)(b)	9
Corporate debt	—	69	—	—		69
Mortgage-backed securities	—	84	—	—		84
Municipality bonds	—	94	—	—		94
Other	—	13	—	—		13
Subtotal nuclear decommissioning trust	84	467	—	(6)		545
Cash equivalents	2	—	—	—		2
Risk management activities — derivative instruments:
Commodity contracts	—	50	69	(45	)(c)	74
Total	$86	$517	$69	$(51)		$621

Liabilities:
Risk management activities — derivative instruments:
Commodity contracts	$—	$(199)	$(114)	$140	(c)	$(173)

(a)                                  Primarily consists of heat rate options and long-dated electricity contracts.

(b)                                 Represents nuclear decommissioning trust net pending securities sales and purchases.

(c)                                  Primarily represents counterparty netting, margin and collateral (see Note 8).

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value at December 31, 2011 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2011
Assets
Nuclear decommissioning trust:
U.S. commingled equity funds	$—	$175	$—	$—		$175
Fixed income securities:
U.S. Treasury	69	—	—	—		69
Cash and cash equivalent funds	—	9	—	(1	)(b)	8
Corporate debt	—	73	—	—		73
Mortgage-backed securities	—	78	—	—		78
Municipality bonds	—	90	—	—		90
Other	—	21	—	—		21
Subtotal nuclear decommissioning trust	69	446	—	(1)		514
Risk management activities — derivative instruments:
Commodity contracts	—	70	74	(64	)(c)	80
Total	$69	$516	$74	$(65)		$594

Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(241)	$(125)	$229	(c)	$(137)

(a)                                  Primarily consists of heat rate options and long-dated electricity contracts.

(b)                                 Represents nuclear decommissioning trust net pending securities sales and purchases.

(c)                                  Represents counterparty netting, margin and collateral (see Note 8).

Fair Value Measurements Classified as Level 3

The significant unobservable inputs used in the fair value measurement of our energy derivative contracts include broker quotes that cannot be validated as an observable input primarily due to the long term nature of the quote and option model inputs. Significant changes in these inputs in isolation would result in significantly higher or lower fair value measurements.  Changes in our derivative contract fair values, including changes relating to unobservable inputs, typically will not impact net income due to regulatory accounting treatment (see Note 3).

Because our forward commodity contracts classified as Level 3 are currently in a net purchase position generally if the price of the underlying commodity increases we would expect the net fair

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

value of contracts related to that commodity to increase, and if the price of the underlying commodity decreases the net fair value of the related contracts would likely decrease.

Our option contracts classified as Level 3 primarily relate to purchase heat rate options. The significant unobservable inputs for these instruments include electricity prices, gas prices and implied volatilities. If electricity prices and electricity price implied volatilities increase we would expect the fair value of these options to increase, and if these valuation inputs decrease we would expect the fair value of these options to decrease. If natural gas prices and natural gas price implied volatilities increase we would expect the fair value of these options to decrease, and if these inputs decrease we would expect the fair value of the options to increase. The commodity prices and implied volatilities do not always move in corresponding directions. The options’ fair values are impacted by the net changes of these various inputs.

Other unobservable valuation inputs include credit and liquidity reserves which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following table provides information regarding our significant unobservable inputs used to value our Level 3 instruments.

Risk Management Activities — Derivative Instruments:  Commodity Contracts

	June 30, 2012
	Fair Value (millions)		Valuation	Significant
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range
Electricity:
Forward Contracts (a)	$67	$88	Discounted cash flows	Electricity forward price (per MWh)(b)	$20.67 - $67.18

Option Contracts	—	25	Option Model	Electricity forward price (per MWh)(b)	$29.13 - $99.27

				Natural gas forward price (per mmbtu)(c)	$2.69 - $4.11
				Implied electricity price volatilities	15% - 151%
				Implied natural gas price volatilities	18% - 56%
Natural Gas:
Forward Contracts (a)	2	1	Discounted cash flows	Natural gas forward price (per mmbtu)(c)	$2.60 - $4.18
Total	$69	$114

(a)                                  Includes swaps and physical and financial contracts.

(b)                                 MWh means megawatt-hour, one million watts per hour.

(c)                                  mmbtu means one million British Thermal Units.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Commodity Contracts	2012	2011	2012	2011
Net derivative balance at beginning of period	$(58)	$(48)	$(51)	$(38)
Total net gains (losses) realized/unrealized:
Included in earnings	1	—	2	1
Included in OCI	3	(3)	(2)	(1)
Deferred as a regulatory asset or liability	12	1	7	(6)
Settlements	(1)	4	—	4
Transfers into Level 3 from Level 2	—	1	2	(4)
Transfers from Level 3 into Level 2	(2)	(2)	(3)	(3)
Net derivative balance at end of period	$(45)	$(47)	$(45)	$(47)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$1

Amounts included in earnings are recorded in either regulated electricity segment revenue or regulated electricity segment fuel and purchased power depending on the nature of the underlying contract.

Transfers reflect the fair market value at the beginning of the period and are triggered by a change in the lowest significant input as of the end of the period.  We had no transfers in or out of Level 1 to or from any other hierarchy level.  Transfers in or out of Level 3 are typically related to our heat rate options and long-dated energy transactions that extend beyond available quoted periods.

Nonrecurring Fair Value Measurements

For the periods ended June 30, 2012 and 2011, we had no assets or liabilities measured at fair value on a nonrecurring basis.

Financial Instruments Not Carried at Fair Value

The carrying value of our net accounts receivable, accounts payable and short-term borrowings approximate fair value.  Our short term borrowings are classified within Level 2 of the fair value hierarchy.  For our long-term debt fair values, see Note 2.

15.                               Nuclear Decommissioning Trust

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per their stated investment guidelines.  The trust funds are invested in fixed income securities and domestic equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 14 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have recorded deferred realized and unrealized gains and losses on investment securities in other regulatory liabilities or assets.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at June 30, 2012 and December 31, 2011 (dollars in millions):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
June 30, 2012
Equity securities	$192	$58	$(1)
Fixed income securities	359	24	—
Net payables (a)	(6)	—	—
Total	$545	$82	$(1)

(a)                                  Net payables relate to pending securities sales and purchases.

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2011
Equity securities	$175	$44	$(1)
Fixed income securities	340	23	(1)
Net payables (a)	(1)	—	—
Total	$514	$67	$(2)

(a)                                  Net payables relate to pending securities sales and purchases.

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate realized gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized gains	$2	$2	$4	$3
Realized losses	(1)	(1)	(2)	(3)
Proceeds from the sale of securities (a)	119	110	211	300

(a)                                  Proceeds are reinvested in the trust.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of fixed income securities, summarized by contractual maturities, at June 30, 2012 is as follows (dollars in millions):

Fair Value
Less than one year	$24
1 year - 5 years	82
5 years - 10 years	103
Greater than 10 years	150
Total	$359

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

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended June 30,
	2012	2011

ELECTRIC OPERATING REVENUES	$877,587	$798,686

OPERATING EXPENSES
Fuel and purchased power	264,723	244,048
Operations and maintenance	213,746	208,597
Depreciation and amortization	100,583	106,594
Income taxes	80,696	54,259
Taxes other than income taxes	41,018	39,788
Total	700,766	653,286
OPERATING INCOME	176,821	145,400

OTHER INCOME (DEDUCTIONS)
Income taxes	2,030	1,565
Allowance for equity funds used during construction	5,175	5,924
Other income (Note S-2)	1,018	1,233
Other expense (Note S-2)	(3,993)	(4,651)
Total	4,230	4,071

INTEREST EXPENSE
Interest on long-term debt	48,838	54,754
Interest on short-term borrowings	1,914	2,521
Debt discount, premium and expense	1,052	1,164
Allowance for borrowed funds used during construction	(3,447)	(3,857)
Total	48,357	54,582

NET INCOME	132,694	94,889

Less: Net income attributable to noncontrolling interests (Note 7)	7,766	7,184

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$124,928	$87,705

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended June 30,
	2012	2011

NET INCOME	$132,694	$94,889

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax benefit (expense) of $(1,781) and $6,449	2,727	(9,875)
Reclassification of net realized loss, net of tax benefit of $9,092 and $9,990	13,922	15,297
Pension and other postretirement benefits activity, net of tax expense of $305 and $853	468	1,308
Total other comprehensive income	17,117	6,730

COMPREHENSIVE INCOME	149,811	101,619
Less: Comprehensive income attributable to noncontrolling interests	7,766	7,184

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$142,045	$94,435

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011

ELECTRIC OPERATING REVENUES	$1,497,835	$1,446,680

OPERATING EXPENSES
Fuel and purchased power	481,032	456,056
Operations and maintenance	422,193	461,203
Depreciation and amortization	200,668	213,152
Income taxes	79,882	48,255
Taxes other than income taxes	83,244	77,038
Total	1,267,019	1,255,704
OPERATING INCOME	230,816	190,976

OTHER INCOME (DEDUCTIONS)
Income taxes	3,736	225
Allowance for equity funds used during construction	9,931	11,319
Other income (Note S-2)	1,528	3,211
Other expense (Note S-2)	(8,617)	(8,243)
Total	6,578	6,512

INTEREST EXPENSE
Interest on long-term debt	101,575	109,491
Interest on short-term borrowings	3,949	4,829
Debt discount, premium and expense	2,112	2,321
Allowance for borrowed funds used during construction	(6,598)	(7,432)
Total	101,038	109,209

NET INCOME	136,356	88,279

Less: Net income attributable to noncontrolling interests (Note 7)	15,533	12,654

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$120,823	$75,625

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011

NET INCOME	$136,356	$88,279

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $14,773 and $6,059	(22,621)	(9,277)
Reclassification of net realized loss, net of tax benefit of $14,820 and $15,855	22,694	24,278
Pension and other postretirement benefits activity, net of tax expense of $841 and $1,362	1,289	2,087
Total other comprehensive income	1,362	17,088

COMPREHENSIVE INCOME	137,718	105,367
Less: Comprehensive income attributable to noncontrolling interests	15,533	12,654

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$122,185	$92,713

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	June 30,	December 31,
	2012	2011
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$14,045,091	$13,750,105
Accumulated depreciation and amortization	(4,840,292)	(4,706,462)
Net	9,204,799	9,043,643

Construction work in progress	458,441	496,745
Palo Verde sale leaseback, net of accumulated depreciation (Note 7)	130,929	132,864
Intangible assets, net of accumulated amortization	163,572	170,416
Nuclear fuel, net of accumulated amortization	159,493	118,098
Total property, plant and equipment	10,117,234	9,961,766

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 15)	544,933	513,733
Assets from risk management activities (Note 8)	43,526	49,322
Other assets	31,076	30,551
Total investments and other assets	619,535	593,606

CURRENT ASSETS
Cash and cash equivalents	2,784	19,873
Customer and other receivables	314,230	280,100
Accrued unbilled revenues	168,450	125,239
Allowance for doubtful accounts	(3,302)	(3,748)
Materials and supplies (at average cost)	217,222	204,387
Fossil fuel (at average cost)	30,177	22,000
Deferred fuel and purchased power regulatory asset (Note 3)	—	27,549
Other regulatory assets (Note 3)	54,857	69,072
Deferred income taxes	68,622	111,503
Income tax receivable	—	2,869
Assets from risk management activities (Note 8)	29,991	30,264
Other current assets	33,468	26,486
Total current assets	916,499	915,594

DEFERRED DEBITS
Regulatory assets (Note 3)	1,283,322	1,352,079
Income tax receivable (Note 6)	69,903	69,028
Unamortized debt issue costs	23,611	21,181
Other	116,293	118,983
Total deferred debits	1,493,129	1,561,271

TOTAL ASSETS	$13,146,397	$13,032,237

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	June 30,	December 31,
	2012	2011
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	1,469,162	1,510,740
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(37,597)	(38,886)
Derivative instruments	(86,632)	(86,705)
Total shareholder equity	3,902,791	3,943,007
Noncontrolling interests (Note 7)	121,302	108,399
Total equity	4,024,093	4,051,406
Long-term debt less current maturities	3,188,992	2,828,507
Palo Verde sale leaseback lessor notes less current maturities (Note 7)	57,420	65,547
Total capitalization	7,270,505	6,945,460

CURRENT LIABILITIES
Short-term borrowings	109,000	—
Current maturities of long-term debt	57,962	477,435
Accounts payable	311,596	322,047
Accrued taxes (Note 6)	134,103	113,930
Accrued interest	61,065	54,611
Common dividends payable	57,500	—
Customer deposits	74,575	72,176
Liabilities from risk management activities (Note 8)	64,442	53,968
Deferred fuel and purchased power regulatory liability (Note 3)	325	—
Other regulatory liabilities (Note 3)	89,433	88,362
Other current liabilities	127,352	140,185
Total current liabilities	1,087,353	1,322,714

DEFERRED CREDITS AND OTHER
Deferred income taxes	1,976,973	1,952,608
Regulatory liabilities (Note 3)	738,693	737,332
Liability for asset retirements	289,641	279,643
Liabilities for pension and other postretirement benefits (Note 4)	1,198,943	1,222,542
Liabilities from risk management activities (Note 8)	108,554	82,495
Customer advances	111,655	116,805
Coal mine reclamation	118,374	117,896
Unrecognized tax benefits (Note 6)	72,777	72,073
Other	172,929	182,669
Total deferred credits and other	4,788,539	4,764,063

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$13,146,397	$13,032,237

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$136,356	$88,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	239,696	245,617
Deferred fuel and purchased power	82,261	64,679
Deferred fuel and purchased power amortization	(54,388)	(68,762)
Allowance for equity funds used during construction	(9,931)	(11,319)
Deferred income taxes	69,672	11,488
Change in derivative instruments fair value	(2,618)	(279)
Changes in current assets and liabilities:
Customer and other receivables	(23,015)	11,104
Accrued unbilled revenues	(43,211)	(60,390)
Materials, supplies and fossil fuel	(21,012)	(18,226)
Other current assets	(6,928)	(9,458)
Accounts payable	9,406	49,939
Accrued taxes	20,890	35,852
Other current liabilities	(3,095)	(3,531)
Change in margin and collateral accounts — assets	124	21,185
Change in margin and collateral accounts — liabilities	69,602	39,567
Change in other long-term assets	(2,456)	(25,004)
Change in other long-term liabilities	5,180	85,262
Net cash flow provided by operating activities	466,533	456,003

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(424,775)	(387,932)
Contributions in aid of construction	25,800	21,905
Allowance for borrowed funds used during construction	(6,598)	(7,432)
Proceeds from sale of life insurance policies	—	44,183
Proceeds from nuclear decommissioning trust sales	211,138	299,600
Investment in nuclear decommissioning trust	(219,762)	(308,222)
Other	(525)	(2,352)
Net cash flow used for investing activities	(414,722)	(340,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	351,081	—
Short-term borrowing and payments - net	109,000	—
Repayment of long-term debt	(421,451)	(12,962)
Dividends paid on common stock	(104,900)	(114,300)
Noncontrolling interests	(2,630)	(2,610)
Net cash flow used for financing activities	(68,900)	(129,872)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,089)	(14,119)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,873	99,937
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,784	$85,818

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes, net of (refunds)	$—	$—
Interest, net of amounts capitalized	$92,473	$106,546

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

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-1.                          Changes in Equity

The following tables show APS’s changes in shareholder equity and changes in equity of noncontrolling interests for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Shareholder Equity	Noncontrolling Interests	Total	Shareholder Equity	Noncontrolling Interests	Total

Beginning balance, April 1	$3,865,748	$116,166	$3,981,914	$3,766,131	$96,554	$3,862,685

Net income	124,928	7,766	132,694	87,705	7,184	94,889
OCI	17,117	—	17,117	6,730	—	6,730
Total comprehensive income	142,045	7,766	149,811	94,435	7,184	101,619

Dividends on common stock	(105,000)	—	(105,000)	(114,500)	—	(114,500)
Net capital activities by noncontrolling interests	—	(2,630)	(2,630)	—	(2,610)	(2,610)
Other	(2)	—	(2)	1	—	1
Ending balance, June 30	$3,902,791	$121,302	$4,024,093	$3,746,067	$101,128	$3,847,195

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Shareholder Equity	Noncontrolling Interests	Total	Shareholder Equity	Noncontrolling Interests	Total

Beginning balance, January 1	$3,943,007	$108,399	$4,051,406	$3,824,953	$91,084	$3,916,037

Net income	120,823	15,533	136,356	75,625	12,654	88,279
OCI	1,362	—	1,362	17,088	—	17,088
Total comprehensive income	122,185	15,533	137,718	92,713	12,654	105,367

Dividends on common stock	(162,400)	—	(162,400)	(171,600)	—	(171,600)
Net capital activities by noncontrolling interests	—	(2,630)	(2,630)	—	(2,610)	(2,610)
Other	(1)	—	(1)	1	—	1
Ending balance, June 30	$3,902,791	$121,302	$4,024,093	$3,746,067	$101,128	$3,847,195

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-2.                          Other Income and Other Expense

The following table provides detail of APS’s other income and other expense for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other income:
Interest income	$77	$89	$184	$219
Investment gains — net	—	268	—	1,418
Miscellaneous	941	876	1,344	1,574
Total other income	$1,018	$1,233	$1,528	$3,211

Other expense:
Non-operating costs (a)	$(2,941)	$(2,400)	$(4,682)	$(4,214)
Asset dispositions	(195)	—	(418)	(823)
Miscellaneous	(857)	(2,251)	(3,517)	(3,206)
Total other expense	$(3,993)	$(4,651)	$(8,617)	$(8,243)

(a)                                  As defined by the FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

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

Southern California Edison Company (“SCE”), a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the plant.  On November 8, 2010, APS and SCE entered into an asset purchase agreement (“APA”), providing for the purchase by APS of SCE’s 48% interest in each of Units 4 and 5 of Four Corners.  The purchase price is $294 million, subject to certain adjustments.  Completion of the purchase by APS is subject to the receipt of approvals by the ACC, the California Public Utility Commission (“CPUC”) and the FERC.  On March 29, 2012, the CPUC issued an order approving the sale.  On April 18, 2012, the ACC voted to allow APS to move forward with the purchase, with a condition that the transaction may not close prior to December 1, 2012.  The APA provides that the purchase price will be reduced by $7.5 million for each month between October 1, 2012 and the closing date.  The ACC reserved the right to review the prudence of the transaction for cost recovery purposes in a future proceeding if the purchase closes.  The ACC also authorized an accounting deferral of certain costs associated with the purchase until any such cost recovery proceeding concludes.  The FERC application seeking authorization for the transaction was filed in May 2012, and a decision is expected before the end of November 2012.  Closing is also conditioned on the negotiation and execution of a new coal supply contract on terms reasonably acceptable to APS.

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

APS has announced that, if APS’s purchase of SCE’s interests in Units 4 and 5 at Four Corners is consummated, it will close Units 1, 2 and 3 at the plant.  APS owns 100% of Units 1-3.  These events will change the plant’s overall generating capacity from 2,100 MW to 1,540 MW and APS’s entitlement from the plant from 791 MW to 970 MW.  When the ACC approved APS moving forward with the purchase of Units 4 and 5, it also approved the recovery of any unrecovered costs associated with the closure of Units 1, 2 and 3.  The Settlement Agreement in APS’s most recent retail rate case allows APS to seek a rate adjustment to reflect the Four Corners transaction should the transaction close (see Note 3).

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

Renewable Energy.  The ACC approved the RES in 2006.  The renewable energy requirement is 3.5% of retail electric sales in 2012 and increases annually until it reaches 15% in 2025.  In the settlement agreement related to the 2008 retail rate case, APS agreed to exceed the RES standards, committing to 1,700 gigawatt-hours (“GWh”) of new renewable resources to be in service by year-end 2015 in addition to its 2008 renewable resource commitments.  Taken together, APS’s commitment is estimated to be 3,400 GWh, or approximately 12% of APS’s estimated retail energy sales by year-end 2015, which is more than double the existing RES target of 5% for that year.  A component of the RES is focused on stimulating development of distributed energy systems (generally speaking, small-scale renewable technologies that are located on customers’ properties).

On June 29, 2012, APS filed its annual RES implementation plan, covering the 2013-2017 timeframe and requesting 2013 RES funding of $92.8 million to $102.4 million.  The budget range stems from options related to distributed energy; if the ACC decides to promote more distributed energy by selecting the higher budget, APS requested that the 2013 incentives for photovoltaic distributed energy begin at $0.20 and step down gradually based upon market participation.  APS’s filing also proposed a system of establishing compliance with distributed energy requirements that depends upon tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  Further, APS described its Community Solar Program, a utility-owned 25 MW program that will be split into 3 to 7 separate projects throughout communities in APS’s service territory.  APS expects a decision from the ACC around year end.

The following table summarizes APS’s renewable energy sources in operation and under development as of August 2, 2012.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	56	54

Purchased Power Agreements:
Solar	15	295
Wind	289
Geothermal	10
Biomass	14
Biogas	3	3
Total Purchased Power Agreements	331	298

Total Distributed Energy: Solar	170	111

Total Renewable Portfolio	557	463

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

On June 1, 2012, APS filed its 2013 Demand Side Management Implementation Plan.  In 2013, the standards will require APS to achieve cumulative energy savings equal to 5% of its 2012 retail energy sales.  Later this year, APS intends to file a supplement to its plan that will include a proposed budget for 2013.

Rate Matters.  APS needs timely recovery through rates of its capital and operating expenditures to maintain its financial health.  APS’s retail rates are regulated by the ACC and its wholesale electric rates (primarily for transmission) are regulated by the FERC.  On June 1, 2011, APS filed a rate case with the ACC.  APS and other parties to the retail rate case subsequently entered into a Settlement Agreement detailing the terms upon which the parties have agreed to settle the rate case.  On May 15, 2012, the ACC approved the Settlement Agreement without material modifications.  The Settlement Agreement demonstrates cooperation among APS, the ACC staff, the Residential Utility Consumer Office and other intervenors to the rate case, and establishes a future rate case filing plan that allows APS the opportunity to help shape Arizona’s energy future outside of continual rate cases.  See Note 3 for details regarding the Settlement Agreement terms and for information on APS’s FERC rates.

APS has several recovery mechanisms in place that provide more timely recovery to APS of its fuel and transmission costs, and costs associated with the promotion and implementation of its demand side management and renewable energy efforts and customer programs.  These mechanisms are described more fully in Note 3.

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

Customer and Sales Growth.  Retail customer growth in APS’s service territory for the six-month period ended June 30, 2012 was 0.9% compared with the comparable prior-year period.  For the three years 2009 through 2011, APS’s customer growth averaged 0.6% per year.  We currently expect annual customer growth to average about 2.0% for 2012 through 2015 based on our assessment of modestly improving economic conditions, both nationally and in Arizona.  Retail electricity sales in kilowatt-hours, adjusted to exclude the effects of weather variations, for the six-month period ended June 30, 2012 decreased 0.5% compared with the comparable prior-year period, reflecting the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, partially offset by mildly improving economic conditions.  For the three years 2009 through 2011, APS experienced annual declines in retail electricity sales averaging 0.8%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kilowatt-hours will remain flat on average during 2012 through 2015, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  The failure of the Arizona economy to continue to improve could further impact these estimates.

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

Fuel and Purchased Power Costs.  Fuel and purchased power costs included on our Condensed Consolidated Statements of Income are impacted by our electricity sales volumes, existing contracts for purchased power and generation fuel, our power plant performance, transmission availability or constraints, prevailing market prices, new generating plants being placed in service in our market areas, changes in our generation resource allocation, our hedging program for managing such costs and PSA deferrals and the related amortization.

Operations and Maintenance Expenses.  Operations and maintenance expenses are impacted by growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, outages, higher-trending pension and other postretirement benefit costs, renewable energy and demand side management related expenses (which are offset by the same amount of regulated electricity segment operating revenues) and other factors.  In the settlement agreement related to the 2008 retail rate case, APS committed to operational expense reductions from

2010 through 2014 and received approval to defer certain pension and other postretirement benefit cost increases to be incurred in 2011 and 2012, until the most recent general retail rate case decision became effective on July 1, 2012.

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

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 9.0% of the assessed value for 2011 and 8.0% for 2010.  We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units, transmission and distribution facilities.  (See Note 3 for property tax deferrals contained in the Settlement Agreement.)

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

RESULTS OF OPERATIONS

Pinnacle West’s only reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission and distribution.

Operating Results — Three-month period ended June 30, 2012 compared with three-month period ended June 30, 2011

Our consolidated net income attributable to common shareholders for the three months ended June 30, 2012 was $122 million, compared with net income of $87 million for the comparable prior-year period.  The results reflect an increase of approximately $37 million for the regulated electricity segment primarily due to the effects of warmer weather on usage per customer as compared to the prior-year period, lower depreciation and amortization due to 20-year Palo Verde license extensions received in 2011, and lower net interest charges due to lower debt balances and interest rates in the current period.  These positive factors were partially offset by an increase in operations and maintenance expense primarily related to higher stock compensation costs.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended June 30,
	2012	2011	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses (a)	$613	$555	$58
Operations and maintenance (a)	(216)	(211)	(5)
Depreciation and amortization	(101)	(107)	6
Taxes other than income taxes	(41)	(40)	(1)
Other income (expenses), net	3	3	—
Interest charges, net of allowance for borrowed funds used during construction	(50)	(56)	6
Income taxes (Note 6)	(77)	(51)	(26)
Less income related to noncontrolling interests (Note 7)	(8)	(7)	(1)
Regulated electricity segment net income	123	86	37

Income (Loss) from Discontinued Operations Attributable to Common Shareholders	(1)	1	(2)

Net Income Attributable to Common Shareholders	$122	$87	$35

(a)                                  Operating revenues less fuel and purchased power expenses includes amounts related to demand side management and renewable energy and similar regulatory surcharges, which were substantially offset in operations and maintenance expense.

Operating revenues less fuel and purchased power expenses Regulated electricity segment operating revenues less fuel and purchased power expenses were $58 million higher for the three months ended June 30, 2012 compared with the prior-year period.  The following table describes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)

Effects of weather on usage per customer	$63	$21	$42
Higher retail transmission charges	9	—	9
Lower fuel and purchased power costs, net of off-system sales	—	(7)	7
Lower PSA refunds	8	6	2
Miscellaneous items, net	(1)	1	(2)
Total	$79	$21	$58

Operations and maintenance  Operations and maintenance expenses increased $5 million for the three months ended June 30, 2012 compared with the prior-year period primarily because of:

•                                          An increase of $8 million related to higher stock compensation costs resulting from an improved company stock price and estimated performance; and

•                                          A decrease of $3 million related to costs for demand side management, renewable energy, and similar regulatory programs, which were largely offset in operating revenues.

Depreciation and amortization  Depreciation and amortization expenses were $6 million lower for the three months ended June 30, 2012 compared with the prior-year period primarily due to impacts of the Palo Verde operating license extensions, partially offset by increased plant in service.

Interest charges, net of allowance for borrowed funds used during construction  Interest charges, net of allowance for borrowed funds used during construction, decreased $6 million for the three months ended June 30, 2012 compared with the prior-year period primarily because of lower debt balances and lower interest rates in the current period.

Income taxes  Income taxes were $26 million higher for the three months ended June 30, 2012 compared with the prior-year period primarily due to higher pretax income in the current period.

Operating Results – Six-month period ended June 30, 2012 compared with six-month period ended June 30, 2011

Our consolidated net income attributable to common shareholders for the six months ended June 30, 2012 was $114 million, compared with net income of $72 million for the comparable prior-year period.  The results reflect an increase of approximately $46 million for the regulated electricity segment primarily due to effects of warmer weather on usage per customer as compared to the prior-year period, decreased operations and maintenance expenses, lower depreciation and amortization due to 20-year Palo Verde license extensions received in 2011, and lower net interest charges due to lower debt balances and interest rates, partially offset by higher property taxes due to increased property tax rates.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Six Months Ended
	June 30,
	2012	2011	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses (a) (b)	$1,017	$991	$26
Operations and maintenance (a) (b)	(427)	(466)	39
Depreciation and amortization	(201)	(213)	12
Taxes other than income taxes	(84)	(78)	(6)
Other income (expenses), net	4	8	(4)
Interest charges, net of allowances for borrowed funds used during construction	(103)	(114)	11
Income taxes (Note 6)	(73)	(45)	(28)
Less income related to noncontrolling interests (Note 7)	(16)	(12)	(4)
Regulated electricity segment net income	117	71	46

All other	(2)	(1)	(1)
Income from Continuing Operations Attributable to Common Shareholders	115	70	45

Income (Loss) from Discontinued Operations Attributable to Common Shareholders	(1)	2	(3)

Net Income Attributable to Common Shareholders	$114	$72	$42

(a)                                  Includes effects of 2011 settlement of certain transmission right-of-way costs, which did not affect net income, but increased both electric operating revenues and operations and maintenance expenses by $28 million.  Costs related to the settlement were offset by related revenues from SCE, which leases the related transmission line from APS.

(b)                                 Operating revenues less fuel and purchased power expenses includes amounts related to demand side management and renewable energy and similar regulatory surcharges, which were substantially offset in operations and maintenance expense.

Operating revenues less fuel and purchased power expenses  Regulated electricity segment operating revenues less fuel and purchased power expenses were $26 million higher for the six months ended June 30, 2012 compared with the prior-year period.  The following table describes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)

Effects of weather on usage per customer	$52	$16	$36
Higher retail transmission charges	14	—	14
Lower fuel and purchased power costs, net of off-system sales	3	(3)	6
Lower PSA refunds	14	11	3
Lower usage per customer	(11)	(3)	(8)
Settlement in 2011 of certain prior-period transmission right-of-way revenues	(28)	—	(28)
Miscellaneous items, net	7	4	3
Total	$51	$25	$26

Operations and maintenance  Operations and maintenance expenses decreased $39 million for the six months ended June 30, 2012 compared with the prior-year period primarily because of:

•                                          A decrease of $28 million for settlement in 2011 of certain transmission right-of-way costs, which was offset in operating revenues;

•                                          A decrease of $9 million in generation costs, primarily due to lower fossil-fuel power plant maintenance costs as a result of less work being completed early in the year compared to 2011;

•                                          A decrease of $7 million related to costs for demand side management, renewable energy, and similar regulatory programs, which were largely offset in operating revenues;

•                                          An increase of $7 million related to higher stock compensation costs resulting from an improved company stock price and estimated performance; and

•                                          A decrease of $2 million due to other miscellaneous factors.

Depreciation and amortization  Depreciation and amortization expenses were $12 million lower for the six months ended June 30, 2012 compared with the prior-year period primarily due to the impacts of Palo Verde operating license extensions, partially offset by increased plant in service.

Taxes other than income taxes  Taxes other than income taxes increased $6 million for the six months ended June 30, 2012 compared with the prior-year period primarily because of higher property tax rates in the current period.

Interest charges, net of allowance for borrowed funds used during construction  Interest charges, net of allowance for borrowed funds used during construction, decreased $11 million for the six months ended June 30, 2012 compared with the prior-year period primarily because of lower debt balances and lower interest rates in the current period.

Income taxes  Income taxes were $28 million higher for the six months ended June 30, 2012 compared with the prior-year period primarily due to higher pre-tax income in the current period.

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

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At June 30, 2012, APS’s common equity ratio, as defined, was 55%.  Its total shareholder equity was approximately $3.9 billion, and total capitalization was approximately $7.1 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $2.8 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Many of APS’s current capital expenditure projects qualify for bonus depreciation.  The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 includes provisions making qualified property placed into service after September 8, 2010 and before January 1, 2012 eligible for 100% bonus depreciation for federal income tax purposes.  In addition, qualified property placed into service in 2012 is eligible for 50% bonus depreciation for federal income tax purposes.  These provisions of the recent tax legislation are expected to generate approximately $400-450 million of cash tax benefits for APS through accelerated depreciation.  It is anticipated that these cash benefits will be fully realized by APS by the end of 2013, with a majority of the benefit realized in 2012.  The cash generated is an acceleration of tax benefits that APS would have otherwise received over 20 years.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the six months ended June 30, 2012 and 2011 (dollars in millions):

Pinnacle West Consolidated

	Six Months Ended June 30,		Net
	2012	2011	Change
Net cash flow provided by operating activities	$459	$436	$23
Net cash flow used for investing activities	(415)	(328)	(87)
Net cash flow used for financing activities	(66)	(126)	60
Net decrease in cash and cash equivalents	$(22)	$(18)	$(4)

Arizona Public Service Company

	Six Months Ended June 30,		Net
	2012	2011	Change
Net cash flow provided by operating activities	$467	$456	$11
Net cash flow used for investing activities	(415)	(340)	(75)
Net cash flow used for financing activities	(69)	(130)	61
Net decrease in cash and cash equivalents	$(17)	$(14)	$(3)

Operating Cash Flows

Six-month period ended June 30, 2012 compared with six-month period ended June 30, 2011.  Pinnacle West’s consolidated net cash provided by operating activities was $459 million in 2012, compared to $436 million in 2011, an increase of $23 million in net cash provided.  The increase is primarily related to changes in working capital and a net $9 million change in collateral and margin posted due to the issuance of a letter of credit to support collateral obligations and the expiration of prior hedge contracts, partially offset by changes in commodity prices.

Other.  Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension obligation.  Under ERISA, the qualified pension plan was 89% funded as of January 1, 2011 and 84% funded as of January 1, 2012.  The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We expect to contribute to our pension plan approximately $65 million in 2012 (of which $15 million was contributed in July 2012), approximately $150 million in 2013 and approximately $160 million in 2014.  The contributions to our other postretirement benefit plans for 2012, 2013 and 2014 are expected to be approximately $20 million each year.

The $70 million long-term income tax receivable on the Condensed Consolidated Balance Sheets represents the anticipated refunds related to an APS tax accounting method change approved by the IRS in the third quarter of 2009.  This amount is classified as long-term, as there remains uncertainty regarding the timing of this cash receipt.  Further clarification of the timing is expected from the IRS within the next twelve months.

Investing Cash Flows

Six-month period ended June 30, 2012 compared with six-month period ended June 30, 2011.  Pinnacle West’s consolidated net cash used for investing activities was $415 million in 2012, compared to $328 million in 2011, an increase of $87 million in net cash used.  The increase in net cash used for investing activities is primarily due to an increase of approximately $33 million in capital expenditures and the absence of $55 million in proceeds from the sale of life insurance policies in 2011.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures

(dollars in millions)

	Estimated for the Year Ended December 31,
	2012	2013	2014
APS
Generation:
Nuclear Fuel	$73	$80	$85
Renewables	196	222	124
Environmental	12	64	89
Four Corners Units 4 and 5	294	—	—
Other Generation	141	120	243
Distribution	241	268	287
Transmission	122	123	168
Other (a)	36	50	61
Total APS	$1,115	$927	$1,057

(a)                                  Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  Included under Renewables is the AZ Sun Program, which reflects capital funding from the 2012 RES implementation plan, which was approved by the ACC on December 14, 2011.  For purposes of this table, we have assumed the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shutdown of Units 1-3, as discussed in the “Overview” section above.  As a result, we included the $294 million purchase price under Generation and have not included environmental expenditures for Units 1-3.  We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require modification to our environmental expenditures.

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

Financing Cash Flows and Liquidity

Six-month period ended June 30, 2012 compared with six-month period ended June 30, 2011.  Pinnacle West’s consolidated net cash used for financing activities was $66 million in 2012, compared to $126 million in 2011, a decrease of $60 million in net cash used.  The decrease in net cash used for financing activities is primarily due to $109 million of short-term debt borrowings at APS in 2012, a portion of which was used to repay $57 million of long-term debt repayments, net of issuances of long-term debt (see below).

Significant Financing Activities.  On June 20, 2012, the Pinnacle West Board of Directors declared a quarterly dividend of $0.525 per share of common stock, payable on September 4, 2012, to shareholders of record on August 1, 2012.

On January 13, 2012, APS issued $325 million of 4.50% unsecured senior notes that mature on April 1, 2042.  The net proceeds from the sale were used along with other funds to repay at maturity APS’s $375 million aggregate principal amount of 6.50% senior notes on March 1, 2012.

On May 1, 2012, pursuant to the mandatory tender provision, APS purchased all $32 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project), 2009 Series B, due 2029.  On June 1, 2012 we remarketed these bonds.  Currently, the interest rate on these bonds is reset daily by a remarketing agent.  The daily rate at June 30, 2012 was 0.17%.  Additionally, the bonds are supported by a letter of credit.  These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets at June 30, 2012 and were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2011.

On June 1, 2012, pursuant to the mandatory tender provision, APS changed the interest rate mode for the approximately $38 million of Navajo County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series A.  The new term rate period for these bonds commenced on June 1, 2012, and ends, subject to a mandatory tender, on May 29, 2014.  During this time, the bonds will bear interest at a rate of 1.25% per annum.  These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets at June 30, 2012 and were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2011.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

At June 30, 2012, Pinnacle West’s $200 million credit facility, which matures in November 2016, was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At June 30, 2012, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

At June 30, 2012, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in February 2015, and a $500 million facility that matures in November 2016.  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At June 30, 2012, APS had commercial paper borrowings of $109 million, and no outstanding borrowings or letters of credit under these facilities.

See “Financial Assurances” in Note 10 for a discussion of APS’s separate outstanding letters of credit.

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

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At June 30, 2012, the ratio was approximately 48% for Pinnacle West and 47% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of July 27, 2012 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient liquidity to cover a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	Baa2	BBB	BBB
Commercial paper	P-3	A-2	F3
Outlook	Stable	Positive	Stable

APS
Corporate credit rating	Baa1	BBB	BBB
Senior unsecured	Baa1	BBB	BBB+
Secured lease obligation bonds	Baa1	BBB	BBB+
Commercial paper	P-2	A-2	F3
Outlook	Stable	Positive	Stable

Off-Balance Sheet Arrangements

See Note 7 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Financial Assurances

See “Financial Assurances” in Note 10 for a discussion of APS’s outstanding letters of credit.  Pinnacle West has also issued parental guarantees and surety bonds for APS which were not material at June 30, 2012.

Contractual Obligations

As of June 30, 2012, certain contractual obligations have increased approximately $0.3 billion from December 31, 2011 as discussed in the 2011 Form 10-K.  As of June 30, 2012, the updated contractual obligations are as follows (dollars in billions):

Year	2012	2013-2014	2015-2016	Thereafter	Total
Fuel and purchased power commitments	$0.3	$1.0	$1.1	$6.8	$9.2
Renewable energy credits	0.1	—	0.1	0.5	0.7

Changes have also occurred relating to long-term debt payments and interest.  See Note 2 for a discussion of these changes.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the six months ended June 30, 2012 and 2011 (dollars in millions):

	Six Months Ended June 30,
	2012	2011
Mark-to-market of net positions at beginning of period	$(222)	$(239)
Recognized in earnings (a):
Change in mark-to-market losses for future period deliveries	3	—
Decrease (increase) in regulatory asset	24	13
Recognized in OCI:
Change in mark-to-market gains (losses) for future period deliveries (b)	(37)	(15)
Mark-to-market losses realized during the period	37	40
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(195)	$(201)

(a)                                  Represents the amounts reflected in income after the effect of PSA deferrals.

(b)                                 The changes in mark-to-market recorded in OCI are due primarily to changes in forward natural gas prices.

The table below shows the fair value of maturities of our derivative contracts (dollars in millions and excluding margin and collateral) at June 30, 2012 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” in Item 8 of our 2011 Form 10-K and Note 14 for more discussion of our valuation methods.

Source of Fair Value	2012	2013	2014	2015	2016	Years thereafter	Total fair value
Observable prices provided by other external sources	$(75)	$(49)	$(22)	$(3)	$—	$—	$(149)
Prices based on unobservable inputs	(7)	(9)	(6)	(8)	(6)	(10)	(46)
Total by maturity	$(82)	$(58)	$(28)	$(11)	$(6)	$(10)	$(195)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 (dollars in millions):

	June 30, 2012 Gain (Loss)		December 31, 2011 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Earnings (a)
Electricity	$—	$—	$1	$(1)
Natural gas	—	—	—	—
Regulatory asset (liability) or OCI (b)	10	(10)	—	—
Electricity	—	—	5	(5)
Natural gas	28	(28)	27	(27)
Total	$38	$(38)	$33	$(33)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

(b)           Changes in Internal Control Over Financial Reporting

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                           LEGAL PROCEEDINGS

See “Environmental Matters” in Item 5 below and in Part II, Item 5 of the Pinnacle West/APS Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and “Business of Arizona Public Service Company – Environmental Matters” in Item 1 of the 2011 Form 10-K in regard to pending or threatened litigation or other disputes.

See Note 3 for ACC and FERC-related matters.

See Note 10 for information regarding FERC proceedings on Pacific Northwest energy market issues, environmental and climate change lawsuits, a Superfund matter and matters related to a September 2011 power outage.

Item 1A.                                                  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A – Risk Factors in the 2011 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2011 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 5.                                                           OTHER INFORMATION

During the first quarter of 2012, we adopted amended guidance on the presentation of comprehensive income.  See Note 16.  The following unaudited information presents retrospective application of this new guidance to the consolidated financial statements of Pinnacle West Capital Corporation, and the consolidated financial statements of Arizona Public Service Company, as a separate comprehensive income statement for the years ended December 31, 2011, 2010, and 2009.

PINNACLE WEST CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

NET INCOME	$366,940	$370,209	$72,764

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $37,389, $61,348 and $61,329	(57,271)	(93,939)	(93,996)
Reclassification of net realized loss, net of tax benefit of $46,288, $48,453 and $72,877	70,902	74,287	112,452
Pension and other postretirement benefits activity, net of tax benefit of $3,935, $5,608 and $2,264	(6,026)	(8,528)	(3,345)
Total other comprehensive income (loss)	7,605	(28,180)	15,111

COMPREHENSIVE INCOME	374,545	342,029	87,875
Less: Comprehensive income attributable to noncontrolling interests	27,467	20,156	4,434

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$347,078	$321,873	$83,441

ARIZONA PUBLIC SERVICE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

NET INCOME	$363,773	$355,826	$270,434

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $37,397, $61,358 and $61,317	(57,262)	(93,929)	(94,008)
Reclassification of net realized loss, net of tax benefit of $46,298, $48,462 and $73,261	70,891	74,278	112,068
Pension and other postretirement benefits activity, net of tax benefit of $1,910, $4,493 and $1,361	(2,925)	(6,848)	(2,154)
Total other comprehensive income (loss)	10,704	(26,499)	15,906

COMPREHENSIVE INCOME	374,477	329,327	286,340
Less: Comprehensive income attributable to noncontrolling interests	27,524	20,163	19,209

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$346,953	$309,164	$267,131

Environmental Matters

Climate Change

Regulatory Initiatives.  In December 2009, the EPA determined that greenhouse gas emissions endanger public health and welfare.  This determination was made in response to a 2007 United States Supreme Court ruling that greenhouse gases fit within the Clean Air Act’s broad definition of “air pollutant” and, as a result, the EPA has the authority to regulate greenhouse gas emissions of new motor vehicles under the Clean Air Act.  As a result of this “endangerment finding,” the EPA determined that the Clean Air Act required new regulatory requirements for new and modified major greenhouse gas emitting sources, including power plants.  On June 3, 2010, the EPA issued a rule under the Clean Air Act, known as the “tailoring rule,” establishing new greenhouse gas emissions thresholds that determine when sources, including power plants, must obtain air operating permits or New Source Review permits.  “New Source Review” is a pre-construction permitting program under the Clean Air Act that requires analysis of pollution controls prior to building a new stationary source or making major modifications to an existing stationary source.  The tailoring rule became effective on August 2, 2010 and it became applicable to power plants on January 2, 2011.  Several groups filed lawsuits challenging the EPA’s endangerment finding and the tailoring rule, but on June 26, 2012, the United States Court of Appeals for the District of Columbia Circuit issued its decision upholding the rules.

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

The Four Corners and Navajo Generating Station participants’ obligations to comply with the EPA’s final BART determinations (and the Cholla Power Plant’s (“Cholla”) obligations to comply with Arizona Department of Environmental Quality’s (“ADEQ”) and EPA’s determinations), coupled with the financial impact of potential future climate change legislation, other environmental regulations, and other business considerations, could jeopardize the economic viability of these plants or the ability of individual participants to continue their participation in these plants.

Cholla.  In 2007, ADEQ required APS to perform a BART analysis for Cholla pursuant to the Clean Air Visibility Rule.  APS completed the BART analysis for Cholla and submitted its BART recommendations to ADEQ on February 4, 2008.  The recommendations include the installation of certain pollution control equipment that APS believes constitutes BART.  ADEQ reviewed APS’s recommendations and submitted its proposed BART State Implementation Plan (“SIP”) for Cholla and other sources within the state on March 2, 2011.

On December 2, 2011, the EPA provided notice of a proposed consent decree to address a lawsuit filed by a number of environmental organizations, which alleged that the EPA failed to promulgate Federal Implementation Plans (“FIPs”) for states that have not yet submitted all or part of the required regional haze SIPs.  In accordance with the consent decree, on July 2, 2012, EPA issued a proposed BART rule applicable to Cholla proposing to approve ADEQ’s BART emissions limits for sulfur dioxide and particulate emissions, but proposing to disapprove ADEQ’s BART emissions limits for oxides of nitrogen (“NOx”), for which EPA is proposing to promulgate a FIP.  If finalized as proposed (the consent decree establishes a final promulgation deadline of November 15, 2012), EPA’s FIP would establish a new, more stringent NOx emissions rate for the two BART-eligible Cholla units owned by APS.  In order to comply with this new rate, APS would be required to install selective catalytic reduction technology on both units.  APS’s total costs for these post-combustion controls would be approximately $182 million, which is not included in our current environmental estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Item 2.  Under the proposed rule, APS would have five years to complete installation of the equipment and achieve the BART emissions limits.  The EPA extended the original public comment period for this proposed BART rule, which now ends on September 18, 2012.  APS cannot currently predict the content of the final rule or the impact these extension requests may have on timing of the final rule.

Endangered Species Act.  On January 30, 2011, the Center for Biological Diversity, Diné Citizens Against Ruining Our Environment, and San Juan Citizens Alliance filed a lawsuit in the United States District Court for the District of Colorado against the Office of Surface Mining Reclamation and Enforcement (“OSM”) and the DOI, alleging that OSM failed to engage in mandatory Endangered Species Act (“ESA”) consultation with the Fish and Wildlife Service prior to authorizing the renewal of an operating permit for the mine that serves Four Corners.  The lawsuit alleged that activities at the mine, including mining and the disposal of coal combustion residuals, would adversely affect several endangered species and their critical habitats.  APS is not a party to the lawsuit but is monitoring it to determine its potential impact on APS’s operations.  On March 14, 2012, the district court entered an order dismissing the plaintiffs’

lawsuit without prejudice.  On May 14, 2012, the plaintiffs appealed the court’s order to the United States Court of Appeals for the Tenth Circuit.

Water Supply

Assured supplies of water are important for APS’s generating plants.  Conflicting claims to limited amounts of water in the southwestern United States have resulted in numerous court actions, which, in addition to future supply conditions, have the potential to impact APS operations.

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

A number of parties, including APS, the Navajo Nation, the Hopi Tribe, and other claimants in the Little Colorado River Adjudication have been engaged in settlement negotiations to resolve competing water claims.  On June 3, 2011, counsel for all the parties to the settlement discussions, including APS, signed, on behalf of their respective clients, a document expressing their agreement to recommend that the settlement be approved by their respective clients.  However, on July 5, 2012, the Navajo Nation Council voted not to approve the settlement agreement and to oppose various provisions of the federal legislation, which would implement the agreement.  As a result, we do not know when, or if, there will be a settlement among claimants in the Little Colorado River Adjudication.

Although the above matters remain subject to further evaluation, APS does not expect that the described litigation or settlement will have a material adverse impact on its financial position, results of operations or cash flows.

Nuclear Industry Matters

On June 8, 2012, the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high level nuclear waste and spent nuclear fuel.  The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision.

Previous versions of the Waste Confidence Decision had expressed the NRC’s confidence, in a generic fashion, that high level nuclear waste and spent nuclear fuel could be safely stored on the sites of the country’s commercial nuclear power plants until a mined geologic repository becomes available.

The D.C. Circuit found that the agency’s 2010 Waste Confidence Decision update constituted a major federal action, which, consistent with the National Environmental Policy Act (“NEPA”), requires either an environmental impact statement or a finding of no significant impact from the agency’s actions.  The D.C. Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action consistent with NEPA.  The NRC has not announced its intentions regarding the D.C. Circuit’s decision; therefore, APS is unable to predict the impact that the decision may have on its operation of Palo Verde.

Item 6.                                                           EXHIBITS

(a)           Exhibits

Exhibit No.	Registrant(s)	Description

10.1	APS	Supplemental Agreement dated June 19, 2012 between APS and Randall K. Edington

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Pinnacle West APS	XBRL Instance Document

101.SCH*	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

Exhibit No.	Registrant(s)	Description
101.CAL*	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

*Furnished herewith as an Exhibit.

In addition, Pinnacle West and APS hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation §229.10(d) by reference to the filings set forth below:

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit(1)	Date Filed

3.1	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 19, 2010	3.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-3-10

3.2	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-7-08

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form S-3 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.4	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5-22-12

3.5	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File Nos. 1-8962 and 1-4473	2-20-09

(1)  Reports filed under File Nos. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated: August 2, 2012	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated: August 2, 2012	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)