Form 10-Q
period 2012-09-30
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2012-11-02
CIK 7286, 764622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of October 29, 2012: 109,699,804
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of October 29, 2012: 71,264,947

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”), Part II, Item 1A of this report and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:

•                              our ability to manage capital expenditures and operations and maintenance costs while maintaining reliability and customer service levels;

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

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,
	2012	2011

OPERATING REVENUES	$1,109,475	$1,124,841
OPERATING EXPENSES
Fuel and purchased power	302,894	337,896
Operations and maintenance	220,729	210,035
Depreciation and amortization	100,353	106,350
Taxes other than income taxes	36,507	34,223
Other expenses	1,022	1,320
Total	661,505	689,824
OPERATING INCOME	447,970	435,017
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	5,708	7,378
Other income (Note 11)	420	441
Other expense (Note 11)	(5,696)	(3,052)
Total	432	4,767
INTEREST EXPENSE
Interest charges	52,242	62,034
Allowance for borrowed funds used during construction	(3,830)	(6,939)
Total	48,412	55,095
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	399,990	384,689
INCOME TAXES	147,116	131,416
INCOME FROM CONTINUING OPERATIONS	252,874	253,273
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $(7) and $6,216 (Note 13)	(11)	9,512
NET INCOME	252,863	262,785
Less: Net income attributable to noncontrolling interests (Note 7)	8,040	7,426
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$244,823	$255,359

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	109,555	109,128
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	110,655	109,861

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$2.23	$2.25
Net income attributable to common shareholders — basic	2.23	2.34
Income from continuing operations attributable to common shareholders — diluted	2.21	2.24
Net income attributable to common shareholders — diluted	2.21	2.32

DIVIDENDS DECLARED PER SHARE	$—	$—

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$244,834	$245,838
Discontinued operations, net of tax	(11)	9,521
Net income attributable to common shareholders	$244,823	$255,359

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2012	2011

NET INCOME	$252,863	$262,785

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $47 and $10,055	(72)	(15,402)
Reclassification of net realized loss, net of tax benefit of $19,543 and $23,361	29,935	35,783
Pension and other postretirement benefits activity, net of tax expense of $640 and $489	980	750
Total other comprehensive income	30,843	21,131

COMPREHENSIVE INCOME	283,706	283,916
Less: Comprehensive income attributable to noncontrolling interests	8,040	7,426

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$275,666	$276,490

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Nine Months Ended September 30,
	2012	2011

OPERATING REVENUES	$2,608,682	$2,573,487

OPERATING EXPENSES
Fuel and purchased power	783,926	793,952
Operations and maintenance	647,628	675,654
Depreciation and amortization	301,068	319,550
Taxes other than income taxes	120,271	112,002
Other expenses	5,323	4,536
Total	1,858,216	1,905,694
OPERATING INCOME	750,466	667,793
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	15,639	18,697
Other income (Note 11)	1,357	2,630
Other expense (Note 11)	(12,433)	(7,921)
Total	4,563	13,406
INTEREST EXPENSE
Interest charges	162,209	183,251
Allowance for borrowed funds used during construction	(10,428)	(14,371)
Total	151,781	168,880
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	603,248	512,319
INCOME TAXES	219,160	176,229
INCOME FROM CONTINUING OPERATIONS	384,088	336,090
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $(1,047) and $7,121 (Note 13)	(1,595)	10,860
NET INCOME	382,493	346,950
Less: Net income attributable to noncontrolling interests (Note 7)	23,582	20,041
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$358,911	$326,909

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	109,449	109,003
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	110,420	109,683

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$3.29	$2.90
Net income attributable to common shareholders — basic	3.28	3.00
Income from continuing operations attributable to common shareholders — diluted	3.26	2.88
Net income attributable to common shareholders — diluted	3.25	2.98

DIVIDENDS DECLARED PER SHARE	$1.575	$1.575

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$360,515	$316,001
Discontinued operations, net of tax	(1,604)	10,908
Net income attributable to common shareholders	$358,911	$326,909

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011

NET INCOME	$382,493	$346,950

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $14,817 and $16,113	(22,696)	(24,679)
Reclassification of net realized loss, net of tax benefit of $34,361 and $39,213	52,632	60,065
Pension and other postretirement benefits activity, net of tax expense of $1,797 and $1,853	2,752	2,838
Total other comprehensive income	32,688	38,224

COMPREHENSIVE INCOME	415,181	385,174
Less: Comprehensive income attributable to noncontrolling interests	23,582	20,041

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$391,599	$365,133

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$79,479	$33,583
Customer and other receivables	365,309	284,183
Accrued unbilled revenues	136,425	125,239
Allowance for doubtful accounts	(4,297)	(3,748)
Materials and supplies (at average cost)	219,026	204,387
Fossil fuel (at average cost)	31,234	22,000
Deferred income taxes	95,487	130,571
Income tax receivable (Note 6)	—	6,466
Assets from risk management activities (Note 8)	26,257	30,264
Deferred fuel and purchased power regulatory asset (Note 3)	67,910	27,549
Other regulatory assets (Note 3)	53,960	69,072
Other current assets	28,062	26,904
Total current assets	1,098,852	956,470

INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 8)	38,449	49,322
Nuclear decommissioning trust (Note 15)	566,960	513,733
Other assets	62,428	64,588
Total investments and other assets	667,837	627,643

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	14,116,015	13,753,971
Accumulated depreciation and amortization	(4,901,833)	(4,709,991)
Net	9,214,182	9,043,980
Construction work in progress	587,826	496,745
Palo Verde sale leaseback, net of accumulated depreciation (Note 7)	129,962	132,864
Intangible assets, net of accumulated amortization	152,665	170,571
Nuclear fuel, net of accumulated amortization	139,873	118,098
Total property, plant and equipment	10,224,508	9,962,258

DEFERRED DEBITS
Regulatory assets (Note 3)	1,250,792	1,352,079
Income tax receivable (Note 6)	69,953	68,633
Other	148,344	143,935
Total deferred debits	1,469,089	1,564,647

TOTAL ASSETS	$13,460,286	$13,111,018

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2012	December 31, 2011
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$231,151	$326,987
Accrued taxes (Note 6)	190,188	120,289
Accrued interest	50,890	54,872
Current maturities of long-term debt	90,360	477,435
Customer deposits	76,853	72,176
Liabilities from risk management activities (Note 8)	56,263	53,968
Regulatory liabilities (Note 3)	96,362	88,362
Other current liabilities	157,281	148,616
Total current liabilities	949,348	1,342,705

LONG-TERM DEBT LESS CURRENT MATURITIES
Long-term debt less current maturities	3,281,531	2,953,507
Palo Verde sale leaseback lessor notes less current maturities (Note 7)	57,420	65,547
Total long-term debt less current maturities	3,338,951	3,019,054

DEFERRED CREDITS AND OTHER
Deferred income taxes	2,115,316	1,925,388
Regulatory liabilities (Note 3)	746,754	737,332
Liability for asset retirements	294,524	279,643
Liabilities for pension and other postretirement benefits (Note 4)	1,206,150	1,268,910
Liabilities from risk management activities (Note 8)	81,244	82,495
Customer advances	105,941	116,805
Coal mine reclamation	118,601	117,896
Unrecognized tax benefits (Note 6)	69,791	72,270
Other	248,082	217,934
Total deferred credits and other	4,986,403	4,818,673

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 9)
Common stock, no par value	2,456,107	2,444,247
Treasury stock	(1,440)	(4,717)
Total common stock	2,454,667	2,439,530
Retained earnings	1,721,050	1,534,483
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(62,695)	(65,447)
Derivative instruments	(56,780)	(86,716)
Total accumulated other comprehensive loss	(119,475)	(152,163)
Total shareholders’ equity	4,056,242	3,821,850
Noncontrolling interests (Note 7)	129,342	108,736
Total equity	4,185,584	3,930,586

TOTAL LIABILITIES AND EQUITY	$13,460,286	$13,111,018

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$382,493	$346,950
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of energy-related products and services business	—	(10,404)
Depreciation and amortization including nuclear fuel	360,570	370,107
Deferred fuel and purchased power	51,533	30,965
Deferred fuel and purchased power amortization	(91,894)	(121,018)
Allowance for equity funds used during construction	(15,639)	(18,697)
Deferred income taxes	206,501	131,582
Change in derivative instruments fair value	(943)	1,861
Changes in current assets and liabilities:
Customer and other receivables	(76,697)	(47,410)
Accrued unbilled revenues	(11,186)	(80,877)
Materials, supplies and fossil fuel	(23,873)	(25,532)
Other current assets	(10,035)	(1,581)
Accounts payable	(69,776)	29,340
Accrued taxes and income tax receivable — net	76,365	89,534
Other current liabilities	17,071	30,300
Change in margin and collateral accounts — assets	1,980	33,591
Change in margin and collateral accounts — liabilities	114,579	85,785
Change in unrecognized tax benefits	(3,554)	12,123
Change in other long-term assets	(15,205)	(10,678)
Change in other long-term liabilities	37,181	74,565
Net cash flow provided by operating activities	929,471	920,506

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(670,684)	(643,261)
Contributions in aid of construction	41,451	36,351
Allowance for borrowed funds used during construction	(10,428)	(14,371)
Proceeds from sale of energy-related products and services business	—	45,111
Proceeds from nuclear decommissioning trust sales	295,126	405,637
Investment in nuclear decommissioning trust	(308,063)	(417,957)
Proceeds from sale of life insurance policies	—	55,444
Other	(520)	(1,246)
Net cash flow used for investing activities	(653,118)	(534,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	351,081	470,353
Repayment of long-term debt	(421,703)	(228,457)
Short-term borrowings and payments — net	—	(16,600)
Dividends paid on common stock	(167,074)	(166,197)
Common stock equity issuance	9,684	14,953
Distributions to noncontrolling interests	(2,630)	(2,610)
Other	185	(3,132)
Net cash flow provided by (used for) financing activities	(230,457)	68,310

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,896	454,524

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,583	110,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,479	$564,712
Supplemental disclosure of cash flow information Cash paid during the period for:
Income taxes, net of (refunds)	$(651)	$5,676
Interest, net of amounts capitalized	$152,582	$163,250

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

The following tables show the impact of the reclassifications to prior year (previously reported) amounts (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income for the Three Months Ended September 30, 2011	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassifications to conform to current year presentation
Operating Revenues
Regulated electricity segment	$1,124,049	$(1,124,049)	$—
Other revenues	792	(792)	—
Operating revenues	—	1,124,841	1,124,841

Statement of Income for the Nine Months Ended September 30, 2011	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassifications to conform to current year presentation
Operating Revenues
Regulated electricity segment	$2,570,692	$(2,570,692)	$—
Other revenues	2,795	(2,795)	—
Operating revenues	—	2,573,487	2,573,487

Statement of Cash Flows for the Nine Months Ended September 30, 2011	As previously reported	Reclassifications to conform to current year presentation	Amount reported after reclassifications to conform to current year presentation
Cash Flows from Investing Activities
Proceeds from sale of commercial real estate investments	$1,100	$(1,100)	$—
Other	(2,346)	1,100	(1,246)

2.                                      Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West

At September 30, 2012, Pinnacle West’s $200 million credit facility, which matures in November 2016, was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At September 30, 2012, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

APS

On January 13, 2012, APS issued $325 million of 4.50% unsecured senior notes that mature on April 1, 2042.  The net proceeds from the sale were used along with other funds to repay at maturity APS’s $375 million aggregate principal amount of 6.50% senior notes on March 1, 2012.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2012, pursuant to the mandatory tender provision, APS purchased all $32 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project), 2009 Series B, due 2029.  On June 1, 2012 we remarketed these bonds.  Currently, the interest rate on these bonds is reset daily by a remarketing agent.  The daily rate at September 30, 2012 was 0.20% per annum.  Additionally, the bonds are supported by a letter of credit.  These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2012 and were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2011.

On June 1, 2012, pursuant to the mandatory tender provision, APS changed the interest rate mode for the approximately $38 million of Navajo County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series A.  The new term rate period for these bonds commenced on June 1, 2012, and ends, subject to a mandatory tender, on May 29, 2014.  During this time, the bonds will bear interest at a rate of 1.25% per annum.  These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2012 and were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2011.

On November 1, 2012 APS redeemed at par all $90 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project) 2002 Series A, due 2029.  The bonds were reflected as long-term debt on our Condensed Consolidated Balance Sheets as of September 30, 2012.

At September 30, 2012, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in February 2015, and a $500 million facility that matures in November 2016.  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2012, APS had no outstanding borrowings or outstanding letters of credit under these credit facilities, nor did it have any commercial paper borrowings.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Fair Value

Our long-term debt fair value estimates are based on quoted market prices for the same or similar issues, and are classified within Level 2 of the fair value hierarchy.  See Note 14 for discussion of the fair value hierarchy.  The following table represents the estimated fair value of our long-term debt, including current maturities (dollars in millions):

	As of September 30, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Pinnacle West	$125	$125	$125	$123
APS	3,304	3,817	3,371	3,803
Total	$3,429	$3,942	$3,496	$3,926

Debt Provisions

An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2012, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.2 billion, and total capitalization was approximately $7.4 billion.  APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.0 billion, assuming APS’s total capitalization remains the same.  Since APS was in compliance with this common equity ratio requirement, this restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

3.                                      Regulatory Matters

Retail Rate Case Filing with the Arizona Corporation Commission

On June 1, 2011, APS filed an application with the ACC for a net retail base rate increase of $95.5 million.  APS requested that the increase become effective July 1, 2012.  The request would have increased the average retail customer bill approximately 6.6%.  On January 6, 2012, APS and other parties to the general retail rate case entered into an agreement (the “Settlement Agreement”) detailing the terms upon which the parties agreed to settle the rate case.  On May 15, 2012, the ACC approved the Settlement Agreement without material modifications.

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

On June 29, 2012, APS filed its annual RES implementation plan, covering the 2013-2017 timeframe and requesting 2013 RES funding of $92.8 million to $102.4 million.  The budget range stems from options related to distributed energy.  The first option involves no new incentives for distributed energy.  The second option would offer incentives for residential photovoltaic distributed energy beginning where 2012 incentives end and stepping down gradually based upon market participation.  APS’s filing also proposed a system of establishing compliance with distributed energy requirements that depends upon tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  Further, APS described its Community Solar program, a utility-owned 25 MW program that will be split into 3 to 7 separate projects throughout communities in APS’s service territory (this is the 25 MW program described in clause (iv) of the preceding paragraph).  APS expects a decision from the ACC around year end.

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

On June 1, 2011, APS filed its 2012 Demand Side Management Implementation Plan consistent with the ACC’s Electric Energy Efficiency Standards, which became effective January 1, 2011.  The 2012 requirement under such standards is for cumulative energy efficiency savings of 3% of APS retail sales for the prior year.  This energy savings requirement is slightly higher than the goal established by the 2008 retail rate case settlement agreement (2.75% of total energy resources for the same two-year period).  The ACC issued an order on April 4, 2012 approving recovery of approximately $72 million of APS’s energy efficiency and demand side management program costs over a twelve-month period beginning March 1, 2012.  This amount does not include $10 million already being recovered in general retail base rates.

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

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.

The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2012 and 2011 (dollars in millions):

	Nine Months Ended September 30,
	2012	2011
Beginning balance	$28	$(58)
Deferred fuel and purchased power costs — current period	(52)	(31)
Amounts credited to customers	92	121
Ending balance	$68	$32

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the formula.  Approximately $38 million of this revenue increase relates to Retail Transmission Charges.  The ACC approved the related increase of APS’s TCA rate on June 21, 2011 and it became effective on July 1, 2011.

Effective June 1, 2012, APS’s annual wholesale transmission rates for all users of its transmission system increased by approximately $16 million for the twelve-month period beginning June 1, 2012 in accordance with the FERC-approved formula.  Because of higher relative system demand by APS’s retail customers, the approximately $16 million increase reflects roughly a $2 million decrease for wholesale customers and an $18 million increase for APS retail customers.

On May 14, 2012, APS filed an application with the ACC to implement the FERC-approved transmission rates for retail customers.  On July 18, 2012, the ACC approved the application authorizing the implementation of the FERC-approved transmission rates for retail customers, which became effective August 2012.

As part of APS’s proposed acquisition of Southern California Edison’s (“SCE”) interest in Units 4 and 5 of Four Corners, APS and SCE agreed that upon closing of the acquisition (or in 2016 if the closing does not occur), the companies will terminate an existing agreement that provides transmission capacity for SCE to transmit its portion of the output from Four Corners to California.  On October 1, 2012, APS filed a request with FERC seeking authorization to cancel the existing agreement and defer a $40 million payment to be made by APS associated with the termination and recover the payment through amortization over a 29-year period.  APS expects a decision from FERC before the end of 2012.  We believe these costs are recoverable, but cannot predict whether FERC will approve our request; however, if the recovery is disallowed by FERC, APS would record a charge to its results of operations at the time of the disallowance.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in millions):

	September 30, 2012		December 31, 2011
	Current	Non-Current	Current	Non-Current
Pension and other postretirement benefits	$—	$939	$—	$1,023
Income taxes — allowance for funds used during construction (“AFUDC”) equity	3	91	3	81
Deferred fuel and purchased power — mark-to-market (Note 8)	11	16	43	34
Transmission vegetation management	9	25	9	32
Coal reclamation	8	26	2	35
Palo Verde VIEs (Note 7)	—	37	—	35
Deferred compensation	—	35	—	33
Deferred fuel and purchased power (a)	68	—	28	—
Tax expense of Medicare subsidy	2	17	2	18
Loss on reacquired debt	1	18	1	19
Income taxes — investment tax credit basis adjustment	1	17	—	15
Pension and other postretirement benefits deferral	8	15	—	12
Demand side management (a)	—	—	7	1
Other	11	15	2	14
Total regulatory assets (b)	$122	$1,251	$97	$1,352

(a)                                 See “Cost Recovery Mechanisms” discussion above.

(b)                                 There are no regulatory assets for which the ACC has allowed recovery of costs but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in “Transmission Rates and Transmission Cost Adjustor.”

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in millions):

	September 30, 2012		December 31, 2011
	Current	Non-Current	Current	Non-Current
Removal costs (a)	$28	$328	$22	$349
Asset retirement obligations	—	258	—	225
Renewable energy standard (b)	47	—	54	—
Income taxes — change in rates	—	59	—	59
Spent nuclear fuel	9	38	5	44
Deferred gains on utility property	2	13	2	14
Income taxes- deferred investment tax credit	1	35	1	30
Demand side management (b)	8	—	—	—
Other	1	16	4	16
Total regulatory liabilities	$96	$747	$88	$737

(a)           In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal.

(b)           See “Cost Recovery Mechanisms” discussion above.

4.             Retirement Plans and Other Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan, a non-qualified supplemental excess benefit retirement plan, and other postretirement benefit plans for the employees of Pinnacle West and our subsidiaries.  Pinnacle West uses a December 31 measurement date for its pension and other postretirement benefit plans.  The market-related value of our plan assets is their fair value at the measurement date.  See Note 14 for the fair value discussion of plan assets held in our retirement and other benefit plans.

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates were deferred as a regulatory asset for future recovery, pursuant to an ACC regulatory order.  We deferred pension and other postretirement benefit costs of approximately $3 million for the three months ended September 30, 2011, and approximately $14 million and $9 million for the nine months ended September 30, 2012 and 2011, respectively.  Pursuant to an ACC regulatory order, we began amortizing the regulatory asset in July 2012.  We amortized approximately $2 million for the three and nine months ended September 30, 2012. The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged or amortized to the regulatory asset) (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost - benefits earned during the period	$16	$14	$48	$43	$7	$5	$20	$17
Interest cost on benefit obligation	30	31	90	94	12	12	35	35
Expected return on plan assets	(35)	(33)	(106)	(100)	(12)	(10)	(34)	(31)
Amortization of:
Prior service cost	—	—	1	1	—	—	—	—
Net actuarial loss	11	7	33	19	5	4	15	11
Net periodic benefit cost	$22	$19	$66	$57	$12	$11	$36	$32
Portion of cost charged to expense	$12	$7	$25	$22	$7	$4	$13	$12

Contributions

We have contributed $65 million to our pension plan year to date in 2012.  The minimum contributions for the pension plan due in 2013 and 2014 under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) are estimated to be zero and $89 million, respectively.  However, we are currently evaluating future expected contributions considering the pension plan’s current funded status, discount rates, interest rates, investment returns and actual contributions made in prior years, among other factors, to determine the level to which future contributions may exceed these new minimum funding levels.  The contributions to our other postretirement benefit plans for 2012, 2013 and 2014 are expected to be approximately $20 million each year.

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

Financial data for the three and nine months ended September 30, 2012 and 2011 and at September 30, 2012 and December 31, 2011 is provided as follows (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Regulated electricity segment	$1,109	$1,124	$2,607	$2,571
All other	—	1	2	2
Total	$1,109	$1,125	$2,609	$2,573

Net income attributable to common shareholders:
Regulated electricity segment	$246	$246	$364	$318
All other (a)	(1)	9	(5)	9
Total	$245	$255	$359	$327

	As of September 30, 2012	As of December 31, 2011
Assets:
Regulated electricity segment	$13,426	$13,068
All other (a)	34	43
Total	$13,460	$13,111

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012, the tax year ended December 31, 2008 and all subsequent tax years remain subject to examination by the IRS.  With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2007.

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

As a result of consolidation, we eliminate rent expense and recognize depreciation and interest expense, resulting in an increase in net income for the three and nine months ended September 30, 2012 of $8 million and $24 million, respectively, entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders remains the same.  Consolidation of these VIEs also results in changes to our Condensed Consolidated Statements of Cash Flows, but does not impact net cash flows.

Our Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 include the following amounts relating to the VIEs (in millions):

	September 30, 2012	December 31, 2011
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$130	$133
Current maturities of long-term debt	26	31
Palo Verde sale leaseback lessor notes long-term debt excluding current maturities	57	66
Equity — Noncontrolling interests	129	108

Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders.  Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the lease.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the United States Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event had occurred as of September 30, 2012, APS would have been required to pay the noncontrolling equity participants approximately $142 million and assume $83 million of debt.  Since APS consolidates these VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets.

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

On June 1, 2012, we elected to discontinue cash flow hedge accounting treatment for the significant majority of our contracts that had previously been designated as accounting hedges.  This discontinuation is due to changes in PSA recovery (see Note 3), which now allows for 100% deferral of the unrealized gains and losses relating to these contracts.  For those contracts that were de-designated, all changes in fair value after May 31, 2012 are no longer recorded through other comprehensive income (“OCI”), but are deferred through the PSA.  The amounts previously recorded in accumulated OCI relating to these instruments will remain in accumulated OCI, and will transfer to earnings in the same period or periods during which the hedged transaction affects earnings or sooner if we determine it is probable that the forecasted transaction will not occur.  Cash flow hedge accounting treatment will continue for a limited number of contracts that are not subject to PSA recovery.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

significant majority of our contracts, after May 31, 2012, effectiveness testing is no longer being performed for these contracts.

Prior to the Settlement Agreement, for its regulated operations, APS deferred for future rate treatment approximately 90% of unrealized gains and losses on certain derivatives pursuant to the PSA mechanism that would otherwise be recognized in income.  Due to the Settlement Agreement, for its regulated operations, APS now defers for future rate treatment 100% of the unrealized gains and losses for delivery periods after June 30, 2012 on derivatives pursuant to the PSA mechanism that would otherwise be recognized in income.  Realized gains and losses on derivatives are deferred in accordance with the PSA to the extent the amounts are above or below the Base Fuel Rate (see Note 3).  Gains and losses from derivatives in the following tables represent the amounts reflected in income before the effect of PSA deferrals.

As of September 30, 2012, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	8,517	gigawatt hours
Gas	155	Bcfs (a)

(a)           “Bcf” is Billion Cubic Feet.

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Financial Statement	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	Location	2012	2011	2012	2011

Loss Recognized in OCI on Derivative Instruments (Effective Portion)	Other comprehensive loss - derivative instruments	$(119)	$(25,457)	$(37,513)	$(40,792)
Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion Realized) (a)	Fuel and purchased power	(49,478)	(59,144)	(86,993)	(99,278)
Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Fuel and purchased power	—	17	117	(147)

(a)           During the nine months ended September 30, 2012, we had $1.8 million of losses reclassified from accumulated other comprehensive income to earnings related to discontinued cash flow hedges.  There were no amounts reclassified in the third quarter of 2012 and in the 2011 periods related to discontinued cash flow hedges.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the next twelve months, we estimate that a net loss of $51 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, substantially all of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Financial Statement	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	Location	2012	2011	2012	2011

Net Gain Recognized in Income	Operating revenues	$258	$81	$19	$1,085

Net Gain (Loss) Recognized in Income	Fuel and purchased power	12,870	(13,219)	13,860	(25,138)
Total		$13,128	$(13,138)	$13,879	$(24,053)

Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets

The following table provides information about the fair value of our risk management activities reported on a gross basis.  Transactions with counterparties that have master netting arrangements are reported net on the Condensed Consolidated Balance Sheets.  These amounts are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.  Amounts are as of September 30, 2012 (dollars in thousands):

Commodity Contracts	Designated as Hedging Instruments	Not Designated as Hedging Instruments	Margin and Collateral Provided to Counterparties	Collateral Provided from Counterparties		Other (b)	Total
Current Assets	$—	$57,165	$320	$—		$(31,228)	$26,257
Investments and Other Assets	—	47,868	—	—		(9,419)	38,449
Total Assets	—	105,033	320	—		(40,647)	64,706

Current Liabilities	(1,092)	(117,325)	43,480	(13,145	)(a)	31,819	(56,263)
Deferred Credits and Other	(4,523)	(103,173)	17,033	—		9,419	(81,244)
Total Liabilities	(5,615)	(220,498)	60,513	(13,145)		41,238	(137,507)
Total	$(5,615)	$(115,465)	$60,833	$(13,145)		$591	$(72,801)

(a)           Collateral relates to non-derivative instruments or derivative instruments that qualify for a scope exception.

(b)           Other represents derivative instrument netting, option premiums, and other risk management contracts.

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

(b)           Other represents derivative instrument netting, option premiums, and other risk management contracts.

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including two counterparties for which our exposure represents approximately 82% of Pinnacle West’s $65 million of risk management assets as of September 30, 2012.  This exposure relates to long-term traditional wholesale contracts with counterparties that have high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our derivative instruments that have credit-risk-related contingent features at September 30, 2012 (dollars in millions):

September 30, 2012
Aggregate Fair Value of Derivative Instruments in a Net Liability Position	$226
Cash Collateral Posted	60
Additional Cash Collateral in the Event Credit-Risk Related Contingent Features were Fully Triggered (a)	104

(a)   This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features which could also require us to post additional collateral of approximately $183 million if our debt credit ratings were to fall below investment grade.

9.             Changes in Equity

The following tables show Pinnacle West’s changes in shareholders’ equity and changes in equity of noncontrolling interests for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Common Shareholders	Noncontrolling Interests	Total	Common Shareholders	Noncontrolling Interests	Total

Beginning balance, July 1	$3,778,035	$121,302	$3,899,337	$3,613,705	$101,905	$3,715,610

Net income	244,823	8,040	252,863	255,359	7,426	262,785
Other comprehensive income	30,843	—	30,843	21,131	—	21,131
Total comprehensive income	275,666	8,040	283,706	276,490	7,426	283,916

Issuance of capital stock	2,365	—	2,365	3,789	—	3,789
Reissuance (purchase) of treasury stock - net	(82)	—	(82)	537	—	537
Other (primarily stock compensation)	258	—	258	(436)	—	(436)
Net capital activities by noncontrolling interests	—	—	—	—	(421)	(421)
Ending balance, September 30	$4,056,242	$129,342	$4,185,584	$3,894,085	$108,910	$4,002,995

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Common Shareholders	Noncontrolling Interests	Total	Common Shareholders	Noncontrolling Interests	Total

Beginning balance, January 1	$3,821,850	$108,736	$3,930,586	$3,683,327	$91,899	$3,775,226

Net income	358,911	23,582	382,493	326,909	20,041	346,950
Other comprehensive income	32,688	—	32,688	38,224	—	38,224
Total comprehensive income	391,599	23,582	415,181	365,133	20,041	385,174

Issuance of capital stock	7,590	—	7,590	20,854	—	20,854
Reissuance (purchase) of treasury stock - net	3,277	—	3,277	(2,993)	—	(2,993)
Other (primarily stock compensation)	4,270	—	4,270	(606)	—	(606)
Dividends on common stock	(172,344)	—	(172,344)	(171,630)	—	(171,630)
Net capital activities by noncontrolling interests	—	(2,976)	(2,976)	—	(3,030)	(3,030)
Ending balance, September 30	$4,056,242	$129,342	$4,185,584	$3,894,085	$108,910	$4,002,995

10.          Commitments and Contingencies

Palo Verde Nuclear Generating Station

Spent Nuclear Fuel and Waste Disposal

APS currently estimates it will incur $122 million (in 2010 dollars) over the current life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel.  At September 30, 2012, APS had a regulatory liability of $47 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contractual Obligations

As of September 30, 2012, our contractual obligations for renewable energy credits increased approximately $215 million from December 31, 2011 as discussed in the 2011 Form 10-K.  As of September 30, 2012, the updated contractual obligations related to our renewable energy credits are as follows (dollars in millions):

Year	2012	2013	2014	2015	2016	Thereafter	Total
Renewable Energy Credits	$46	$39	$44	$44	$44	$573	$790

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

The first phase of the hearing is currently expected to commence in April 2013.  Although the FERC has not yet determined whether any refunds will ultimately be required, we do not expect that the resolution of these issues will have a material adverse impact on our financial position, results of operations or cash flows.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS and Pinnacle West have agreed with the EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with the EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan.  We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time we cannot accurately estimate our total expenditures.

Climate Change Lawsuit

In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a lawsuit in federal court in the Northern District of California against nine oil companies, fourteen power companies (including Pinnacle West), and a coal company, alleging that the defendants’ emissions of carbon dioxide contribute to global warming and constitute a public and private nuisance under both federal and state law.  The plaintiffs also allege that the effects of global warming will require the relocation of the village, and they are seeking an unspecified amount of monetary damages.  In June 2008, the defendants filed motions to dismiss the action, which were granted.  The plaintiffs filed an appeal with the Ninth Circuit Court of Appeals in November 2009.  On January 24, 2011, the defendants filed a motion, which was later granted, to defer calendaring of oral argument until after the United States Supreme Court ruled in a similar nuisance lawsuit, American Electric Power Co., Inc. v. Connecticut.

On June 20, 2011, the Supreme Court issued its opinion in Connecticut holding, among other things, that the Clean Air Act and the EPA actions authorized by the act, which are aimed at controlling greenhouse gas emissions, displace any federal common law right to seek abatement of greenhouse gas emissions from fossil fuel-fired power plants.  However, the Court left open the issue of whether such claims may be available under state law.  On September 21, 2012, a three-judge panel of the Ninth Circuit affirmed the district court’s dismissal of the Kivalina plaintiffs’ federal common law public nuisance action.  The court declined to address any other issue raised by the parties, including the plaintiffs’ state nuisance law claim.  On October 4, 2012, the plaintiffs filed a petition for rehearing by the entire Ninth Circuit.  APS continues to believe the action in Kivalina is without merit and will continue to defend against both the federal and state claims.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Assurances

APS has entered into various agreements that require letters of credit for financial assurance purposes.  At September 30, 2012, approximately $76 million of letters of credit were outstanding to support existing variable interest rate pollution control bonds of a similar amount.  The letters of credit are available to fund the payment of principal of and interest on such debt obligations.  One of these letters of credit expires in 2015 and two expire in 2016.  APS has also entered into letters of credit to support obligations to certain equity participants in the Palo Verde sale leaseback transactions (see Note 7 for further details on the Palo Verde sale leaseback transactions).  These letters of credit will expire in 2015 and totaled approximately $42 million at September 30, 2012.  Additionally, APS has issued letters of credit to support collateral obligations under certain natural gas tolling contracts and hedge contracts entered into with third parties. At September 30, 2012, $65 million of such letters of credit were outstanding.  Two of these letters of credit will expire in 2013 and one will expire in 2015.

We enter into agreements that include indemnification provisions relating to liabilities arising from or related to certain of our agreements; most significantly, APS has agreed to indemnify the equity

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

11.          Other Income and Other Expense

The following table provides detail of other income and other expense for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other income:
Interest income	$307	$429	$1,018	$1,364
Investment gains — net	—	—	—	1,249
Miscellaneous	113	12	339	17
Total other income	$420	$441	$1,357	$2,630

Other expense:
Non-operating costs	$(1,645)	$(1,807)	$(5,885)	$(4,925)
Investment losses — net	(2,254)	(57)	(2,366)	—
Miscellaneous	(1,797)	(1,188)	(4,182)	(2,996)
Total other expense	$(5,696)	$(3,052)	$(12,433)	$(7,921)

12.          Earnings Per Share

The following table presents earnings per weighted average common share outstanding for the three and nine months ended September 30, 2012 and 2011:

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings per share:
Income from continuing operations attributable to common shareholders	$2.23	$2.25	$3.29	$2.90
Income (loss) from discontinued operations	—	0.09	(0.01)	0.10
Earnings per share — basic	$2.23	$2.34	$3.28	$3.00

Diluted earnings per share:
Income from continuing operations attributable to common shareholders	$2.21	$2.24	$3.26	$2.88
Income (loss) from discontinued operations	—	0.08	(0.01)	0.10
Earnings per share — diluted	$2.21	$2.32	$3.25	$2.98

Performance shares (which are contingently issuable) and restricted stock unit awards increased average diluted common shares outstanding by approximately 1,100,000 shares and 733,000 shares for the three months ended September 30, 2012 and 2011, respectively, and by approximately 971,000 shares and 680,000 shares for the nine months ended September 30, 2012 and 2011, respectively.

13.          Discontinued Operations

SunCor — In February 2012, SunCor filed for protection under the United States Bankruptcy Code to complete an orderly liquidation of its business.  We do not expect SunCor’s bankruptcy to have a material impact on Pinnacle West’s financial position, results of operations, or cash flows.  All activity for the income statement for the three and nine months ended September 30, 2012 and prior comparative period income statement amounts are included in discontinued operations.

APSES — On August 19, 2011, Pinnacle West sold its investment in APSES.  The sale resulted in an after-tax gain from discontinued operations of approximately $10 million. Prior-period income statement amounts related to the sale of APSES and the associated revenues and costs are reflected in discontinued operations.

The following table provides revenue, income (loss) before income taxes and income (loss) after taxes classified as discontinued operations in Pinnacle West’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
SunCor	$—	$1	$—	$4
APSES	—	11	—	36
Total revenue	$—	$12	$—	$40

Income (loss) before taxes:
SunCor	$—	$(2)	$(3)	$(2)
APSES	—	18	—	20
Total income (loss) before taxes	$—	$16	$(3)	$18

Income (loss) after taxes:
SunCor	$—	$(1)	$(2)	$(1)
APSES	—	10	—	12
Total income (loss) after taxes	$—	$9	$(2)	$11

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Thus, a valuation may be classified in Level 3 even though the valuation may include significant inputs that are readily observable.  We maximize the use of observable

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

inputs and minimize the use of unobservable inputs.  We rely primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities.  If market data is not readily available, inputs may reflect our own assumptions about the inputs market participants would use.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities as well as their placement within the fair value hierarchy levels.  We assess whether a market is active by obtaining observable broker quotes, reviewing actual market activity, and assessing the volume of transactions.  We consider broker quotes observable inputs when the quote is binding on the broker, we can validate the quote with market activity, or we can determine that the inputs the broker used to arrive at the quoted price are observable.

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

Certain non-exchange traded commodity contracts are valued based on unobservable inputs due to the long-term nature of contracts or the unique location of the transactions.  Our long-dated energy transactions consist of observable valuations for the near term portion and unobservable valuations for the long-term portions of the transaction.  We rely primarily on broker quotes to value these instruments.  When broker quotes are not available, the primary valuation technique used to calculate fair value is the extrapolation of forward pricing curves using observable market data for more liquid delivery points in the same region and actual transactions at more illiquid delivery points.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fixed income securities issued by the U.S. Treasury held directly by the nuclear decommissioning trust are valued using quoted active market prices and are classified as Level 1.  Fixed income securities issued by corporations, municipalities, and other agencies including mortgage-backed instruments are valued using quoted inactive market prices, quoted active market prices for similar securities, or by utilizing calculations which incorporate observable inputs such as yield curves and spreads relative to such yield curves.  These instruments are classified as Level 2.  Whenever possible, multiple market quotes are obtained which enables a cross-check validation.  A primary price source is identified based on asset type, class, or issue of securities.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at September 30, 2012 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at September 30, 2012
Assets
Nuclear decommissioning trust:
U.S. commingled equity funds	$—	$204	$—	$—		$204
Fixed income securities:
U.S. Treasury	93	—	—	—		93
Cash and cash equivalent funds	—	13	—	(3	)(b)	10
Corporate debt	—	79	—	—		79
Mortgage-backed securities	—	83	—	—		83
Municipality bonds	—	86	—	—		86
Other	—	12	—	—		12
Subtotal nuclear decommissioning trust	93	477	—	(3)		567
Cash equivalents	46	—	—	—		46
Risk management activities — derivative instruments:
Commodity contracts	—	45	60	(40	)(c)	65
Total	$139	$522	$60	$(43)		$678

Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(116)	$(110)	$88	(c)	$(138)

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information regarding our significant unobservable inputs used to value our Level 3 instruments.

Risk Management Activities — Derivative Instruments:  Commodity Contracts

	September 30, 2012 Fair Value (millions)		Valuation	Significant
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range
Electricity:
Forward Contracts (a)	$57	$81	Discounted cash flows	Electricity forward price (per MWh)(b)	$22.00 - $63.71

Option Contracts	—	27	Option model	Electricity forward price (per MWh)(b)	$30.50 - $92.37

				Natural gas forward price (per mmbtu)(c)	$2.98 - $4.38
				Implied electricity price volatilities	16% - 57%
				Implied natural gas price volatilities	17% - 42%
Natural Gas:
Forward Contracts (a)	3	2	Discounted cash flows	Natural gas forward price (per mmbtu)(c)	$2.98 - $4.61
Total	$60	$110

(a)           Includes swaps and physical and financial contracts.

(b)           MWh means megawatt-hour, one million watts per hour.

(c)           mmbtu means one million British Thermal Units.

The following table shows the changes in fair value for our risk management activities assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
Commodity Contracts	2012	2011	2012	2011
Net derivative balance at beginning of period	$(45)	$(47)	$(51)	$(38)
Total net gains (losses) realized/unrealized:
Included in earnings	—	1	2	2
Included in OCI	—	2	(2)	1
Deferred as a regulatory asset or liability	(3)	2	4	(4)
Settlements	(1)	6	(1)	10
Transfers into Level 3 from Level 2	(4)	—	(2)	(4)
Transfers from Level 3 into Level 2	3	(2)	—	(5)
Net derivative balance at end of period	$(50)	$(38)	$(50)	$(38)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—	$—	$1

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

Nonrecurring Fair Value Measurements

For the periods ended September 30, 2012 and 2011, we had no assets or liabilities measured at fair value on a nonrecurring basis.

Financial Instruments Not Carried at Fair Value

The carrying value of our net accounts receivable, accounts payable and any short-term borrowings approximate fair value.  Our short term borrowings are classified within Level 2 of the fair value hierarchy.  For our long-term debt fair values, see Note 2.

15.          Nuclear Decommissioning Trust

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per their stated investment guidelines.  The trust funds are invested in fixed income securities and domestic equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 14 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

with the regulatory treatment for decommissioning trust funds, we have recorded deferred realized and unrealized gains and losses on investment securities in other regulatory liabilities or assets.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at September 30, 2012 and December 31, 2011 (dollars in millions):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
September 30, 2012
Equity securities	$204	$68	$—
Fixed income securities	366	27	—
Net payables (a)	(3)	—	—
Total	$567	$95	$—

(a)           Net payables relate to pending securities sales and purchases.

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2011
Equity securities	$175	$44	$(1)
Fixed income securities	340	23	(1)
Net payables (a)	(1)	—	—
Total	$514	$67	$(2)

(a)                                  Net payables relate to pending securities sales and purchases.

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate realized gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Realized gains	$1	$3	$5	$6
Realized losses	(1)	(1)	(3)	(4)
Proceeds from the sale of securities (a)	84	106	295	406

(a)           Proceeds are reinvested in the trust.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of fixed income securities, summarized by contractual maturities, at September 30, 2012 is as follows (dollars in millions):

Fair Value
Less than one year	$22
1 year - 5 years	94
5 years - 10 years	103
Greater than 10 years	147
Total	$366

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

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2012	2011

ELECTRIC OPERATING REVENUES	$1,108,623	$1,124,057

OPERATING EXPENSES
Fuel and purchased power	302,894	337,897
Operations and maintenance	218,403	207,967
Depreciation and amortization	100,329	106,326
Income taxes	153,797	145,230
Taxes other than income taxes	36,255	33,854
Total	811,678	831,274
OPERATING INCOME	296,945	292,783

OTHER INCOME (DEDUCTIONS)
Income taxes	3,170	9,422
Allowance for equity funds used during construction	5,708	7,377
Other income (Note S-2)	815	617
Other expense (Note S-2)	(3,352)	(3,045)
Total	6,341	14,371

INTEREST EXPENSE
Interest on long-term debt	48,841	56,314
Interest on short-term borrowings	1,334	2,846
Debt discount, premium and expense	1,070	1,164
Allowance for borrowed funds used during construction	(3,830)	(6,938)
Total	47,415	53,386

NET INCOME	255,871	253,768

Less: Net income attributable to noncontrolling interests (Note 7)	8,040	7,435

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$247,831	$246,333

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2012	2011

NET INCOME	$255,871	$253,768

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $47 and $10,057	(72)	(15,400)
Reclassification of net realized loss, net of tax benefit of $19,547 and $23,366	29,931	35,778
Pension and other postretirement benefits activity, net of tax expense of $568 and $431	869	660
Total other comprehensive income	30,728	21,038

COMPREHENSIVE INCOME	286,599	274,806
Less: Comprehensive income attributable to noncontrolling interests	8,040	7,435

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$278,559	$267,371

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011

ELECTRIC OPERATING REVENUES	$2,606,458	$2,570,737

OPERATING EXPENSES
Fuel and purchased power	783,926	793,952
Operations and maintenance	640,596	669,170
Depreciation and amortization	300,997	319,477
Income taxes	233,679	193,485
Taxes other than income taxes	119,499	110,892
Total	2,078,697	2,086,976
OPERATING INCOME	527,761	483,761

OTHER INCOME (DEDUCTIONS)
Income taxes	6,906	9,647
Allowance for equity funds used during construction	15,639	18,697
Other income (Note S-2)	2,343	3,828
Other expense (Note S-2)	(11,969)	(11,288)
Total	12,919	20,884

INTEREST EXPENSE
Interest on long-term debt	150,416	165,805
Interest on short-term borrowings	5,283	7,675
Debt discount, premium and expense	3,182	3,485
Allowance for borrowed funds used during construction	(10,428)	(14,371)
Total	148,453	162,594

NET INCOME	392,227	342,051

Less: Net income attributable to noncontrolling interests (Note 7)	23,573	20,089

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$368,654	$321,962

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011

NET INCOME	$392,227	$342,051

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $14,820 and $16,116	(22,693)	(24,676)
Reclassification of net realized loss, net of tax benefit of $34,367 and $39,221	52,625	60,056
Pension and other postretirement benefits activity, net of tax expense of $1,409 and $1,794	2,158	2,746
Total other comprehensive income	32,090	38,126

COMPREHENSIVE INCOME	424,317	380,177
Less: Comprehensive income attributable to noncontrolling interests	23,573	20,089

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$400,744	$360,088

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30,	December 31,
	2012	2011
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$14,112,149	$13,750,105
Accumulated depreciation and amortization	(4,898,234)	(4,706,462)
Net	9,213,915	9,043,643

Construction work in progress	587,826	496,745
Palo Verde sale leaseback, net of accumulated depreciation (Note 7)	129,962	132,864
Intangible assets, net of accumulated amortization	152,510	170,416
Nuclear fuel, net of accumulated amortization	139,873	118,098
Total property, plant and equipment	10,224,086	9,961,766

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 15)	566,960	513,733
Assets from risk management activities (Note 8)	38,449	49,322
Other assets	31,071	30,551
Total investments and other assets	636,480	593,606

CURRENT ASSETS
Cash and cash equivalents	53,774	19,873
Customer and other receivables	363,681	280,100
Accrued unbilled revenues	136,425	125,239
Allowance for doubtful accounts	(4,297)	(3,748)
Materials and supplies (at average cost)	219,026	204,387
Fossil fuel (at average cost)	31,234	22,000
Deferred fuel and purchased power regulatory asset (Note 3)	67,910	27,549
Other regulatory assets (Note 3)	53,960	69,072
Deferred income taxes	44,115	111,503
Income tax receivable	3,644	2,869
Assets from risk management activities (Note 8)	26,257	30,264
Other current assets	28,055	26,486
Total current assets	1,023,784	915,594

DEFERRED DEBITS
Regulatory assets (Note 3)	1,250,792	1,352,079
Income tax receivable (Note 6)	70,348	69,028
Unamortized debt issue costs	23,410	21,181
Other	121,785	118,983
Total deferred debits	1,466,335	1,561,271

TOTAL ASSETS	$13,350,685	$13,032,237

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30,	December 31,
	2012	2011
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	1,716,994	1,510,740
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(36,728)	(38,886)
Derivative instruments	(56,773)	(86,705)
Total shareholder equity	4,181,351	3,943,007
Noncontrolling interests (Note 7)	129,342	108,399
Total equity (Note S-1)	4,310,693	4,051,406
Long-term debt less current maturities	3,156,531	2,828,507
Palo Verde sale leaseback lessor notes less current maturities (Note 7)	57,420	65,547
Total capitalization	7,524,644	6,945,460

CURRENT LIABILITIES
Current maturities of long-term debt	90,360	477,435
Accounts payable	223,185	322,047
Accrued taxes (Note 6)	176,764	113,930
Accrued interest	50,545	54,611
Customer deposits	76,853	72,176
Liabilities from risk management activities (Note 8)	56,263	53,968
Regulatory liabilities (Note 3)	96,362	88,362
Other current liabilities	131,974	140,185
Total current liabilities	902,306	1,322,714

DEFERRED CREDITS AND OTHER
Deferred income taxes	2,134,571	1,952,608
Regulatory liabilities (Note 3)	746,754	737,332
Liability for asset retirements	294,524	279,643
Liabilities for pension and other postretirement benefits (Note 4)	1,162,964	1,222,542
Liabilities from risk management activities (Note 8)	81,244	82,495
Customer advances	105,941	116,805
Coal mine reclamation	118,601	117,896
Unrecognized tax benefits (Note 6)	69,589	72,073
Other	209,547	182,669
Total deferred credits and other	4,923,735	4,764,063

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$13,350,685	$13,032,237

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$392,227	$342,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	360,499	369,999
Deferred fuel and purchased power	51,533	30,965
Deferred fuel and purchased power amortization	(91,894)	(121,018)
Allowance for equity funds used during construction	(15,639)	(18,697)
Deferred income taxes	231,225	135,789
Change in derivative instruments fair value	(943)	1,861
Changes in current assets and liabilities:
Customer and other receivables	(79,152)	(50,147)
Accrued unbilled revenues	(11,186)	(80,877)
Materials, supplies and fossil fuel	(23,873)	(25,532)
Other current assets	(11,221)	(3,836)
Accounts payable	(72,802)	42,257
Accrued taxes	62,834	86,032
Other current liabilities	112	18,931
Change in margin and collateral accounts – assets	1,980	33,591
Change in margin and collateral accounts – liabilities	114,579	85,785
Change in other long-term assets	(18,505)	(10,198)
Change in other long-term liabilities	32,897	96,140
Net cash flow provided by operating activities	922,671	933,096
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(670,684)	(637,181)
Contributions in aid of construction	41,451	36,351
Allowance for borrowed funds used during construction	(10,428)	(14,371)
Proceeds from sale of life insurance policies	—	44,183
Proceeds from nuclear decommissioning trust sales	295,126	405,637
Investment in nuclear decommissioning trust	(308,063)	(417,957)
Other	(520)	(2,346)
Net cash flow used for investing activities	(653,118)	(585,684)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	351,081	295,353
Repayment of long-term debt	(421,703)	(13,457)
Dividends paid on common stock	(162,400)	(171,600)
Noncontrolling interests	(2,630)	(2,610)
Net cash flow provided by (used for) financing activities	(235,652)	107,686
NET INCREASE IN CASH AND CASH EQUIVALENTS	33,901	455,098
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,873	99,937
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,774	$555,035
Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes paid	$—	$7,493
Interest, net of amounts capitalized	$149,338	$158,011

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

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-1.         Changes in Equity

The following tables show APS’s changes in shareholder equity and changes in equity of noncontrolling interests for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Shareholder Equity	Noncontrolling Interests	Total	Shareholder Equity	Noncontrolling Interests	Total

Beginning balance, July 1	$3,902,791	$121,302	$4,024,093	$3,746,067	$101,128	$3,847,195

Net income	247,831	8,040	255,871	246,333	7,435	253,768
OCI	30,728	—	30,728	21,038	—	21,038
Total comprehensive income	278,559	8,040	286,599	267,371	7,435	274,806

Other	1	—	1	3	1	4
Ending balance, September 30	$4,181,351	$129,342	$4,310,693	$4,013,441	$108,564	$4,122,005

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Shareholder Equity	Noncontrolling Interests	Total	Shareholder Equity	Noncontrolling Interests	Total

Beginning balance, January 1	$3,943,007	$108,399	$4,051,406	$3,824,953	$91,084	$3,916,037

Net income	368,654	23,573	392,227	321,962	20,089	342,051
OCI	32,090	—	32,090	38,126	—	38,126
Total comprehensive income	400,744	23,573	424,317	360,088	20,089	380,177

Dividends on common stock	(162,400)	—	(162,400)	(171,600)	—	(171,600)
Net capital activities by noncontrolling interests	—	(2,630)	(2,630)	—	(2,610)	(2,610)
Other	—	—	—	—	1	1
Ending balance, September 30	$4,181,351	$129,342	$4,310,693	$4,013,441	$108,564	$4,122,005

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-2.         Other Income and Other Expense

The following table provides detail of APS’s other income and other expense for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other income:
Interest income	$61	$93	$244	$312
Investment gains – net	—	—	—	1,418
Miscellaneous	754	524	2,099	2,098
Total other income	$815	$617	$2,343	$3,828

Other expense:
Non-operating costs (a)	$(2,007)	$(1,922)	$(6,690)	$(6,136)
Asset dispositions	(248)	(215)	(666)	(1,038)
Miscellaneous	(1,097)	(908)	(4,613)	(4,114)
Total other expense	$(3,352)	$(3,045)	$(11,969)	$(11,288)

(a)                                  As defined by the FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the plant.  On November 8, 2010, APS and SCE entered into an asset purchase agreement (“APA”), providing for the purchase by APS of SCE’s 48% interest in each of Units 4 and 5 of Four Corners.  The purchase price is $294 million, subject to certain adjustments.  Completion of the purchase by APS is subject to the receipt of approvals by the ACC, the California Public Utility Commission (“CPUC”) and the FERC.  On March 29, 2012, the CPUC issued an order approving the sale.  On April 18, 2012, the ACC voted to allow APS to move forward with the purchase, with a condition that the transaction may not close prior to December 1, 2012.  The APA provides that the purchase price will be reduced by $7.5 million for each month between October 1, 2012 and the closing date.  The ACC reserved the right to review the prudence of the transaction for cost recovery purposes in a future proceeding if the purchase closes.  The ACC also authorized an accounting deferral of certain costs associated with the purchase until any such cost recovery proceeding concludes.  The FERC application seeking authorization for the transaction was filed in May 2012, and a decision is expected before the end of November 2012.  Closing is also conditioned on the negotiation and execution of a new coal supply contract on terms reasonably acceptable to APS.  Negotiations concerning the coal supply contract are continuing.

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

APS cannot predict whether, and if so, when, all of the conditions necessary to consummate the purchase of SCE’s interest will be met such that closing can occur.

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

On June 29, 2012, APS filed its annual RES implementation plan, covering the 2013-2017 timeframe and requesting 2013 RES funding of $92.8 million to $102.4 million.  The budget range stems from options related to distributed energy.  The first option involves no new incentives for distributed energy.  The second option would offer incentives for residential photovoltaic distributed energy beginning where 2012 incentives end and stepping down gradually based upon market participation.  APS’s filing also proposed a system of establishing compliance with distributed energy requirements that depends upon tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  Further, APS described its Community Solar Program, a utility-owned 25 MW program that will be split into 3 to 7 separate projects throughout communities in APS’s service territory.  APS expects a decision from the ACC around year end.

The following table summarizes APS’s renewable energy sources in operation and under development as of November 2, 2012.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar	58	71

Purchased Power Agreements:
Solar	15	295
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	334	295

Total Distributed Energy: Solar	189	139

Total Renewable Portfolio	581	505

Demand Side Management.  In recent years, Arizona regulators have placed an increased focus on energy efficiency and other demand side management programs to encourage customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy.  In December 2009, the ACC initiated an Energy Efficiency rulemaking, with a proposed Energy Efficiency Standard of 22% cumulative annual energy savings by 2020.  The 22% figure represents the cumulative reduction in future energy usage through 2020 attributable to energy efficiency initiatives.  This ambitious standard became effective on January 1, 2011 and will likely impact Arizona’s future energy resource needs.  The ACC issued an order on April 4, 2012 approving recovery of approximately $72 million of APS’s energy efficiency and demand side management program costs over a twelve-month period beginning March 1, 2012.  This amount does not include $10 million already being recovered in general retail base rates.

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

As part of APS’s proposed acquisition of SCE’s interest in Units 4 and 5 of Four Corners, APS and SCE agreed that upon closing of the acquisition (or in 2016 if the closing does not occur), the companies will terminate an existing agreement that provides transmission capacity for SCE to transmit its portion of the output from Four Corners to California.  On October 1, 2012, APS filed a request with FERC seeking authorization to cancel the existing agreement and defer a $40 million payment to be made by APS associated with the termination and recover the payment through amortization over a 29-year period.  APS expects a decision from FERC before the end of 2012.  We believe these costs are recoverable, but cannot predict whether FERC will approve our request; however, if the recovery is disallowed by FERC, APS would record a charge to its results of operations at the time of the disallowance.

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

Customer and Sales Growth.  Retail customer growth in APS’s service territory for the nine-month period ended September 30, 2012 was 1% compared with the comparable prior-year period.  For the three years 2009 through 2011, APS’s customer growth averaged 0.6% per year.  We currently expect annual customer growth to average about 2.0% for 2012 through 2015 based on our assessment of modestly improving economic conditions, both nationally and in Arizona.  Retail electricity sales in kilowatt-hours, adjusted to exclude the effects of weather variations, for the nine-month period ended September 30, 2012 decreased 0.2% compared with the comparable prior-year period, reflecting the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, partially offset by mildly improving economic conditions.  For the three years 2009 through 2011, APS experienced annual declines in retail electricity sales averaging 0.8%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kilowatt-hours will remain flat on average during 2012 through 2015, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A failure of the Arizona economy to continue to improve could further impact these estimates.

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

Operations and Maintenance Expenses.  Operations and maintenance expenses are impacted by growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, outages, higher-trending pension and other postretirement benefit costs, renewable energy and demand side management related expenses (which are offset by the same amount of regulated electricity segment operating revenues) and other factors.  In the settlement agreement related to the 2008 retail rate case, APS committed to operational expense reductions from 2010 through 2014 and received approval to defer certain pension and other postretirement benefit cost increases incurred in 2011 and 2012, which totaled $25 million, as a regulatory asset, until the most recent general retail rate case decision became effective on July 1, 2012.  In July 2012, we began amortizing the regulatory asset over a 36-month period.

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

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 9.6% of the assessed value for 2012 and 9.0% for 2011.  We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units, transmission and distribution facilities.  (See Note 3 for property tax deferrals contained in the Settlement Agreement).

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities.

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

Operating Results — Three-month period ended September 30, 2012 compared with three-month period ended September 30, 2011

Our consolidated net income attributable to common shareholders for the three months ended September 30, 2012 was $245 million, compared with net income of $255 million for the comparable prior-year period.  Income from discontinued operations decreased $9 million primarily due to absence of the 2011 gain on the sale of our investment in APSES.

The regulated electricity segment results of $246 million were comparable to the prior-year period. The results reflect increases related to the retail regulatory settlement effective July 1, 2012 (see Note 3), higher retail transmission revenues, lower net interest charges due to lower debt balances and lower interest rates in the current period, and lower depreciation and amortization due to 20-year Palo Verde license extensions received in 2011.  These positive factors were offset by the effects of milder weather as compared with the prior-year period and an increase in operations and maintenance expenses.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended September 30,
	2012	2011	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$806	$786	$20
Operations and maintenance	(221)	(210)	(11)
Depreciation and amortization	(100)	(106)	6
Taxes other than income taxes	(37)	(34)	(3)
Other income (expenses), net	2	4	(2)
Interest charges, net of allowance for borrowed funds used during construction	(48)	(55)	7
Income taxes	(148)	(132)	(16)
Less income related to noncontrolling interests (Note 7)	(8)	(7)	(1)
Regulated electricity segment net income	246	246	—

All other	(1)	—	(1)
Income from Continuing Operations Attributable to Common Shareholders	245	246	(1)
Income from Discontinued Operations Attributable to Common Shareholders (a)	—	9	(9)

Net Income Attributable to Common Shareholders	$245	$255	$(10)

(a)                                  Includes activities related to APSES and SunCor.

Operating revenues less fuel and purchased power expenses  Regulated electricity segment operating revenues less fuel and purchased power expenses were $20 million higher for the three months ended September 30, 2012 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)

Impacts of retail regulatory settlement effective July 1, 2012 (a)	$39	$—	$39
Higher retail transmission revenues	16	—	16
Effects of weather	(44)	(12)	(32)
Lower fuel and purchased power costs, net of related deferrals and off-system sales	(18)	(17)	(1)
Miscellaneous items, net	(8)	(6)	(2)
Total	$(15)	$(35)	$20

(a)           Includes a retail non-fuel base rate increase which is offset by other rate changes below (see Note 3).

Operations and maintenance  Operations and maintenance expenses increased $11 million for the three months ended September 30, 2012 compared with the prior-year period primarily because of:

•                                          An increase of $7 million related to employee benefit costs, including $3 million of higher stock compensation costs resulting from an improved company stock price and estimated performance results;

•                                          An increase of $5 million related to amortization of pension and other postretirement benefit costs in 2012 compared with deferral of such costs in 2011;

•                                          An increase of $4 million in fossil generation costs as a result of more planned maintenance being completed in the current year quarter than in the same quarter a year ago;

•                                          A decrease of $8 million related to costs for demand-side management, renewable energy and similar regulatory programs, which were largely offset in operating revenues; and

•                                          An increase of $3 million due to other miscellaneous factors.

Depreciation and amortization  Depreciation and amortization expenses were $6 million lower for the three months ended September 30, 2012 compared with the prior-year period primarily due to impacts of the Palo Verde operating license extensions, partially offset by increased plant in service.

Interest charges, net of allowance for borrowed funds used during construction  Interest charges, net of allowance for borrowed funds used during construction, decreased $7 million for the three months ended September 30, 2012 compared with the prior-year period primarily because of lower debt balances in the current period.

Income taxes  Income taxes were $16 million higher for the three months ended September 30, 2012 compared with the prior-year period primarily due to higher pretax income in the current period and a lower effective tax rate in 2011.

Discontinued Operations

Income from discontinued operations decreased $9 million due to absence of a gain of approximately $10 million after income taxes related to the sale of our investment in APSES in 2011.

Operating Results — Nine-month period ended September 30, 2012 compared with nine-month period ended September 30, 2011

Our consolidated net income attributable to common shareholders for the nine months ended September 30, 2012 was $359 million, compared with net income of $327 million for the comparable prior-year period.  The results reflect an increase of approximately $47 million for the regulated electricity segment primarily due to increases related to the retail regulatory settlement effective July 1, 2012 (see Note 3), higher retail transmission revenues, lower depreciation and amortization due to 20-year Palo Verde license extensions received in 2011, and lower net interest charges due to lower debt balances and lower interest rates in the current year period.

The $12 million decrease in discontinued operations is primarily due to the 2011 gain on sale of our investment in APSES.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Nine Months Ended September 30,
	2012	2011	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses (a)	$1,823	$1,777	$46
Operations and maintenance (a)	(648)	(676)	28
Depreciation and amortization	(301)	(320)	19
Taxes other than income taxes	(120)	(112)	(8)
Other income (expenses), net	7	14	(7)
Interest charges, net of allowance for borrowed funds used during construction	(152)	(169)	17
Income taxes	(221)	(177)	(44)
Less income related to noncontrolling interests (Note 7)	(24)	(20)	(4)
Regulated electricity segment net income	364	317	47

All other	(4)	(1)	(3)
Income from Continuing Operations Attributable to Common Shareholders	360	316	44

Income (Loss) from Discontinued Operations Attributable to Common Shareholders (b)	(1)	11	(12)

Net Income Attributable to Common Shareholders	$359	$327	$32

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

Operating revenues less fuel and purchased power expenses  Regulated electricity segment operating revenues less fuel and purchased power expenses were $46 million higher for the nine months ended September 30, 2012 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Impacts of retail regulatory settlement effective July 1, 2012 (a)	$39	$—	$39
Higher retail transmission revenues	31	—	31
Lower fuel and purchased power costs, net of related deferrals and off-system sales	(1)	(9)	8
Effects of weather	7	3	4
Lower usage per customer	(14)	(2)	(12)
Settlement in 2011 of certain prior-period transmission right-of-way revenues	(28)	—	(28)
Miscellaneous items, net	2	(2)	4
Total	$36	$(10)	$46

(a)           Includes a retail non-fuel base rate increase which is offset by other rate changes below (see Note 3).

Operations and maintenance  Operations and maintenance expenses decreased $28 million for the nine months ended September 30, 2012 compared with the prior-year period primarily because of:

•                                          A decrease of $28 million related to settlement in 2011 of certain transmission right-of-way costs, which was offset in operating revenues;

•                                          A decrease of $15 million related to costs for demand-side management, renewable energy and similar regulatory programs, which were largely offset in operating revenues;

•                                          A decrease of $9 million in generation costs, primarily related to lower nuclear generation costs;

•                                          An increase of $9 million related to higher stock compensation costs resulting from an improved company stock price and estimated performance results;

•                                          An increase of $10 million related to employee benefit costs; and

•                                          An increase of $5 million due to other miscellaneous factors.

Depreciation and amortization  Depreciation and amortization expenses were $19 million lower for the nine months ended September 30, 2012 compared with the prior-year period primarily due to the impacts of Palo Verde operating license extensions, partially offset by increased plant in service.

Taxes other than income taxes  Taxes other than income taxes increased $8 million for the nine months ended September 30, 2012 compared with the prior-year period primarily because of higher property tax rates in the current period.

Interest charges, net of allowance for borrowed funds used during construction  Interest charges, net of allowance for borrowed funds used during construction, decreased $17 million for the nine months ended September 30, 2012 compared with the prior-year period primarily because of lower debt balances in the current period.

Income taxes  Income taxes were $44 million higher for the nine months ended September 30, 2012 compared with the prior-year period primarily due to higher pre-tax income in the current period and a lower effective tax rate in 2011.

Discontinued Operations

Income from discontinued operations decreased $12 million because of absence of a gain of approximately $10 million after income taxes related to the sale of our investment in APSES in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Pinnacle West’s primary cash needs are for dividends to our shareholders and principal and interest payments on our indebtedness.  On October 18, 2012, the Pinnacle West Board of Directors declared a quarterly dividend of $0.545 per share of common stock, payable on December 3, 2012, to shareholders of record on November 1, 2012.  This represents an increase in the indicated annual dividend from $2.10 per share to $2.18 per share.  The level of our common stock dividends and future dividend growth will be dependent on declaration by our Board of Directors based on a number of factors including, but not limited to, payout ratio trends, free cash flow and financial market conditions.

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At September 30, 2012, APS’s common equity ratio, as defined, was 56%.  Its total shareholder equity was approximately $4.2 billion, and total capitalization was approximately $7.4 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $3.0 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

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

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 (dollars in millions):

Pinnacle West Consolidated

	Nine Months Ended September 30,		Net
	2012	2011	Change
Net cash flow provided by operating activities	$929	$921	$8
Net cash flow used for investing activities	(653)	(534)	(119)
Net cash flow provided by (used for) financing activities	(230)	68	(298)
Net increase in cash and cash equivalents	$46	$455	$(409)

Arizona Public Service Company

	Nine Months Ended September 30,		Net
	2012	2011	Change
Net cash flow provided by operating activities	$923	$933	$(10)
Net cash flow used for investing activities	(653)	(586)	(67)
Net cash flow provided by (used for) financing activities	(236)	108	(344)
Net increase in cash and cash equivalents	$34	$455	$(421)

Operating Cash Flows

Nine-month period ended September 30, 2012 compared with nine-month period ended September 30, 2011.  Pinnacle West’s consolidated net cash provided by operating activities was $929 million in 2012, compared to $921 million in 2011, an increase of $8 million in net cash provided.  The increase is primarily related to a decrease in cash paid for interest in the current year period.

Other.  Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension obligation.  Under ERISA, the qualified pension plan was 89% funded as of January 1, 2011 and 105% funded as of January 1, 2012 as a result of changes in funding regulations.  The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have contributed $65 million to our pension plan year to date in 2012.  The minimum contributions for the pension plan due in 2013 and 2014 under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) are estimated to be zero and $89 million, respectively.  However, we are currently evaluating future expected contributions considering the pension plan’s current funded status, discount rates, interest rates, investment returns and actual contributions made in prior years, among other factors, to determine the level to which future contributions may exceed these new minimum funding levels.  The contributions to our other postretirement benefit plans for 2012, 2013 and 2014 are expected to be approximately $20 million each year.

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

Investing Cash Flows

Nine-month period ended September 30, 2012 compared with nine-month period ended September 30, 2011.  Pinnacle West’s consolidated net cash used for investing activities was $653 million in 2012, compared to $534 million in 2011, an increase of $119 million in net cash used.  The increase in net cash used for investing activities is primarily due to an increase of approximately $22 million in capital expenditures, the absence of $55 million in proceeds from the sale of life insurance policies in 2011, and the absence of $45 million in proceeds from the sale of Pinnacle West’s investment in APSES in 2011.

Capital Expenditures.  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures

(dollars in millions)

	Estimated for the Year Ended December 31,
	2012	2013	2014
APS
Generation:
Nuclear Fuel	$72	$58	$82
Renewables	215	206	221
Environmental	8	25	78
Four Corners Units 4 and 5	294	—	—
Other Generation	141	159	227
Distribution	241	267	318
Transmission	119	158	212
Other (a)	45	28	47
Total APS	$1,135	$901	$1,185

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

Financing Cash Flows and Liquidity

Nine-month period ended September 30, 2012 compared with nine-month period ended September 30, 2011.  Pinnacle West’s consolidated net cash used for financing activities was $230 million in 2012, compared to $68 million of net cash provided in 2011, an increase of $298 million in net cash used.  The increase in net cash used for financing activities is primarily due to APS’s $408 million in higher repayments of long-term debt partially offset by $56 million in higher issuances of long-term debt.  In addition, Pinnacle West had $215 million in lower repayments of long-term debt partially offset by $175 million in lower debt issuances (see below).

Significant Financing Activities.  On January 13, 2012, APS issued $325 million of 4.50% unsecured senior notes that mature on April 1, 2042.  The net proceeds from the sale were used along with other funds to repay at maturity APS’s $375 million aggregate principal amount of 6.50% senior notes on March 1, 2012.

On May 1, 2012, pursuant to the mandatory tender provision, APS purchased all $32 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project), 2009 Series B, due 2029.  On June 1, 2012 we remarketed these bonds.  Currently, the interest rate on these bonds is reset daily by a remarketing agent.  The daily rate at September 30, 2012 was 0.20% per annum.  Additionally, the bonds are supported by a letter of credit.  These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2012 and were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2011.

On June 1, 2012, pursuant to the mandatory tender provision, APS changed the interest rate mode for the approximately $38 million of Navajo County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series A.  The new term rate period for these bonds commenced on June 1, 2012, and ends, subject to a mandatory tender, on May 29, 2014.  During this time, the bonds will bear interest at a rate of 1.25% per annum.  These bonds are classified as long-term debt on our Condensed Consolidated Balance Sheets at September 30, 2012 and were classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at December 31, 2011.

On November 1, 2012 APS redeemed at par all $90 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project) 2002 Series A, due 2029.  The bonds were reflected as long-term debt on our Condensed Consolidated Balance Sheets as of September 30, 2012.

Available Credit Facilities.  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

At September 30, 2012, Pinnacle West’s $200 million credit facility, which matures in November 2016, was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At September 30, 2012, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

At September 30, 2012, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in February 2015, and a $500 million facility that matures in November 2016.  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At September 30, 2012, APS had no outstanding borrowings or outstanding letters of credit under these credit facilities, nor did it have any commercial paper borrowings.

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

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At September 30, 2012, the ratio was approximately 45% for Pinnacle West and 44% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of October 31, 2012 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient liquidity to respond to a downward revision to our credit ratings.

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

Financial Assurances

See “Financial Assurances” in Note 10 for a discussion of APS’s outstanding letters of credit.  Pinnacle West has also issued parental guarantees and surety bonds for APS, which were not material at September 30, 2012.

Contractual Obligations

As of September 30, 2012, our contractual obligations for renewable energy credits increased approximately $215 million from December 31, 2011 as discussed in the 2011 Form 10-K.  As of September 30, 2012, the updated contractual obligations related to our renewable energy credits are as follows (dollars in millions):

Year	2012	2013-2014	2015-2016	Thereafter	Total
Renewable energy credits	$46	$83	$88	$573	$790

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

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust fund (see Notes 14 and 15) and benefit plan assets.  The nuclear decommissioning trust fund and benefit plan assets also have risks associated with the changing value of their investments.  Nuclear decommissioning and benefit plan costs are recovered in regulated electricity prices.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the nine months ended September 30, 2012 and 2011 (dollars in millions):

	Nine Months Ended September 30,
	2012	2011
Mark-to-market of net positions at beginning of period	$(222)	$(239)
Recognized in earnings (a):
Change in mark-to-market losses for future period deliveries	1	(2)
Decrease in regulatory asset	50	15
Recognized in OCI:
Change in mark-to-market losses for future period deliveries (b)	(37)	(41)
Mark-to-market losses realized during the period	87	99
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(121)	$(168)

(a)                                 Represents the amounts reflected in income after the effect of PSA deferrals.

(b)                                 The changes in mark-to-market recorded in OCI are due primarily to changes in forward natural gas prices.

The table below shows the fair value of maturities of our derivative contracts (dollars in millions and excluding margin and collateral) at September 30, 2012 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” in Item 8 of our 2011 Form 10-K and Note 14 for more discussion of our valuation methods.

Source of Fair Value	2012	2013	2014	2015	2016	Years thereafter	Total fair value
Observable prices provided by other external sources	$(15)	$(40)	$(17)	$1	$—	$—	$(71)
Prices based on unobservable inputs	(2)	(10)	(9)	(11)	(8)	(10)	(50)
Total by maturity	$(17)	$(50)	$(26)	$(10)	$(8)	$(10)	$(121)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 (dollars in millions):

	September 30, 2012 Gain (Loss)		December 31, 2011 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Earnings (a)
Natural gas	$—	$—	$1	$(1)
Regulatory asset (liability) or OCI (b)
Electricity	8	(8)	5	(5)
Natural gas	27	(27)	27	(27)
Total	$35	$(35)	$33	$(33)

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                         LEGAL PROCEEDINGS

See “Environmental Matters” in Item 5 below and in Part II, Item 5 of the Pinnacle West/APS Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, and “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2011 Form 10-K in regard to pending or threatened litigation or other disputes.

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

Item 2.                                                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our common stock during the third quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2012	—	—	—	—
August 1 — August 31, 2012	—	—	—	—
September 1 — September 30, 2012	1,540	$52.74	—	—

Total	1,540	$52.74	—	—

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

The Four Corners and Navajo Plant participants’ obligations to comply with the EPA’s final BART determinations (and the Cholla Power Plant’s (“Cholla”) obligations to comply with the Arizona Department of Environmental Quality’s (“ADEQ”) and EPA’s determinations), coupled with the financial impact of potential future climate change legislation, other environmental regulations, and other business considerations, could jeopardize the economic viability of these plants or the ability of individual participants to continue their participation in these plants.

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

On December 2, 2011, the EPA provided notice of a proposed consent decree to address a lawsuit filed by a number of environmental organizations, which alleged that the EPA failed to promulgate Federal Implementation Plans (“FIPs”) for states that have not yet submitted all or part of the required regional haze SIPs.  In accordance with the consent decree, on July 2, 2012, EPA issued a proposed BART rule applicable to Cholla proposing to approve ADEQ’s BART emissions limits for sulfur dioxide and particulate emissions, but proposing to disapprove ADEQ’s BART emissions limits for oxides of nitrogen (“NOx”), for which EPA is proposing to promulgate a FIP.  If finalized as proposed, EPA’s FIP would establish a new, more stringent NOx emissions rate for the two BART-eligible Cholla units owned by APS.  In order to comply with this new rate, APS would be required to install selective catalytic reduction technology on both units.  APS’s total costs for these post-combustion controls would be approximately $182 million, which is not included in our current environmental estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Part I, Item 2.  Under the proposed rule, APS would have five years to complete installation of the equipment and achieve the BART emissions limits.  APS filed comments on EPA’s proposed BART rule on September 18, 2012.  APS cannot currently predict the content of the final rule, which, pursuant to the consent decree, the EPA must promulgate by November 15, 2012.

Four Corners.  The EPA previously requested that APS, as the operating agent for Four Corners, perform a BART analysis for Four Corners.  APS submitted an analysis to the EPA concluding that certain combustion control equipment constitutes BART for the plant.  Based on these analyses and comments received through EPA’s rulemaking process, the EPA then determines what it believes constitutes BART for each plant.

On August 6, 2012, the EPA issued its final BART determination for Four Corners.  The rule includes two compliance alternatives.  The first emission control strategy finalized by the EPA would require the installation of post-combustion controls on each of Units 1-5 at Four Corners to reduce NOx emissions.  Current estimates indicate that APS’s share of total costs for these controls could be up to approximately $400 million for Four Corners.  Under the alternative emission control strategy finalized by the EPA, the owners of Four Corners would have the option to close permanently Units 1-3 by January 1, 2014 and install post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018.  APS’s share of total costs for these controls would be approximately $300 million.  The majority of these costs are not included in the capital expenditure estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Part I, Item 2, since they will be incurred in years following 2014.  For particulate matter (“PM”) emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lb/mmBtu and Units 1-5 to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses.  Because the Mercury and Air Toxics Standards will force the installation of baghouses on Units 1-3 if APS chooses not to close those units, the EPA determined it is not necessary or appropriate to set new PM limits for Units 1-3 under the final Four Corners BART rule.  (See “Mercury and other Hazardous Air Pollutants” for additional details of these standards.)  Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners’ coal and material handling operations.  The Four Corners participants have until July 1, 2013 to notify the EPA of which emission control strategy Four Corners will follow.

Mercury and other Hazardous Air Pollutants.  On December 16, 2011, the EPA issued the final Mercury and Air Toxics Standards (“MATS”), which established maximum achievable control technology (“MACT”) standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired power plants.  Generally, plants will have three years after the effective date of the rule to achieve compliance.  In the case of Cholla, APS will have a total of four years after the MATS’ effective date to comply with the new MACT standards because on September 24, 2012, the permitting authority granted APS’s request for a one-year compliance date extension.

Nuclear Matters

Palo Verde Fuel Cycle.  The Palo Verde participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs.  (See “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Generation Facilities — Nuclear — Palo Verde Fuel Cycle” in Part I, Item 1 of the 2011 Form 10-K for a description of the fuel cycle stages and the long term contractual commitments for each stage.)  In late August 2012, one of Palo Verde’s suppliers that converts uranium concentrates to uranium hexafluoride invoked the force majeure provision in its contract when it shut down its conversion plant due to regulatory compliance issues.  The Palo Verde participants have sufficient strategic reserves of enriched uranium such that they do not anticipate a short term impact on nuclear fuel supplies as a result of the force majeure declaration.  The participants are evaluating alternate long-term options for securing conversion services.

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated: November 2, 2012	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated: November 2, 2012	By:	/s/ James R. Hatfield
James R. Hatfield
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)