Form 10-K
period 2012-12-31
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2013-02-22
CIK 7286, 764622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Registrants; State of Incorporation; Addresses; and Telephone Number	IRS Employer Identification No.
1-8962	PINNACLE WEST CAPITAL CORPORATION (An Arizona corporation) 400 North Fifth Street, P.O. Box 53999 Phoenix, Arizona 85072-3999 (602) 250-1000	86-0512431
1-4473	ARIZONA PUBLIC SERVICE COMPANY (An Arizona corporation) 400 North Fifth Street, P.O. Box 53999 Phoenix, Arizona 85072-3999 (602) 250-1000	86-0011170

Securities registered pursuant to Section 12(b) of the Act:

	Title Of Each Class	Name Of Each Exchange On Which Registered
PINNACLE WEST CAPITAL CORPORATION	Common Stock, No Par Value	New York Stock Exchange
ARIZONA PUBLIC SERVICE COMPANY	None	None

Securities registered pursuant to Section 12(g) of the Act:

ARIZONA PUBLIC SERVICE COMPANY      Common Stock, Par Value $2.50 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PINNACLE WEST CAPITAL CORPORATION	Yes ☒ No ☐
ARIZONA PUBLIC SERVICE COMPANY	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐No ☒

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

PINNACLE WEST CAPITAL CORPORATION
Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of each registrant’s most recently completed second fiscal quarter:

PINNACLE WEST CAPITAL CORPORATION	$5,647,769,605 as of June 30, 2012
ARIZONA PUBLIC SERVICE COMPANY	$0 as of June 30, 2012

The number of shares outstanding of each registrant’s common stock as of February 15, 2013

PINNACLE WEST CAPITAL CORPORATION	109,756,391 shares
ARIZONA PUBLIC SERVICE COMPANY	Common Stock, $2.50 par value, 71,264,947 shares. Pinnacle West Capital Corporation is the sole holder of Arizona Public Service Company’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Pinnacle West Capital Corporation’s definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 15, 2013 are incorporated by reference into Part III hereof.

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

i

GLOSSARY OF NAMES AND TECHNICAL TERMS

AC	Alternating Current
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
AFUDC	Allowance for Funds Used During Construction
ANPP	Arizona Nuclear Power Project, also known as Palo Verde
APS	Arizona Public Service Company, a subsidiary of the Company
APSES	APS Energy Services Company, Inc., a subsidiary of the Company sold on August 19, 2011
Base Fuel Rate	The portion of APS’s retail base rates attributable to fuel and purchased power costs
BHP Billiton	BHP Billiton New Mexico Coal, Inc.
BNCC	BNP Navajo Coal Company
Cholla	Cholla Power Plant
CPUC	California Public Utility Commission
DC	Direct Current
DOE	United States Department of Energy
DOI	United States Department of the Interior
DSMAC	Demand side management adjustment charge
El Dorado	El Dorado Investment Company, a subsidiary of the Company
EPA	United States Environmental Protection Agency
FERC	United States Federal Energy Regulatory Commission
Four Corners	Four Corners Power Plant
GWh	Gigawatt-hour, one billion watts per hour
kV	Kilovolt, one thousand volts
kWh	Kilowatt-hour, one thousand watts per hour
LFCR	Lost Fixed Cost Recovery Mechanism
MMBtu	One million British Thermal Units
MW	Megawatt, one million watts
MWh	Megawatt-hour, one million watts per hour
Native Load	Retail and wholesale sales supplied under traditional cost-based rate regulation
Navajo Plant	Navajo Generating Station
NRC	United States Nuclear Regulatory Commission
OCI	Other comprehensive income
OSM	Office of Surface Mining Reclamation and Enforcement
Palo Verde	Palo Verde Nuclear Generating Station
Pinnacle West	Pinnacle West Capital Corporation (any use of the words “Company,” “we,” and “our” refer to Pinnacle West)
PSA	Power supply adjustor approved by the ACC to provide for recovery or refund of variations in actual fuel and purchased power costs compared with the Base Fuel Rate
RES	Arizona Renewable Energy Standard and Tariff
Salt River Project or SRP	Salt River Project Agricultural Improvement and Power District
SCE	Southern California Edison Company
SunCor	SunCor Development Company, a subsidiary of the Company
TCA	Transmission cost adjustor
VIE	Variable interest entity
West Phoenix	West Phoenix Power Plant

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

These and other factors are discussed in the Risk Factors described in Item 1A of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

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

BUSINESS OF ARIZONA PUBLIC SERVICE COMPANY

APS currently provides electric service to approximately 1.1 million customers.  We own or lease approximately 6,370 MW of regulated generation capacity and we hold a mix of both long-term and short-term purchased power agreements for additional capacity, including a variety of agreements for the purchase of renewable energy.  During 2012, no single purchaser or user of energy accounted for more than 1.4% of our electric revenues.

The following map shows APS’s retail service territory, including the locations of its generating facilities and principal transmission lines.

NEVADA
UTAH
COLORADO
NAVAJO
FARMINGTON, NM
LAS VEGAS
FOUR CORNERS
NEW MEXICO
KINGMAN
FLAGSTAFF
WINSLOW
CHOLLA
BAGDAD
CALIFORNIA
PRESCOTT
PHOENIX
PALO VERDE
WEST PHOENIX
OCOTILLO
GLOBE
SUNDANCE
REDHAWK
YUMA
YUCCA
SAGUARO
TUCSON
NOGALES
DOUGLAS
aps

APS Retail Electric Service Territory

Major APS Power Plants

Principal APS Transmission Lines

Transmission Lines Operated for Others

APS Solar Power Plants Over 1 MW

Energy Sources and Resource Planning

To serve its customers, APS obtains power through its various generation stations and through purchased power agreements.  Resource planning is an important function necessary to meet Arizona’s future energy needs.  APS’s sources of energy by type during 2012 were as follows:

Generation Facilities

APS has ownership interests in or leases the coal, nuclear, gas, oil and solar generating facilities described below.  For additional information regarding these facilities, see Item 2.

Coal-Fueled Generating Facilities

Four Corners — Four Corners is a 5-unit coal-fired power plant located in the northwestern corner of New Mexico.  APS operates the plant and owns 100% of Four Corners Units 1, 2 and 3 and 15% of Units 4 and 5.  APS has a total entitlement from Four Corners of 791 MW.

On November 8, 2010, APS and SCE entered into an asset purchase agreement (the “Asset Purchase Agreement”) providing for the purchase by APS of SCE’s 48% interest in each of Units 4 and 5 of Four Corners.  If consummated, APS would acquire 739 MW from SCE.  The purchase price is $294 million, subject to certain adjustments.  Completion of the purchase by APS is subject to the receipt of approvals by the ACC, the CPUC and the FERC.  On March 29, 2012, the CPUC issued an order approving the sale.  On April 18, 2012, the ACC voted to allow APS to move forward with the purchase.  The Asset Purchase Agreement provides that the purchase price will be reduced by $7.5 million for each month between October 1, 2012 and the closing date.  The ACC reserved the right to review the prudence of the transaction for cost recovery purposes in a future proceeding if the purchase closes.  The ACC also authorized an accounting deferral of certain costs associated with the purchase until any such cost recovery proceeding concludes.  The FERC application seeking authorization for the transaction was approved on November 27, 2012.  The principal remaining condition to closing is the negotiation and execution of a new coal supply contract for Four Corners on terms reasonably acceptable to APS.

On December 19, 2012, BHP Billiton, the parent company of BNCC, the coal supplier and operator of the mine that serves Four Corners, announced that it has entered into a Memorandum of Understanding with the Navajo Nation setting out the key terms under which full ownership of BNCC would be sold to the Navajo Nation.  BHP Billiton would be retained by BNCC under contract as the mine manager and operator until July 2016.  Key terms of the new coal supply contract are being finalized by the Navajo Nation and APS and the other Four Corners co-owners.

As a result of this proposed change in ownership of BNCC, APS now expects that a new coal supply contract would be executed upon completion of negotiations and following the endorsement of the transfer of ownership of the stock of BNCC to a new Navajo Nation commercial enterprise to be established by the Navajo Nation Tribal Council.  The decision of the Tribal Council is currently expected to occur in the second quarter of 2013.

Pursuant to the Asset Purchase Agreement, either APS or SCE has a right to terminate the Agreement if satisfaction of the closing conditions had not occurred by December 31, 2012, unless the party seeking to terminate is then in breach of the Agreement.

The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government.  APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also requires the approval of the DOI, as does a related federal rights-of-way grant, which the Four Corners participants will pursue.  A federal environmental review is underway as part of the DOI review process.

APS has announced that, if APS’s purchase of SCE’s interests in Units 4 and 5 at Four Corners is consummated, it will close Units 1, 2 and 3 at the plant.  These events would change the plant’s overall generating capacity from 2,100 MW to 1,540 MW and APS’s entitlement from the plant from 791 MW to 970 MW.

APS cannot predict whether the mutual right to terminate in the Asset Purchase Agreement will be exercised by a party to that agreement in the future, whether BHP Billiton and the Navajo Nation will consummate the transfer of ownership of BNCC, or whether the coal supply contract will be finalized and executed, such that closing of APS’s purchase of SCE’s interest in Four Corners can occur.

Cholla — Cholla is a 4-unit coal-fired power plant located in northeastern Arizona.  APS operates the plant and owns 100% of Cholla Units 1, 2 and 3.  PacifiCorp owns Cholla Unit 4, and APS operates that unit for PacifiCorp.  APS has a total entitlement from Cholla of 647 MW.  APS purchases all of Cholla’s coal requirements from a coal supplier that mines all of the coal under long-term leases of coal reserves with the federal government and private landholders.  The Cholla coal contract runs through 2024.  APS believes that the current fuel contracts ensure the continued operation of Cholla for its useful life.  In addition, APS has a long-term coal transportation contract.

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

These coal-fueled plants face uncertainties, including those related to existing and potential legislation and regulation, that could significantly impact their economics and operations.  See “Environmental Matters” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Capital Expenditures” in Item 7 for developments impacting these coal-fueled facilities.  See Note 11 for information regarding APS’s coal mine reclamation obligations.

Nuclear

Palo Verde Nuclear Generating Station — Palo Verde is a 3-unit nuclear power plant located about 50 miles west of Phoenix, Arizona.  APS operates the plant and owns 29.1% of Palo Verde Units 1 and 3 and about 17% of Unit 2.  In addition, APS leases about 12.1% of Unit 2, resulting in a 29.1% combined ownership and leasehold interest in that Unit.  APS has a total entitlement from Palo Verde of 1,146 MW.

Palo Verde Leases — In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back about 42% of its share of Palo Verde Unit 2 and certain common facilities.  In accordance with the VIE accounting guidance, APS consolidates the lessor trust entities for financial reporting purposes, and eliminates lease accounting for these transactions.  The agreements have terms of 29.5 years (expiring at the end of 2015) and contain options to renew the leases or to purchase the property for fair market value at the end of the lease terms.  APS was required to give notice to the respective lessor trusts between December 31, 2010 and December 31, 2012 if it wished to retain the leased assets (without specifying whether it would purchase the leased assets or extend the leases) or return the leased assets to the lessor trusts.  On December 31, 2012, APS gave notice to the respective lessor trusts informing them it will retain the leased assets.  APS must give notice to the respective lessor trusts by June 30, 2014 notifying them which of the purchase or lease renewal options it will exercise.  We are analyzing these options.  See Note 20 for additional information regarding the Palo Verde Unit 2 sale leaseback transactions.

Palo Verde Operating Licenses — Operation of each of the three Palo Verde Units requires an operating license from the NRC.  The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987, and issued renewed operating licenses for each of the three units in April 2011, which extended the licenses for Units 1, 2 and 3 to June 2045, April 2046 and November 2047, respectively.

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

The Palo Verde participants have contracted for 100% of Palo Verde’s requirements for uranium concentrates through 2016, 95% of its requirements in 2017 and 80% of its requirements in 2018.  The participants have also contracted for all of Palo Verde’s conversion services through 2016, 90% of its requirements in 2017 and 95% of its requirements in 2018; all of Palo Verde’s enrichment services through 2020; and all of Palo Verde’s fuel assembly fabrication services through 2016.

In late August 2012, one of Palo Verde’s suppliers that converts uranium concentrates to uranium hexafluoride invoked the force majeure provision in its contract when it shut down its conversion plant due to regulatory compliance issues.  The Palo Verde participants have sufficient strategic reserves of enriched uranium such that they do not anticipate a short term impact on nuclear fuel supplies as a result of the force majeure declaration.  The uranium conversion supplier has undertaken the necessary upgrades to its facility to address the regulatory compliance issues and anticipates resuming operations in a time frame that will not result in an adverse impact on Palo Verde’s ability to secure long-term conversion services.  However, the participants are continuing to evaluate alternate long-term options for securing conversion services.

Spent Nuclear Fuel and Waste Disposal — The Nuclear Waste Policy Act of 1982 (“NWPA”) required the DOE to accept, transport, and dispose of spent nuclear fuel and high level waste generated by the nation’s nuclear power plants by 1998.  The DOE’s obligations are reflected in a Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (“Standard Contract”) with each nuclear power plant.  The DOE failed to begin accepting spent nuclear fuel by 1998, and APS (on behalf of itself and the other Palo Verde participants) filed a lawsuit for DOE’s breach of the Palo Verde Standard Contract in the U.S. Court of Federal Claims.  The Court of Federal Claims ruled in favor of APS and in October 2010 awarded $30.2 million in damages to the Palo Verde participants for costs incurred through December 2006.  On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a second breach of contract lawsuit against the DOE.  This lawsuit seeks to recover APS’s damages incurred due to DOE’s failure to accept Palo Verde’s spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011.

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

On June 8, 2012, the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) issued its decision on a challenge by several states and environmental groups of the NRC’s rulemaking regarding temporary storage and permanent disposal of high level nuclear waste and spent nuclear fuel.  The petitioners had challenged the NRC’s 2010 update to the agency’s Waste Confidence Decision and temporary storage rule (“Waste Confidence Decision”).

The D.C. Circuit found that the agency’s 2010 Waste Confidence Decision update constituted a major federal action, which, consistent with the National Environmental Policy Act (“NEPA”), requires either an environmental impact statement or a finding of no significant impact from the agency’s actions.  The D.C. Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action consistent with NEPA.

On September 6, 2012, the NRC Commissioners issued a directive to the NRC staff to proceed directly with development of a generic environmental impact statement to support an updated Waste Confidence Decision.  The Commission also directed the staff to establish a schedule to publish a final rule and environmental impact study within 24 months of September 6, 2012.  Timely resolution of the remand by the Court of Appeals could have an adverse impact on certain NRC licensing actions.

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

Nuclear Decommissioning Costs — APS currently relies on an external sinking fund mechanism to meet the NRC financial assurance requirements for decommissioning its interests in Palo Verde Units 1, 2 and 3.  The decommissioning costs of Palo Verde Units 1, 2 and 3 are currently included in APS’s ACC jurisdictional rates.  Decommissioning costs are recoverable through a non-bypassable system benefits charge (paid by all retail customers taking service from the APS system).  See Note 22 for additional information about APS’s nuclear decommissioning trusts.

Palo Verde Liability and Insurance Matters — See “Palo Verde Nuclear Generating Station — Nuclear Insurance” in Note 11 for a discussion of the insurance maintained by the Palo Verde participants, including APS, for Palo Verde.

Impact of Earthquake and Tsunami in Japan on Nuclear Energy Industry — On March 11, 2011, an earthquake measuring 9.0 on the Richter Scale occurred off the coast of Japan.  After the earthquake, the first of a series of seven tsunamis arrived at the Fukushima Daiichi Nuclear Power Station.  As a result, the Fukushima Daiichi station experienced considerable damage.

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

The NRC has issued a series of interim staff guidance documents regarding implementation of these requirements.  Due to the developing nature of these requirements, we cannot predict the financial or operational impacts on Palo Verde or APS; however, Palo Verde continues to comply with regulatory requirements and related reporting to the NRC as specified in the March 12, 2012, and interim staff guidance documents.

Natural Gas and Oil Fueled Generating Facilities

APS has six natural gas power plants located throughout Arizona, consisting of Redhawk, located near the Palo Verde Nuclear Generating Station; Ocotillo, located in Tempe; Sundance, located in Coolidge; West Phoenix, located in southwest Phoenix; Saguaro, located north of Tucson; and Yucca, located near Yuma.  Several of the units at Saguaro and Yucca run on either gas or oil.  APS has one oil-only power plant, Douglas, located in the town of Douglas, Arizona.  APS owns and operates each of these plants with the exception of one oil-only combustion turbine unit and one oil and gas steam unit at Yucca that are operated by APS and owned by the Imperial Irrigation District.  APS has a total entitlement from these plants of 3,389 MW.  Gas for these plants is acquired through APS’s hedging program.  APS has long-term gas transportation agreements with three different companies, some of which are effective through 2024.  Fuel oil is acquired under short-term purchases delivered primarily to West Phoenix, where it is distributed to APS’s other oil power plants by truck.

Solar Facilities

To date, APS has begun operation of 69 MW of utility scale solar through its AZ Sun Program, discussed below.  These facilities are owned by APS and are located in multiple locations throughout Arizona.

Additionally, APS owns and operates more than forty small solar systems around the state.  Together they have the capacity to produce about 4 MW of renewable energy.  This fleet of solar systems includes a 3 MW facility located at the Prescott Airport and 1 MW of small solar in various locations across Arizona.  APS has also developed solar photovoltaic distributed energy systems installed as part of the Community Power Project in Flagstaff, Arizona.  The Community Power Project, approved by the ACC on April 1, 2010, is a pilot program through which APS owns, operates and receives energy from approximately 1.5 MW of solar photovoltaic distributed energy systems located within a certain test area in Flagstaff, Arizona.  Additionally, APS owns 7 MW of solar photovoltaic systems installed across Arizona through the ACC approved Schools and Government Program.

Purchased Power Contracts

In addition to its own available generating capacity, APS purchases electricity under various arrangements, including long-term contracts and purchases through short-term markets to supplement its owned or leased generation and hedge its energy requirements.  A portion of APS’s purchased power expense is netted against wholesale sales on the Consolidated Statements of Income.  (See Note 18.)  APS continually assesses its need for additional capacity resources to assure system reliability.

Purchased Power Capacity — APS’s purchased power capacity under long-term contracts, including its renewable energy portfolio, is summarized in the table below.  All capacity values are based on net capacity unless otherwise noted.

Type	Dates Available	Capacity (MW)
Purchase Agreement (a)	Year-round through December 2014	104
Purchase Agreement (b)	Year-round through June 14, 2020	60
Exchange Agreement (c)	May 15 to September 15 annually through 2020	480
Tolling Agreement	Year-round through May 2017	500
Tolling Agreement	Summer seasons through October 2019	560
Day-Ahead Call Option Agreement	Summer seasons through September 2015	500
Day-Ahead Call Option Agreement	Summer seasons through summer 2016	150
Demand Response Agreement (d)	Summer seasons through 2024	100
Renewable Energy (e)	Various	349

(a)                                 The capacity under this agreement varies by month, with a maximum capacity of 104 MW in 2012 and 90 MW in each of 2013 and 2014.

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

Current and Future Resources

Current Demand and Reserve Margin

Electric power demand is generally seasonal.  In Arizona, demand for power peaks during the hot summer months.  APS’s 2012 peak one-hour demand on its electric system was recorded on August 8, 2012 at 7,207 MW, compared to the 2011 peak of 7,087 MW recorded on August 24, 2011.  APS’s reserve margin at the time of the 2012 peak demand, calculated using system load serving capacity, was 22%.  Excluding certain contractual rights to call on additional capacity on short notice, which APS may use in the event of unusual weather or unplanned outages, the 2012 reserve margin was 12%.  APS anticipates the reserve margin for 2013 will be approximately 28%, or 19% excluding contractual rights to call on additional capacity.  APS expects that our reserve margins will decrease over the next five years and that additional conventional resources will be needed around 2017.

Future Resources and Resource Plan

Under the ACC’s resource planning rule, APS will file by April 1 of each even year its resource plans for the next fifteen-year period.  APS filed its first resource plan pursuant to these rules on April 1, 2012.  The rule requires the ACC to issue an order with its acknowledgment of APS’s resource plan within approximately ten months following its submittal.  The deadline for the ACC to acknowledge APS’s resource plan has been extended from February 1, 2013 until April 1, 2013.  The ACC’s acknowledgment of APS’s resource plan will consider factors such as the total cost of electric energy services, demand management, analysis of supply-side options, system reliability and risk management.

Renewable Energy Standard

In 2006, the ACC adopted the RES.  Under the RES, electric utilities that are regulated by the ACC must supply an increasing percentage of their retail electric energy sales from eligible renewable resources, including solar, wind, biomass, biogas and geothermal technologies.  The renewable energy requirement is 4% of retail electric sales in 2013 and increases annually until it reaches 15% in 2025.  In APS’s 2009 retail rate case settlement agreement, APS committed to have 1,700 GWh of new renewable resources in service by year-end 2015 in addition to its 2008 renewable resource commitments.  Taken together, APS’s commitment is estimated to be approximately 12% of retail sales, by year-end 2015, which is more than double the RES target of 5% for that year.  A component of the RES is focused on stimulating development of distributed energy systems (generally speaking, small-scale renewable technologies that are located on customers’ properties, such as rooftop solar systems).  Accordingly, under the RES, an increasing percentage of that requirement must be supplied from distributed energy resources.  This distributed energy requirement is 30% of the overall RES requirement of 4% in 2013.  The following table summarizes the RES requirement standard (not including the additional commitment required by the settlement agreement discussed above) and its timing:

	2013	2015	2020	2025
RES as a % of retail electric sales	4%	5%	10%	15%
Percent of RES to be supplied from distributed energy resources	30%	30%	30%	30%

Renewable Energy Portfolio.  To date, APS has a diverse portfolio of existing and planned renewable resources totaling 1090 MW, including wind, geothermal, solar, biomass and biogas.  Of this portfolio, 667 MW are currently in operation and 423 MW are under contract for development or are under construction.  Renewable resources in operation include 81 MW of facilities owned by APS, 349 MW of long-term purchased power agreements, and an estimated 237 MW of customer-sited, third-party owned distributed energy resources.

APS’s strategy to achieve its RES requirements includes executing purchased power contracts for new facilities, ongoing development of distributed energy resources and procurement of new facilities to be owned by APS.  APS is developing owned solar resources through the AZ Sun Program.  Under this program to date, APS has executed contracts for the development of 118 MW of new solar generation, representing an investment commitment of approximately $502 million.  See Note 3 for additional details about the AZ Sun Program, including the related cost recovery.

The following table summarizes APS’s renewable energy sources currently in operation and under development.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the projects to the electric grid.

	Location	Actual/ Target Commercial Operation Date	Term (Years)	Net Capacity In Operation (MW AC)	Net Capacity Planned/Under Development (MW AC)
APS Owned
Solar:
AZ Sun Program:
Paloma	Gila Bend, AZ	2011		17
Cotton Center	Gila Bend, AZ	2011		17
Hyder Phase 1	Hyder, AZ	2011		11
Hyder Phase 2	Hyder, AZ	2012		5
Chino Valley	Chino Valley, AZ	2012		19
Foothills	Yuma, AZ	2013			35
Hyder II	Hyder, AZ	2013			14
Subtotal AZ Sun Program				69	49
Multiple Facilities	AZ	Various		4
Distributed Energy:
APS Owned (a)	AZ	Various		8
Total APS Owned				81	49

Purchased Power Agreements
Solar:
Solana (b)	Gila Bend, AZ	2013	30		250
RE Ajo	Ajo, AZ	2011	25	5
Sun E AZ 1	Prescott, AZ	2011	30	10
Saddle Mountain	Tonopah, AZ	2012	30	15
Solar 1 (c)	Tonopah, AZ	2013	30		15
Solar 2 (c)	Maricopa County, AZ	2013	30		15
Wind:
Aragonne Mesa	Santa Rosa, NM	2006	20	90
High Lonesome	Mountainair, NM	2009	30	100
Perrin Ranch Wind	Williams, AZ	2012	25	99
Geothermal:
Salton Sea	Imperial County, CA	2006	23	10
Biomass:
Snowflake	Snowflake, AZ	2008	15	14
Biogas:
Glendale Landfill	Glendale, AZ	2010	20	3
NW Regional Landfill	Surprise, AZ	2012	20	3
Total Purchased Power Agreements				349	280
Distributed Energy
Solar (d)
Third-party Owned (e)	AZ	various		204	94
Agreement 1	Bagdad, AZ	2011	25	15
Agreement 2	AZ	2011-2012	20-21	18
Total Distributed Energy				237	94
Total Renewable Portfolio				667	423

(a)                                 Includes Flagstaff Community Power Project and APS Schools and Government Program.

(b)                                 Represents contracted capacity.

(c)                                  Details of these agreements have not yet been publicly announced.

(d)                                 Distributed generation is produced in DC and is converted to AC for reporting purposes.

(e)                                  Achieved through incentive-based programs.  Includes resources with production-based incentives that have terms of 10-20 years.

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

Government Awards

Through the American Recovery and Reinvestment Act of 2009 (“ARRA”) and other DOE initiatives, the Federal government made a number of programs available for utilities to develop renewable resources, improve reliability and create jobs.

APS has received two awards from the DOE.  The first is a $3 million non-ARRA award for a high penetration photovoltaic generation study related to the Community Power Project in Flagstaff, Arizona.  This award will conclude on March 31, 2015 and is contingent upon APS meeting certain project milestones, including DOE-established budget parameters.  Second, APS was a sub-recipient under a $3.4 million ARRA award received through the State of Arizona for the implementation of various distributed energy and energy efficiency programs in Arizona.  This project concluded on April 30, 2012.

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

On April 14, 2010, the ACC issued a decision holding that solar vendors that install and operate solar facilities for non-profit schools and governments pursuant to a specific type of contract that calculates payments based on the energy produced are not “public service corporations” under the Arizona Constitution, and are therefore not regulated by the ACC.  A second matter is pending with the ACC to determine whether that ruling should extend to solar providers who serve a broader customer base under the same business model.  Use of such products by customers within our territory would result in an increasing level of competition.  APS cannot predict when, and the extent to which, additional electric service providers will enter or re-enter APS’s service territory.

In 1999, the ACC approved rules for the introduction of retail electric competition in Arizona.  As a result, as of January 1, 2001, all of APS’s retail customers were eligible to choose alternate energy suppliers.  However, there are currently no active retail competitors offering unbundled energy or other utility services to APS’s customers.  In 2000, the Arizona Superior Court found that the rules were in part unconstitutional and in other respects unlawful, the latter finding being primarily on procedural grounds, and invalidated all ACC orders authorizing competitive electric services providers to operate in Arizona.  In 2004, the Arizona Court of Appeals invalidated some, but not all of the rules and upheld the invalidation of the orders authorizing competitive electric service providers.  In 2005, the Arizona Supreme Court declined to review the Court of Appeals’ decision.

To date, the ACC has taken no further or substantive action on either the rules or the prior orders authorizing competitive electric service providers in response to the final Court of Appeals’ decision.  In 2008, the ACC directed the ACC staff to investigate whether such retail competition was in the public interest and what legal impediments remain to competition in light of the Court of Appeals’ decision referenced above.  The ACC staff’s report on the results of its investigation was issued on August 12, 2010.  The report stated that additional analysis, discussion and study of all aspects of the issue are required in order to perform a proper evaluation.  While the report did not make any specific recommendations other than to conduct more workshops, the report did state that the current retail electric competition rules are incomplete and in need of modification.

Several ACC commissioners have publicly expressed interest in re-examining retail electric competition in 2013.  APS cannot predict if or when this re-examination might occur.

Wholesale

The FERC regulates rates for wholesale power sales and transmission services.  (See Note 3 for information regarding APS’s transmission rates.)  During 2012, approximately 5.6% of APS’s electric operating revenues resulted from such sales and services.  APS’s wholesale activity primarily consists of managing fuel and purchased power supplies to serve retail customer energy requirements.  APS also sells, in the wholesale market, its generation output that is not needed for APS’s Native Load and, in doing so, competes with other utilities, power marketers and independent power producers.  Additionally, subject to specified parameters, APS hedges both electricity and fuels.  The majority of these activities are undertaken to mitigate risk in APS’s portfolio.

Environmental Matters

Climate Change

Legislative Initiatives.  There have been no recent attempts by Congress to pass legislation that would regulate greenhouse gas (“GHG”) emissions and, with its focus on other issues, such as economic recovery and job growth, it is unclear if and when the 113th Congress will consider a climate change bill.  In the event climate change legislation ultimately passes, the actual economic and operational impact of such legislation on APS depends on a variety of factors, none of which can be fully known until a law is enacted and the specifics of the resulting program are established.  These factors include the terms of the legislation with regard to allowed emissions; whether any permitted emissions allowances will be allocated to source operators free of cost or auctioned; the cost to reduce emissions or buy allowances in the marketplace; and the availability of offsets and mitigating factors to moderate the costs of compliance.

In addition to federal legislative initiatives, state-specific initiatives may also impact our business.  While Arizona has no pending legislation and no proposed agency rule regulating GHGs in Arizona, the California legislature enacted AB 32 and SB 1368 in 2006 to address GHG emissions.  In October 2011, the California Air Resources Board approved final regulations that established a state-wide cap on GHG emissions beginning on January 1, 2013 and established a GHG allowance trading program under that cap.  The first phase of the program, which applies to, among other entities, importers of electricity, commenced on January 1, 2013.  Under the program, importers of electricity, including APS, must hold carbon allowances to cover GHG emissions associated with electricity imported into California from outside the state.  APS is authorized to recover the cost of these carbon allowances through the PSA.

We are monitoring Arizona regulatory activities and other state legislative developments to understand the extent to which they may affect our business, including our sales into the impacted states or the ability of our out-of-state power plant participants to continue their participation in certain coal-fired power plants.  In particular, SCE, a participant in Four Corners, has indicated that SB 1368 may prohibit it from making emission control expenditures at the plant.  (See “Energy Sources and Resource Planning — Generation Facilities — Coal-Fueled Generating Facilities — Four Corners” above for details of the pending sale of SCE’s interest in Four Corners to APS.)

Regulatory Initiatives.  In December 2009, EPA determined that GHG emissions endanger public health and welfare.  This determination was made in response to a 2007 United States Supreme Court ruling that GHGs fit within the Clean Air Act’s broad definition of “air pollutant” and, as a result, EPA has the authority to regulate GHG emissions of new motor vehicles under the Clean Air Act.  As a result of this “endangerment finding,” EPA determined that the Clean Air Act required new regulatory requirements for new and modified major GHG emitting sources, including power plants.  On June 3, 2010, EPA issued a rule under the Clean Air Act, known as the “tailoring rule,” establishing new GHG emissions thresholds that determine when sources, including power plants, must obtain air operating permits or New Source Review permits.  “New Source Review,” or “NSR,” is a pre-construction permitting program under the Clean Air Act that requires analysis of pollution controls prior to building a new stationary source or making major modifications to an existing stationary source.  The tailoring rule became effective on August 2, 2010 and it became applicable to power plants on January 2, 2011.  Several groups filed lawsuits challenging EPA’s endangerment finding and the tailoring rule, but on June 26, 2012, the United States Court of Appeals for the District of Columbia Circuit issued its decision upholding the rules.

APS does not expect the tailoring rule to have a significant impact on its current operations.  The rule will require APS to consider the impact of GHG emissions as part of its traditional New Source Review analysis for new sources and major modifications to existing plants.

On December 30, 2010, pursuant to its authority under the Clean Air Act, EPA finalized a GHG Federal Implementation Plan (“FIP”) for Arizona relating to pre-construction permits for construction of new sources or major modifications of existing sources.  Subsequently, in March 2011, EPA and ADEQ entered into an agreement under which EPA delegated to ADEQ authority to issue GHG pre-construction permits and to modify existing GHG pre-construction permits.  The GHG FIP will remain in place until such time as EPA approves a State Implementation Plan (“SIP”) that applies pre-construction permit requirements to GHG-emitting stationary sources in Arizona.  APS does not expect the GHG FIP to have a significant impact on its current operations.

Pursuant to its authority under the Clean Air Act, on March 27, 2012, EPA proposed New Source Performance Standards (“NSPS”) for GHG emissions from new electric generating units.  Once finalized, APS does not expect the GHG NSPS for new units to have an impact on its current operations.  EPA has indicated that the rule will not apply to modified, reconstructed, or existing electric generating units.  It is unclear when, or if, EPA will propose such standards, which could affect Four Corners, Cholla, and the Navajo Plant once promulgated.

At the present time, we cannot predict what other rules or regulations may ultimately result from EPA’s endangerment finding and what impact other potential rules or regulations will have on APS’s operations.  If any emission reduction legislation or additional regulations are enacted, we will assess our compliance alternatives, which may include replacement of existing equipment, installation of additional pollution control equipment, purchase of allowances, retirement or suspension of operations at certain coal-fired facilities, or other actions.  Although associated capital expenditures or operating costs resulting from GHG emission regulations or legislation could be material, we believe that we would be able to recover the costs of these environmental compliance initiatives through our regulated rates.

Company Response to Climate Change Initiatives.  We have undertaken a number of initiatives to address emission concerns, including renewable energy procurement and development, promotion of programs and rates that promote energy conservation, renewable energy use and energy efficiency.  (See “Energy Sources and Resource Planning — Current and Future Resources” above for details of these plans and initiatives.)  APS currently has a diverse portfolio of renewable resources, including wind, geothermal, solar, biogas and biomass, and we are focused on increasing the percentage of our energy that is produced by renewable resources.

APS prepares an inventory of GHG emissions from its operations.  This inventory is reported to EPA under the EPA GHG Reporting Program and is voluntarily communicated to the public in Pinnacle West’s annual Corporate Responsibility Report, which is available on our website (www.pinnaclewest.com).  The report provides information related to the Company and its approach to sustainability and its workplace and environmental performance.  The information on Pinnacle West’s website, including the Corporate Responsibility Report, is not incorporated by reference into this report.

Climate Change Lawsuit.  In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a lawsuit in federal court in the Northern District of California against nine oil companies, fourteen power companies (including Pinnacle West), and a coal company, alleging that the defendants’ emissions of carbon dioxide contribute to global warming and constitute a public and private nuisance under both federal and state law.  The plaintiffs also allege that the effects of global warming will require the relocation of the village, and they are seeking an unspecified amount of monetary damages.  In June 2008, the defendants filed motions to dismiss the action, which were granted.  The plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit in November 2009.

On September 21, 2012, a three-judge panel of the Ninth Circuit affirmed the district court’s dismissal of the Kivalina plaintiffs’ federal common law public nuisance action.  The court declined to address any other issue raised by the parties, including the plaintiffs’ state nuisance law claim.  On October 4, 2012, the plaintiffs filed a petition for rehearing by the entire Ninth Circuit, but on November 27, 2012, the court denied the plaintiffs’ petition.  APS continues to believe the action in Kivalina is without merit and will continue to defend against both the federal and state claims.

EPA Environmental Regulation

Regional Haze Rules.  Over a decade ago, EPA announced regional haze rules to reduce visibility impairment in national parks and wilderness areas.  The rules require states (or, for sources located on tribal land, EPA) to determine what pollution control technologies constitute the “best available retrofit technology” (“BART”) for certain older major stationary sources.  EPA subsequently issued the Clean Air Visibility Rule, which provides guidelines on how to perform a BART analysis.

The Four Corners and Navajo Plant participants’ obligations to comply with EPA’s final BART determinations (and Cholla’s obligations to comply with ADEQ’s and EPA’s determinations), coupled with the financial impact of potential future climate change legislation, other environmental regulations, and other business considerations, could jeopardize the economic viability of these plants or the ability of individual participants to continue their participation in these plants.

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

On December 2, 2011, EPA provided notice of a proposed consent decree to address a lawsuit filed by a number of environmental organizations, which alleged that EPA failed to promulgate FIPs for states that have not yet submitted all or part of the required regional haze SIPs.  In accordance with the consent decree, on December 5, 2012, EPA issued a final BART rule applicable to Cholla.  EPA approved ADEQ’s BART emissions limits for sulfur dioxide (“SO2”) and emissions of particulate matter (“PM”), but added an SO2 removal efficiency requirement of 95%.  In addition, EPA disapproved ADEQ’s BART determinations for oxides of nitrogen (“NOx”) and promulgated a FIP establishing a new, more stringent “bubbled” NOx emissions rate applicable to the two BART-eligible Cholla units owned by APS and the other BART-eligible unit owned by PacifiCorp.  In order to comply with this new rate, APS will be required to install selective catalytic reduction (“SCR”) technology on all three of the Cholla units.  APS’s total costs for these post-combustion NOx controls would be approximately $187 million.  This amount is not included in our current estimates for environmental capital expenditures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Item 7.  Under the FIP, APS has five years from December 2012 to complete installation of the equipment and achieve the BART emissions limit for NOx.

APS believes that EPA’s final rule as it applies to Cholla is unsupported and that EPA had no basis for disapproving Arizona’s SIP and promulgating a FIP that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  The State of Arizona and three other utilities also filed similar petitions.  On February 4, 2013, APS filed a Petition for Reconsideration and Stay of the final BART rule with EPA.

Four Corners. On August 6, 2012, EPA issued its final BART determination for Four Corners.  The rule includes two compliance alternatives.  The first emission control alternative finalized by EPA would require the installation of post-combustion controls on each of Units 1-5 at Four Corners to reduce NOx emissions.  Current estimates indicate that APS’s share of total costs for Four Corners for these controls would be approximately $400 million.  Under the second emission control alternative finalized by EPA, the owners of Four Corners would have the option to permanently close Units 1-3 by January 1, 2014 and install post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018.  APS’s share of total costs for these controls would be approximately $300 million.  The majority of these costs are not included in the capital expenditure estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Item 7, since they would be incurred in years following 2015.  For PM emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lb/mmBtu and Units 1-5 to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses.  Because the Mercury and Air Toxics Standards will force the installation of baghouses on Units 1-3 if APS chooses not to close those units, EPA determined it is not necessary or appropriate to set new PM limits for Units 1-3 under the final Four Corners BART rule.  (See “Mercury and other Hazardous Air Pollutants” for additional details of these standards.)  Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners’ coal and material handling operations.  The Four Corners participants have until July 1, 2013 to notify EPA of which emission control approach Four Corners will follow.

On October 22, 2012, WildEarth Guardians filed a petition for review in the United States Court of Appeals for the Ninth Circuit alleging that EPA violated the Endangered Species Act (“ESA”) when it promulgated the final Four Corners BART FIP.  On November 21, 2012, APS filed a motion for leave to intervene as a defendant, and the court granted that motion on December 10, 2012.  EPA and APS have pending motions with the court to dismiss the petition or, in the alternative, transfer the case to the United States Court of Appeals for the Tenth Circuit, the circuit in which we believe the petition should have been filed.  We cannot currently predict the outcome of this case or whether such outcome will have a material adverse impact on our financial position, results of operations, or cash flows.

Navajo Plant.  On January 18, 2013, EPA issued a proposed BART rule for the Navajo Plant, which would require installation of SCR technology in order to achieve a new, more stringent plantwide NOx emission limit.  Under the proposal, the Navajo Plant participants would have up to five years after EPA issues its final determinations to achieve compliance with the BART requirements.  APS’s total costs for post-combustion NOx controls could be up to approximately $158 million.  The majority of these costs are not included in the capital expenditure estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Item 7, since they will be incurred in years following 2015.  EPA’s proposal also includes an “Alternative to BART,” which would provide the Navajo Plant with additional time to install the SCR technology.  Under this “better than BART” alternative, the Navajo Plant participants would be required to install SCR technology on one unit per year in 2021, 2022 and 2023.  EPA is also requesting comments on other options that could set longer time frames for installing pollution controls if the Navajo Plant can achieve additional emission reductions.  Comments are due to EPA by May 6, 2013.

Mercury and other Hazardous Air Pollutants.  On December 16, 2011, EPA issued the final Mercury and Air Toxics Standards (“MATS”), which established maximum achievable control technology (“MACT”) standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired power plants.  Generally, plants will have three years after the effective date of the rule to achieve compliance.  In the case of Cholla, APS will have a total of four years after the MATS’ effective date to comply with the new MACT standards because on September 24, 2012, the permitting authority granted APS’s request for a one-year compliance date extension.

The MATS will require APS to install additional pollution control equipment.  APS has installed certain of the equipment necessary to meet the anticipated standards.  APS currently estimates that the cost for the remaining equipment necessary to meet these standards is approximately $124 million for Cholla Units 1-3.  The estimated costs for Four Corners Units 1-3 are not included in our current environmental expenditure estimates since our estimates assume the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shut down of Units 1-3.  Cholla’s estimated costs for the next three years are included in our environmental expenditure estimates.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures” in Item 7 for details of our capital expenditure estimates).  SRP, the operating agent for the Navajo Plant, is still evaluating compliance options under the MATS.

Cooling Water Intake Structures.  EPA issued its proposed cooling water intake structures rule on April 20, 2011, which provides national standards applicable to certain cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the Clean Water Act.  The proposed standards are intended to protect fish and other aquatic organisms by minimizing impingement mortality (the capture of aquatic wildlife on intake structures or against screens) and entrainment mortality (the capture of fish or shellfish in water flow entering and passing through intake structures).  To minimize impingement mortality, the proposed rule would require facilities, such as Four Corners and the Navajo Plant, to either demonstrate that impingement mortality at its cooling water intakes does not exceed a specified rate or reduce the flow at those structures to less than a specified velocity, and to take certain protective measures with respect to impinged fish.  To minimize entrainment mortality, the proposed rule would also require these facilities to conduct a “structured site-specific analysis” to determine what site-specific controls, if any, should be required.  Additional studies and a peer review process will also be required at these facilities.

As proposed, existing facilities subject to the rule would have to comply with the impingement mortality requirements as soon as possible, but in no event later than eight years after the effective date of the rule, and would have to comply with the entrainment requirements as soon as possible under a schedule of compliance established by the permitting authority.  APS is performing analyses to determine the costs of compliance with the proposed rule.  EPA is working to finalize the standards by June 27, 2013.

Coal Combustion Waste.  On June 21, 2010, EPA released its proposed regulations governing the handling and disposal of coal combustion residuals (“CCRs”), such as fly ash and bottom ash.  APS currently disposes of CCRs in ash ponds and dry storage areas at Cholla and Four Corners, and also sells a portion of its fly ash for beneficial reuse as a constituent in concrete production.  EPA proposes regulating CCRs as either non-hazardous waste or hazardous waste and requested comments on three different alternatives.  The hazardous waste proposal would phase out the use of ash ponds for disposal of CCRs. The other two proposals would regulate CCRs as non-hazardous waste and impose performance standards for ash disposal.  One of these proposals would require retrofitting or closure of currently unlined ash ponds, while the other proposal would not require the installation of liners or pond closures.  EPA has not yet indicated a preference for any of the alternatives.

On April 5, 2012, a coalition of environmental groups filed suit to compel EPA to finalize its proposed CCR rule.  Soon thereafter, coal ash recyclers filed similar lawsuits against EPA.  Although we do not know when EPA will issue a final rule or by when compliance will ultimately be required, in an October 11, 2012 filing with the court, EPA took the position that it will need at least a year to finalize the rule.  Motions and cross-motions for summary judgment are currently pending before the court.  We cannot currently predict the outcome of the lawsuit or EPA’s actions or whether such actions will have a material adverse impact on our financial position, results of operations, or cash flows.

Effluent Limitation Guidelines.  EPA is subject to a consent decree deadline to propose revised effluent limitation guidelines establishing technology-based wastewater discharge limitations for fossil-fired electric generating units by April 19, 2013, and to finalize the rule by May 22, 2014.  EPA has indicated that it expects the revised standards to target metals and other pollutants in wastewater streams originating from fly ash and bottom ash handling activities and scrubber-related operations.  If EPA requires such conversions under the final rule, Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change their waste disposal techniques.  EPA may also revise standards for metals and other pollutants for wastewater streams not associated with ash handling.  We cannot currently predict the shape of EPA’s final rule or whether this action will have a material adverse impact on our financial position, results of operations, or cash flows.

Ozone National Ambient Air Quality Standards.  In March 2008, EPA adopted new, more stringent eight-hour ozone standards, known as national ambient air quality standards (“NAAQS”).  In January 2010, EPA proposed to adopt even more stringent eight-hour ozone NAAQS.  However, on September 2, 2011, President Obama decided to withdraw EPA’s revised ozone standards until at least 2013 when EPA would be required to review them as part of its five-year NAAQS review process.  As ozone standards become more stringent, our fossil generation units may come under increasing pressure to reduce emissions of nitrogen oxides and volatile organic compounds and/or to generate emission offsets for new projects or facility expansions.  At this time, APS is unable to predict what impact the adoption of these standards may have on its financial position, results of operations, or cash flows.

New Source Review.  On April 6, 2009, APS received a request from EPA under Section 114 of the Clean Air Act seeking detailed information regarding projects at and operations of Four Corners.  This request is part of an enforcement initiative that EPA has undertaken under the Clean Air Act.  EPA has taken the position that many utilities have made certain physical or operational changes at their plants that should have triggered additional regulatory requirements under the New Source Review provisions of the Clean Air Act.  Other electric utilities have received and responded to similar Section 114 requests, and several of them have been the subject of notices of violation and lawsuits by EPA.  APS responded to EPA’s request in August 2009 and is currently unable to predict the timing or content of EPA’s response, if any, or any resulting actions.

Clean Air Act Lawsuit.  On October 4, 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the New Source Review provisions of the Clean Air Act.  Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the Clean Air Act’s NSPS program.  Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required NSR permits and complies with the NSPS.  The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project.  On April 2, 2012, APS and the other Four Corners participants filed motions to dismiss, which are pending.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

Endangered Species Act.  On January 30, 2011, the Center for Biological Diversity, Diné Citizens Against Ruining Our Environment, and San Juan Citizens Alliance filed a lawsuit in the United States District Court for the District of Colorado against OSM and DOI, alleging that OSM failed to engage in mandatory ESA consultation with the Fish and Wildlife Service prior to authorizing the renewal of an operating permit for the mine that serves Four Corners.  The lawsuit alleged that activities at the mine, including mining and the disposal of coal combustion residuals, would adversely affect several endangered species and their critical habitats.  APS is not a party to the lawsuit but is monitoring it to determine its potential impact on APS’s operations.  On March 14, 2012, the district court entered an order dismissing the plaintiffs’ lawsuit without prejudice.  On May 14, 2012, the plaintiffs appealed the court’s order to the United States Court of Appeals for the Tenth Circuit.

Superfund.  The Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties (“PRPs”).  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan.  We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

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

Navajo Nation Environmental Issues

Four Corners and the Navajo Plant are located on the Navajo Reservation and are held under easements granted by the federal government as well as leases from the Navajo Nation.  See “Energy Sources and Resource Planning — Generation Facilities — Coal-Fueled Generating Facilities” above for additional information regarding these plants.

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

Gila River Adjudication.  A summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed in Arizona to assert any claims to water on or before January 20, 1987, in an action pending in Arizona Superior Court.  Palo Verde is located within the geographic area subject to the summons.  APS’s rights and the rights of the other Palo Verde participants to the use of groundwater and effluent at Palo Verde are potentially at issue in this action.  As operating agent of Palo Verde, APS filed claims that dispute the court’s jurisdiction over the Palo Verde participants’ groundwater rights and their contractual rights to effluent relating to Palo Verde.  Alternatively, APS seeks confirmation of such rights.  Five of APS’s other power plants are also located within the geographic area subject to the summons.  APS’s claims dispute the court’s jurisdiction over its groundwater rights with respect to these plants.  Alternatively, APS seeks confirmation of such rights.  In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes.  In addition, in September 2000, the Arizona Supreme Court issued a decision affirming the lower court’s criteria for resolving groundwater claims.  Litigation on both of these issues has continued in the trial court.  In December 2005, APS and other parties filed a petition with the Arizona Supreme Court requesting interlocutory review of a September 2005 trial court order regarding procedures for determining whether groundwater pumping is affecting surface water rights.  The Court denied the petition in May 2007, and the trial court is now proceeding with implementation of its 2005 order.  No trial date concerning APS’s water rights claims has been set in this matter.

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

Although the above matters remain subject to further evaluation, APS does not expect that the described litigation will have a material adverse impact on its financial position, results of operations, or cash flows.

BUSINESS OF OTHER SUBSIDIARIES

The operations of our other first-tier subsidiaries (described below) are not expected to contribute in any material way to our future financial performance nor will they require any material amounts of capital over the next three years.  We continue to focus on our core utility business and streamlining the Company.

El Dorado

El Dorado owns minority interests in several energy-related investments and Arizona community-based ventures.  El Dorado’s short-term goal is to prudently realize the value of its existing investments.  As of December 31, 2012, El Dorado had total assets of $19 million.

SunCor

SunCor was a developer of residential, commercial and industrial real estate projects in Arizona, Idaho, New Mexico and Utah.  Due to the continuing distressed conditions in the real estate markets, in 2009 SunCor undertook a program to dispose of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to eliminate its outstanding debt.  On February 24, 2012, SunCor filed for protection under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona to complete an orderly liquidation of its business.  As of December 31, 2012, SunCor had no assets.  All activities for SunCor are now reported as discontinued operations (see Note 21).  SunCor’s loss in 2012 is primarily related to a contribution Pinnacle West expects to make to SunCor’s estate as part of a negotiated resolution to the bankruptcy.  We do not expect SunCor’s bankruptcy to have a material impact on Pinnacle West’s financial position, results of operations or cash flows.

Financial Summary

	2012	2011	2010
	(dollars in millions)
Revenues (a)	$—	$1	$30
Net loss attributable to common shareholders (b)	$(10)	$(2)	$(10)
Total assets at December 31	$—	$9	$16

(a)                                 All reported as discontinued operations on Pinnacle West’s Consolidated Statements of Income (see Note 21).

(b)                                 In accordance with the tax sharing agreement, the parent company recognized tax benefits of $4 million in 2012, $1 million in 2011, and $4 million in 2010.

OTHER INFORMATION

Pinnacle West, APS and Pinnacle West’s other operating first-tier subsidiary are all incorporated in the State of Arizona.  Additional information for each of these companies is provided below:

	Principal Executive Office Address	Year of Incorporation	Approximate Number of Employees at December 31, 2012
Pinnacle West	400 North Fifth Street Phoenix, AZ 85004	1985	79

APS	400 North Fifth Street P.O. Box 53999 Phoenix, AZ 85072-3999	1920	6,534

El Dorado	400 North Fifth Street Phoenix, AZ 85004	1983	—
Total			6,613

The APS number includes employees at jointly-owned generating facilities (approximately 2,930 employees) for which APS serves as the generating facility manager.  Approximately 1,877 APS employees are union employees.  APS entered into a three-year collective bargaining agreement with union employees in the fossil generation, energy delivery and customer service business areas that expires in April 2014.  In January 2013, the Palo Verde security officers voted to change their collective bargaining representative from the Security, Police and Fire Professionals of America to the United Security Professionals of America (“USPA”) and the National Labor Relations Board has certified the results.  The Company is prepared to engage in good-faith negotiations with the USPA regarding the terms and conditions of their employment.

WHERE TO FIND MORE INFORMATION

We use our website www.pinnaclewest.com as a channel of distribution for material Company information.  The following filings are available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”):  Annual Reports on Form 10-K, definitive proxy statements for our annual shareholder meetings, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports.  Our board and committee charters, Code of Ethics for Financial Executives, Code of Ethics and Business Practices and other corporate governance information is also available on the Pinnacle West website.  Pinnacle West will post any amendments to the Code of Ethics for Financial Executives and Code of Ethics and Business Practices, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on its website.  The information on Pinnacle West’s website is not incorporated by reference into this report.

You can request a copy of these documents, excluding exhibits, by contacting Pinnacle West at the following address:  Pinnacle West Capital Corporation, Office of the Secretary, Station 8602, P.O. Box 53999, Phoenix, Arizona 85072-3999 (telephone 602-250-4400).

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

APS must comply in good faith with all applicable statutes, regulations, rules, tariffs, and orders of agencies that regulate APS’s business, including the FERC, the NRC, EPA, the ACC and state and local governmental agencies.  These agencies regulate many aspects of APS’s utility operations, including safety and performance, emissions, siting and construction of facilities, customer service and the rates that APS can charge retail and wholesale customers.  Failure to comply can subject APS to, among other things, fines and penalties.  For example, under the Energy Policy Act of 2005, the FERC can impose penalties (up to one million dollars per day per violation) for failure to comply with mandatory electric reliability standards.  In addition to penalties, APS may be unable to recover certain costs if, for example, it fails to implement any of its annual ACC-approved renewable implementation plans.  APS is also required to have numerous permits, approvals and certificates from these agencies.  APS believes the necessary permits, approvals and certificates have been obtained for its existing operations and that APS’s business is conducted in accordance with applicable laws in all material respects.  However, changes in regulations or the imposition of new or revised laws or regulations could have an adverse impact on our results of operations.  We are also unable to predict the impact on our business and operating results from pending or future regulatory activities of any of these agencies.

The operation of APS’s nuclear power plant exposes it to substantial regulatory oversight and potentially significant liabilities and capital expenditures.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities.  Events at nuclear facilities of other operators or impacting the industry generally may lead the NRC to impose additional requirements and regulations on all nuclear generation facilities, including Palo Verde.  As a result of the March 2011 earthquake and tsunami that caused significant damage to the Fukushima Daiichi Nuclear Power Plant in Japan, various industry organizations are working to analyze information from the Japan incident and develop action plans for U.S. nuclear power plants.  Additionally, the NRC is performing its own independent review of the events at Fukushima Daiichi, including a review of the agency’s processes and regulations in order to determine whether the agency should promulgate additional regulations and possibly make more fundamental changes to the NRC’s system of regulation.  We cannot predict when or if the NRC will take formal action as a result of its review.  The financial and/or operational impacts on Palo Verde and APS may be significant.

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

APS is, or may become, subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions, water quality, discharges of wastewater and streams originating from fly ash and bottom ash handling facilities, solid waste, hazardous waste, and coal combustion products, which consist of bottom ash, fly ash, and air pollution control wastes.  These laws and regulations can result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emissions obligations.  These laws and regulations generally require APS to obtain and comply with a wide variety of environmental licenses, permits, and other approvals.  If there is a delay or failure to obtain any required environmental regulatory approval, or if APS fails to obtain, maintain, or comply with any such approval, operations at affected facilities could be suspended or subject to additional expenses.  In addition, failure to comply with applicable environmental laws and regulations could result in civil liability as a result of government enforcement actions or private claims or criminal penalties.  Both public officials and private individuals may seek to enforce applicable environmental laws and regulations.  APS cannot predict the outcome (financial or operational) of any related litigation that may arise.

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

Regional Haze.  APS has received final rulemaking imposing new requirements on Four Corners and Cholla and is currently awaiting a final rulemaking from EPA that could impose new requirements on the Navajo Plant.  EPA and ADEQ will require these plants to install pollution control equipment that constitutes the best available retrofit technology to lessen the impacts of emissions on visibility surrounding the plants.  The financial impact of installing and operating the required pollution control equipment could jeopardize the economic viability of these plants or the ability of individual participants to continue their participation in these plants.

Coal Ash.  EPA released proposed regulations governing the disposal of CCRs, which are generated as a result of burning coal and consist of, among other things, fly ash and bottom ash.  EPA proposed regulating CCRs as either non-hazardous or hazardous waste.  APS currently disposes of CCRs in ash ponds and dry storage areas at Four Corners and Cholla, and also sells a portion of its fly ash for beneficial reuse as a constituent in concrete products.  If EPA regulates CCRs as a hazardous solid waste or phases out APS’s ability to dispose of CCRs through the use of ash ponds, APS could incur significant costs for CCR disposal and may be unable to continue its sale of fly ash for beneficial reuse.

Effluent Limitation Guidelines.  EPA is expected to propose revised effluent limitation guidelines establishing technology-based wastewater discharge limitations for fossil-fired electric generating units by April 19, 2013, and to promulgate a final rule by May 22, 2014.  EPA has indicated that it expects the revised standards to target metals and other pollutants in wastewater streams originating from fly ash and bottom ash handling activities and scrubber-related operations.  APS currently disposes of fly ash waste and bottom ash in ash ponds at Four Corners.  Changes required by the rule could significantly increase ash disposal costs at Four Corners.

New Source Review.  EPA has taken the position that many projects electric utilities have performed are major modifications that trigger New Source Review requirements under the Clean Air Act.  The utilities generally have taken the position that these projects are routine maintenance and did not result in emissions increases, and thus are not subject to New Source Review.  In 2009, APS received and responded to a request from EPA regarding projects and operations of Four Corners.  An environmental organization filed suit against the Four Corners participants for alleged violations of New Source Review and the NSPS programs of the Clean Air Act.  If EPA seeks to impose New Source Review requirements at Four Corners or any other APS plant, or if the citizens’ group prevails in its lawsuit, significant capital investments could be required to install new pollution control technologies.  EPA could also seek civil penalties.

APS cannot assure that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to it.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs incurred by APS are not fully recoverable from APS’s customers, could have a material adverse effect on its financial condition, results of operations or cash flows.  Due to current or potential future regulations or legislation, the economics of continuing to own certain resources, particularly coal facilities, may deteriorate, warranting early retirement of those plants, which may result in asset impairments.  APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

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

Financial Risks — Potential Legislation and Regulation.  It is possible that some form of legislation or EPA action to regulate domestic greenhouse gas emissions may occur in the future at the federal level.  If the United States Congress, or individual states or groups of states in which APS operates, ultimately pass legislation, or if EPA promulgates additional regulations regulating the emissions of greenhouse gases from existing generation facilities, any resulting limitations on CO2 and other greenhouse gas emissions could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades and could have a material adverse impact on all fossil-fuel-fired generation facilities (particularly coal-fired facilities, which constitute approximately 28% of APS’s generation capacity).

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

In 1999, the ACC approved rules for the introduction of retail electric competition in Arizona.  Retail competition could have a significant adverse financial impact on APS due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital.  Although some very limited retail competition existed in APS’s service area in 1999 and 2000, there are currently no active retail competitors offering unbundled energy or other utility services to APS’s customers.  As a result, APS cannot predict if, when, and the extent to which, additional competitors may re-enter APS’s service territory.  Several ACC commissioners have publicly expressed interest in re-examining retail electric competition in 2013.  APS cannot predict how and when this re-examination might take place.

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

Effects of Energy Conservation Measures and Distributed Energy.  The ACC has enacted rules regarding energy efficiency that mandate a 22% annual energy savings requirement by 2020.  This will likely increase participation by APS customers in energy efficiency and conservation programs and other demand-side management efforts, which in turn will impact the demand for electricity.  The rules also include a requirement for the ACC to review and address financial disincentives, recovery of fixed costs and the recovery of net lost income/revenue that would result from lower sales due to increased energy efficiency requirements.  To that end, the settlement agreement in APS’s recent retail rate case (the “Settlement Agreement”) includes a mechanism, the LFCR, to address these matters.  The 2009 retail rate case settlement agreement also established energy efficiency goals for APS that extended through 2012, subjecting APS to energy efficiency requirements slightly greater for the first two of those years than required under the rules described above.

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

Reduced demand due to these energy efficiency and distributed energy requirements, unless substantially offset through ratemaking mechanisms, could have a material adverse impact on APS’s financial condition, results of operations and cash flows.  Additionally, higher than anticipated penetration of distributed energy may also cause portions of APS’s existing resource fleet, such as coal, to become uneconomic or operationally burdensome.

Customer and Sales Growth.  For the three years 2010 through 2012, APS’s customer growth averaged 0.7% per year.  We currently expect annual customer growth to average about 2% for 2013 through 2015 based on our assessment of modestly improving economic conditions, both nationally and in Arizona.  For the three years 2010 through 2012, APS experienced annual declines in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kilowatt-hours will remain about flat on average during 2013 through 2015, excluding the effects of weather variations.  Actual customer and sales growth may differ from our projections as a result of numerous factors, such as economic conditions, customer growth and usage patterns, and the effects of energy efficiency and distributed energy programs and requirements.  If our customer growth rate does not continue to improve as projected, or if it declines, or if the Arizona economy fails to improve, we may be unable to reach our estimated demand level and sales projections, which could have a negative impact on our financial condition, results of operations and cash flows.

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

APS has an ownership interest in and operates, on behalf of a group of participants, Palo Verde, which is the largest nuclear electric generating facility in the United States.  Palo Verde constitutes approximately 18% of our owned and leased generation capacity.  Palo Verde is subject to environmental, health and financial risks such as the ability to obtain adequate supplies of nuclear fuel; the ability to dispose of spent nuclear fuel; the ability to maintain adequate reserves for decommissioning; potential liabilities arising out of the operation of these facilities; the costs of securing the facilities against possible terrorist attacks; and unscheduled outages due to equipment and other problems.  APS maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage.  In addition, APS may be required under federal law to pay up to $118 million (but not more than $18 million per year) of liabilities arising out of a nuclear incident occurring not only at Palo Verde, but at any other nuclear power plant in the United States. Although we have no reason to anticipate a serious nuclear incident at Palo Verde, if an incident did occur, it could materially and adversely affect our results of operations and financial condition.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit and to promulgate new regulations that could require significant capital expenditures and/or increase operating costs.

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

APS is pursuing and implementing smart grid technologies, including advanced transmission and distribution system technologies, as well as digital meters enabling two-way communications between the utility and its customers.  Many of the products and processes resulting from these and other alternative technologies have not yet been widely used or tested, and their use on large-scale systems is not as advanced and established as APS’s existing technologies and equipment.  Uncertainties and unknowns related to these and other advancements in technology and equipment could adversely affect APS’s business if national standards develop that do not embrace the current technologies or if the technologies and equipment fail to perform as expected.  In addition, widespread installation and acceptance of these devices could enable the entry of new market participants, such as technology companies, into the interface between APS and its customers.

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

We rely on access to credit markets as a significant source of liquidity and the capital markets for capital requirements not satisfied by cash flow from our operations.  We believe that we will maintain sufficient access to these financial markets.  However, certain market disruptions or rules or regulations may increase our cost of borrowing generally, and/or otherwise adversely affect our ability to access these financial markets.

In addition, the credit commitments of our lenders under our bank facilities may not be satisfied for a variety of reasons, including periods of financial distress or liquidity issues affecting our lenders, which could materially adversely affect the adequacy of our liquidity sources.

Changes in economic conditions, monetary policy or other factors could result in higher interest rates, which would increase our interest expense on our existing variable rate debt and new debt we expect to issue in the future, and thus reduce funds available to us for our current plans.  Additionally, an increase in our leverage could adversely affect us by:

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

Investment performance, changing interest rates and other economic factors could decrease the value of our benefit plan assets and nuclear decommissioning trust funds and increase the valuation of our related obligations, resulting in significant additional funding requirements.  We are subject to risks related to the provision of employee healthcare benefits and recent healthcare reform legislation.  Any inability to fully recover these costs in our utility rates would negatively impact our financial condition.

We have significant pension plan and other postretirement benefits plan obligations to our employees and retirees and legal obligations to fund nuclear decommissioning trusts for Palo Verde.  We hold and invest substantial assets in these trusts that are designed to provide funds to pay for certain of these obligations as they arise.  Declines in market values of the fixed income and equity securities held in these trusts may increase our funding requirements.  Additionally, the valuation of liabilities related to our pension plan and other postretirement benefit plans are impacted by a discount rate, which is the interest rate used to discount future pension and other postretirement benefit obligations.  Declining interest rates decrease the discount rate, increase the valuation of the plan liabilities and may result in increases in pension and other postretirement benefit costs, cash contributions, regulatory assets, and charges to other comprehensive income.  Changes in demographics, including increased numbers of retirements or changes in life expectancy and changes in other actuarial assumptions, may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans.  The minimum contributions required under these plans are impacted by federal legislation.  Increasing liabilities or otherwise increasing funding requirements under these plans, resulting from adverse changes in legislation or otherwise, could result in significant cash funding obligations that could have a material impact on our financial position, results of operations or cash flows.

We recover most of the pension costs and other postretirement benefit costs and all of the nuclear decommissioning costs in our regulated rates.  Any inability to fully recover these costs in a timely manner would have a material negative impact on our financial condition, results of operations or cash flows.

Employee healthcare costs in recent years have continued to rise.  The Patient Protection and Affordable Care Act is expected to result in additional healthcare cost increases.  Costs and other effects of the legislation, which may include the cost of compliance and potentially increased costs of providing for medical insurance for our employees, cannot be determined with certainty at this time.  We will continue to monitor healthcare legislation and its impact on our plans and costs.

Our cash flow depends on the performance of APS.

Currently, we derive essentially all of our revenues and earnings from our wholly-owned subsidiary, APS.  Accordingly, our cash flow and our ability to pay dividends on our common stock is dependent upon the earnings and cash flows of APS and its distributions to us.  APS is a separate and distinct legal entity and has no obligation to make distributions to us.

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

Since 2009, SunCor has been engaged in a program to dispose of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to eliminate its outstanding debt.  SunCor is focusing on concluding an orderly wind-down of its business and, as of December 31, 2012, SunCor had no assets.  This effort includes addressing contingent liabilities, such as warranty and construction claims that may be brought by property owners and potential funding obligations to local taxing districts that financed infrastructure at certain of its real estate developments.

Pinnacle West has not guaranteed any of SunCor’s obligations.  In February 2012, SunCor filed for protection under the United States Bankruptcy Code to complete an orderly liquidation of its business.  Pinnacle West could be exposed to the uncertainties and complexities inherent for parent companies in such proceedings.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Neither Pinnacle West nor APS has received written comments regarding its periodic or current reports from the SEC staff that were issued 180 days or more preceding the end of its 2012 fiscal year and that remain unresolved.

ITEM 2.  PROPERTIES

Generation Facilities

APS’s portfolio of owned and leased generating facilities is provided in the table below:

Name	No. of Units	% Owned (a)	Principal Fuels Used	Primary Dispatch Type	Owned Capacity (MW)
Nuclear:
Palo Verde (b)	3	29.1%	Uranium	Base Load	1,146
Total Nuclear					1,146

Steam:
Four Corners 1, 2, 3	3		Coal	Base Load	560
Four Corners 4, 5 (c)	2	15%	Coal	Base Load	231
Cholla	3		Coal	Base Load	647
Navajo (d)	3	14%	Coal	Base Load	315
Ocotillo	2		Gas	Peaking	220
Saguaro	2		Gas/Oil	Peaking	210
Total Steam					2,183

Combined Cycle:
Redhawk	2		Gas	Load Following	984
West Phoenix	5		Gas	Load Following	887
Total Combined Cycle					1,871

Combustion Turbine:
Ocotillo	2		Gas	Peaking	110
Saguaro 1, 2	2		Gas/Oil	Peaking	110
Saguaro 3	1		Gas	Peaking	79
Douglas	1		Oil	Peaking	16
Sundance	10		Gas	Peaking	420
West Phoenix	2		Gas	Peaking	110
Yucca 1, 2, 3	3		Gas/Oil	Peaking	93
Yucca 4	1		Oil	Peaking	54
Yucca 5, 6	2		Gas	Peaking	96
Total Combustion Turbine					1,088

Solar:
Cotton Center	1		Solar	As Available	17
Hyder	1		Solar	As Available	16
Paloma	1		Solar	As Available	17
Chino Valley	1		Solar	As Available	19
APS Owned Distributed Energy			Solar	As Available	8
Multiple facilities			Solar	As Available	4
Total Solar					81
Total Capacity					6,369

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

(c)                                  The other participants are Salt River Project (10%), Public Service Company of New Mexico (13%), SCE (48%), Tucson Electric Power Company (7%) and El Paso Electric Company (7%).  The plant is operated by APS.  As discussed under “Business of Arizona Public Service Company — Energy Sources and Resource Planning — Generation Facilities — Coal-Fueled Generating Facilities — Four Corners” in Item 1, APS and SCE have entered into an agreement by which APS would acquire SCE’s interest in Units 4 and 5, after which APS would close Units 1, 2 and 3.

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

Transmission and Distribution Facilities

Current Facilities.  APS’s transmission facilities consist of approximately 5,883 pole miles of overhead lines and approximately 49 miles of underground lines, 5,660 miles of which are located in Arizona.  APS’s distribution facilities consist of approximately 11,381 miles of overhead lines and approximately 17,572 miles of underground primary cable, all of which are located in Arizona.  APS shares ownership of some of its transmission facilities with other companies.  The following table shows APS’s jointly-owned interests in those transmission facilities recorded on the Consolidated Balance Sheets at December 31, 2012:

Percent Owned (Weighted-Average)
Morgan — Pinnacle Peak System	64.1%
Palo Verde — Estrella 500kV System	50.0%
Round Valley System	50.0%
ANPP 500kV System	33.3%
Navajo Southern System	22.2%
Four Corners Switchyards	37.0%
Palo Verde — Yuma 500kV System	18.3%
Phoenix — Mead System	17.1%

Expansion.  Each year APS prepares and files with the ACC a ten-year transmission plan.  In APS’s 2013 plan, APS projects it will develop 275 miles of new lines over the next ten years.  One significant project currently under development is a new 500kV path that will span from the Palo Verde Hub around the western and northern edges of the Phoenix metropolitan area and terminate at a bulk substation in the northeast part of Phoenix.  The project consists of four phases.  The first phase,

Morgan to Pinnacle Peak 500kV, is currently in-service.  The second phase, Delaney to Palo Verde 500kV, is under construction.  The third and fourth phases, Delaney to Sun Valley 500kV and Morgan to Sun Valley 500kV, have been permitted and are in various stages of final design and development.  In total, the projects consist of over 100 miles of new 500kV lines, with many of those miles constructed as capable of stringing a 230kV line as a second circuit.

APS continues to work with regulators to identify transmission projects necessary to support renewable energy facilities.  Two such projects, which are included in APS’s 2013 transmission plan, are the Delaney to Palo Verde line and the North Gila to Hassayampa line, both of which are intended to support the transmission of renewable energy to Phoenix and California.

Plant and Transmission Line Leases and Rights-of-Way on Indian Lands

The Navajo Plant and Four Corners are located on land held under leases from the Navajo Nation and also under rights-of-way from the federal government.  The right-of-way and lease for the Navajo Plant expire in 2019 and the right-of-way and lease for Four Corners expire in 2016.  On March 7, 2011, the Navajo Nation Council signed a resolution approving a 25-year extension to the existing Four Corners lease term and providing Navajo Nation consent to renewal of the related rights-of-way.   APS is filing applications for renewal of these rights-of-way with the DOI.  Before it may approve the Four Corners lease extension and issue the renewed rights-of-way, the United States must complete an analysis under the federal National Environmental Policy Act, the ESA and related statutes.

Certain portions of the transmission lines that carry power from several of our power plants are located on Indian lands pursuant to rights-of-way that are effective for specified periods.  Some of these rights-of-way have expired and our renewal applications have not yet been acted upon by the appropriate Indian tribes or federal agencies.  Other rights expire at various times in the future and renewal action by the applicable tribe or federal agencies will be required at that time.  The majority of our transmission lines residing on Indian lands are on the Navajo Nation.  In March 2011, the Navajo Nation provided its consent to renew the rights-of-way for the transmission lines specified in the lease extension.  However, some of our rights-of-way are not covered by the leases, or are granted by other Indian tribes or federal agencies.  In recent negotiations with other utilities or companies for renewal of similar rights-of-way, certain of the affected Indian tribes have required payments substantially in excess of amounts that we have paid in the past for such rights-of-way.  The ultimate cost of renewal of the rights-of-way for our transmission lines not addressed in the lease extension is uncertain.  We are monitoring these right-of-way issues and have had extensive discussions with the respective tribes regarding the rights-of-way.  We are currently unable to predict the outcome of this matter.

ITEM 3.  LEGAL PROCEEDINGS

See “Business of Arizona Public Service Company — Environmental Matters” in Item 1 with regard to pending or threatened litigation and other disputes.

See Note 3 for ACC and FERC-related matters.

See Note 11 for information regarding FERC proceedings on Pacific Northwest energy market issues, environmental and climate change matters, a Superfund matter and matters related to a September 2011 power outage.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF PINNACLE WEST

Pinnacle West’s executive officers are elected no less often than annually and may be removed by the Board of Directors at any time.  The executive officers, their ages at February 22, 2013, current positions and principal occupations for the past five years are as follows:

Name	Age	Position	Period

Donald E. Brandt	58	Chairman of the Board and Chief Executive Officer of Pinnacle West; Chairman of the Board of APS	2009-Present
		President of Pinnacle West	2008-Present
		Chief Executive Officer of APS	2008-Present
		Chief Operating Officer of Pinnacle West	2008-2009
		President of APS	2006-2009
		Executive Vice President of Pinnacle West; Chief Financial Officer of APS	2003-2008
		Executive Vice President of APS	2003-2006
		Chief Financial Officer of Pinnacle West	2002-2008

Donald G. Robinson	59	President and Chief Operating Officer of APS	2009-Present
		Senior Vice President, Planning and Administration of APS	2007-2009

Denise R. Danner	57	Vice President, Controller and Chief Accounting Officer of Pinnacle West; Chief Accounting Officer of APS	2010-Present
		Vice President and Controller of APS	2009-Present
		Senior Vice President, Controller and Chief Accounting Officer of Allied Waste Industries, Inc.	2007-2008

Patrick Dinkel	49	Vice President, Resource Management	2012-Present
		Vice President, Power Marketing, Resource Planning and Acquisition	2011-2012
		Vice President, Power Marketing and Resource Planning	2010-2011
		General Manager, Strategic Planning and Resource Acquisition	2009-2010
		Director of Resource Acquisitions and Renewables	2007-2009

Randall K. Edington	59	Executive Vice President and Chief Nuclear Officer of APS	2007-Present
		Senior Vice President and Chief Nuclear Officer of APS	2007

Name	Age	Position	Period

David P. Falck	59	Executive Vice President and General Counsel of Pinnacle West and APS	2009-Present
		Secretary of Pinnacle West and APS	2009-2012
		Senior Vice President — Law of Public Service Enterprise Group Inc.	2007-2009

Daniel T. Froetscher	51	Vice President, Energy Delivery	2008-Present
		General Manager of Rural Arizona Delivery	2007-2008

Jeffrey B. Guldner	47	Senior Vice President, Customers & Regulation	2012-Present
		Vice President, Rates & Regulation	2007-2012

James R. Hatfield	55	Executive Vice President of Pinnacle West and APS	2012-Present
		Chief Financial Officer of Pinnacle West and APS	2008-Present
		Senior Vice President of Pinnacle West and APS	2008-2012
		Treasurer of Pinnacle West and APS	2009-2010
		Senior Vice President and Chief Financial Officer of OGE Energy Corp.	1999-2008

John S. Hatfield	47	Vice President, Communications of APS	2010-Present
		Director, Corporate Communications of Southern California Edison	2004-2010

Tammy D. McLeod	51	Vice President and Chief Customer Officer	2007-Present

Lee R. Nickloy	46	Vice President and Treasurer of Pinnacle West and APS	2010-Present
		Assistant Treasurer and Director Corporate Finance of Ameren Corporation	2000-2010

Mark A. Schiavoni	57	Executive Vice President, Operations	2012-Present
		Senior Vice President, Fossil Operations of APS	2009-2012
		Senior Vice President of Exelon Generation and President of Exelon Power	2004-2009

Lori S. Sundberg	49	Senior Vice President, Human Resources and Ethics of APS	2011-Present
		Vice President, Human Resources and Ethics of APS	2010-2011
		Vice President, Human Resources of APS	2007-2010
		Vice President, Employee Relations, Safety, Compliance & Embrace of American Express Company	2007

PART II

ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle West’s common stock is publicly held and is traded on the New York Stock Exchange.  At the close of business on February 15, 2013, Pinnacle West’s common stock was held of record by approximately 24,394 shareholders.

QUARTERLY STOCK PRICES AND DIVIDENDS PAID PER SHARE

STOCK SYMBOL: PNW

				Dividends
2012	High	Low	Close	Per Share

1st Quarter	$48.86	$46.15	$47.90	$0.525
2nd Quarter	52.30	45.95	51.74	0.525
3rd Quarter	54.66	51.19	52.80	0.525
4th Quarter	54.20	48.73	50.98	0.545

				Dividends
2011	High	Low	Close	Per Share

1st Quarter	$44.07	$40.70	$42.79	$0.525
2nd Quarter	45.64	41.93	44.58	0.525
3rd Quarter	45.15	37.28	42.94	0.525
4th Quarter	48.87	40.87	48.18	0.525

APS’s common stock is wholly-owned by Pinnacle West and is not listed for trading on any stock exchange.  As a result, there is no established public trading market for APS’s common stock.

The chart below sets forth the dividends paid on APS’s common stock for each of the four quarters for 2012 and 2011.

Common Stock Dividends

(Dollars in Thousands)

Quarter	2012	2011
1st Quarter	$57,400	$57,100
2nd Quarter	47,500	57,200
3rd Quarter	57,500	57,300
4th Quarter	59,800	57,300

The sole holder of APS’s common stock, Pinnacle West, is entitled to dividends when and as declared out of legally available funds.  As of December 31, 2012, APS did not have any outstanding preferred stock.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our common stock during the fourth quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2012	51,441	$53.88	—	—
November 1 — November 30, 2012	—	—	—	—
December 1 — December 31, 2012	—	—	—	—

Total	51,441	$53.88	—	—

(1)                                 Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of restricted stock and performance shares.

ITEM 6.  SELECTED FINANCIAL DATA

PINNACLE WEST CAPITAL CORPORATION — CONSOLIDATED

	2012	2011	2010	2009	2008
	(dollars in thousands, except per share amounts)
OPERATING RESULTS
Operating revenues:
Regulated electricity	$3,293,481	$3,237,194	$3,180,678	$3,149,187	$3,127,383
Marketing and trading	—	—	—	—	66,897
Other revenues	8,323	4,185	8,521	4,469	2,253
Total operating revenues	$3,301,804	$3,241,379	$3,189,199	$3,153,656	$3,196,533
Income from continuing operations	$418,993	$355,634	$344,851	$256,048	$277,366
Income (loss) from discontinued operations — net of income taxes (a)	(5,829)	11,306	25,358	(183,284)	(17,746)
Net income	413,164	366,940	370,209	72,764	259,620
Less: Net income attributable to noncontrolling interests	31,622	27,467	20,156	4,434	17,495
Net income attributable to common shareholders	$381,542	$339,473	$350,053	$68,330	$242,125

COMMON STOCK DATA
Book value per share — year — end	$36.20	$34.98	$33.86	$32.69	$34.16
Earnings per weighted-average common share outstanding:
Continuing operations attributable to common shareholders — basic	$3.54	$3.01	$3.05	$2.34	$2.58
Net income attributable to common shareholders — basic	$3.48	$3.11	$3.28	$0.68	$2.40
Continuing operations attributable to common shareholders — diluted	$3.50	$2.99	$3.03	$2.34	$2.57
Net income attributable to common shareholders — diluted	$3.45	$3.09	$3.27	$0.67	$2.40
Dividends declared per share	$2.67	$2.10	$2.10	$2.10	$2.10
Weighted-average common shares outstanding — basic	109,510,296	109,052,840	106,573,348	101,160,659	100,690,838
Weighted-average common shares outstanding — diluted	110,527,311	109,864,243	107,137,785	101,263,795	100,964,920

BALANCE SHEET DATA
Total assets	$13,379,615	$13,111,018	$12,392,998	$12,035,253	$11,780,876
Liabilities and equity:
Current liabilities	$1,083,542	$1,342,705	$1,449,704	$1,279,288	$1,582,661
Long-term debt less current maturities	3,199,088	3,019,054	3,045,794	3,496,524	3,183,386
Deferred credits and other	4,994,696	4,818,673	4,122,274	3,831,437	3,443,860
Total liabilities	9,277,326	9,180,432	8,617,772	8,607,249	8,209,907
Total equity	4,102,289	3,930,586	3,775,226	3,428,004	3,570,969
Total liabilities and equity	$13,379,615	$13,111,018	$12,392,998	$12,035,253	$11,780,876

(a)                                 Amounts primarily related to SunCor and APSES discontinued operations (see Note 21).

SELECTED FINANCIAL DATA

ARIZONA PUBLIC SERVICE COMPANY — CONSOLIDATED

	2012	2011	2010	2009	2008
	(dollars in thousands)
OPERATING RESULTS
Electric operating revenues	$3,293,489	$3,237,241	$3,180,807	$3,149,500	$3,133,496
Fuel and purchased power costs	994,790	1,009,464	1,046,815	1,178,620	1,289,883
Other operating expenses	1,693,170	1,673,394	1,584,955	1,501,081	1,376,257
Operating income	605,529	554,383	549,037	469,799	467,356
Other income	16,358	24,974	20,138	13,893	836
Interest expense — net of allowance for borrowed funds	194,777	215,584	213,349	213,258	188,353
Net income	427,110	363,773	355,826	270,434	279,839
Less: Net income attributable to noncontrolling interests	31,613	27,524	20,163	19,209	17,495
Net income attributable to common shareholder	$395,497	$336,249	$335,663	$251,225	$262,344

BALANCE SHEET DATA
Total assets	$13,242,542	$13,032,237	$12,271,877	$11,730,500	$11,124,360

Liabilities and equity:
Total equity	$4,222,483	$4,051,406	$3,916,037	$3,527,679	$3,416,751
Long-term debt less current maturities	3,035,219	2,828,507	2,948,991	3,180,406	2,850,242
Palo Verde sale leaseback lessor notes less current maturities	38,869	65,547	96,803	126,000	151,783
Total capitalization	7,296,571	6,945,460	6,961,831	6,834,085	6,418,776
Current liabilities	1,043,087	1,322,714	1,234,865	1,070,970	1,344,501
Deferred credits and other	4,902,884	4,764,063	4,075,181	3,825,445	3,361,083
Total liabilities and equity	$13,242,542	$13,032,237	$12,271,877	$11,730,500	$11,124,360

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

Areas of Business Focus

Operational Performance, Reliability and Recent Developments.

Nuclear.  APS operates and is a joint owner of Palo Verde.  In 2012, Palo Verde achieved its best generation year ever, producing over 31 million megawatt-hours, with an overall station capacity factor of 92.3%.  In 2012, Palo Verde successfully refueled both Unit 2 and Unit 3.  APS management continues to work closely with regulators and others in the nuclear industry to analyze the lessons learned and address any rulemaking or improvements resulting from the March 2011 events impacting the Fukushima Daiichi Nuclear Power Station in Japan.

Coal and Related Environmental Matters.  APS-operated coal plants, Four Corners and Cholla, achieved net capacity factors for APS of 71% and 75%, respectively, in 2012.  These capacity factors were lower than in prior years primarily due to lower gas prices resulting in higher production from our gas fleet.  APS is focused on the impacts on its coal fleet that may result from increased regulation and potential legislation concerning greenhouse gas emissions.  Concern over climate change and other emission-related issues could have a significant impact on our capital expenditures and operating costs in the form of taxes, emissions allowances or required equipment upgrades for these plants.  APS is closely monitoring its long-range capital management plans, understanding that any resulting regulation and legislation could impact the economic viability of certain plants, as well as the willingness or ability of power plant participants to fund any such equipment upgrades.

SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the plant.  On November 8, 2010, APS and SCE entered into the Asset Purchase Agreement, providing for the purchase by APS of SCE’s 48% interest in each of Units 4 and 5 of Four Corners.  The purchase price is $294 million, subject to certain adjustments.  Completion of the purchase by APS is subject to the receipt of approvals by the ACC, the CPUC and the FERC.  On March 29, 2012, the CPUC issued an order approving the sale.  On April 18, 2012, the ACC voted to allow APS to move forward with the purchase.  The Asset Purchase Agreement provides that the purchase price will be reduced by $7.5 million for each month between October 1,

2012 and the closing date.  The ACC reserved the right to review the prudence of the transaction for cost recovery purposes in a future proceeding if the purchase closes.  The ACC also authorized an accounting deferral of certain costs associated with the purchase until any such cost recovery proceeding concludes.  The FERC application seeking authorization for the transaction was approved on November 27, 2012.  The principal remaining condition to closing is the negotiation and execution of a new coal supply contract on terms reasonably acceptable to APS.

On December 19, 2012, BHP Billiton, the parent company of BNCC, the coal supplier and operator of the mine that serves Four Corners, announced that it has entered into a Memorandum of Understanding with the Navajo Nation setting out the key terms under which full ownership of BNCC would be sold to the Navajo Nation.  BHP Billiton would be retained by BNCC under contract as the mine manager and operator until July 2016.  Key terms of the new coal supply contract are being finalized by the Navajo Nation and APS and the other Four Corners co-owners.

As a result of this proposed change in ownership of BNCC, APS now expects that a new coal supply contract would be executed upon completion of negotiations and following the endorsement of the transfer of ownership of the stock of BNCC to a new Navajo Nation commercial enterprise to be established by the Navajo Nation Tribal Council.  The decision of the Tribal Council is currently expected to occur in the second quarter of 2013.

Pursuant to the Asset Purchase Agreement, either APS or SCE has a right to terminate the Agreement if satisfaction of the closing conditions had not occurred by December 31, 2012, unless the party seeking to terminate is then in breach of the Agreement.

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

APS cannot predict whether the mutual right to terminate in the Asset Purchase Agreement will be exercised by a party to that agreement in the future, whether BHP Billiton and the Navajo Nation will consummate the transfer of ownership of BNCC, or whether the coal supply contract will be finalized and executed, such that closing of APS’s purchase of SCE’s interest in Four Corners can occur.

Transmission and Delivery.  APS is working closely with regulators to identify and plan for transmission needs resulting from the current focus on renewable energy.  The capital expenditures table presented in the “Liquidity and Capital Resources” section below includes the next three years of new transmission projects along with other transmission costs for upgrades and replacements.  APS is also working to establish and expand smart grid technologies throughout its service territory designed to provide long-term benefits both to APS and its customers.  APS is piloting and deploying a variety of technologies that are intended to allow customers to better monitor their energy use and needs, minimize system outage durations as well as the number of customers that experience outages, and facilitate greater cost savings to APS through improved reliability and the automation of certain distribution functions, including remote meter reading and remote connects and disconnects.

Renewable Energy.  The ACC approved the RES in 2006.  The renewable energy requirement is 4% of retail electric sales in 2013 and increases annually until it reaches 15% in 2025.  In the settlement agreement related to the 2008 retail rate case, APS agreed to exceed the RES standards, committing to 1,700 GWh of new renewable resources to be in service by year-end 2015 in addition to its 2008 renewable resource commitments.  Taken together, APS’s commitment is estimated to be approximately 12% of APS’s estimated retail energy sales by year-end 2015, which is more than double the existing RES target of 5% for that year.  A component of the RES is focused on stimulating development of distributed energy systems (generally speaking, small-scale renewable technologies that are located on customers’ properties).

On June 29, 2012, APS filed its annual RES implementation plan, covering the 2013-2017 timeframe and requesting 2013 RES funding of $97 million to $107 million.  In a final order dated January 31, 2013, the ACC approved a budget of $103 million for APS’s 2013 RES plan.  That budget includes $4 million for residential distributed energy incentives and $0.1 million for commercial distributed energy up-front incentives, but did not include any funds for commercial distributed energy production-based incentives.  The ACC further ordered that a hearing take place to consider:  (i) APS’s proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits; and (ii) removing retail sales to APS’s largest industrial customers when calculating APS’s compliance with the annual RES requirements.

APS has a diverse portfolio of existing and planned renewable resources totaling 1,090 MW, including solar, wind, geothermal, biomass and biogas.  Of this portfolio, 667 MW are currently in operation and 423 MW are under contract for development or are under construction.  Renewable resources in operation include 81 MW of solar facilities owned by APS, 349 MW of long-term purchased power agreements, and an estimated 237 MW of customer-sited, third-party owned distributed energy resources.

To achieve our RES requirements, as mentioned above, to date APS has entered into contracts for 423 MW of renewable resources that are planned, in development or under construction.  APS’s strategy to procure these resources includes new facilities to be owned by APS, purchased power contracts for new facilities and ongoing development of distributed energy resources.  Through the AZ Sun Program, APS has executed contracts for the development of 118 MW of new solar generation, representing an investment commitment of approximately $502 million.  See Note 3 for additional details of the AZ Sun Program, including the related cost recovery.  APS has also entered into long-term purchased power agreements for 280 MW from solar facilities currently planned, in development or under construction, and 94 MW from distributed energy resources.  Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the project to the electric grid.

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

On June 1, 2012, APS filed its 2013 Demand Side Management Implementation Plan.  In 2013, the standards will require APS to achieve cumulative energy savings equal to 5% of its 2012 retail energy sales.  Later in 2012, APS filed a supplement to its plan that included a proposed budget for 2013 of $87.6 million.  APS expects to receive a decision from the ACC in the second quarter of 2013.

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

As part of APS’s proposed acquisition of SCE’s interest in Units 4 and 5 of Four Corners, APS and SCE agreed that upon closing of the acquisition (or in 2016 if the closing does not occur), the companies will terminate an existing agreement that provides transmission capacity for SCE to transmit its portion of the output from Four Corners to California.  APS expects to file a request with FERC seeking authorization to cancel the existing agreement and defer a $40 million payment to be made by APS associated with the termination and recover the payment through amortization over a 29-year period.  APS believes the costs associated with the termination of the existing agreement are recoverable, but cannot predict whether FERC will approve our request; however, if the recovery is disallowed by FERC, APS would record a charge to its results of operations at the time of the disallowance.

Financial Strength and Flexibility.  Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities, and may readily access these facilities ensuring adequate liquidity for each company.  Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries.  The operations of El Dorado are not expected to have any material impact on our financial results, or to require any material amounts of capital, over the next three years.  As a result of the continuing distressed conditions in the real estate markets, during 2009 our other first-tier subsidiary, SunCor, undertook a program to dispose of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to eliminate its outstanding debt and, as of December 31, 2012, SunCor had no assets.  In February 2012, SunCor filed for protection under the United States Bankruptcy Code to complete an orderly liquidation of its business.  All activities of SunCor are now reported as discontinued operations (see Note 21).  SunCor’s loss in 2012 is primarily related to a contribution Pinnacle West expects to make to SunCor’s estate as part of a negotiated resolution to the bankruptcy.  We do not expect SunCor’s bankruptcy to have a material impact on Pinnacle West’s financial position, results of operations or cash flows.

Key Financial Drivers

In addition to the continuing impact of the matters described above, many factors influence our financial results and our future financial outlook, including those listed below.  We closely monitor these factors to plan for the Company’s current needs, and to adjust our expectations, financial budgets and forecasts appropriately.

Electric Operating Revenues.  For the years 2010 through 2012, retail electric revenues comprised approximately 93% of our total electric operating revenues.  Our electric operating revenues are affected by customer growth or decline, variations in weather from period to period, customer mix, average usage per customer and the impacts of energy efficiency programs, distributed energy additions, electricity rates and tariffs, the recovery of PSA deferrals and the operation of other recovery mechanisms.  Off-system sales of excess generation output, purchased power and natural gas are included in operating revenues and related fuel and purchased power because they are credited to APS’s retail customers through the PSA.  These revenue transactions are affected by the availability of excess generation or other energy resources and wholesale market conditions, including competition, demand and prices.

Customer and Sales Growth.  Retail customer growth in APS’s service territory in 2012 was 1.1% compared with the comparable prior year.  For the three years 2010 through 2012, APS’s customer growth averaged 0.7% per year.  We currently expect annual customer growth to average about 2% for 2013 through 2015 based on our assessment of modestly improving economic conditions, both nationally and in Arizona.  Retail electricity sales in kilowatt-hours, adjusted to exclude the effects of weather variations, increased 0.1% in 2012 compared with the prior year, reflecting the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, offset by mildly improving economic conditions.  For the three years 2010 through 2012, APS experienced annual declines in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kilowatt-hours will remain about flat on average during 2013 through 2015, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A failure of the Arizona economy to continue to improve could further impact these estimates.

Actual sales growth, excluding weather-related variations, may differ from our projections as a result of numerous factors, such as economic conditions, customer growth, usage patterns, impacts of energy efficiency programs and growth in distributed generation, and responses to retail price changes.  Our experience indicates that a reasonable range of variation in our kilowatt-hour sales projection attributable to such economic factors under normal business conditions can result in increases or decreases in annual net income of up to $10 million.

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

Operations and Maintenance Expenses.  Operations and maintenance expenses are impacted by growth, power plant operations, maintenance of utility plant (including generation, transmission, and distribution facilities), inflation, outages, higher-trending pension and other postretirement benefit costs, renewable energy and demand side management related expenses (which are offset by the same amount of operating revenues) and other factors.  In the settlement agreement related to the 2008 retail rate case, APS committed to operational expense reductions from 2010 through 2014 and received approval to defer certain pension and other postretirement benefit cost increases incurred in 2011 and 2012, which totaled $25 million, as a regulatory asset, until the most recent general retail rate case decision became effective on July 1, 2012.  In July 2012, we began amortizing the regulatory asset over a 36-month period.

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

Property Taxes.  Taxes other than income taxes consist primarily of property taxes, which are affected by the value of property in-service and under construction, assessment ratios, and tax rates.  The average property tax rate in Arizona for APS, which owns essentially all of our property, was 9.6% of the assessed value for 2012, 9.0% for 2011, and 8.0% for 2010.  We expect property taxes to increase as we add new generating units and continue with improvements and expansions to our existing generating units, transmission and distribution facilities.  (See Note 3 for property tax deferrals contained in the Settlement Agreement).

Income Taxes.  Income taxes are affected by the amount of pretax book income, income tax rates, certain deductions and non-taxable items, such as AFUDC.  In addition, income taxes may also be affected by the settlement of issues with taxing authorities.

Interest Expense.  Interest expense is affected by the amount of debt outstanding and the interest rates on that debt (see Note 6).  The primary factors affecting borrowing levels are expected to be our capital expenditures, long-term debt maturities, equity issuances and internally generated cash flow.  An allowance for borrowed funds used during construction offsets a portion of interest expense while capital projects are under construction.  We stop accruing AFUDC on a project when it is placed in commercial operation.

RESULTS OF OPERATIONS

Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission and distribution.

APSES’s and SunCor’s operations have been classified as discontinued operations.  Pinnacle West sold its investment in APSES in August 2011.  In February 2012, SunCor filed for protection under the United States Bankruptcy Code to complete an orderly liquidation of its business (see Note 21).

Operating Results — 2012 compared with 2011

Our consolidated net income attributable to common shareholders for the year ended December 31, 2012 was $382 million, compared with net income of $339 million for the prior year.  The results reflect an increase of approximately $59 million for the regulated electricity segment primarily due to increases related to the retail regulatory settlement effective July 1, 2012 (see Note 3), higher retail transmission revenues, lower depreciation and amortization due to 20-year Palo Verde license extensions received in 2011, and lower net interest charges due to lower debt balances and lower interest rates in the current year.

The $17 million decrease in discontinued operations is primarily related to a contribution Pinnacle West expects to make to SunCor’s estate as part of a negotiated resolution to the bankruptcy (see Note 21) and absence of the 2011 gain on sale of our investment in APSES.

The following table presents net income attributable to common shareholders by business segment compared with the prior year:

	Year Ended December 31,
	2012	2011	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses (a)	$2,299	$2,228	$71
Operations and maintenance (a)	(885)	(904)	19
Depreciation and amortization	(404)	(427)	23
Taxes other than income taxes	(159)	(148)	(11)
Other income (expenses), net	6	16	(10)
Interest charges, net of allowance for borrowed funds used during construction	(200)	(224)	24
Income taxes	(237)	(184)	(53)
Less income related to noncontrolling interests (Note 20)	(32)	(28)	(4)
Regulated electricity segment net income	388	329	59

All other	—	(1)	1
Income from Continuing Operations Attributable to Common Shareholders	388	328	60

Income (Loss) from Discontinued Operations Attributable to Common Shareholders (b)	(6)	11	(17)

Net Income Attributable to Common Shareholders	$382	$339	$43

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

Operating revenues less fuel and purchased power expenses  Regulated electricity segment operating revenues less fuel and purchased power expenses were $71 million higher for the year ended December 31, 2012 compared with the prior year.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)

Impacts of retail regulatory settlement effective July 1, 2012	$64	$1	$63
Higher retail transmission revenues	41	—	41
Lower fuel and purchased power costs, net of related deferrals and off-system sales	(11)	(14)	3
Lower demand-side management, renewable energy and similar regulatory surcharges	(3)	4	(7)
Settlement in 2011 of certain prior-period transmission right-of-way revenues	(28)	—	(28)
Miscellaneous items, net	(7)	(6)	(1)
Total	$56	$(15)	$71

Operations and maintenance  Operations and maintenance expenses decreased $19 million for the year ended December 31, 2012 compared with the prior year primarily because of:

•                                          A decrease of $28 million related to settlement in 2011 of certain transmission right-of-way costs, which was offset in operating revenues;

•                                          A decrease of $22 million related to costs for demand-side management, renewable energy and similar regulatory programs;

•                                          A decrease of $15 million in generation costs, primarily related to lower nuclear generation costs;

•                                          An increase of $21 million related to employee benefit costs, including approximately $12 million of pension and other postretirement costs;

•                                          An increase of $9 million related to higher stock compensation costs resulting from an improved company stock price and estimated performance results;

•                                          An increase of $7 million in information technology costs, primarily related to higher software maintenance; and

•                                          An increase of $9 million due to other miscellaneous factors.

Depreciation and amortization  Depreciation and amortization expenses were $23 million lower for the year ended December 31, 2012 compared with the prior year primarily due to the impacts of Palo Verde operating license extensions, partially offset by increased plant in service.

Taxes other than income taxes  Taxes other than income taxes increased $11 million for the year ended December 31, 2012 compared with the prior year primarily because of higher property tax rates in the current year.

Other income (expenses), net  Other income (expenses), net, decreased $10 million for the year ended December 31, 2012 compared with the prior year primarily because of higher investment losses of approximately $2 million and other non-operating expenses of approximately $8 million in the current year.

Interest charges, net of allowance for borrowed funds used during construction  Interest charges, net of allowance for borrowed funds used during construction, decreased $24 million for the year ended December 31, 2012 compared with the prior year primarily because of lower debt balances and lower interest rates in the current year.

Income taxes  Income taxes were $53 million higher for the year ended December 31, 2012 compared with the prior year primarily due to higher pre-tax income in the current year and a lower effective tax rate in 2011.

Discontinued Operations

Results from discontinued operations decreased $17 million primarily due to a contribution Pinnacle West expects to make to SunCor’s estate as part of a negotiated resolution to the bankruptcy (see Note 21) and absence of a gain related to the sale of our investment in APSES in 2011.

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

In addition, income from discontinued operations for the year ended December 31, 2011 included a gain of approximately $10 million after income taxes related to the sale of our investment in APSES.  Income from discontinued operations in the prior year was due to a $25 million gain after income taxes related to the sale of APSES’s district cooling business (see Note 21).

The following table presents net income attributable to common shareholders by business segment compared with the prior year:

	Year Ended December 31,
	2011	2010	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses (a) (b)	$2,228	$2,134	$94
Operations and maintenance (a) (b)	(904)	(870)	(34)
Depreciation and amortization	(427)	(415)	(12)
Taxes other than income taxes	(148)	(135)	(13)
Other income (expenses), net	16	18	(2)
Interest charges, net of allowance for borrowed funds used during construction	(224)	(226)	2
Income taxes	(184)	(161)	(23)
Less income related to noncontrolling interests (Note 20)	(28)	(20)	(8)
Regulated electricity segment net income	329	325	4

All other	(1)	—	(1)
Income from Continuing Operations Attributable to Common Shareholders	328	325	3

Income from Discontinued Operations Attributable to Common Shareholders (c)	11	25	(14)

Net Income Attributable to Common Shareholders	$339	$350	$(11)

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

Operating revenues less fuel and purchased power expenses  Regulated electricity segment operating revenues less fuel and purchased power expenses were $94 million higher for the year ended December 31, 2011 compared with the prior year.  The following table describes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)
Higher demand-side management, renewable energy and similar regulatory surcharges	$29	$1	$28
Settlement of certain prior-period transmission rights-of-way	28	—	28
Effects of weather on usage per customer	33	13	20
Higher retail transmission charges	10	—	10
Higher line extension revenues (Note 3)	7	—	7
Higher usage per customer	8	6	2
Refund of PSA deferrals	(33)	(40)	7
Higher fuel and purchased power costs, net of off-system sales	(27)	(24)	(3)
Miscellaneous items, net	2	7	(5)
Total	$57	$(37)	$94

Operations and maintenance  Operations and maintenance expenses increased $34 million for the year ended December 31, 2011 compared with the prior year primarily because of:

•                                          An increase of $28 million related to settlement in 2011 of certain transmission rights-of-way costs, which was offset in operating revenues;

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

Discontinued Operations

Income from discontinued operations for year ended December 31, 2011 included a gain of $10 million related to the sale of our investment in APSES.  Income from discontinued operations for the year ended December 31, 2010 included an after tax gain of $25 million related to the sale of APSES’s district cooling business (see Note 21).

LIQUIDITY AND CAPITAL RESOURCES

Overview

Pinnacle West’s primary cash needs are for dividends to our shareholders and principal and interest payments on our indebtedness.  On December 19, 2012, the Pinnacle West Board of Directors declared a quarterly dividend of $0.545 per share of common stock, payable on March 1, 2013 to shareholders of record on February 1, 2013.  During 2012, Pinnacle West increased its indicated annual dividend from $2.10 per share to $2.18 per share.  The level of our common stock dividends and future dividend growth will be dependent on declaration by our Board of Directors based on a number of factors including our financial condition, payout ratio, free cash flow and other factors.

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At December 31, 2012, APS’s common equity ratio, as defined, was 57%.  Its total shareholder equity was approximately $4.1 billion, and total capitalization was approximately $7.2 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $2.9 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

APS’s capital requirements consist primarily of capital expenditures and maturities of long-term debt.  APS funds its capital requirements with cash from operations and, to the extent necessary, external debt financing and equity infusions from Pinnacle West.

Many of APS’s current capital expenditure projects qualify for bonus depreciation.  The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, includes provisions extending the eligibility for 50% bonus depreciation to qualified property placed in service in 2013. As a result of this provision, and the previously enacted bonus depreciation provisions provided for in the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, total cash tax benefits of up to $400-$500 million are expected to be generated for APS through accelerated depreciation. The cash generated is an acceleration of the tax benefits that APS would have otherwise received over 20 years.  It is anticipated that these cash benefits will be fully realized by APS by the end of 2013, with a majority of the benefit realized as of December 31, 2012.

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

Pinnacle West Consolidated

	2012	2011	2010
Net cash flow provided by operating activities	$1,171	$1,125	$750
Net cash flow used for investing activities	(873)	(782)	(576)
Net cash flow used for financing activities	(305)	(420)	(209)
Net decrease in cash and cash equivalents	$(7)	$(77)	$(35)

Arizona Public Service Company

	2012	2011	2010
Net cash flow provided by operating activities	$1,176	$1,128	$695
Net cash flow used for investing activities	(873)	(834)	(747)
Net cash flow provided by (used for) financing activities	(319)	(374)	31
Net decrease in cash and cash equivalents	$(16)	$(80)	$(21)

Operating Cash Flows

2012 Compared with 2011  Pinnacle West’s consolidated net cash provided by operating activities was $1,171 million in 2012, compared to $1,125 million in 2011, an increase of $46 million in net cash provided.  The increase is primarily related to a $77 million reduction of cash collateral posted and a decrease of $23 million in cash paid for interest in the current year, partially offset by a $26 million increase in property tax payments, a $65 million pension contribution in 2012 (approximately $12 million of which is reflected in capital expenditures) and other changes in working capital.

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

Other  Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 105% funded as of January 1, 2012 and 101% funded as of January 1, 2013.  The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We made contributions to our pension plan totaling $65 million in 2012, zero in 2011 and $200 million in 2010.  The minimum contributions for the pension plan due in 2013, 2014 and 2015 under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) are estimated to be zero, $89 million and $112 million, respectively.  We expect to make voluntary contributions totaling $140 million to the pension plan in 2013, and contributions up to approximately $175 million in each of 2014 and 2015.  With regard to contributions to our other postretirement benefit plans, we made a contribution of approximately $23 million in 2012, $19 million in 2011, and $17 million in 2010.  The contributions to our other postretirement benefit plans for 2013, 2014 and 2015 are expected to be approximately $20 million each year.

The $70 million long-term income tax receivable on the Consolidated Balance Sheets represents the anticipated refunds related to an APS tax accounting method change approved by the Internal Revenue Service (“IRS”) in the third quarter of 2009.  This amount is classified as long-term, as there remains uncertainty regarding the timing of this cash receipt.  Further clarification of the timing is expected from the IRS within the next twelve months.

Investing Cash Flows

2012 Compared with 2011  Pinnacle West’s consolidated net cash used for investing activities was $873 million in 2012, compared to $782 million in 2011, an increase of $91 million in net cash used.  The increase in net cash used for investing activities is primarily due to the absence of $55 million in proceeds from the sale of life insurance policies in 2011 and the absence of $45 million in proceeds from the sale of Pinnacle West’s investment in APSES in 2011.

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

Capital Expenditures  The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures

(dollars in millions)

	Estimated for the Year Ended December 31,
	2013	2014	2015
APS
Generation:
Nuclear Fuel	$58	$82	$83
Renewables	190	42	—
Environmental	21	86	187
Four Corners Units 4 and 5	253	—	—
Other Generation	142	246	340
Distribution	260	304	312
Transmission	152	204	200
Other (a)	45	69	66
Total APS	$1,121	$1,033	$1,188

(a)                                 Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  For purposes of this table, we have assumed the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shutdown of Units 1-3, as discussed in the “Overview” section above.  As a result, we included the estimated $253 million purchase price under Generation and have not included environmental expenditures for Units 1-3.  We have not included estimated costs for Cholla’s compliance with EPA’s Arizona regional haze rule since we have challenged the rule judicially and are considering our future options with respect to that plant if the rule is upheld.  We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require modification to our environmental expenditures.

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

Financing Cash Flows and Liquidity

2012 Compared with 2011  Pinnacle West’s consolidated net cash used for financing activities was $305 million in 2012, compared to $420 million in 2011, a decrease of $115 million in net cash used.  The decrease in net cash used for financing activities is primarily due to an increase of $92 million in APS’s short-term debt borrowings in 2012.  In addition, APS had $56 million in higher issuances of long-term debt, partially offset by $99 million in higher repayments of long-term debt.  Pinnacle West had $100 million in lower repayments of long-term debt partially offset by $50 million in lower debt issuances (see below).

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

Significant Financing Activities  During the year ended December 31, 2012, Pinnacle West’s total dividends paid per share of common stock was $2.12 per share, which resulted in dividend payments of $225 million.

On January 13, 2012, APS issued $325 million of 4.50% unsecured senior notes that mature on April 1, 2042.  The net proceeds from the sale were used along with other funds to repay at maturity APS’s $375 million aggregate principal amount of 6.50% senior notes on March 1, 2012.

On May 1, 2012, pursuant to the mandatory tender provision, APS purchased all $32 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project), 2009 Series B, due 2029.  On June 1, 2012 these bonds were remarketed.  Currently, the interest rate on these bonds is reset daily by a remarketing agent.  The daily rate at December 31, 2012 was 0.13% per annum.  Additionally, the bonds are supported by a letter of credit.  These bonds are classified as long-term debt on our Consolidated Balance Sheets at December 31, 2012 and were classified as current maturities of long-term debt on our Consolidated Balance Sheets at December 31, 2011.

On June 1, 2012, pursuant to the mandatory tender provision, APS changed the interest rate mode for the approximately $38 million of Navajo County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series A.  The new term rate period for these bonds commenced on June 1, 2012, and ends, subject to a mandatory tender, on May 29, 2014.  During this time, the bonds will bear interest at a rate of 1.25% per annum.  These bonds are classified as long-term debt on our Consolidated Balance Sheets at December 31, 2012 and were classified as current maturities of long-term debt on our Consolidated Balance Sheets at December 31, 2011.

On November 1, 2012 APS redeemed at par all $90 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project) 2002 Series A, due 2029.

On November 29, 2012, Pinnacle West entered into a $125 million term loan that matures November 27, 2015.  Pinnacle West used the proceeds of the loan to repay its existing term loan of $125 million.  Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings or, if unavailable, its long-term issuer ratings.

Available Credit Facilities  Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

At December 31, 2012, Pinnacle West’s $200 million credit facility, which matures in November 2016, was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At December 31, 2012, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding and no commercial paper borrowings.

At December 31, 2012, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that matures in February 2015, and a $500 million facility that matures in November 2016.  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The APS facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At December 31, 2012, APS had no outstanding borrowings under its revolving credit facilities or letters of credit.  In addition, APS had commercial paper borrowings of $92 million at December 31, 2012.

See “Financial Assurances” in Note 11 for a discussion of APS’s separate outstanding letters of credit.

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

See Note 18 for information related to the change in our margin and collateral accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2012, the ratio was approximately 46% for Pinnacle West and 45% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of February 15, 2013 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	Baa2	BBB+	BBB
Commercial paper	P-3	A-2	F3
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	Baa1	BBB+	BBB
Senior unsecured	Baa1	BBB+	BBB+
Secured lease obligation bonds	Baa1	BBB+	BBB+
Commercial paper	P-2	A-2	F3
Outlook	Stable	Stable	Stable

Off-Balance Sheet Arrangements

See Note 20 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Contractual Obligations

The following table summarizes Pinnacle West’s consolidated contractual requirements as of December 31, 2012 (dollars in millions):

	2013	2014- 2015	2016- 2017	Thereafter	Total
Long-term debt payments, including interest: (a)
APS	$307	$1,191	$604	$3,283	$5,385
Pinnacle West	2	4	125	—	131
Total long-term debt payments, including interest	309	1,195	729	3,283	5,516
Fuel and purchased power commitments (b)	489	1,116	955	6,329	8,889
Renewable energy credits (c)	51	81	80	491	703
Purchase obligations (d)	96	29	14	221	360
Coal reclamation	1	74	27	17	119
Nuclear decommissioning funding requirements	17	36	4	67	124
Noncontrolling interests (e)	17	56	—	—	73
Operating lease payments	21	32	7	41	101
Total contractual commitments	$1,001	$2,619	$1,816	$10,449	$15,885

(a)                                 The long-term debt matures at various dates through 2042 and bears interest principally at fixed rates.  Interest on variable-rate long-term debt is determined by using average rates at December 31, 2012 (see Note 6).

(b)                                 Our fuel and purchased power commitments include purchases of coal, electricity, natural gas, renewable energy, nuclear fuel, and natural gas transportation (see Notes 3 and 11).

(c)                                  Contracts to purchase renewable energy credits in compliance with the RES (see Note 3).

(d)                                 These contractual obligations include commitments for capital expenditures and other obligations.  These amounts do not include the purchase of SCE’s interest in Four Corners Units 4 and 5 due to additional approvals required.  See discussion in “Overview.”

(e)                                  Payments to the noncontrolling interests relate to the Palo Verde Sale Leaseback (see Note 20).  We have committed to retain the assets relating to the noncontrolling interest beyond 2015 either through lease extensions or by purchasing the assets.  If we elect to purchase the assets, the purchase price will be based on the fair value of the assets at the end of 2015, and such value is unknown at this time.  If we elect to extend the leases, we will be required to make annual payments beginning in 2016 of approximately $23 million; however, the length of the lease extensions is unknown at this time as it must be determined through an appraisal process.  Due to these uncertainties, amounts relating to the noncontrolling interests beyond 2015 have not been included in the table above.

This table excludes $135 million in unrecognized tax benefits because the timing of the future cash outflows is uncertain.  This table also excludes approximately zero, $89 million and $112 million in estimated minimum pension contributions for 2013, 2014 and 2015, respectively (see Note 8).

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

Regulatory Accounting

Regulatory accounting allows for the actions of regulators, such as the ACC and the FERC, to be reflected in our financial statements.  Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies.  Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates.  Regulatory liabilities generally represent expected future costs that have already been collected from customers.  Management continually assesses whether our regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes and recent rate orders to other regulated entities in the same jurisdiction.  This determination reflects the current political and regulatory climate in the state and is subject to change in the future.  If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings.  We had $1.2 billion of regulatory assets and $847 million of regulatory liabilities on the Consolidated Balance Sheets at December 31, 2012.

Included in the balance of regulatory assets at December 31, 2012 is a regulatory asset of $780 million for pension and other postretirement benefits.  This regulatory asset represents the future recovery of these costs through retail rates as these amounts are charged to earnings.  If these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future earnings.

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

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2012 reported pension liability on the Consolidated Balance Sheets and our 2012 reported pension expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Pension Liability	Impact on Pension Expense
Discount rate:
Increase 1%	$(330)	$(12)
Decrease 1%	408	15
Expected long-term rate of return on plan assets:
Increase 1%	—	(9)
Decrease 1%	—	9

(a)                                 Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.

The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2012 reported other postretirement benefit obligation on the Consolidated Balance Sheets and our 2012 reported other postretirement benefit expense, after consideration of amounts capitalized or billed to electric plant participants, on Pinnacle West’s Consolidated Statements of Income (dollars in millions):

	Increase (Decrease)
Actuarial Assumption (a)	Impact on Other Postretirement Benefit Obligation	Impact on Other Postretirement Benefit Expense
Discount rate:
Increase 1%	$(149)	$(8)
Decrease 1%	186	10
Health care cost trend rate (b):
Increase 1%	172	14
Decrease 1%	(136)	(11)
Expected long-term rate of return on plan assets — pretax:
Increase 1%	—	(3)
Decrease 1%	—	3

(a)                                 Each fluctuation assumes that the other assumptions of the calculation are held constant while the rates are changed by one percentage point.

(b)                                 This assumes a 1% change in the initial and ultimate health care cost trend rate.

See Note 8 for further details about our pension and other postretirement benefit plans.

Derivative Accounting

Derivative accounting requires evaluation of rules that are complex and subject to varying interpretations.  Our evaluation of these rules, as they apply to our contracts, determines whether we use accrual accounting (for derivative instruments designated as normal) or fair value (mark-to-market) accounting.  Mark-to-market accounting requires that changes in the fair value of derivative instruments are recognized in current earnings unless certain hedge criteria are met.  Effective June 1, 2012, APS discontinued cash flow hedging for the significant majority of derivative contracts.  APS now defers 100% of changes in fair value on these contracts for future rate treatment in accordance with the PSA (see Note 3).

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

OTHER ACCOUNTING MATTERS

See Note 2 for discussion regarding amended accounting guidance adopted during 2012 relating to fair value measurements and disclosures, and the presentation of comprehensive income.

MARKET AND CREDIT RISKS

Market Risks

Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by our nuclear decommissioning trust fund and benefit plan assets.

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trust fund (see Note 14 and Note 22) and benefit plan assets.  The nuclear decommissioning trust fund and benefit plan assets also have risks associated with the changing market value of its equity and other non-fixed income investments.  Nuclear decommissioning and benefit plan costs are recovered in regulated electricity prices.

The tables below present contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 2012 and 2011.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2012 and 2011 (dollars in thousands):

Pinnacle West — Consolidated

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2012	Rates	Amount	Rates	Amount	Rates	Amount

2013	0.38%	$92,175	—	$—	4.94%	$122,828
2014	—	—	—	—	5.58%	540,424
2015	—	—	1.07%	157,000	4.79%	313,420
2016	—	—	0.15%	43,580	6.15%	314,000
2017	—	—	—	—	—	—
Years thereafter	—	—	—	—	6.21%	1,840,150
Total		$92,175		$200,580		$3,130,822
Fair value		$92,175		$200,268		$3,674,958

	Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest
2011	Rates	Amount	Rates	Amount

2012	—	$—	6.41%	$477,435
2013	—	—	4.94%	122,828
2014	—	—	5.91%	502,274
2015	1.79%	125,000	4.79%	313,420
2016	0.09%	43,580	6.15%	314,000
Years thereafter	—	—	6.49%	1,605,150
Total		$168,580		$3,335,107
Fair value		$167,018		$3,758,811

The tables below present contractual balances of APS’s long-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 2012 and 2011.  The interest rates presented in the tables below represent the weighted-average interest rates as of December 31, 2012 and 2011 (dollars in thousands):

APS — Consolidated

	Short-Term Debt		Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest		Interest
2012	Rates	Amount	Rates	Amount	Rates	Amount

2013	0.38%	$92,175	—	$—	4.94%	$122,828
2014	—	—	—	—	5.58%	540,424
2015	—	—	0.13%	32,000	4.79%	313,420
2016	—	—	0.15%	43,580	6.15%	314,000
2017	—	—	—	—	—	—
Years thereafter	—	—	—	—	6.21%	1,840,150
Total		$92,175		$75,580		$3,130,822
Fair value		$92,175		$75,580		$3,674,958

	Variable-Rate Long-Term Debt		Fixed-Rate Long-Term Debt
	Interest		Interest
2011	Rates	Amount	Rates	Amount

2012	—	$—	6.41%	$477,435
2013	—	—	4.94%	122,828
2014	—	—	5.91%	502,274
2015	—	—	4.79%	313,420
2016	0.09%	43,580	6.15%	314,000
Years thereafter	—	—	6.49%	1,605,150
Total		$43,580		$3,335,107
Fair value		$43,580		$3,758,811

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

The following table shows the net pretax changes in mark-to-market of our derivative positions in 2012 and 2011 (dollars in millions):

	2012	2011
Mark-to-market of net positions at beginning of year	$(222)	$(239)
Recognized in earnings (a):
Change in mark-to-market gains (losses) for future period deliveries	1	(4)
(Increase) decrease in regulatory asset	37	(1)
Recognized in OCI:
Change in mark-to-market losses for future period deliveries (b)	(37)	(95)
Mark-to-market losses realized during the period	99	117
Change in valuation techniques	—	—
Mark-to-market of net positions at end of year	$(122)	$(222)

(a)                                 Represents the amounts reflected in income after the effect of PSA deferrals.

(b)                                 The changes in mark-to-market recorded in OCI are due primarily to changes in forward natural gas prices.

The table below shows the fair value of maturities of our derivative contracts (dollars in millions) at December 31, 2012 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” for more discussion of our valuation methods.

Source of Fair Value	2013	2014	2015	2016	2017	Years thereafter	Total fair value
Observable prices provided by other external sources	$(53)	$(20)	$(1)	$—	$—	$—	$(74)
Prices based on unobservable inputs	(10)	(9)	(11)	(8)	(4)	(6)	(48)
Total by maturity	$(63)	$(29)	$(12)	$(8)	$(4)	$(6)	$(122)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Consolidated Balance Sheets at December 31, 2012 and 2011 (dollars in millions):

	December 31, 2012 Gain (Loss)		December 31, 2011 Gain (Loss)
	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Mark-to-market changes reported in:
Earnings (a)
Natural gas	$—	$—	$1	$(1)
Regulatory asset (liability) or OCI (b)
Electricity	7	(7)	5	(5)
Natural gas	25	(25)	27	(27)
Total	$32	$(32)	$33	$(33)

(a)                                 Represents the amounts reflected in income after the effect of PSA deferrals.

(b)                                 These contracts are economic hedges of our forecasted purchases of natural gas and electricity.  The impact of these hypothetical price movements would substantially offset the impact that these same price movements would have on the physical exposures being hedged.  To the extent the amounts are eligible for inclusion in the PSA, the amounts are recorded as either a regulatory asset or liability.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

(PINNACLE WEST CAPITAL CORPORATION)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Pinnacle West Capital Corporation.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s consolidated financial statements.

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pinnacle West Capital Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Pinnacle West Capital Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle West Capital Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2012 due to the adoption of amended guidance on the presentation of comprehensive income.  The change in presentation has been applied retrospectively to all periods presented.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

February 22, 2013

PINNACLE WEST CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

OPERATING REVENUES	$3,301,804	$3,241,379	$3,189,199

OPERATING EXPENSES
Fuel and purchased power	994,790	1,009,464	1,046,815
Operations and maintenance	884,769	904,286	870,185
Depreciation and amortization	404,336	427,054	414,479
Taxes other than income taxes	159,323	147,408	135,328
Other expenses	6,831	6,659	7,509
Total	2,450,049	2,494,871	2,474,316
OPERATING INCOME	851,755	746,508	714,883
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction (Note 1)	22,436	23,707	22,066
Other income (Note 19)	1,606	3,111	6,387
Other expense (Note 19)	(19,842)	(10,451)	(9,921)
Total	4,200	16,367	18,532
INTEREST EXPENSE
Interest charges	214,616	241,995	244,174
Allowance for borrowed funds used during construction (Note 1)	(14,971)	(18,358)	(16,479)
Total	199,645	223,637	227,695
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	656,310	539,238	505,720
INCOME TAXES (Note 4)	237,317	183,604	160,869
INCOME FROM CONTINUING OPERATIONS	418,993	355,634	344,851
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax expense (benefit) of $(3,813), $7,418 and $16,260 (Note 21)	(5,829)	11,306	25,358
NET INCOME	413,164	366,940	370,209
Less: Net income attributable to noncontrolling interests (Note 20)	31,622	27,467	20,156
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$381,542	$339,473	$350,053
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	109,510	109,053	106,573
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	110,527	109,864	107,138

EARNINGS PER WEIGHTED — AVERAGE COMMON SHARE OUTSTANDING
Income from continuing operations attributable to common shareholders — basic	$3.54	$3.01	$3.05
Net income attributable to common shareholders — basic	3.48	3.11	3.28
Income from continuing operations attributable to common shareholders — diluted	3.50	2.99	3.03
Net income attributable to common shareholders — diluted	3.45	3.09	3.27

DIVIDENDS DECLARED PER SHARE	$2.67	$2.10	$2.10

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income from continuing operations, net of tax	$387,380	$328,110	$324,688
Discontinued operations, net of tax	(5,838)	11,363	25,365
Net income attributable to common shareholders	$381,542	$339,473	$350,053

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

NET INCOME	$413,164	$366,940	$370,209

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $14,900, $37,389 and $61,348 (Note 18)	(22,763)	(57,271)	(93,939)
Reclassification of net realized loss, net of tax benefit of $39,120, $46,288 and $48,453 (Note 18)	59,887	70,902	74,287
Pension and other postretirement benefits activity, net of tax (expense) benefit of $(651), $3,935 and $5,608 (Note 8)	1,031	(6,026)	(8,528)
Total other comprehensive income (loss)	38,155	7,605	(28,180)

COMPREHENSIVE INCOME	451,319	374,545	342,029
Less: Comprehensive income attributable to noncontrolling interests	31,622	27,467	20,156

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$419,697	$347,078	$321,873

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,202	$33,583
Customer and other receivables	277,225	284,183
Accrued unbilled revenues	94,845	125,239
Allowance for doubtful accounts	(3,340)	(3,748)
Materials and supplies (at average cost)	218,096	204,387
Fossil fuel (at average cost)	31,334	22,000
Deferred income taxes (Note 4)	152,191	130,571
Income tax receivable (Note 4)	2,423	6,466
Assets from risk management activities (Note 18)	25,699	30,264
Deferred fuel and purchased power regulatory asset (Note 3)	72,692	27,549
Other regulatory assets (Note 3)	71,257	69,072
Other current assets	37,102	26,904
Total current assets	1,005,726	956,470

INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 18)	35,891	49,322
Nuclear decommissioning trust (Notes 14 and 22)	570,625	513,733
Other assets	62,694	64,588
Total investments and other assets	669,210	627,643

PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 10)
Plant in service and held for future use	14,346,367	13,753,971
Accumulated depreciation and amortization	(4,929,613)	(4,709,991)
Net	9,416,754	9,043,980
Construction work in progress	565,716	496,745
Palo Verde sale leaseback, net of accumulated depreciation of $222,055 and $218,186 (Note 20)	128,995	132,864
Intangible assets, net of accumulated amortization of $411,543 and $373,706	162,150	170,571
Nuclear fuel, net of accumulated amortization of $133,950 and $113,375	122,778	118,098
Total property, plant and equipment	10,396,393	9,962,258

DEFERRED DEBITS
Regulatory assets (Notes 1, 3 and 4)	1,099,900	1,352,079
Income tax receivable (Note 4)	70,389	68,633
Other	137,997	143,935
Total deferred debits	1,308,286	1,564,647

TOTAL ASSETS	$13,379,615	$13,111,018

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2012	2011
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$221,312	$326,987
Accrued taxes (Note 4)	124,939	120,289
Accrued interest	49,380	54,872
Common dividends payable	59,789	—
Short-term borrowings (Note 5)	92,175	—
Current maturities of long-term debt (Note 6)	122,828	477,435
Customer deposits	79,689	72,176
Liabilities from risk management activities (Note 18)	73,741	53,968
Regulatory liabilities (Note 3)	88,116	88,362
Other current liabilities	171,573	148,616
Total current liabilities	1,083,542	1,342,705

LONG-TERM DEBT LESS CURRENT MATURITIES (Note 6)
Long-term debt less current maturities	3,160,219	2,953,507
Palo Verde sale leaseback lessor notes less current maturities (Note 20)	38,869	65,547
Total long-term debt less current maturities	3,199,088	3,019,054

DEFERRED CREDITS AND OTHER
Deferred income taxes (Note 4)	2,151,371	1,925,388
Regulatory liabilities (Notes 1, 3 and 4)	759,201	737,332
Liability for asset retirements (Note 12)	357,097	279,643
Liabilities for pension and other postretirement benefits (Note 8)	1,058,755	1,268,910
Liabilities from risk management activities (Note 18)	85,264	82,495
Customer advances	109,359	116,805
Coal mine reclamation	118,860	117,896
Unrecognized tax benefits (Note 4)	71,135	72,270
Other	283,654	217,934
Total deferred credits and other	4,994,696	4,818,673

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 7)
Common stock, no par value; authorized 150,000,000 shares, issued 109,837,957 at end of 2012 and 109,356,974 at end of 2011	2,466,923	2,444,247
Treasury stock at cost; 95,192 shares at end of 2012 and 111,161 at end of 2011	(4,211)	(4,717)
Total common stock	2,462,712	2,439,530
Retained earnings	1,624,102	1,534,483
Accumulated other comprehensive loss:
Pension and other postretirement benefits (Note 8)	(64,416)	(65,447)
Derivative instruments (Note 18)	(49,592)	(86,716)
Total accumulated other comprehensive loss	(114,008)	(152,163)
Total shareholders’ equity	3,972,806	3,821,850
Noncontrolling interests (Note 20)	129,483	108,736
Total equity	4,102,289	3,930,586

TOTAL LIABILITIES AND EQUITY	$13,379,615	$13,111,018

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$413,164	$366,940	$370,209
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of energy-related products and services business	—	(10,404)	—
Gain on sale of district cooling business	—	—	(41,973)
Depreciation and amortization including nuclear fuel	481,262	493,784	472,807
Deferred fuel and purchased power	71,573	69,166	93,631
Deferred fuel and purchased power amortization	(116,716)	(155,157)	(122,481)
Allowance for equity funds used during construction	(22,436)	(23,707)	(22,066)
Real estate impairment charges	—	—	16,731
Gain on real estate debt restructuring	—	—	(16,755)
Deferred income taxes	228,602	176,192	260,411
Change in derivative instruments fair value	(749)	4,064	2,688
Changes in current assets and liabilities:
Customer and other receivables	14,587	40,626	(67,943)
Accrued unbilled revenues	30,394	(21,947)	7,679
Materials, supplies and fossil fuel	(23,043)	(23,398)	12,276
Other current assets	(27,352)	(3,079)	9,375
Accounts payable	(96,600)	58,346	9,125
Accrued taxes and income tax receivable — net	8,693	12,068	24,222
Other current liabilities	23,869	20,358	2,921
Change in margin and collateral accounts — assets	2,216	33,349	(9,937)
Change in margin and collateral accounts — liabilities	137,785	29,731	(88,315)
Change in long term income tax receivable	(1,756)	(3,530)	—
Change in unrecognized tax benefits	(2,583)	8,410	(73,621)
Change in other regulatory liabilities	13,539	37,009	56,801
Change in other long-term assets	6,872	(41,722)	(47,940)
Change in other long-term liabilities	29,801	58,484	(97,388)
Net cash flow provided by operating activities	1,171,122	1,125,583	750,457

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(889,551)	(884,350)	(748,374)
Contributions in aid of construction	49,876	38,096	32,754
Allowance for borrowed funds used during construction	(14,971)	(18,358)	(16,778)
Proceeds from sale of district cooling business	—	—	100,300
Proceeds from sale of energy-related products and services business	—	45,111	—
Proceeds from nuclear decommissioning trust sales	417,603	497,780	560,469
Investment in nuclear decommissioning trust	(434,852)	(513,799)	(584,885)
Proceeds from sale of commercial real estate investments	—	1,375	72,038
Proceeds from sale of life insurance policies	—	55,444	—
Other	(1,099)	(3,306)	8,576
Net cash flow used for investing activities	(872,994)	(782,007)	(575,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	476,081	470,353	—
Repayment of long-term debt	(654,286)	(655,169)	(106,572)
Short-term borrowings and payments — net	92,175	(16,600)	(137,115)
Dividends paid on common stock	(225,075)	(221,728)	(216,979)
Common stock equity issuance	15,955	15,841	255,971
Distributions to noncontrolling interests	(10,529)	(10,210)	(11,403)
Other	170	(2,668)	6,351
Net cash flow used for financing activities	(305,509)	(420,181)	(209,747)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,381)	(76,605)	(35,190)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,583	110,188	145,378

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,202	$33,583	$110,188

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
COMMON STOCK (Note 7)
Balance at beginning of year	$2,444,247	$2,421,372	$2,153,295
Issuance of common stock	22,676	22,875	268,077
Balance at end of year	2,466,923	2,444,247	2,421,372

TREASURY STOCK (Note 7)
Balance at beginning of year	(4,717)	(2,239)	(3,812)
Purchase of treasury stock	(4,607)	(3,720)	(82)
Reissuance of treasury stock used for stock compensation	5,113	1,242	1,655
Balance at end of year	(4,211)	(4,717)	(2,239)

RETAINED EARNINGS
Balance at beginning of year	1,534,483	1,423,961	1,298,213
Net income attributable to common shareholders	381,542	339,473	350,053
Common stock dividends	(291,923)	(228,951)	(224,305)
Balance at end of year	1,624,102	1,534,483	1,423,961

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(152,163)	(159,767)	(131,587)
Other comprehensive income (loss) attributable to common shareholders	38,155	7,604	(28,180)
Balance at end of year	(114,008)	(152,163)	(159,767)

NONCONTROLLING INTERESTS
Balance at beginning of year	108,736	91,899	111,895
Net income attributable to noncontrolling interests	31,622	27,467	20,156
Net capital activities by noncontrolling interests	(10,875)	(10,630)	(40,152)
Balance at end of year	129,483	108,736	91,899

TOTAL EQUITY	$4,102,289	$3,930,586	$3,775,226

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS
Net income attributable to common shareholders	$381,542	$339,473	$350,053
Other comprehensive income (loss)	38,155	7,605	(28,180)
Comprehensive income attributable to common shareholders	$419,697	$347,078	$321,873

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Pinnacle West is a holding company that conducts business through its subsidiaries; APS and El Dorado, and formerly SunCor and APSES.  APS, our wholly-owned subsidiary, is a vertically-integrated electric utility that provides either retail or wholesale electric service to substantially all of the state of Arizona, with the major exceptions of about one-half of the Phoenix metropolitan area, the Tucson metropolitan area and Mohave County in northwestern Arizona.  APS accounts for essentially all of our revenues and earnings, and is expected to continue to do so.  SunCor was a developer of residential, commercial and industrial real estate projects in Arizona, New Mexico, Idaho and Utah but in 2009 and 2010, essentially all of these assets were sold.  In February 2012, SunCor filed for protection under the United States Bankruptcy Code to complete an orderly liquidation of its business.  All activities for SunCor are now reported as discontinued operations (see Note 21).  APSES provided energy-related projects to commercial and industrial retail customers in competitive markets in the western United States.  APSES was sold in 2011 and is now reported as discontinued operations (see Note 21).  El Dorado is an investment firm.

Pinnacle West’s Consolidated Financial Statements include the accounts of Pinnacle West and our subsidiaries:  APS and El Dorado, and formerly SunCor and APSES.  APS’s consolidated financial statements include the accounts of APS and certain VIEs relating to the Palo Verde sale leaseback.  Intercompany accounts and transactions between the consolidated companies have been eliminated.

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

Management continually assesses whether our regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environment and recent rate orders applicable to APS or other regulated entities in the same jurisdiction.  This determination reflects the current political and regulatory climate in the state and is subject to change in the future.  If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings.

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

For the period January 1, 2010 through June 30, 2012, electric revenues also include proceeds for line extension payments for new or upgraded service in accordance with the 2009 retail rate case settlement agreement (see Note 3).  Effective July 1, 2012, as a result of the 2011 rate case settlement agreement, these amounts are now recorded as contributions in aid of construction and are not included in electric revenues.

Some of our cost recovery mechanisms are alternative revenue programs.  For alternative revenue programs that meet specified accounting criteria, we recognize revenues when the specific events permitting billing of the additional revenues have been completed.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APS records a regulatory liability on its regulated assets for the difference between the amount that has been recovered in regulated rates and the amount calculated in accordance with guidance on accounting for asset retirement obligations.  APS believes it can recover in regulated rates the costs capitalized in accordance with this accounting guidance.

We record depreciation on utility plant on a straight-line basis over the remaining useful life of the related assets.  The approximate remaining average useful lives of our utility property at December 31, 2012 were as follows:

•                                          Fossil plant — 16 years;

•                                          Nuclear plant — 27 years;

•                                          Other generation — 26 years;

•                                          Transmission — 39 years;

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years 2010 through 2012, the depreciation rates ranged from a low of 0.45% to a high of 12.08%.  The weighted-average rate was 2.71% for 2012, 2.98% for 2011, and 2.98% for 2010.

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

AFUDC was calculated by using a composite rate of 8.60% for 2012, 10.25% for 2011, and 9.2% for 2010.  APS compounds AFUDC semi-annually and ceases to accrue AFUDC when construction work is completed and the property is placed in service.

Materials and Supplies

APS values materials, supplies and fossil fuel inventory using a weighted-average cost method.  APS materials, supplies and fossil fuel inventories are carried at the lower of weighted-average cost or market, unless evidence indicates that the weighted-average cost (even if in excess of market) will be recovered.

Fair Value Measurements

We account for derivative instruments, investments held in our nuclear decommissioning trust, certain cash equivalents and plan assets held in our retirement and other benefit plans at fair value on a recurring basis.  Due to the short-term nature of net accounts receivable, accounts payable, and short-term borrowings, the carrying values of these instruments approximate fair value.  Fair value measurements may also be applied on a nonrecurring basis to other assets and liabilities in certain circumstances such as impairments.  We also disclose fair value information for our long-term debt, which is carried at amortized cost (see Note 6).

Fair value is the price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market which we can access for the asset or liability in an orderly transaction between willing market participants on the measurement date.  Inputs to fair value may include observable and unobservable data.  We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We determine fair market value using observable inputs such as actively-quoted prices for identical instruments when available.  When actively quoted prices are not available for the identical instruments we use other observable inputs, such as prices for similar instruments, other corroborative market information, or prices provided by other external sources.  For options, long-term contracts and other contracts for which observable price data are not available, we use models and other valuation methods, which may incorporate unobservable inputs to determine fair market value.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The use of models and other valuation methods to determine fair market value often requires subjective and complex judgment.  Actual results could differ from the results estimated through application of these methods.

See Note 14 for additional information about fair value measurements.

Derivative Accounting

We are exposed to the impact of market fluctuations in the commodity price and transportation costs of electricity, natural gas, coal, emission allowances and in interest rates.  We manage risks associated with market volatility by utilizing various physical and financial instruments including futures, forwards, options and swaps.  As part of our overall risk management program, we may use derivative instruments to hedge purchases and sales of electricity and fuels.  The changes in market value of such contracts have a high correlation to price changes in the hedged transactions.  We also enter into derivative instruments for economic hedging purposes.  Contracts that have the same terms (quantities, delivery points and delivery periods) and for which power does not flow are netted, which reduces both revenues and fuel and purchased power expenses in our Consolidated Statements of Income, but does not impact our financial condition, net income or cash flows.

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

Retirement Plans and Other Benefits

Pinnacle West sponsors a qualified defined benefit and account balance pension plan for the employees of Pinnacle West and its subsidiaries.  We also sponsor another postretirement benefit plan for the employees of Pinnacle West and our subsidiaries that provide medical and life insurance benefits to retired employees.  Pension and other postretirement benefit expense are determined by actuarial valuations, based on assumptions that are evaluated annually.  See Note 8 for additional information on pension and other postretirement benefits.

Nuclear Fuel

APS amortizes nuclear fuel by using the unit-of-production method.  The unit-of-production method is based on actual physical usage.  APS divides the cost of the fuel by the estimated number of thermal units it expects to produce with that fuel.  APS then multiplies that rate by the number of

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thermal units produced within the current period.  This calculation determines the current period nuclear fuel expense.

APS also charges nuclear fuel expense for the interim storage and permanent disposal of spent nuclear fuel.  The DOE is responsible for the permanent disposal of spent nuclear fuel and charges APS $0.001 per kWh of nuclear generation.  See Note 11 for information on spent nuclear fuel disposal costs.

Income Taxes

Income taxes are provided using the asset and liability approach prescribed by guidance relating to accounting for income taxes.  We file our federal income tax return on a consolidated basis and we file our state income tax returns on a consolidated or unitary basis.  In accordance with our intercompany tax sharing agreement, federal and state income taxes are allocated to each first-tier subsidiary as though each first-tier subsidiary filed a separate income tax return.  Any difference between that method and the consolidated (and unitary) income tax liability is attributed to the parent company.  The income tax accounts reflect the tax and interest associated with management’s estimate of the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement for all known and measurable tax exposures (see Note 4).

Cash and Cash Equivalents

We consider all highly liquid investments with a remaining maturity of three months or less at acquisition to be cash equivalents.

The following table summarizes supplemental Pinnacle West cash flow information for each of the last three years (dollars in thousands):

	Years ended December 31,
	2012	2011	2010

Cash paid during the period for:
Income taxes, net of (refunds)	$2,543	$10,324	$(23,447)
Interest, net of amounts capitalized	200,923	217,789	221,728
Significant non-cash investing and financing activities:
Accrued capital expenditures	$26,208	$27,245	$19,226
Dividends declared but not paid	59,789	—	—

Intangible Assets

We have no goodwill recorded and have separately disclosed other intangible assets, primarily APS’s software, on Pinnacle West’s Consolidated Balance Sheets.  The intangible assets are amortized over their finite useful lives.  Amortization expense was $50 million in 2012, $47 million in 2011, and $45 million in 2010. Estimated amortization expense on existing intangible assets over the next five years is $45 million in 2013, $37 million in 2014, $28 million in 2015, $20 million in 2016, and $12 million in 2017. At December 31, 2012, the weighted-average remaining amortization period for intangible assets was 6 years.

Investments

El Dorado accounts for its investments using either the equity method (if significant influence) or the cost method (if less than 20% ownership).

Our investments in the nuclear decommissioning trust fund are accounted for in accordance with guidance on accounting for certain investments in debt and equity securities. See Note 14 and Note 22 for more information on these investments.

2.                                      New Accounting Standards

During 2012, we adopted amended guidance intended to converge fair value measurement and disclosure requirements for GAAP and international financial reporting standards (“IFRS”).  The

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amended guidance clarifies how certain fair value measurement principles should be applied and requires enhanced fair value disclosures.  The adoption of this new guidance resulted in additional fair value disclosures (see Note 14), but did not impact our financial statement results.

During 2012, we also adopted amended guidance on the presentation of comprehensive income.  As a result of the amended guidance, we have changed our format for presenting comprehensive income.  Previously, components of comprehensive income were presented within changes in equity.  Due to the amended guidance, we now present comprehensive income in a new financial statement titled “Consolidated Statements of Comprehensive Income”.  The adoption of this guidance changed our format for presenting comprehensive income, but did not impact our financial statement results.

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

Settlement Agreement

The Settlement Agreement provides for a zero net change in base rates, consisting of:  (1) a non-fuel base rate increase of $116.3 million; (2) a fuel-related base rate decrease of $153.1 million (to be implemented by a change in the Base Fuel Rate for fuel and purchased power costs from $0.03757 to $0.03207 per kWh; and (3) the transfer of cost recovery for certain renewable energy projects from the RES surcharge to base rates in an estimated amount of $36.8 million.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•                                          A procedure to allow APS to request rate adjustments prior to its next general rate case related to APS’s proposed acquisition (should it be consummated) of additional interests in Units 4 and 5 and the related closure of Units 1-3 of Four Corners;

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

•                                          A limitation on the use of the RES surcharge and the DSMAC to recoup capital expenditures not required under the terms of the 2008 rate case settlement agreement discussed below;

•                                          Allowing a negative credit that currently exists in the PSA rate to continue until February 2013, rather than being reset on the anticipated July 1, 2012 rate effective date;

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 1, 2011, APS filed its annual RES implementation plan, covering the 2012-2016 timeframe and requested 2012 RES funding of $129 million to $152 million.  On December 14, 2011, the ACC voted to approve APS’s 2012 RES Plan and authorized a total 2012 RES budget of $110 million.  Within that budget, the ACC authorized APS to, among other items, own up to an additional 100 MW under its AZ Sun Program, for a total potential program amount of up to 200 MW.  The AZ Sun program, originally approved by the ACC in March 2010, contemplates the development of photovoltaic solar plants which APS will own.  Under this program to date, APS has executed contracts for the development of 118 MW of new solar generation, representing an investment commitment of approximately $502 million.

On June 29, 2012, APS filed its annual RES implementation plan, covering the 2013-2017 timeframe and requested 2013 RES funding of $97 million to $107 million.  In a final order dated January 31, 2013, the ACC approved a budget of $103 million for APS’s 2013 RES plan.  That budget includes $4 million for residential distributed energy incentives and $0.1 million for commercial distributed energy up-front incentives, but did not include any funds for commercial distributed energy production-based incentives.  The ACC further ordered that a hearing take place to consider:  (i) APS’s

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits; and (ii) removing retail sales to APS’s largest industrial customers when calculating APS’s compliance with the annual RES requirements.

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

The ACC previously approved recovery of all 2009 program costs plus incentives.  The change from program cost recovery on a historical basis to recovery on a concurrent basis, as authorized in the 2008 retail rate case settlement agreement, resulted in this one-time need to address two years (2009 and 2010) of cost recovery.  As requested by APS, 2009 program cost recovery was amortized over a three-year period, which ended in 2012.

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

On June 1, 2012, APS filed its 2013 Demand Side Management Implementation Plan.  In 2013, the standards will require APS to achieve cumulative energy savings equal to 5% of its 2012 retail energy sales.  Later in 2012, APS filed a supplement to its plan that included a proposed budget for 2013 of $87.6 million.  Although this proposed budget is approximately $5.6 million more than the approved 2012 budget, the expiration of the three-year amortization of 2009 costs and prior year credits would result in a small decrease in the DSMAC.  APS expects to receive a decision from the ACC in the second quarter of 2013.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•                                          the PSA rate may not be increased or decreased more than $0.004 per kWh in a year without permission of the ACC.

The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2012 and 2011 (dollars in millions):

	Twelve Months Ended December 31,
	2012	2011
Beginning balance	$28	$(58)
Deferred fuel and purchased power costs — current period	(72)	(69)
Amounts credited to customers	117	155
Ending balance	$73	$28

The PSA rate for the PSA year beginning February 1, 2013 is $0.0013 per kWh as compared to ($0.0042) per kWh for the prior year.  This represents a $0.0055 per kWh increase over the 2012 PSA charge.  This new rate is comprised of a forward component of ($0.0010) per kWh and a historical component of $0.0023 per kWh.  The Settlement Agreement allowed APS to exceed the $0.004 per kWh cap to PSA rate changes in this instance.  Any uncollected (overcollected) deferrals during the 2013 PSA year will be included in the calculation of the PSA rate for the PSA year beginning February 1, 2014.

Transmission Rates and Transmission Cost Adjustor.  In July 2008, FERC approved an Open Access Transmission Tariff for APS to move from fixed rates to a formula rate-setting methodology in order to more accurately reflect and recover the costs that APS incurs in providing transmission services.  A large portion of the rate represents charges for transmission services to serve APS’s retail customers (“Retail Transmission Charges”).  In order to recover the Retail Transmission Charges, APS was previously required to file an application with, and obtain approval from, the ACC to reflect changes in Retail Transmission Charges through the TCA.  Under the terms of the Settlement Agreement (discussed above), however, an adjustment to rates to recover the Retail Transmission Charges will be made annually each June 1 beginning in 2013 and will go into effect automatically unless suspended by the ACC.

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

On May 14, 2012, APS filed an application with the ACC to implement the FERC-approved transmission rates for retail customers discussed above.  On July 18, 2012, the ACC approved the application authorizing the implementation of the FERC-approved transmission rates for retail customers, which became effective August 2012.

As part of APS’s proposed acquisition of SCE’s interest in Units 4 and 5 of Four Corners, APS and SCE agreed that upon closing of the acquisition (or in 2016 if the closing does not occur), the companies will terminate an existing agreement that provides transmission capacity for SCE to transmit its portion of the output from Four Corners to California.  APS expects to file a request with FERC seeking authorization to cancel the existing agreement and defer a $40 million payment to be made by APS associated with the termination and recover the payment through amortization over a 29-year period.  APS believes the costs associated with the termination of the existing agreement are recoverable, but cannot predict whether FERC will approve our request; however, if the recovery is disallowed by FERC, APS would record a charge to its results of operations at the time of the disallowance.

Lost Fixed Cost Recovery Mechanism.  The LFCR mechanism permits APS to recover on an after-the-fact basis a portion of its fixed costs that would otherwise have been collected by the Company in the kWh sales lost due to APS energy efficiency programs and to distributed generation such as roof-top solar arrays. The fixed costs recoverable by the LFCR mechanism were established in the recent rate case and amount to approximately 3.1 cents per residential kWh lost and 2.3 cents per non-residential kWh lost.  The kWh’s lost from energy efficiency are based on a third-party evaluation of the

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s energy efficiency programs.  Distributed generation sales losses are determined from the metered output from the distributed generation units or if metering is unavailable, through accepted estimating techniques.

APS filed its first LFCR adjustment on January 15, 2013 and will file for its LFCR adjustment every January thereafter.  On February 12, 2013, the ACC approved an LFCR adjustment of $5.1 million, representing a pro-rated amount for 2012 since the Settlement Agreement went into effect on July 1, 2012.

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in millions):

	Remaining Amortization	December 31, 2012		December 31, 2011
	Period	Current	Non-Current	Current	Non-Current
Pension and other postretirement benefits	(a)	$—	$780	$—	$1,023
Income taxes — AFUDC equity	2042	4	92	3	81
Deferred fuel and purchased power — mark-to-market (Note 18)	2016	19	21	43	34
Transmission vegetation management	2016	9	23	9	32
Coal reclamation	2026	8	24	2	35
Palo Verde VIEs (Note 20)	2046	—	38	—	35
Deferred compensation	2036	—	34	—	33
Deferred fuel and purchased power (b) (c)	2013	73	—	28	—
Tax expense of Medicare subsidy	2024	2	17	2	18
Loss on reacquired debt	2034	2	18	1	19
Income taxes — investment tax credit basis adjustment	2042	1	26	—	15
Pension and other postretirement benefits deferral	2015	8	13	—	12
Other	Various	18	14	9	15
Total regulatory assets (d)		$144	$1,100	$97	$1,352

(a)                                 This asset represents the future recovery of under-funded pension and other postretirement benefits obligation through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to OCI and result in lower future revenues.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)                                 See “Cost Recovery Mechanisms” discussion above.

(c)                                  Subject to a carrying charge.

(d)                                 There are no regulatory assets for which the ACC has allowed recovery of costs but not allowed a return by exclusion from rate base.  FERC rates are set using a formula rate as described in “Transmission Rates and Transmission Cost Adjustor.”

The detail of regulatory liabilities is as follows (dollars in millions):

	Remaining Amortization	December 31, 2012		December 31, 2011
	Period	Current	Non-Current	Current	Non-Current
Removal costs	(a)	$27	$321	$22	$349
Asset retirement obligations	(a)	—	256	—	225
Renewable energy standard (b)	2013	43	—	54	—
Income taxes — change in rates	2042	—	66	—	59
Spent nuclear fuel	2047	10	36	5	44
Deferred gains on utility property	2019	2	12	2	14
Income taxes- deferred investment tax credit	2042	2	52	1	30
Other	Various	4	16	4	16
Total regulatory liabilities		$88	$759	$88	$737

(a)                                 In accordance with regulatory accounting guidance, APS accrues for removal costs for its regulated assets, even if there is no legal obligation for removal (see Note 12).

(b)                                 See “Cost Recovery Mechanisms” discussion above.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $70 million long-term income tax receivable on the Consolidated Balance Sheets represents the anticipated refunds related to an APS tax accounting method change approved by the IRS in the third quarter of 2009.  This amount is classified as long-term, as there remains uncertainty regarding the timing of this cash receipt.  Further clarification of the timing is expected from the IRS within the next twelve months.

Net income associated with the Palo Verde sale leaseback variable interest entities is not subject to tax (see Note 20).  As a result, there is no income tax expense associated with the VIEs recorded on the Consolidated Statements of Income.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, at the beginning and end of the year that are included in accrued taxes and unrecognized tax benefits (dollars in thousands):

	2012	2011	2010
Total unrecognized tax benefits, January 1	$136,005	$127,595	$201,216
Additions for tax positions of the current year	5,167	10,915	7,551
Reductions for tax positions of prior years for:
Changes in judgment	(7,729)	(1,555)	(11,017)
Settlements with taxing authorities	—	(124)	(62,199)
Lapses of applicable statute of limitations	(21)	(826)	(7,956)
Total unrecognized tax benefits, December 31	$133,422	$136,005	$127,595

Included in the balances of unrecognized tax benefits at December 31, 2012, 2011 and 2010 were approximately $10 million, $8 million and $7 million, respectively, of tax positions that, if recognized, would decrease our effective tax rate.

As of the balance sheet date, the tax year ended December 31, 2008 and all subsequent tax years remain subject to examination by the IRS.  With a few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2008.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We reflect interest and penalties, if any, on unrecognized tax benefits in the Consolidated Statements of Income as income tax expense.  The amount of interest recognized in the Consolidated Statements of Income related to unrecognized tax benefits was a pre-tax expense of $4 million for 2012, a pre-tax expense of $3 million for 2011 and a pre-tax benefit of $2 million for 2010.

The total amount of accrued liabilities for interest recognized in the Consolidated Balance Sheets related to unrecognized tax benefits was $13 million as of December 31, 2012, $9 million as of December 31, 2011 and $6 million as of December 31, 2010.  To the extent that matters are settled favorably, this amount could reverse and decrease our effective tax rate.  Additionally, as of December 31, 2012, we have recognized $5 million of interest income to be received on the overpayment of income taxes for certain adjustments that we have filed, or will file, with the IRS.

The components of income tax expense are as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(3,493)	$(310)	$(108,827)
State	8,395	15,140	25,545
Total current	4,902	14,830	(83,282)
Deferred:
Federal	200,322	159,566	260,236
State	28,280	16,626	10,911
Discontinued operations	—	—	(10,736)
Total deferred	228,602	176,192	260,411
Total income tax expense	233,504	191,022	177,129
Less: income tax expense (benefit) on discontinued operations	(3,813)	7,418	16,260
Income tax expense — continuing operations	$237,317	$183,604	$160,869

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following chart compares pretax income from continuing operations at the 35% federal income tax rate to income tax expense — continuing operations (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010

Federal income tax expense at 35% statutory rate	$229,709	$188,733	$177,002
Increases (reductions) in tax expense resulting from: State income tax net of federal income tax benefit	23,819	19,594	17,485
Credits and favorable adjustments related to prior years resolved in current year	—	—	(17,300)
Medicare Subsidy Part-D	483	823	1,311
Allowance for equity funds used during construction (see Note 1)	(6,158)	(6,881)	(6,563)
Palo Verde VIE noncontrolling interest (see Note 20)	(11,065)	(9,636)	(7,057)
Other	529	(9,029)	(4,009)
Income tax expense — continuing operations	$237,317	$183,604	$160,869

The following table shows the net deferred income tax liability recognized on the Consolidated Balance Sheets (dollars in thousands):

	December 31,
	2012	2011
Current asset	$152,191	$130,571
Long-term liability	(2,151,371)	(1,925,388)
Deferred income taxes — net	$(1,999,180)	$(1,794,817)

On February 17, 2011, Arizona enacted legislation (H.B. 2001) that included a four year phase-in of corporate income tax rate reductions beginning in 2014.  As a result of these tax rate reductions, Pinnacle West has revised the tax rate applicable to reversing temporary items in Arizona.  In accordance with accounting for regulated companies, the benefit of this rate reduction is substantially offset by a regulatory liability.  As of December 31, 2012, APS has recorded a regulatory liability of $69 million, with a corresponding decrease in accumulated deferred income tax liabilities, to reflect the impact of this change in tax law.

The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, includes provisions making qualified property placed into service in 2013 eligible for 50% bonus depreciation for federal income tax purposes.  Full recognition of the cash benefit of this provision would delay realization of approximately $79 million in federal general business income tax credit carryforwards which are classified as current assets as of December 31, 2012.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred income tax liability were as follows (dollars in thousands):

	December 31,
	2012	2011
DEFERRED TAX ASSETS
Risk management activities	$72,243	$117,765
Regulatory liabilities:
Asset retirement obligation and removal costs	238,669	236,739
Renewable energy standard	—	19,722
Unamortized investment tax credits	53,837	31,460
Other	33,764	33,155
Pension and other postretirement liabilities	408,764	501,202
Renewable energy incentives	66,941	57,901
Credit and loss carryforwards	139,022	171,915
Other	68,844	73,759
Total deferred tax assets	1,082,084	1,243,618
DEFERRED TAX LIABILITIES
Plant-related	(2,584,166)	(2,446,908)
Risk management activities	(23,940)	(30,171)
Regulatory assets:
Allowance for equity funds used during construction	(37,899)	(33,347)
Deferred fuel and purchased power	(28,858)	(10,884)
Deferred fuel and purchased power — mark-to-market	(15,796)	(30,559)
Pension and other postretirement benefits	(316,757)	(408,716)
Other	(68,170)	(73,087)
Other	(5,678)	(4,763)
Total deferred tax liabilities	(3,081,264)	(3,038,435)
Deferred income taxes — net	$(1,999,180)	$(1,794,817)

As of December 31, 2012, the deferred tax assets for credit and loss carryforwards relate to federal general business credits of $111 million and federal net operating losses of $21 million, both of which first begin to expire in 2031, and other federal and state loss carryforwards of $7 million which first begin to expire in 2017.

5.                                      Lines of Credit and Short-Term Borrowings

The table below presents the consolidated credit facilities and the amounts available and outstanding as of December 31, 2012 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility	Expiration	Amount Committed	Unused Amount (a)	Commitment Fees
Pinnacle West Revolving Credit Facility	November 2016	$200	$200	0.225%

APS Revolving Credit Facility	November 2016	500	408	0.175%

APS Revolving Credit Facility	February 2015	500	500	0.20%
Total		$1,200	$1,108

(a)                                 At December 31, 2012, APS had $92 million of outstanding commercial paper.  Accordingly, at such date the total combined amount available under its two $500 million credit facilities was $908 million.

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West

At December 31, 2012, the Pinnacle West credit facility, which terminates in November 2016, was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At December 31, 2012, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit and no commercial paper borrowings.

APS

APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At December 31, 2012, APS had no outstanding borrowings or letters of credit under its revolving credit facilities.  In addition, APS had commercial paper borrowings of $92 million at December 31, 2012.

See “Financial Assurances” in Note 11 for discussion of APS’s separate outstanding letters of credit.

The table below presents the consolidated credit facilities and the amounts available and outstanding as of December 31, 2011 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility	Expiration	Amount Committed	Unused Amount (a)	Commitment Fees
Pinnacle West Revolving Credit Facility	November 2016	$200	$200	0.275%

APS Revolving Credit Facility	November 2016	500	500	0.225%

APS Revolving Credit Facility	February 2015	500	500	0.250%
Total		$1,200	$1,200

(a)                                 These facilities were also fully available as of December 31, 2011.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See “Financial Assurances” in Note 11 for discussion of APS’s separate outstanding letters of credit.

Debt Provisions

Although provisions in APS’s articles of incorporation and ACC financing orders establish maximum amounts of preferred stock and debt that APS may issue, APS does not expect any of these provisions to limit its ability to meet its capital requirements.  On February 6, 2013, the ACC issued a financing order in which it, subject to specified parameters and procedures, (a) approved APS’s short-term debt authorization equal to a sum of (i) 7% of APS’s capitalization, and (ii) $500 million (which is required to be used for costs relating to purchases of natural gas and power), (b) approved an increase in APS’s long-term debt authorization from $4.2 billion to $5.1 billion in light of the projected growth of APS and its customer base and the resulting projected financing needs, and (c) authorized APS to enter into derivative financial instruments for the purpose of managing interest rate risk associated with its long- and short-term debt.  This financing order is set to expire on December 31, 2017.

6.                                      Long-Term Debt and Liquidity Matters

All of Pinnacle West’s and APS’s debt is unsecured.  The following table presents the components of long-term debt on the Consolidated Balance Sheets outstanding at December 31, 2012 and 2011 (dollars in thousands):

	Maturity	Interest	December 31,
	Dates (a)	Rates	2012	2011
APS
Pollution Control Bonds:
Variable	2029-2038	(b)	$75,580	$43,580
Fixed	2024-2034	1.25%-6.00%	490,275	522,275
Pollution control bonds with senior notes		5.05%	—	90,000
Total Pollution Control Bonds			565,855	655,855
Senior unsecured notes	2014-2042	4.50%-8.75%	2,575,000	2,625,000
Palo Verde sale leaseback lessor notes	2015	8.00%	65,547	96,803
Capitalized lease obligations		(c)	—	1,029
Unamortized discount			(9,486)	(7,198)
Total APS long-term debt			3,196,916	3,371,489
Less current maturities			122,828	477,435
Total APS long-term debt less current maturities			3,074,088	2,894,054
Pinnacle West
Term loan	2015	(d)	125,000	125,000
TOTAL LONG-TERM DEBT LESS CURRENT MATURITIES			$3,199,088	$3,019,054

(a)                                 This schedule does not reflect the timing of redemptions that may occur prior to maturities.

(b)                                 The weighted-average rate for the variable rate pollution control bonds was 0.13%-0.15% at December 31, 2012 and 0.09% at December 31, 2011.

(c)                                  The weighted-average interest rate was 5.27% at December 31, 2011.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)                                 The weighted-average interest rate was 1.312% at December 31, 2012 and 1.794% at December 31, 2011.

The following table shows principal payments due on Pinnacle West’s and APS’s total long-term debt (dollars in millions):

Year	Consolidated Pinnacle West	Consolidated APS
2013	$123	$123
2014	540	540
2015	470	345
2016	358	358
2017	—	—
Thereafter	1,840	1,840
Total	$3,331	$3,206

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

	As of December 31, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Pinnacle West	$125	$125	$125	$123
APS	3,197	3,750	3,371	3,803
Total	$3,322	$3,875	$3,496	$3,926

Credit Facilities and Debt Issuances

Pinnacle West

On November 29, 2012, Pinnacle West entered into a $125 million term loan that matures November 27, 2015.  Pinnacle West used the proceeds of the loan to repay its existing term loan of $125 million.  Interest rates are based on Pinnacle West’s senior unsecured debt credit ratings or, if unavailable, its long-term issuer ratings.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS

On January 13, 2012, APS issued $325 million of 4.50% unsecured senior notes that mature on April 1, 2042.  The net proceeds from the sale were used along with other funds to repay at maturity APS’s $375 million aggregate principal amount of 6.50% senior notes on March 1, 2012.

On May 1, 2012, pursuant to the mandatory tender provision, APS purchased all $32 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project), 2009 Series B, due 2029.  On June 1, 2012 these bonds were remarketed.  Currently, the interest rate on these bonds is reset daily by a remarketing agent.  The daily rate at December 31, 2012 was 0.13% per annum.  Additionally, the bonds are supported by a letter of credit.  These bonds are classified as long-term debt on our Consolidated Balance Sheets at December 31, 2012 and were classified as current maturities of long-term debt on our Consolidated Balance Sheets at December 31, 2011.

On June 1, 2012, pursuant to the mandatory tender provision, APS changed the interest rate mode for the approximately $38 million of Navajo County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Cholla Project), 2009 Series A.  The new term rate period for these bonds commenced on June 1, 2012, and ends, subject to a mandatory tender, on May 29, 2014.  During this time, the bonds will bear interest at a rate of 1.25% per annum.  These bonds are classified as long-term debt on our Consolidated Balance Sheets at December 31, 2012 and were classified as current maturities of long-term debt on our Consolidated Balance Sheets at December 31, 2011.

On November 1, 2012 APS redeemed at par all $90 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds (Arizona Public Service Company Palo Verde Project) 2002 Series A, due 2029.

See Lines of Credit and Short-Term Borrowings in Note 5 and “Financial Assurances” in Note 11 for discussion of APS’s other letters of credit.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios. Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At December 31, 2012, the ratio was approximately 46% for Pinnacle West and 45% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.  See further discussion of “cross-default” provisions below.

Neither Pinnacle West’s nor APS’s financing agreements contain “rating triggers” that would result in an acceleration of the required interest and principal payments in the event of a rating downgrade.  However, our bank credit agreements contain a pricing grid in which the interest rates we pay for borrowings thereunder are determined by our current credit ratings.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At December 31, 2012, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.1 billion, and total capitalization was approximately $7.2 billion.  APS would be prohibited from paying dividends if the payment would reduce its total shareholder equity below approximately $2.9 billion, assuming APS’s total capitalization remains the same.  Since APS was in compliance with this common equity ratio requirement, this restriction does not materially affect Pinnacle West’s ability to meet its ongoing capital requirements.

7.                                      Common Stock and Treasury Stock

Our common stock and treasury stock activity during each of the three years 2012, 2011 and 2010 is as follows (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	101,527,937	$2,153,295	(93,239)	$(3,812)

Common stock issuance (a)	7,292,130	268,077	—	—
Purchase of treasury stock (b)	—	—	(1,994)	(82)
Reissuance of treasury stock for stock compensation	—	—	44,823	1,655
Balance at December 31, 2010	108,820,067	2,421,372	(50,410)	(2,239)

Common stock issuance	536,907	22,875	—	—
Purchase of treasury stock (b)	—	—	(88,440)	(3,720)
Reissuance of treasury stock for stock compensation	—	—	27,689	1,242
Balance at December 31, 2011	109,356,974	2,444,247	(111,161)	(4,717)

Common stock issuance	480,983	22,676	—	—
Purchase of treasury stock (b)	—	—	(89,629)	(4,607)
Reissuance of treasury stock for stock compensation	—	—	105,598	5,113
Balance at December 31, 2012	109,837,957	$2,466,923	(95,192)	$(4,211)

(a)                                 In April 2010, Pinnacle West issued 6,900,000 shares of common stock at an offering price of $38.00 per share, resulting in net proceeds of approximately $253 million.  Pinnacle West contributed all of the net proceeds from this offering into APS in the form of equity infusions.  APS has used these contributions to repay short-term indebtedness, to finance capital expenditures and for other general corporate purposes.

(b)                                 Primarily represents shares of common stock withheld from certain stock awards for tax purposes.

At December 31, 2012, Pinnacle West had 10 million shares of serial preferred stock authorized with no par value, none of which was outstanding, and APS had 15,535,000 shares of various types of preferred stock authorized with $25, $50 and $100 par values, none of which was outstanding.

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

A significant portion of the changes in the actuarial gains and losses of our pension and postretirement plans is attributable to APS and therefore is recoverable in rates.  Accordingly, these changes are recorded as a regulatory asset.  In its 2009 retail rate case settlement, APS received approval to defer a portion of pension and other postretirement benefit cost increases incurred in 2011 and 2012.  We deferred pension and other postretirement benefit costs of approximately $14 million in 2012 and $11 million in 2011.  Pursuant to an ACC regulatory order, we began amortizing the regulatory asset over 3 years beginning in July 2012.  We amortized approximately $4 million during 2012.

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

The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged to the regulatory asset) (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension			Other Benefits
	2012	2011	2010	2012	2011	2010
Service cost-benefits earned during the period	$63,502	$57,605	$59,064	$27,163	$21,856	$19,236
Interest cost on benefit obligation	119,586	124,727	122,724	46,467	46,807	42,428
Expected return on plan assets	(140,979)	(133,678)	(124,161)	(45,793)	(41,536)	(39,257)
Amortization of:
Transition obligation	—	—	—	452	452	452
Prior service cost (credit)	1,143	1,400	1,705	(179)	(179)	(539)
Net actuarial loss	44,250	25,956	18,833	20,233	15,015	10,317
Net periodic benefit cost	$87,502	$76,010	$78,165	$48,343	$42,415	$32,637
Portion of cost charged to expense	$36,333	$29,312	$37,933	$19,321	$15,208	$15,839

The following table shows the plans’ changes in the benefit obligations and funded status for the years 2012 and 2011 (dollars in thousands):

	Pension		Other Benefits
	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at January 1	$2,699,126	$2,345,060	$1,047,094	$827,897
Service cost	63,502	57,605	27,163	21,856
Interest cost	119,586	124,727	46,467	46,807
Benefit payments	(113,632)	(104,257)	(26,279)	(24,877)
Actuarial (gain) loss	82,264	275,991	(104,027)	171,674
Plan amendments	—	—	—	3,737
Benefit obligation at December 31	2,850,846	2,699,126	990,418	1,047,094

Change in Plan Assets
Fair value of plan assets at January 1	1,850,550	1,775,596	608,663	567,410
Actual return on plan assets	259,363	162,042	83,567	58,367
Employer contributions	65,000	—	22,707	18,769
Benefit payments	(95,732)	(87,088)	(30,716)	(35,883)
Fair value of plan assets at December 31	2,079,181	1,850,550	684,221	608,663
Funded Status at December 31	$(771,665)	$(848,576)	$(306,197)	$(438,431)

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the projected benefit obligation and the accumulated benefit obligation for pension plans with an accumulated obligation in excess of plan assets as of December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Projected benefit obligation	$2,850,846	$2,699,126
Accumulated benefit obligation	2,646,306	2,396,575
Fair value of plan assets	2,079,181	1,850,550

The following table shows the amounts recognized on the Consolidated Balance Sheets as of December 31, 2012 and 2011 (dollars in thousands):

	Pension		Other Benefits
	2012	2011	2012	2011
Current liability	$(19,107)	$(18,097)	$—	$—
Noncurrent liability	(752,558)	(830,479)	(306,197)	(438,431)
Net amount recognized	$(771,665)	$(848,576)	$(306,197)	$(438,431)

The following table shows the details related to accumulated other comprehensive loss as of December 31, 2012 and 2011 (dollars in thousands):

	Pension		Other Benefits
	2012	2011	2012	2011
Net actuarial loss	$644,239	$724,605	$238,862	$400,892
Prior service cost (credit)	3,169	4,312	(475)	(655)
Transition obligation	—	—	—	452
APS’s portion recorded as a regulatory asset	(550,471)	(632,099)	(230,020)	(390,521)
Income tax benefit	(38,303)	(38,243)	(2,585)	(3,296)
Accumulated other comprehensive loss	$58,634	$58,575	$5,782	$6,872

The following table shows the estimated amounts that will be amortized from accumulated other comprehensive loss and regulatory assets into net periodic benefit cost in 2012 (dollars in thousands):

	Pension	Other Benefits
Net actuarial loss	$37,574	$12,236
Prior service cost (credit)	1,097	(179)
Total amounts estimated to be amortized from accumulated other comprehensive loss and regulatory assets in 2013	$38,671	$12,057

The following table shows the weighted-average assumptions used for both the pension and other benefits to determine benefit obligations and net periodic benefit costs:

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Benefit Obligations As of December 31,		Benefit Costs For the Years Ended December 31,
	2012	2011	2012	2011	2010
Discount rate-pension	4.01%	4.42%	4.42%	5.31%	5.90%
Discount rate-other benefits	4.20%	4.59%	4.59%	5.49%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets	N/A	N/A	7.75%	7.75%	8.25%
Initial health care cost trend rate	7.50%	7.50%	7.50%	8.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Number of years to ultimate trend rate	4	4	4	4	4

In selecting the pretax expected long-term rate of return on plan assets we consider past performance and economic forecasts for the types of investments held by the plan.  For the year 2013, we are assuming a 7.0% long-term rate of return on plan assets, which we believe is reasonable given our asset allocation in relation to historical and expected performance.

Assumed health care cost trend rates above have a significant effect on the amounts reported for the health care plans.  In selecting our health care trend rates, we consider past performance and forecasts of health care costs.  A one percentage point change in the assumed initial and ultimate health care cost trend rates would have the following effects (dollars in millions):

	1% Increase	1% Decrease
Effect on other postretirement benefits expense, after consideration of amounts capitalized or billed to electric plant participants	$14	$(11)
Effect on service and interest cost components of net periodic other postretirement benefit costs	17	(13)
Effect on the accumulated other postretirement benefit obligation	172	(136)

Plan Assets

The Board of Directors has delegated oversight of the pension and other postretirement benefit plans’ assets to an Investment Management Committee (“Committee”).  The Committee has adopted investment policy statements (“IPS”) for the pension and the other postretirement benefit plans’ assets.  The investment strategies for these plans include external management of plan assets, and prohibition of investments in Pinnacle West securities.

The overall strategy of the pension plan’s IPS is to achieve an adequate level of trust assets relative to the benefit obligations.  To achieve this objective, the plan’s investment policy provides for

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

mixes of investments including long-term fixed income assets and return-generating assets.  The target allocation between return-generating and long-term fixed income assets is defined in the IPS and is a function of the plan’s funded status.  The plan’s funded status is reviewed on at least a monthly basis.

Long-term fixed income assets, also known as liability-hedging assets, are designed to offset changes in the benefit obligations due to changes in interest rates.  Long-term fixed income assets consist primarily of fixed income debt securities issued by the U.S. Treasury, other government agencies, and corporations.  Long-term fixed income assets may also include interest rate swaps, U.S. Treasury futures and other instruments.

Return-generating assets are intended to provide a reasonable long-term rate of investment return with a prudent level of volatility.  Return-generating assets are composed of U.S. equities, international equities, and alternative investments. International equities include investments in both developed and emerging markets.  Alternative investments primarily include investments in real estate, but may also include private equity and various other strategies.  The plan may hold investments in return-generating assets by holding securities in common and collective trusts.

Based on the IPS, and given the pension plan’s funded status at year-end 2012, the long-term fixed income assets and the return generating assets each had a target allocation of 50%.  The return-generating assets have additional target allocations, as a percent of total plan assets, of 30% equities in U.S. and other developed markets, 6% equities in emerging markets, and 14% in alternative investments.  The pension plan IPS does not provide for a specific mix of long-term fixed income assets, but does expect the average credit quality of such assets to be investment grade.  As of December 31, 2012, long-term fixed income assets represented 44% of total pension plan assets, and return-generating assets represented 56% of total pension plan assets.

The asset allocation for other postretirement benefit plan assets is governed by the IPS for those plans, which provides for an asset allocation target mix of at least 25% of fixed income assets and 55% or less of non-fixed income assets.  This asset allocation target mix does not vary with the plan’s funded status.  As of December 31, 2012, investment in fixed income assets represented 45% of the other postretirement benefit plan total assets, and non-fixed income assets represent 55% of the other postretirement benefit plan’s assets.  Fixed income assets are primarily invested in corporate bonds of investment-grade U.S. issuers, and U.S. Treasuries.  Non-fixed income assets are primarily invested in large cap U.S. equities in diverse industries, and international equities in both emerging and developed markets.

See Note 14 for a discussion on the fair value hierarchy and how fair value methodologies are applied.  The plans invest directly in fixed income and equity securities, in addition to investing indirectly in equity securities and real estate through the use of common and collective trusts.  Equity securities held directly by the plans are valued using quoted active market prices from the published exchange on which the equity security trades, and are classified as Level 1.  Fixed income securities issued by the U.S. Treasury held directly by the plans are valued using quoted active market prices, and are classified as Level 1.  Fixed income securities issued by corporations, municipalities, and other agencies are primarily valued using quoted inactive market prices, or quoted active market prices for similar securities, or by utilizing calculations which incorporate observable inputs such as yield, maturity and credit quality.  These instruments are classified as Level 2.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The common and collective trusts, which are similar to mutual funds, are maintained by banks or investment companies and hold certain investments in accordance with a stated set of objectives (such as tracking the performance of the S&P 500 index).  The common and collective equity trusts are valued using the concept of net asset value (“NAV”), which is a value derived from the quoted active market prices of the underlying securities.  The plans’ common and collective real estate trust is valued using NAV, which is derived from the appraised values of the trust’s underlying real estate assets.  As of December 31, 2012 the plans were able to transact in the common and collective trusts at NAV and accordingly classify these investments as Level 2.  Because the trust’s shares are offered to a limited group of investors, they are not considered to be traded in an active market.

The plans’ trustee provides valuation of our plan assets by using pricing services that utilize methodologies described to determine fair market value.  We have internal control procedures to ensure this information is consistent with fair value accounting guidance.  These procedures include assessing valuations using an independent pricing source, verifying that pricing can be supported by actual recent market transactions, assessing hierarchy classifications, comparing investment returns with benchmarks, and obtaining and reviewing independent audit reports on the trustee’s internal operating controls and valuation processes.

The fair value of Pinnacle West’s pension plan and other postretirement benefit plan assets at December 31, 2012, by asset category, are as follows (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Other (c)	Balance at December 31, 2012
Pension Plan:
Assets:
Cash and cash equivalents	$579	$—	$—		$—	$579
Fixed Income Securities:
Corporate	—	607,749	—		—	607,749
U.S. Treasury	232,161	—	—		—	232,161
Other (b)	—	67,992	—		—	67,992
Equities:
U.S. Companies	531,291	—	—		—	531,291
International Companies	43,848	—	—		—	43,848
Common and collective trusts:
U.S. Equities	—	176,694	—		—	176,694
International Equities	—	271,735	—		—	271,735
Real estate	—	117,854	—		—	117,854
Short-term investments and other	—	26,922	2,419	(a)	(63)	29,278

Total Pension Plan	$807,879	$1,268,946	$2,419		$(63)	$2,079,181
Other Benefits:
Assets:
Cash and cash equivalents	$60	$—	$—		$—	$60
Fixed Income Securities:
Corporate	—	163,306	—		—	163,306
U.S. Treasury	112,558	—	—		—	112,558
Other (b)	—	33,998	—		—	33,998
Equities:
U.S. Companies	205,714	—	—		—	205,714
International Companies	14,412	—	—		—	14,412
Common and collective trusts:
U.S. Equities	—	60,038	—		—	60,038
International Equities	—	76,969	—		—	76,969
Real Estate	—	9,378	—		—	9,378
Short-term investments and other	402	6,340	—		1,046	7,788

Total Other Benefits	$333,146	$350,029	$—		$1,046	$684,221

(a)                                 Represents investments in a partnership that invests in privately held portfolio companies.

(b)                                 This category consists primarily of debt securities issued by municipalities.

(c)                                  Represents plan receivables and payables.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 (dollars in thousands):

Short-Term Investments and Other	Pension
Beginning balance at January 1, 2012	$—
Actual return on assets still held at December 31, 2012	(668)
Purchases, sales, and settlements	3,087
Transfers in and/or out of Level 3	—
Ending balance at December 31, 2012	$2,419

Contributions

We made contributions to our pension plan totaling $65 million in 2012, zero in 2011 and $200 million in 2010.  The minimum contributions for the pension plan due in 2013, 2014 and 2015 under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) are estimated to be zero, $89 million and $112 million, respectively.  We expect to make voluntary contributions totaling $140 million to the pension plan in 2013, and contributions up to approximately $175 million in each of 2014 and 2015.  With regard to contributions to our other postretirement benefit plans, we made a contribution of approximately $23 million in 2012, $19 million in 2011, and $17 million in 2010.  The contributions to our other postretirement benefit plans for 2013, 2014 and 2015 are expected to be approximately $20 million each year.  APS and other subsidiaries fund their share of the contributions.  APS’s share of the pension plan contribution was $64 million in 2012, zero in 2011, and $195 million in 2010.  APS’s share of the contributions to the other postretirement benefit plan was $22 million in 2012, $19 million in 2011, and $16 million in 2010.

Estimated Future Benefit Payments

Benefit payments, which reflect estimated future employee service, for the next five years and the succeeding five years thereafter are estimated to be as follows (dollars in thousands):

Year	Pension	Other Benefits
2013	$126,091	$26,934
2014	135,602	29,870
2015	145,438	32,929
2016	155,774	35,893
2017	165,535	38,765
Years 2018-2022	971,362	235,170

Electric plant participants contribute to the above amounts in accordance with their respective participation agreements.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Savings Plan Benefits

Pinnacle West sponsors a defined contribution savings plan for eligible employees of Pinnacle West and its subsidiaries.  In 2012, costs related to APS’s employees represented 99% of the total cost of this plan.  In a defined contribution savings plan, the benefits a participant receives result from regular contributions participants make to their own individual account, the Company’s matching contributions and earnings or losses on their investments.  Under this plan, the Company matches a percentage of the participants’ contributions in cash which is then invested in the same investment mix as participants elect to invest their own future contributions.  Pinnacle West recorded expenses for this plan of approximately $8 million for 2012, $8 million for 2011 and $9 million for 2010.

9.                                      Leases

We lease certain vehicles, land, buildings, equipment and miscellaneous other items through operating rental agreements with varying terms, provisions and expiration dates.

Total lease expense recognized in the Consolidated Statements of Income was $19 million in 2012, $21 million in 2011, and $23 million in 2010.  APS’s lease expense was $16 million in 2012, $18 million in 2011, and $19 million in 2010.

Estimated future minimum lease payments for Pinnacle West’s and APS’s operating leases, excluding purchased power agreements, are approximately as follows (dollars in millions):

Year	Pinnacle West Consolidated	APS
2013	$21	$18
2014	17	15
2015	15	12
2016	4	4
2017	3	3
Thereafter	41	40
Total future lease commitments	$101	$92

In 1986, APS entered into agreements with three separate lessor trust entities in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities.  These lessor trust entities have been deemed variable interest entities for which APS is the primary beneficiary.  As the primary beneficiary APS consolidated these lessor trust entities.  The above lease disclosures exclude the impacts of these sale leaseback transactions, as lease accounting for these agreements is eliminated upon consolidation.  See Note 20 for a discussion of VIEs.

10.                               Jointly-Owned Facilities

APS shares ownership of some of its generating and transmission facilities with other companies.  We are responsible for our share of operating costs, as well as providing our own financing.  Our share of operating expenses and utility plant costs related to these facilities is accounted for using

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proportional consolidation.  The following table shows APS’s interests in those jointly-owned facilities recorded on the Consolidated Balance Sheets at December 31, 2012 (dollars in thousands):

	Percent Owned		Plant in Service	Accumulated Depreciation	Construction Work in Progress
Generating facilities:
Palo Verde Units 1 and 3	29.1%		$1,717,970	$1,006,615	$15,122
Palo Verde Unit 2 (a)	16.8%		555,132	324,063	4,125
Palo Verde Common	28.0	%(b)	516,950	223,632	83,365
Palo Verde Sale Leaseback		(a)	351,050	222,055	—
Four Corners Units 4 and 5	15.0%		167,390	36,311	3,040
Four Corners Common	38.4	%(b)	58,810	17,930	1,512
Navajo Generating Station Units 1, 2 and 3	14.0%		269,792	141,914	2,368
Cholla common facilities (c)	63.3	% (b)	146,571	43,815	1,680
Transmission facilities:
ANPP 500kV System	33.3	%(b)	82,490	31,511	1,607
Navajo Southern System	22.2	%(b)	55,427	15,815	561
Palo Verde — Yuma 500kV System	18.3	%(b)	11,761	4,493	797
Four Corners Switchyards	37.0	%(b)	20,874	6,033	1,466
Phoenix — Mead System	17.1	%(b)	39,772	11,553	—
Palo Verde — Estrella 500kV System	50.0	%(b)	85,643	13,309	4,137
Morgan — Pinnacle Peak System	64.1	%(b)	133,073	3,751	331
Round Valley System	50.0	%(b)	488	261	—

(a)                                 See Note 20.

(b)                                 Weighted-average of interests.

(c)                                  PacifiCorp owns Cholla Unit 4 and APS operates the unit for PacifiCorp.  The common facilities at Cholla are jointly-owned.

11.                               Commitments and Contingencies

Palo Verde Nuclear Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a breach of contract lawsuit against the DOE in the U.S. Court of Federal Claims.  The lawsuit seeks to recover APS’s damages incurred due to DOE’s breach of the Standard Contract for failing to accept Palo Verde spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APS currently estimates it will incur $122 million over the current life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel.  At December 31, 2012, APS had a regulatory liability of $46 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.

Nuclear Insurance

Liability for incidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to $12.6 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $375 million, which is provided by commercial insurance carriers.  The remaining balance of $12.2 billion of liability coverage is provided through a mandatory industry wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be assessed retrospective premium adjustments.  The maximum assessment per reactor under the program for each nuclear incident is approximately $118 million, subject to an annual limit of $18 million per incident, to be periodically adjusted for inflation.  Based on APS’s interest in the three Palo Verde units, APS’s maximum potential retrospective assessment per incident for all three units is approximately $103 million, with an annual payment limitation of approximately $15 million.

The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”).  APS is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount APS could incur under the current NEIL policies totals approximately $18 million for each retrospective assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $48 million of collateral assurance within 20 business days of a rating downgrade to non-investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Fuel and Purchased Power Commitments and Purchase Obligations

APS is party to purchase obligations and various fuel and purchased power contracts with terms expiring between 2013 and 2043 that include required purchase provisions.  APS estimates the contract requirements to be approximately $585 million in 2013; $589 million in 2014; $556 million in 2015; $522 million in 2016; $447 million in 2017; and $6.6 billion thereafter.  However, these amounts may vary significantly pursuant to certain provisions in such contracts that permit us to decrease required purchases under certain circumstances.

Of the various fuel and purchased power contracts mentioned above, some of those contracts have take-or-pay provisions.  The contracts APS has for its coal supply include take-or-pay provisions.  The current take-or-pay coal contracts have terms that expire in 2024.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our estimated coal take-or-pay commitments (dollars in millions):

	Years Ended December 31,
	2013	2014	2015	2016	2017	Thereafter
Coal take-or-pay commitments (a)	$90	$93	$96	$63	$27	$121

(a)                                 Total take-or-pay commitments are approximately $490 million.  The total net present value of these commitments is approximately $375 million.

APS spends more to meet its actual fuel requirements than the minimum purchase obligations in our coal take-or-pay contracts.  The following table summarizes the actual amounts purchased under the coal contracts which include take-or-pay provisions for each of the last three years (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Total purchases	$196	$191	$156

Renewable Energy Credits

APS has entered into contracts to purchase renewable energy credits to comply with the RES.  APS estimates the contract requirements to be approximately $51 million in 2013; $40 million in 2014; $41 million in 2015; $40 million in 2016; $40 million in 2017; and $491 million thereafter.  These amounts do not include purchases of renewable energy credits that are bundled with energy.  Also, these amounts do not include purchases of renewable energy credits that are associated with purchased power contracts.

Coal Mine Reclamation Obligations

APS must reimburse certain coal providers for amounts incurred for final and contemporaneous coal mine reclamation.  We account for contemporaneous reclamation costs as part of the cost of the delivered coal.  We utilize site-specific studies of costs expected to be incurred in the future to estimate our final reclamation obligation.  These studies utilize various assumptions to estimate the future costs.  Based on the most recent reclamation studies, APS has recorded a final coal mine reclamation obligation of approximately $119 million at December 31, 2012 and $118 million at December 31, 2011.  Under our current coal supply agreements, we expect to make payments to certain coal providers for the final mine reclamation as follows:  $1 million in 2013; $25 million in 2014; $49 million in 2015; $25 million in 2016; $2 million in 2017; and $17 million thereafter.  Any amendments to current coal supply agreements may change the timing of the reimbursement.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The first phase of the hearing is currently expected to commence in April 2013.  However, APS and Pinnacle West have entered into settlement agreements with all claimants with direct claims against us.  The last of these settlement agreements was filed with FERC on December 5, 2012 and is currently pending FERC approval.  Thus, we do not expect the outcome of the hearing to have a material adverse impact on our financial position, results of operations or cash flows.

Superfund

Superfund establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are PRPs.  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, EPA advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, OU3 in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan.  We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

Climate Change Lawsuit

In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska filed a lawsuit in federal court in the Northern District of California against nine oil companies, fourteen power companies (including Pinnacle West), and a coal company, alleging that the defendants’ emissions of carbon dioxide contribute to global warming and constitute a public and private nuisance under both federal and state law.  The plaintiffs also allege that the effects of global warming will require the relocation of the village, and they are seeking an unspecified amount of monetary damages.  In June 2008, the defendants filed motions to dismiss the action, which were granted.  The plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit in November 2009.

On September 21, 2012, a three-judge panel of the Ninth Circuit affirmed the district court’s dismissal of the Kivalina plaintiffs’ federal common law public nuisance action.  The court declined to address any other issue raised by the parties, including the plaintiffs’ state nuisance law claim.  On

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 4, 2012, the plaintiffs filed a petition for rehearing by the entire Ninth Circuit, but on November 27, 2012, the court denied plaintiffs’ petition.  APS continues to believe the action in Kivalina is without merit and will continue to defend against both the federal and state claims.

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

The FERC and the North American Electric Reliability Corporation (“NERC”) conducted a joint inquiry into the outages and, on May 1, 2012, they issued a report (the “Joint Report”) with their analysis and conclusions as to the causes of the events.  The report includes recommendations to help industry operators prevent similar outages in the future, including increased data sharing and coordination among the western utilities and entities responsible for bulk electric system reliability coordination.  The Joint Report does not address potential reliability violations or an assessment of responsibility of the parties involved.  APS continues to analyze business practices and procedures related to the September 8 events.

APS cannot predict the timing, results or potential impacts of enforcement actions that may be brought against APS relating to the September 8 events, or any claims that may be made as a result of the outages.  If violations of NERC Reliability Standards are ultimately determined to have occurred, FERC has the legal authority to assert a possible fine of up to $1 million per violation per day that a violation is found to have been in existence.

Clean Air Act Lawsuit

On October 4, 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the New Source Review provisions of the Clean Air Act.  Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the Clean Air Act’s NSPS program.  Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required NSR permits and complies with the NSPS.  The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project.  On April 2, 2012, APS and the

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other Four Corners participants filed motions to dismiss, which are pending.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

Environmental Matters

APS is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions, water quality, wastewater discharges, solid waste, hazardous waste, and CCR.  These laws and regulations can change from time to time, imposing new obligations on APS resulting in increased capital, operating, and other costs.  Associated capital expenditures or operating costs could be material.  APS intends to seek recovery of any such environmental compliance costs through our rates, but cannot predict whether it will obtain such recovery.  The following proposed and final rules involve material compliance costs to APS.

Regional Haze Rules.  APS has received final rulemaking imposing new requirements on Four Corners and Cholla and is currently awaiting a final rulemaking from EPA that could impose new requirements on the Navajo Plant.  EPA and ADEQ will require these plants to install pollution control equipment that constitutes the best available retrofit technology to lessen the impacts of emissions on visibility surrounding the plants.   Based on EPA’s final standards, APS’s share of its total costs for Four Corners (assuming the consummation of its purchase of SCE’s interest in Units 4 and 5 and subsequent shut down of Units 1-3) could be approximately $300 million.  APS’s share of costs for upgrades at Navajo, based on EPA’s FIP proposal, could be up to approximately $158 million.  APS has filed a Petition for Review of EPA’s rule as it applies to Cholla, which, if not successful, will require installation of controls with a cost to APS of approximately $187 million.

Mercury and Other Hazardous Air Pollutants.  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $124 million for Cholla Units 1-3.  Estimated costs for Four Corners Units 1-3 are not included in our current environmental expenditure estimates since our estimates assume the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shut down of Units 1-3.  SRP, the operating agent for the Navajo Plant, is still evaluating compliance options under the rules.

Other future environmental rules that could involve material compliance costs include those related to cooling water intake structures, coal combustion waste, effluent limitations, ozone national ambient air quality, greenhouse gas emissions and other rules or matters involving the Clean Air Act, Endangered Species Act, the Navajo Nation, and water supplies for our power plants.  The financial impact of complying with these and other future environmental rules could jeopardize the economic viability of our coal plants or the willingness or ability of power plant participants to fund any required equipment upgrades or continue their participation in these plants.  The economics of continuing to own certain resources, particularly our coal plants, may deteriorate, warranting early retirement of those plants, which may result in asset impairments.  APS would seek recovery in rates for the book value of any remaining investments in the plants as well as other costs related to early retirement, but cannot predict whether it would obtain such recovery.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regional Haze Rules — Cholla

APS believes that EPA’s final rule as it applies to Cholla is unsupported and that EPA had no basis for disapproving Arizona’s SIP and promulgating a FIP that is inconsistent with the state’s considered BART determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  The State of Arizona and three other utilities also filed similar petitions.  On February 4, 2013, APS filed a Petition for Reconsideration and Stay of the final BART rule with EPA.

Financial Assurances

APS has entered into various agreements that require letters of credit for financial assurance purposes.  At December 31, 2012, approximately $76 million of letters of credit were outstanding to support existing pollution control bonds of a similar amount.  The letters of credit are available to fund the payment of principal and interest of such debt obligations.  One of these letters of credit expires in 2015 and two expire in 2016.  APS has also entered into letters of credit to support certain equity participants in the Palo Verde sale leaseback transactions (see Note 20 for further details on the Palo Verde sale leaseback transactions).  These letters of credit will expire December 31, 2015, and totaled approximately $42 million at December 31, 2012.  Additionally, APS has issued letters of credit to support collateral obligations under certain risk management arrangements including certain natural gas tolling contracts entered into with third parties.  At December 31, 2012, $65 million of such letters of credit were outstanding that will expire in 2013 and 2015.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle West has issued parental guarantees and surety bonds for APS which were not material at December 31, 2012.

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

The non-nuclear generation asset retirement obligations primarily relate to requirements for removing portions of those plants at the end of the plant life or lease term.  The Four Corners coal-fired power plant asset retirement obligation relates to final plant decommissioning, including ash pond closures.  In the fourth quarter of 2012, a new study related to ash pond closure was completed which updated the total cost estimates and related cash flow estimates.

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

Additionally, APS has aquifer protection permits for some of its generation sites that require the closure of certain facilities at those sites.

The following schedule shows the change in our asset retirement obligations for 2012 and 2011 (dollars in millions):

	2012	2011
Asset retirement obligations at the beginning of year	$280	$329
Changes attributable to:
Accretion expense	19	19
Estimated cash flow revisions	58	(68)
Asset retirement obligations at the end of year	$357	$280

In accordance with regulatory accounting, APS accrues removal costs for its regulated utility assets, even if there is no legal obligation for removal.  See detail of regulatory liabilities in Note 3.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.                               Selected Quarterly Financial Data (Unaudited)

Consolidated quarterly financial information for 2012 and 2011 is as follows (dollars in thousands, except per share amounts):

	2012 Quarter Ended				2012
	March 31,	June 30,	Sept. 30,	Dec. 31,	Total

Operating revenues	$620,631	$878,576	$1,109,475	$693,122	$3,301,804
Operations and maintenance	210,663	216,236	220,729	237,141	884,769
Operating income	48,007	254,489	447,970	101,289	851,755
Income taxes	(4,645)	76,689	147,116	18,157	237,317
Income from continuing operations	284	130,930	252,874	34,905	418,993
Net income (loss) attributable to common shareholders	(8,257)	122,345	244,823	22,631	381,542

Earnings Per Share:
Income (loss) from continuing operations attributable to common shareholders — Basic	$(0.07)	$1.12	$2.23	$0.24	$3.54
Net income (loss) attributable to common shareholders — Basic	(0.08)	1.12	2.23	0.21	3.48
Income (loss) from continuing operations attributable to common shareholders — Diluted	(0.07)	1.12	2.21	0.24	3.50
Net income (loss) attributable to common shareholders — Diluted	(0.08)	1.11	2.21	0.20	3.45

	2011 Quarter Ended				2011
	March 31,	June 30,	Sept. 30,	Dec. 31,	Total

Operating revenues	$648,847	$799,799	$1,124,841	$667,892	$3,241,379
Operations and maintenance	255,029	210,590	210,035	228,632	904,286
Operating income	35,784	196,992	435,017	78,715	746,508
Income taxes	(6,005)	50,818	131,416	7,375	183,604
Income (loss) from continuing operations	(10,368)	93,185	253,273	19,544	355,634
Net income (loss) attributable to common shareholders	(15,135)	86,685	255,359	12,564	339,473

Earnings Per Share:
Income (loss) from continuing operations attributable to common shareholders — Basic	$(0.15)	$0.79	$2.25	$0.11	$3.01
Net income (loss) attributable to common shareholders — Basic	(0.14)	0.80	2.34	0.12	3.11
Income (loss) from continuing operations attributable to common shareholders — Diluted	(0.15)	0.78	2.24	0.11	2.99
Net income (loss) attributable to common shareholders — Diluted	(0.14)	0.79	2.32	0.11	3.09

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Thus, a valuation may be classified in Level 3 even though the valuation may include significant inputs that are readily observable.  We maximize the use of observable inputs and minimize the use of unobservable inputs.  We rely primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities.  If market data is not readily available, inputs may reflect our own assumptions about the inputs market participants would use.  Our assessment of the inputs and the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities as well as their placement within the fair value hierarchy levels.  We assess whether a market is active by obtaining observable broker quotes, reviewing actual market activity, and assessing the volume of transactions.  We consider broker quotes observable inputs when the quote is binding on the broker, we can validate the quote with market activity, or we can determine that the inputs the broker used to arrive at the quoted price are observable.

Recurring Fair Value Measurements

We apply recurring fair value measurements to certain cash equivalents, derivative instruments, investments held in our nuclear decommissioning trust and plan assets held in our retirement and other benefit plans.  See Note 8 for the fair value discussion of plan assets held in our retirement and other benefit plans.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents

Cash equivalents represent short-term investments with original maturities of three months or less in exchange traded money market funds that are valued using quoted prices in active markets.

Risk Management Activities — Derivative Instruments

Exchange traded commodity contracts are valued using unadjusted quoted prices.  For non-exchange traded commodity contracts, we calculate fair value based on the average of the bid and offer price, discounted to reflect net present value.  We maintain certain valuation adjustments for a number of risks associated with the valuation of future commitments.  These include valuation adjustments for liquidity and credit risks.  The liquidity valuation adjustment represents the cost that would be incurred if all unmatched positions were closed out or hedged.  The credit valuation adjustment represents estimated credit losses on our net exposure to counterparties, taking into account netting agreements, expected default experience for the credit rating of the counterparties and the overall diversification of the portfolio.  We maintain credit policies that management believes minimize overall credit risk.

Certain non-exchange traded commodity contracts are valued based on unobservable inputs due to the long-term nature of contracts or the unique location of the transactions.  Our long-dated energy transactions consist of observable valuations for the near term portion and unobservable valuations for the long-term portions of the transaction.  We rely primarily on broker quotes to value these instruments.  When our valuations utilize broker quotes, we perform various control procedures to ensure the quote has been developed consistent with fair value accounting guidance.  These controls include assessing the quote for reasonableness by comparison against other broker quotes, reviewing historical price relationships, and assessing market activity.  When broker quotes are not available, the primary valuation technique used to calculate the fair value is the extrapolation of forward pricing curves using observable market data for more liquid delivery points in the same region and actual transactions at more illiquid delivery points.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in our Nuclear Decommissioning Trust

The nuclear decommissioning trust invests in fixed income securities and equity securities. Equity securities are held indirectly through commingled funds.  The commingled funds are valued based on the concept of NAV, which is a value primarily derived from the quoted active market prices of the underlying equity securities.  We may transact in these commingled funds on a semi-monthly basis at the NAV, and accordingly classify these investments as Level 2.  The commingled funds, which are similar to mutual funds, are maintained by a bank and hold investments in accordance with the stated objective of tracking the performance of the S&P 500 index.  Because the commingled fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.

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

Our trustee provides valuation of our nuclear decommissioning trust assets by using pricing services that utilize the valuation methodologies described to determine fair market value.  We have internal control procedures designed to ensure this information is consistent with fair value accounting guidance. These procedures include assessing valuations using an independent pricing source, verifying that pricing can be supported by actual recent market transactions, assessing hierarchy classifications, comparing investment returns with benchmarks, and obtaining and reviewing independent audit reports on the trustee’s internal operating controls and valuation processes.  See Note 22 for additional discussion about our nuclear decommissioning trust.

Fair Value Tables

The following table presents the fair value at December 31, 2012 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at December 31, 2012
Assets
Cash equivalents	$16	$—	$—	$—		$16
Risk management activities — derivative instruments:
Commodity Contracts	—	22	62	(22	)(b)	62
Nuclear decommissioning trust:
U.S. commingled equity funds	—	204	—	—		204
Fixed income securities:
U.S. Treasury	104	—	—	—		104
Cash and cash equivalent funds	6	13	—	(4	)(c)	15
Corporate debt	—	80	—	—		80
Mortgage-backed securities	—	83	—	—		83
Municipality bonds	—	74	—	—		74
Other	—	11	—	—		11
Subtotal nuclear decommissioning trust	110	465	—	(4)		571
Total	$126	$487	$62	$(26)		$649

Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(96)	$(110)	$47	(b)	$(159)

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because our forward commodity contracts classified as Level 3 are currently in a net purchase position, we would expect price increases of the underlying commodity to result in increases in the net fair value of the related contracts.  Conversely, if the price of the underlying commodity decreases, the net fair value of the related contracts would likely decrease.

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

The following table provides information regarding our significant unobservable inputs used to value our risk management derivative Level 3 instruments:

	December 31, 2012 Fair Value (millions)		Valuation	Significant		Weighted-
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range	Average
Electricity:
Forward Contracts (a)	$57	$82	Discounted cash flows	Electricity forward price (per MWh)	$23.06 - $64.20	$43.16

Option Contracts	—	27	Option model	Electricity forward price (per MWh)	$36.66 - $92.19	$60.97
				Natural gas forward price (per mmbtu)	$4.10 - $4.25	$4.20
				Implied electricity price volatilities	15% - 66%	39%
				Implied natural gas price volatilities	17% - 36%	23%
Natural Gas:
Forward Contracts (a)	5	1	Discounted cash flows	Natural gas forward price (per mmbtu)	$3.25 - $4.44	$3.93
Total	$62	$110

(a)                                 Includes swaps and physical and financial contracts.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value for our risk management activities assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2012 and 2011 (dollars in millions):

	Year Ended December 31,
Commodity Contracts	2012	2011
Net derivative balance at beginning of period	$(51)	$(38)
Total net gains (losses) realized/unrealized:
Included in earnings	2	2
Included in OCI	(3)	(5)
Deferred as a regulatory asset or liability	7	(10)
Settlements	(5)	11
Transfers into Level 3 from Level 2	(2)	(4)
Transfers from Level 3 into Level 2	4	(7)
Net derivative balance at end of period	$(48)	$(51)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$1

Amounts included in earnings are recorded in either operating revenues or fuel and purchased power depending on the nature of the underlying contract.

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

Financial Instruments Not Carried at Fair Value

The carrying value of our net accounts receivable, accounts payable and short-term borrowings approximate fair value.  Our short-term borrowings are classified within Level 2 of the fair value hierarchy.  For our long-term debt fair values see Note 6.

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.                               Earnings Per Share

The following table presents earnings attributable to common shareholders per weighted-average common share outstanding for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Basic earnings per share:
Income from continuing operations attributable to common shareholders	$3.54	$3.01	$3.05
Income (loss) from discontinued operations	(0.06)	0.10	0.23
Earnings per share — basic	$3.48	$3.11	$3.28
Diluted earnings per share:
Income from continuing operations attributable to common shareholders	$3.50	$2.99	$3.03
Income (loss) from discontinued operations	(0.05)	0.10	0.24
Earnings per share — diluted	$3.45	$3.09	$3.27

Dilutive stock options and performance shares (which are contingently issuable) increased average common shares outstanding by approximately 1,017,000 shares in 2012, 811,000 shares in 2011 and 565,000 shares in 2010.  Total average common shares outstanding for the purposes of calculating diluted earnings per share were 110,527,311 shares in 2012, 109,864,243 shares in 2011 and 107,137,785 shares in 2010.

For the years ended 2012 and 2011, there were no common stock options that were excluded from the computation of diluted earnings per share as a result of the options’ exercise prices being greater than the average market price of the common shares.  Options to purchase shares of common stock that were not included in the computation of diluted earnings per share were 192,542 during 2010.

16.                               Stock-Based Compensation

Pinnacle West grants long-term incentive awards under the 2012 long-term incentive plan (“2012 Plan”) in the form of Stock Grants, Restricted Stock Units and Performance Shares and may grant restricted stock, stock units, dividend equivalents, performance share units, performance cash, incentive and non-qualified stock options, and stock appreciation rights.  The 2012 Plan, effective May 16, 2012, provides 4,595,500 common shares to be available for grant to eligible employees and members of the Board of Directors.  Awards made in 2012 were issued under the 2012 Plan, prior awards from 2007 to 2011 were issued under the 2007 long-term incentive plan (“2007 Plan”).

Restricted Stock Unit Awards and Stock Grants

Stock grants issued to non-officer members of the Board of Directors (“Directors”) in 2012, 2011 and 2010, provided Directors the option to elect to receive a stock grant, or to defer receipt until a later date and receive restricted stock units in lieu of the stock grant.  Directors who elect to defer may elect to receive payment in either stock, or 50% in cash and 50% in stock.  The Director may elect to receive payments either as of the last business day of the month following the month

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in which they separate from service on the Board, or as of a specified date, which must be after December 31 of the year in which the grant was received.  The deferred restricted stock units accrue dividend rights equal to the amount of dividends the Director would have received had they directly owned stock equal to the number of vested restricted stock units from the date of grant to the date of payment plus interest compounded quarterly.  The dividends and interest are paid, based on the Director’s election, in either stock, or 50% in cash and 50% in stock.

Restricted stock units were granted to officers and key employees in each year since 2007.  From 2007 through 2009, officers and key employees elected to receive payment in either cash or in fully transferable shares of stock, in exchange for each restricted stock unit on pre-established valuation dates.  In 2010, 2011 and 2012, officers and key employees elected to receive payment in either stock, or 50% cash and 50% stock.

Restricted stock unit awards vest and settle over a four-year period.  In addition, officers and key employees accrue dividend rights on the vested restricted stock units, equal to the amount of dividends that they would have received had they directly owned stock equal to the number of vested restricted stock units from the date of grant to the date of payment plus interest compounded quarterly.  The dividends and interest for the 2007 through 2009 awards are paid in cash.  The dividends and interest for the 2010, 2011 and 2012 awards are paid in the same form as the restricted stock unit payment election.  Restricted stock unit awards are accounted for as a liability award, with compensation cost initially calculated on the date of grant using the Company’s closing stock price, and remeasured at each balance sheet date.  Compensation expense for retirement eligible participants is recognized immediately.

On December 19, 2012, the Company granted a retention award of 50,617 restricted stock units to the Chairman of the Board, President, and Chief Executive Officer of Pinnacle West.  The award will vest and will be paid in shares of common stock on December 31, 2016 provided that he remains employed with the Company until the vesting date.  The award can be increased up to an additional 33,745 restricted stock units payable in stock if certain performance requirements are met.

A grant of restricted stock unit awards was made to officers of the company on February 15, 2011, payable solely in shares of common stock upon the officer’s retirement or other separation of employment.  This award will vest 50% on February 15, 2013, 25% on February 15, 2014 and 25% on February 15, 2015, provided that the officer remains employed on such date.  The officers will also accrue notional dividends equal to the amount of dividends that an officer would have received if the officer had directly owned one share of Pinnacle West common stock for each restricted stock unit held by the officer from the grant date to each dividend payment date.  Each additional restricted stock unit will proportionally vest on the same remaining vesting schedule that applies to the original restricted stock unit.

The following table is a summary of granted restricted stock units and stock grants and the weighted-average fair value for the three years ended 2012, 2011 and 2010:

	2012	2011	2010
Units granted	202,278	292,242	202,341
Grant date fair value (a)	$49.31	$41.98	$37.47

(a)                                 Weighted-average grant date fair value

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the status of restricted stock units and stock grants, as of December 31, 2012 and changes during the year.  This table represents only the stock portion of restricted stock units, per the election on payment discussed in the paragraph above:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	416,231	$39.61
Granted	202,278	49.31
Vested	126,959	39.76
Forfeited	10,797	42.63
Nonvested at December 31, 2012	480,753	43.58

The amount of cash required to settle the payments on restricted stock units is (dollars in millions):

Year	2012	2011	2010
2007 Grant	$—	$1.0	$0.9
2008 Grant	1.9	1.6	1.5
2009 Grant	1.7	1.5	1.4
2010 Grant	0.6	0.6	—
2011 Grant	0.7	—	—

Performance Share Awards

Performance share awards were granted to officers and key employees under the 2012 Plan in 2012 and under the 2007 Plan from 2008 to 2011.  Performance share awards contain two performance element criteria that affect the number of shares received after the end of a three-year performance period if performance criteria conditions are met.

The 2012, 2011 and 2010 performance share grant criteria is based 50% upon the percentile ranking of Pinnacle West’s total shareholder return at the end of the three-year performance period as compared with the total shareholder return of all relevant companies in a specified utility index and the other 50% based upon six non-financial separate performance metrics.  The exact number of shares issued will vary from 0% to 200% of the target award.  Shares received include dividend rights paid in stock equal to the amount of dividends that they would have received had they directly owned stock equal to the number of vested performance shares from the date of grant to the date of payment plus interest compounded quarterly.

Performance share awards are accounted for as liability awards, with compensation cost initially calculated on the date of grant using the Company’s closing stock price, and remeasured at each balance sheet date.  Compensation expense for retirement eligible participants is recognized immediately.  Management also evaluates the probability of meeting the performance criteria at each balance sheet date.  If the performance criteria are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

The following table is a summary of the performance shares granted and the weighted-average fair value for the three years ended 2012, 2011 and 2010:

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011	2010
Units granted (a)	185,878	175,072	178,722
Grant date fair value (b)	$47.40	$41.71	$37.57

(a)                                 Reflects the target payout level.

(b)                                 Weighted-average grant date fair value.

The following table is a summary of the status of performance shares, as of December 31, 2012 and changes during the year:

Nonvested shares (a)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	347,946	$39.64
Granted	185,878	47.40
Increase in performance factor	87,037	37.57
Vested	257,127	37.57
Forfeited	16,044	42.53
Nonvested at December 31, 2012	347,690	44.67

(a)           Nonvested shares are reflected at the target payout level.  The increase or decrease in the number of shares from the target level to the estimated actual payout level is included in the increase for performance factor amounts in the year the award vests.

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

The amount of cash to settle the payment on the first business day of 2010 was $1.3 million.

Stock Options

The Company has not granted stock options since 2004.  Outstanding stock option grant terms cannot be longer than 10 years and options cannot be repriced during their terms.

The following table summarizes the option activity under prior equity incentive plans for the year ended December 31, 2012:

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding at January 1, 2012	22,958	$34.75
Exercised	15,033	36.05
Forfeited or expired	—	—
Outstanding at December 31, 2012	7,925	32.29	.21	$148
Exercisable at December 31, 2012	7,925	32.29	.21	$148

Cash received from options exercised under our share-based payment arrangements was $0.5 million for 2012, $1.8 million for 2011, and $4.6 million for 2010.  The tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements were immaterial for all years.

The intrinsic value of options exercised was immaterial for all years.

As of December 31, 2012, there was $17 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average period of 2.0 years.  The total fair value of shares vested during 2012 was $19 million, 2011 was $14 million, and 2010 was $11 million.

The compensation cost that has been charged against Pinnacle West’s income for share-based compensation plans was $32 million in 2012, $23 million in 2011, and $15 million in 2010.  The compensation cost that Pinnacle West has capitalized is immaterial for all years.  Pinnacle West’s total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $13 million in 2012, $9 million in 2011, and $6 million in 2010.  APS’s share of compensation cost that has been charged against income was $32 million in 2012, $22 million in 2011, and $15 million in 2010.

Pinnacle West’s current policy is to issue new shares to satisfy share requirements for stock compensation plans and it does not expect to repurchase any shares except to satisfy tax withholding obligations upon the vesting of restricted stock units and performance shares.

17.                               Business Segments

Pinnacle West’s reportable business segment is our regulated electricity segment, which consists of traditional regulated retail and wholesale electricity businesses (primarily electricity service to Native Load customers) and related activities and includes electricity generation, transmission and distribution.

Financial data for 2012, 2011 and 2010 is provided as follows (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Business Segments for the Year Ended December 31, 2012
	Regulated Electricity Segment	All other (a)	Total
Operating revenues	$3,294	$8	$3,302
Fuel and purchased power costs	995	—	995
Other operating expenses	1,047	4	1,051
Operating margin	1,252	4	1,256
Depreciation and amortization	404	—	404
Interest expense	200	—	200
Other expense (income)	(9)	5	(4)
Income (loss) from continuing operations before income taxes	657	(1)	656
Income taxes	238	(1)	237
Income from continuing operations	419	—	419
Loss from discontinued operations — net of income tax benefit of $(4) million (see Note 21)	—	(6)	(6)
Net income	419	(6)	413
Less: Net income attributable to noncontrolling interests	31	—	31
Net income attributable to common shareholders	$388	$(6)	$382
Total assets	$13,347	$33	$13,380
Capital expenditures	$836	$—	$836

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Business Segments for the Year Ended December 31, 2011
	Regulated Electricity Segment	All other (a)	Total
Operating revenues	$3,237	$4	$3,241
Fuel and purchased power costs	1,009	—	1,009
Other operating expenses	1,055	3	1,058
Operating margin	1,173	1	1,174
Depreciation and amortization	427	—	427
Interest expense	224	—	224
Other expense (income)	(19)	3	(16)
Income (loss) from continuing operations before income taxes	541	(2)	539
Income taxes	184	(1)	183
Income (loss) from continuing operations	357	(1)	356
Income from discontinued operations — net of income tax expense of $7 million (see Note 21)	—	11	11
Net income	357	10	367
Less: Net income attributable to noncontrolling interests	28	—	28
Net income attributable to common shareholders	$329	$10	$339
Total assets	$13,068	$43	$13,111
Capital expenditures	$885	$—	$885

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Business Segments for the Year Ended December 31, 2010
	Regulated Electricity Segment	All other (a)	Total
Operating revenues	$3,181	$8	$3,189
Fuel and purchased power costs	1,047	—	1,047
Other operating expenses	1,009	4	1,013
Operating margin	1,125	4	1,129
Depreciation and amortization	415	—	415
Interest expense	226	2	228
Other expense (income)	(22)	2	(20)
Income from continuing operations before income taxes	506	—	506
Income taxes	161	—	161
Income from continuing operations	345	—	345
Income from discontinued operations — net of income tax expense of $16 million (see Note 21)	—	25	25
Net income	345	25	370
Less: Net income attributable to noncontrolling interests	20	—	20
Net income attributable to common shareholders	$325	$25	$350
Total assets	$12,285	$108	$12,393
Capital expenditures	$666	$4	$670

(a)                                 All other activities relate to SunCor, APSES and El Dorado.  Loss from discontinued operations in 2012 is primarily related to a contribution Pinnacle West expects to make to SunCor’s estate as part of a negotiated resolution to the bankruptcy (see Note 21).  Income from discontinued operations for 2011 is primarily related to the sale of our investment in APSES.  Income from discontinued operations for 2010 is primarily related to the APSES sale of its district cooling business.  None of these segments is a reportable business segment.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 1, 2012, we elected to discontinue cash flow hedge accounting treatment for the significant majority of our contracts that had previously been designated as cash flow hedges.  This discontinuation is due to changes in PSA recovery (see Note 3), which now allows for 100% deferral of the unrealized gains and losses relating to these contracts.  For those contracts that were de-designated, all changes in fair value after May 31, 2012 are no longer recorded through OCI, but are deferred through the PSA.  The amounts previously recorded in accumulated OCI relating to these instruments will remain in accumulated OCI, and will transfer to earnings in the same period or periods during which the hedged transaction affects earnings or sooner if we determine it is probable that the forecasted transaction will not occur.  Cash flow hedge accounting treatment will continue for a limited number of contracts that are not subject to PSA recovery.

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

Hedge effectiveness is the degree to which the derivative instrument contract and the hedged item are correlated and is measured based on the relative changes in fair value of the derivative instrument contract and the hedged item over time.  We assess hedge effectiveness both at inception and on a continuing basis.  These assessments exclude the time value of certain options.  For accounting hedges that are deemed an effective hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same period during which the hedged transaction affects earnings.  We recognize in current earnings, subject to the PSA, the gains and losses representing hedge ineffectiveness, and the gains and losses on any hedge components which are excluded from our effectiveness assessment.  As cash flow hedge accounting has been discontinued for the significant majority of our contracts, effective June 1, 2012, effectiveness testing is no longer being performed for these contracts.

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

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	8,045	gigawatt hours
Gas	139	Bcfs (a)

(a)                                 “Bcf” is Billion Cubic Feet.

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships during the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2012	2011	2010

Loss Recognized in OCI on Derivative Instruments (Effective Portion)	Other comprehensive loss — derivative instruments	$(37,663)	$(94,660)	$(155,287)
Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion Realized) (a)	Fuel and purchased power	(99,007)	(117,189)	(122,740)
Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Fuel and purchased power	117	(211)	3,680

(a)                                 During the year ended December 31, 2012, we had $1.8 million of losses reclassified from accumulated other comprehensive income to earnings related to discontinued cash flow hedges.  There were no amounts reclassified in the 2011 and 2010 periods related to discontinued cash flow hedges.

During the next twelve months, we estimate that a net loss of $44 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, substantially all of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Financial Statement	Year Ended December 31,
Commodity Contracts	Location	2012	2011	2010

Net Gain (Loss) Recognized in Income	Operating revenues	$103	$(27)	$1,436

Net Loss Recognized in Income	Fuel and purchased power	(2,747)	(52,113)	(107,690)
Total		$(2,644)	$(52,140)	$(106,254)

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The following table provides information about the fair value of our risk management activities reported on a gross basis.  Transactions with counterparties that have master netting arrangements are reported net on the Consolidated Balance Sheets.  These amounts are located in the assets and liabilities from risk management activities lines of our Consolidated Balance Sheets.  Amounts are as of December 31, 2012 (dollars in thousands):

Commodity Contracts	Designated as Hedging Instruments	Not Designated as Hedging Instruments	Margin and Collateral Provided to Counterparties	Collateral Provided from Counterparties (a)	Other (b)	Total
Current Assets	$—	$42,495	$61	$—	$(16,857)	$25,699
Investments and Other Assets	—	41,563	—	—	(5,672)	35,891
Total Assets	—	84,058	61	—	(22,529)	61,590

Current Liabilities	(1,147)	(104,177)	39,249	(25,463)	17,797	(73,741)
Deferred Credits and Other	(4,332)	(96,654)	10,051	—	5,671	(85,264)
Total Liabilities	(5,479)	(200,831)	49,300	(25,463)	23,468	(159,005)
Total	$(5,479)	$(116,773)	$49,361	$(25,463)	$939	$(97,415)

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

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including two counterparties for which our exposure represents approximately 86% of Pinnacle West’s $62 million of risk management assets as of December 31, 2012.  This exposure relates to long-term traditional wholesale contracts with counterparties that have high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

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

The following table provides information about our derivative instruments that have credit-risk-related contingent features at December 31, 2012 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012
Aggregate Fair Value of Derivative Instruments in a Net Liability Position	$206
Cash Collateral Posted	49
Additional Cash Collateral in the Event Credit-Risk Related Contingent Features were Fully Triggered (a)	120

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

19.                               Other Income and Other Expense

The following table provides detail of other income and other expense for 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Other income:
Interest income	$1,239	$1,850	$3,255
Investment gains — net	—	1,165	2,797
Miscellaneous	367	96	335
Total other income	$1,606	$3,111	$6,387

Other expense:
Non-operating costs	$(7,777)	$(7,037)	$(6,831)
Investment loss — net	(2,453)	—	—
Miscellaneous	(9,612)	(3,414)	(3,090)
Total other expense	$(19,842)	$(10,451)	$(9,921)

20.                               Palo Verde Sale Leaseback Variable Interest Entities

In 1986, APS entered into agreements with three separate VIE lessor trusts in order to sell and lease back interests in Palo Verde Unit 2 and related common facilities.  APS will pay approximately $49 million per year for the years 2013 to 2015 related to these leases.  The lease agreements include fixed rate renewal periods which give APS the ability to utilize the asset for a significant portion of the asset’s economic life, and therefore provide APS with the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance.  Predominately due to the fixed rate renewal periods, APS has been deemed the primary beneficiary of these VIEs and therefore consolidates the VIEs.

On December 31, 2012, APS notified the lessor trust entities that APS will retain the assets beyond 2015 by either exercising the fixed rate lease renewals or by purchasing the assets.  If APS elects to purchase the assets, the purchase price will be based on the fair market value of the assets at

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the end of 2015.  If APS elects to extend the leases, we will be required to make payments beginning in 2016 of approximately $23 million annually.  The length of the lease extensions is unknown at this time as it must be determined through an appraisal process.  APS must give notice to the lessor trusts by June 30, 2014 notifying them which of these two options (lease renewal or purchasing the assets) it will exercise.  The December 31, 2012 notification does not impact APS’s consolidation of the VIEs, as APS continues to be deemed the primary beneficiary of the VIEs.

As a result of consolidation, we eliminate rent expense and recognize depreciation and interest expense, resulting in an increase in net income for 2012, 2011 and 2010 of $32 million, $28 million and $20 million, respectively, entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders remains the same.  Consolidation of these VIEs also results in changes to our Consolidated Statements of Cash Flows, but does not impact net cash flows.

Our Consolidated Balance Sheets at December 31, 2012 and December 31, 2011 include the following amounts relating to the VIEs (in millions):

	December 31, 2012	December 31, 2011
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$129	$133
Current maturities of long term-debt	27	31
Palo Verde sale leaseback lessor notes long-term debt excluding current maturities	39	66
Equity-Noncontrolling interests	129	108

Assets of the VIEs are restricted and may only be used to settle the VIEs’ debt obligations and for payment to the noncontrolling interest holders.  Other than the VIEs’ assets reported on our consolidated financial statements, the creditors of the VIEs have no other recourse to the assets of APS or Pinnacle West, except in certain circumstances such as a default by APS under the lease.

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider reasonably likely to occur.  Under certain circumstances (for example, the NRC issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests which, if appropriate, may be required to be written down in value.  If such an event had occurred as of December 31, 2012, APS would have been required to pay the noncontrolling equity participants approximately $139 million and assume $66 million of debt.  Since APS consolidates these VIEs, the debt APS would be required to assume is already reflected in our Consolidated Balance Sheets.

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

The following table provides revenue, income (loss) before income taxes and income (loss) after taxes classified as discontinued operations in Pinnacle West’s Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	2012	2011	2010
Revenue:
SunCor	$—	$1	$30
APSES	—	36	127
Total revenue	$—	$37	$157

Income (loss) before taxes:
SunCor	$(10)	$(2)	$(10)
APSES	—	21	51
Total income (loss) before taxes	$(10)	$19	$41

Income (loss) after taxes:
SunCor	$(6)	$(1)	$(6)
APSES	—	12	31
Total income (loss) after taxes	$(6)	$11	$25

22.                               Nuclear Decommissioning Trusts

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per their stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Consolidated Balance Sheets.  See Note 14 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at December 31, 2012 and December 31, 2011 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2012
Equity securities	$204	$67	$—
Fixed income securities	371	24	—
Net payables (a)	(4)	—	—
Total	$571	$91	$—

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2011
Equity securities	$175	$44	$(1)
Fixed income securities	340	23	(1)
Net payables (a)	(1)	—	—
Total	$514	$67	$(2)

(a)                                 Net payables relate to pending securities sales and purchases.

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Year Ended December 31,
	2012	2011	2010

Realized gains	$7	$8	$17
Realized losses	(4)	(5)	(4)
Proceeds from the sale of securities (a)	418	498	560

(a)                                 Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at December 31, 2012 is as follows (dollars in millions):

Fair Value
Less than one year	$14
1 year — 5 years	97
5 years — 10 years	109
Greater than 10 years	151
Total	$371

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

(ARIZONA PUBLIC SERVICE COMPANY)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Arizona Public Service Company.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein and also relates to the Company’s financial statements.

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Arizona Public Service Company

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Arizona Public Service Company and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arizona Public Service Company and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2012 due to the adoption of amended guidance on the presentation of comprehensive income.  The change in presentation has been applied retrospectively to all periods presented.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
February 22, 2013

ARIZONA PUBLIC SERVICE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

ELECTRIC OPERATING REVENUES	$3,293,489	$3,237,241	$3,180,807

OPERATING EXPENSES
Fuel and purchased power	994,790	1,009,464	1,046,815
Operations and maintenance	873,916	895,917	860,712
Depreciation and amortization	404,242	426,958	414,336
Income taxes (Notes 4 and S-1)	256,600	204,066	175,440
Taxes other than income taxes	158,412	146,453	134,467
Total	2,687,960	2,682,858	2,631,770

OPERATING INCOME	605,529	554,383	549,037

OTHER INCOME (DEDUCTIONS)
Income taxes (Notes 4 and S-1)	12,204	11,524	4,975
Allowance for equity funds used during construction (Note 1)	22,436	23,707	22,066
Other income (Note S-3)	2,868	5,071	8,956
Other expense (Note S-3)	(21,150)	(15,328)	(15,859)
Total	16,358	24,974	20,138

INTEREST EXPENSE
Interest on long-term debt	198,398	218,981	217,002
Interest on short-term borrowings	7,135	10,345	8,267
Debt discount, premium and expense	4,215	4,616	4,559
Allowance for borrowed funds used during construction (Note 1)	(14,971)	(18,358)	(16,479)
Total	194,777	215,584	213,349

NET INCOME	427,110	363,773	355,826

Less: Net income attributable to noncontrolling interests (Note 20)	31,613	27,524	20,163

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$395,497	$336,249	$335,663

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

NET INCOME	$427,110	$363,773	$355,826

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized loss, net of tax benefit of $14,888, $37,397 and $61,358 (Note 18)	(22,775)	(57,262)	(93,929)
Reclassification of net realized loss, net of tax benefit of $39,119, $46,298 and $48,462 (Note 18)	59,888	70,891	74,278
Pension and other postretirement benefits activity, net of tax benefit of $408, $1,910 and $4,493 (Note 8)	(617)	(2,925)	(6,848)
Total other comprehensive income (loss)	36,496	10,704	(26,499)

COMPREHENSIVE INCOME	463,606	374,477	329,327
Less: Comprehensive income attributable to noncontrolling interests	31,613	27,524	20,163

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$431,993	$346,953	$309,164

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2012	2011
ASSETS

PROPERTY, PLANT AND EQUIPMENT (Notes 1, 6 and 10)
Plant in service and held for future use	$14,342,501	$13,750,105
Accumulated depreciation and amortization	(4,925,990)	(4,706,462)
Net	9,416,511	9,043,643

Construction work in progress	565,716	496,745
Palo Verde sale leaseback, net of accumulated depreciation of $222,055 and $218,186 (Note 20)	128,995	132,864
Intangible assets, net of accumulated amortization of $411,543 and $372,573	161,995	170,416
Nuclear fuel, net of accumulated amortization of $133,950 and $113,375	122,778	118,098
Total property, plant and equipment	10,395,995	9,961,766

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Notes 14 and 22)	570,625	513,733
Assets from risk management activities (Note 18)	35,891	49,322
Other assets	31,650	30,551
Total investments and other assets	638,166	593,606

CURRENT ASSETS
Cash and cash equivalents	3,499	19,873
Customer and other receivables	274,815	280,100
Accrued unbilled revenues	94,845	125,239
Allowance for doubtful accounts	(3,340)	(3,748)
Materials and supplies (at average cost)	218,096	204,387
Fossil fuel (at average cost)	31,334	22,000
Assets from risk management activities (Note 18)	25,699	30,264
Deferred fuel and purchased power regulatory asset (Note 3)	72,692	27,549
Other regulatory assets (Note 3)	71,257	69,072
Deferred income taxes (Notes 4 and S-1)	74,420	111,503
Other current assets	37,666	29,355
Total current assets	900,983	915,594

DEFERRED DEBITS
Regulatory assets (Notes 1, 3, 4 and S-1)	1,099,900	1,352,079
Income tax receivable (Notes 4 and S-1)	70,784	69,028
Unamortized debt issue costs	22,492	21,181
Other	114,222	118,983
Total deferred debits	1,307,398	1,561,271

TOTAL ASSETS	$13,242,542	$13,032,237

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2012	2011
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	1,624,237	1,510,740
Accumulated other comprehensive (loss):
Pension and other postretirement benefits (Note 8)	(39,503)	(38,886)
Derivative instruments (Note 18)	(49,592)	(86,705)
Total shareholder equity	4,093,000	3,943,007
Noncontrolling interests (Note 20)	129,483	108,399
Total equity	4,222,483	4,051,406
Long-term debt less current maturities (Note 6)	3,035,219	2,828,507
Palo Verde sale leaseback lessor notes less current maturities (Notes 6 and 20)	38,869	65,547
Total capitalization	7,296,571	6,945,460

CURRENT LIABILITIES
Commercial paper (Note 5)	92,175	—
Current maturities of long-term debt (Note 6)	122,828	477,435
Accounts payable	215,577	322,047
Accrued taxes (Notes 4 and S-1)	116,700	113,930
Accrued interest	49,135	54,611
Common dividends payable	59,800	—
Customer deposits	79,689	72,176
Liabilities from risk management activities (Note 18)	73,741	53,968
Regulatory liabilities (Note 3)	88,116	88,362
Other current liabilities	145,326	140,185
Total current liabilities	1,043,087	1,322,714

DEFERRED CREDITS AND OTHER
Deferred income taxes (Notes 4 and S-1)	2,133,976	1,952,608
Regulatory liabilities (Notes 1, 3, 4, and S-1)	759,201	737,332
Liability for asset retirements (Note 12)	357,097	279,643
Liabilities for pension and other postretirement benefits (Note 8)	1,017,556	1,222,542
Liabilities from risk management activities (Note 18)	85,264	82,495
Customer advances	109,359	116,805
Coal mine reclamation	118,860	117,896
Unrecognized tax benefits (Notes 4 and S-1)	70,932	72,073
Other	250,639	182,669
Total deferred credits and other	4,902,884	4,764,063

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$13,242,542	$13,032,237

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$427,110	$363,773	$355,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	481,168	493,653	471,226
Deferred fuel and purchased power	71,573	69,166	93,631
Deferred fuel and purchased power amortization	(116,716)	(155,157)	(122,481)
Allowance for equity funds used during construction	(22,436)	(23,707)	(22,066)
Deferred income taxes	243,738	168,805	224,095
Change in derivative instruments fair value	(749)	4,064	2,688
Changes in current assets and liabilities:
Customer and other receivables	12,914	34,913	(49,956)
Accrued unbilled revenues	30,394	(21,947)	7,679
Materials, supplies and fossil fuel	(23,043)	(23,398)	12,276
Other current assets	(27,745)	(5,473)	4,718
Accounts payable	(97,395)	73,369	18,066
Accrued taxes and income tax receivable — net	5,050	5,103	(51,620)
Other current liabilities	6,070	18,762	(2,853)
Change in margin and collateral accounts — assets	2,216	33,349	(9,937)
Change in margin and collateral accounts — liabilities	137,785	29,731	(88,315)
Change in long-term regulatory liabilities	13,539	37,009	56,801
Change in long-term income tax receivable	(1,756)	(3,530)	—
Change in unrecognized tax benefits	(2,583)	9,125	(73,189)
Change in other long-term assets	1,391	(41,788)	(46,118)
Change in other long-term liabilities	34,854	61,990	(85,136)
Net cash flow provided by operating activities	1,175,379	1,127,812	695,335
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(889,551)	(878,546)	(747,967)
Contributions in aid of construction	49,876	38,096	32,754
Allowance for borrowed funds used during construction	(14,971)	(18,358)	(16,479)
Proceeds from nuclear decommissioning trust sales	417,603	497,780	560,469
Investment in nuclear decommissioning trust	(434,852)	(513,799)	(584,885)
Proceeds from sale of life insurance policies	—	44,183	—
Other	(1,099)	(3,306)	8,576
Net cash flow used for investing activities	(872,994)	(833,950)	(747,532)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	351,081	295,353	—
Repayment of long-term debt	(529,286)	(430,169)	(27,694)
Short-term borrowings and payments — net	92,175	—	—
Equity infusion	—	—	252,833
Dividends paid on common stock	(222,200)	(228,900)	(182,400)
Noncontrolling interests	(10,529)	(10,210)	(11,403)
Net cash flow provided by (used for) financing activities	(318,759)	(373,926)	31,336
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,374)	(80,064)	(20,861)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,873	99,937	120,798
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,499	$19,873	$99,937
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$1,196	$25,975	$81,339
Interest, net of amounts capitalized	$196,038	$210,995	$208,251
Significant non-cash investing and financing activities:
Accrued capital expenditures	$26,208	$27,245	$19,226
Dividends declared but not paid	$59,800	$—	$—

See Notes to Pinnacle West’s Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

COMMON STOCK	$178,162	$178,162	$178,162

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	2,379,696	2,379,696	2,126,863
Equity infusion	—	—	252,833
Balance at end of year	2,379,696	2,379,696	2,379,696

RETAINED EARNINGS
Balance at beginning of year	1,510,740	1,403,390	1,250,126
Net income attributable to common shareholder	395,497	336,249	335,663
Dividends on common stock	(282,000)	(228,900)	(182,400)
Other	—	1	1
Balance at end of year	1,624,237	1,510,740	1,403,390

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(125,591)	(136,295)	(109,796)
Other comprehensive income (loss) attributable to common shareholder	36,496	10,704	(26,499)
Balance at end of year	(89,095)	(125,591)	(136,295)

NONCONTROLLING INTERESTS
Balance at beginning of year	108,399	91,084	82,324
Net income attributable to noncontrolling interests	31,613	27,524	20,163
Net capital activities by noncontrolling interests	(10,529)	(10,209)	(11,403)
Balance at end of year	129,483	108,399	91,084

TOTAL EQUITY	$4,222,483	$4,051,406	$3,916,037

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER
Net income attributable to common shareholder	$395,497	$336,249	$335,663
Other comprehensive income (loss)	36,496	10,704	(26,499)
Total comprehensive income attributable to common shareholder	$431,993	$346,953	$309,164

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

	Consolidated Footnote Reference	APS’s Supplemental Footnote Reference
Summary of Significant Accounting Policies	Note 1	—
New Accounting Standards	Note 2	—
Regulatory Matters	Note 3	—
Income Taxes	Note 4	Note S-1
Lines of Credit and Short-Term Borrowings	Note 5	—
Long-Term Debt and Liquidity Matters	Note 6	—
Common Stock and Treasury Stock	Note 7	—
Retirement Plans and Other Benefits	Note 8	—
Leases	Note 9	—
Jointly-Owned Facilities	Note 10	—
Commitments and Contingencies	Note 11	—
Asset Retirement Obligations	Note 12	—
Selected Quarterly Financial Data (Unaudited)	Note 13	Note S-2
Fair Value Measurements	Note 14	—
Earnings Per Share	Note 15	—
Stock-Based Compensation	Note 16	—
Business Segments	Note 17	—
Derivative Accounting	Note 18	—
Other Income and Other Expense	Note 19	Note S-3
Palo Verde Sale Leaseback Variable Interest Entities	Note 20	—
Discontinued Operations	Note 21	—
Nuclear Decommissioning Trusts	Note 22	—

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

The $71 million long-term income tax receivable on APS’s Consolidated Balance Sheets represents the anticipated refunds related to an APS tax accounting method change approved by the IRS in the third quarter of 2009.  This amount is classified as long-term, as there remains uncertainty regarding the timing of this cash receipt.  Further clarification of the timing is expected from the IRS within the next twelve months.

Net income associated with the Palo Verde sale leaseback variable interest entities is not subject to tax (see Note 20).  As a result, there is no income tax expense associated with the VIEs recorded on APS’s Consolidated Statements of Income.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, at the beginning and end of the year that are included in accrued taxes and unrecognized tax benefits (dollars in thousands):

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011	2010
Total unrecognized tax benefits, January 1	$135,824	$126,698	$199,887
Additions for tax positions of the current year	5,167	10,915	7,551
Reductions for tax positions of prior years for:
Changes in judgment	(7,729)	(1,555)	(10,964)
Settlements with taxing authorities	—	(124)	(61,820)
Lapses of applicable statute of limitations	(21)	(110)	(7,956)
Total unrecognized tax benefits, December 31	$133,241	$135,824	$126,698

Included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010 were approximately $10 million, $8 million and $6 million, respectively, of tax positions that, if recognized, would decrease our effective tax rate.

As of the balance sheet date, the tax year ended December 31, 2008 and all subsequent tax years remain subject to examination by the IRS.  With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2008.

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

We reflect interest and penalties, if any, on unrecognized tax benefits in the Statements of Income as income tax expense.  The amount of interest recognized in the Statements of Income related to unrecognized tax benefits was a pre-tax expense of $4 million for 2012, a pre-tax expense of $3 million for 2011 and a pre-tax benefit of $2 million for 2010.

The total amount of accrued liabilities for interest recognized in the Balance Sheets related to unrecognized tax benefits was $13 million as of December 31, 2012, $9 million as of December 31, 2011 and $6 million as of December 31, 2010.  To the extent that matters are settled favorably, this amount could reverse and decrease our effective tax rate.  Additionally, as of December 31, 2012, we have recognized $5 million of interest income to be received on the overpayment of income taxes for certain adjustments that we have filed, or will file, with the IRS.

The components of APS’s income tax expense are as follows (dollars in thousands):

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(11,650)	$4,633	$(71,036)
State	12,308	19,104	17,406
Total current	658	23,737	(53,630)
Deferred:
Federal	216,367	154,632	207,334
State	27,371	14,173	16,761
Total deferred	243,738	168,805	224,095
Total income tax expense	$244,396	$192,542	$170,465

On the APS Statements of Income, federal and state income taxes are allocated between operating income and other income.

The following chart compares APS’s pretax income at the 35% federal income tax rate to income tax expense (dollars in thousands):

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011	2010

Federal income tax expense at 35% statutory rate	$235,027	$194,710	$184,202
Increases (reductions) in tax expense resulting from:
State income tax net of federal income tax benefit	25,379	21,139	19,186
Credits and favorable adjustments related to prior years resolved in current year	—	—	(17,300)
Medicare Subsidy Part-D	483	823	889
Allowance for equity funds used during construction (see Note 1)	(6,158)	(6,880)	(6,563)
Palo Verde VIE noncontrolling interest (see Note 20)	(11,065)	(9,633)	(7,057)
Other	730	(7,617)	(2,892)
Income tax expense	$244,396	$192,542	$170,465

The following table shows the net deferred income tax liability recognized on the APS Balance Sheets (dollars in thousands):

	December 31,
	2012	2011
Current asset	$74,420	$111,503
Long-term liability	(2,133,976)	(1,952,608)
Deferred income taxes — net	$(2,059,556)	$(1,841,105)

On February 17, 2011, Arizona enacted legislation (H.B. 2001) that included a four year phase-in of corporate income tax rate reductions beginning in 2014.  As a result of these tax rate reductions, Pinnacle West has revised the tax rate applicable to reversing temporary items in Arizona.  In accordance with accounting for regulated companies, the benefit of this rate reduction is substantially offset by a regulatory liability.  As of December 31, 2012, APS has recorded a regulatory liability of $69 million, with a corresponding decrease in accumulated deferred income tax liabilities, to reflect the impact of this change in tax law.

The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, includes provisions making qualified property placed into service in 2013 eligible for 50% bonus depreciation for federal income tax purposes.  Full recognition of the cash benefit of this provision would delay realization of approximately $4 million in federal general business income tax credit carryforwards which are classified as current assets as of December 31, 2012.

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred income tax liability were as follows (dollars in thousands):

	December 31,
	2012	2011
DEFERRED TAX ASSETS
Regulatory liabilities:
Asset retirement obligation and removal costs	$238,669	$236,739
Renewable energy standard	—	19,722
Unamortized investment tax credits	53,837	31,460
Other	33,764	33,155
Risk management activities	72,243	117,765
Pension and other postretirement liabilities	392,486	494,744
Renewable energy incentives	66,941	57,901
Credit and loss carryforwards	52,441	106,668
Other	111,327	99,176
Total deferred tax assets	1,021,708	1,197,330
DEFERRED TAX LIABILITIES
Plant-related	(2,584,166)	(2,446,908)
Risk management activities	(23,940)	(30,171)
Regulatory assets:
Allowance for equity funds used during construction	(37,899)	(33,347)
Deferred fuel and purchased power	(28,858)	(10,884)
Deferred fuel and purchased power — mark-to-market	(15,796)	(30,559)
Pension and other postretirement benefits	(316,757)	(408,716)
Other	(68,170)	(73,087)
Other	(5,678)	(4,763)
Total deferred tax liabilities	(3,081,264)	(3,038,435)
Deferred income taxes — net	$(2,059,556)	$(1,841,105)

As of December 31, 2012, the deferred tax assets for credit and loss carryforwards relate to federal general business credits ($50 million) which first begin to expire in 2031 and other federal and state loss carryforwards ($2 million) which first begin to expire in 2017.

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

S-2.                           Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for 2012 and 2011 is as follows (dollars in thousands):

	2012 Quarter Ended,				2012
	March 31,	June 30,	September 30,	December 31,	Total

Operating revenues	$620,248	$877,587	$1,108,623	$687,031	$3,293,489
Operations and maintenance	208,447	213,746	218,403	233,320	873,916
Operating income	53,995	176,821	296,945	77,768	605,529
Net income (loss) attributable to common shareholder	(4,105)	124,928	247,831	26,843	395,497

	2011 Quarter Ended,				2011
	March 31,	June 30,	September 30,	December 31,	Total

Operating revenues	$647,994	$798,686	$1,124,057	$666,504	$3,237,241
Operations and maintenance	252,607	208,597	207,967	226,746	895,917
Operating income	45,574	145,400	292,783	70,626	554,383
Net income (loss) attributable to common shareholder	(12,081)	87,705	246,333	14,292	336,249

S-3.                           Other Income and Other Expense

The following table provides detail of APS’s other income and other expense for 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Other income:
Interest income	$310	$406	$668
Investment gains — net	—	1,418	2,334
Miscellaneous	2,558	3,247	5,954
Total other income	$2,868	$5,071	$8,956

Other expense:
Non-operating costs (a)	$(8,706)	$(8,810)	$(9,855)
Asset dispositions	(1,511)	(1,352)	(612)
Miscellaneous	(10,933)	(5,166)	(5,392)
Total other expense	$(21,150)	$(15,328)	$(15,859)

(a)                                 As defined by the FERC, includes below-the-line non-operating utility income and expense (items excluded from utility rate recovery).

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010

Operating revenues	$6,133	$1,034	$2,810
Operating expenses	12,125	8,811	9,880

Operating loss	(5,992)	(7,777)	(7,070)

Other
Equity in earnings of subsidiaries	391,528	335,859	358,527
Other expense	(2,001)	(1,481)	(588)
Total	389,527	334,378	357,939

Interest expense	4,868	8,053	14,346

Income from continuing operations	378,667	318,548	336,523
Income tax benefit	(7,079)	(8,938)	(9,596)

Income from continuing operations — net of income taxes	385,746	327,486	346,119
Income (loss) from discontinued operations — net of income taxes	(4,204)	11,987	3,934

Net income attributable to common shareholders	$381,542	$339,473	$350,053

Other comprehensive income (loss) — attributable to common shareholders	38,155	7,605	(28,180)
Total comprehensive income — attributable to common shareholders	$419,697	$347,078	$321,873

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$22,679	$12,710
Customer and other receivables	92,906	62,418
Current deferred income taxes	77,771	19,068
Income tax receivable	3,350	1,804
Other current assets	25	55
Total current assets	196,731	96,055

Investments and other assets
Investments in subsidiaries	4,223,301	4,026,289
Deferred income taxes	—	27,220
Other assets	13,833	16,898
Total investments and other assets	4,237,134	4,070,407

Total Assets	$4,433,865	$4,166,462

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$5,735	$4,811
Accrued taxes	8,239	9,795
Common dividends payable	59,789	—
Other current liabilities	41,000	28,295
Total current liabilities	114,763	42,901

Long-term debt less current maturities	125,000	125,000

Deferred credits and other
Deferred income taxes	17,395	—
Pension and other postretirement liabilities	41,199	32,513
Other	33,219	35,462
Total deferred credits and other	91,813	67,975

Common stock equity
Common stock	2,462,712	2,439,530
Accumulated other comprehensive loss	(114,008)	(152,163)
Retained earnings	1,624,102	1,534,483
Total Pinnacle West Shareholders’ equity	3,972,806	3,821,850
Noncontrolling interests	129,483	108,736
Total Equity	4,102,289	3,930,586
Total Liabilities and Equity	$4,433,865	$4,166,462

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION HOLDING COMPANY

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010

Cash flows from operating activities
Net income	$381,542	$339,473	$350,053
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries — net	(391,528)	(335,859)	(358,527)
Depreciation and amortization	94	97	143
Gain on sale of energy-related business	—	(10,404)	—
Deferred income taxes	(15,135)	7,387	40,342
Customer and other receivables	28,763	(24,201)	(18,175)
Accounts payable	879	(2,677)	7,468
Accrued taxes and income tax receivables — net	(3,103)	7,512	59,640
Dividends received from subsidiaries	222,200	228,900	207,000
Other	(4,589)	19,270	423
Net cash flow provided by operating activities	219,123	229,498	288,367

Cash flows from investing activities
Investments in subsidiaries	—	—	(183,544)
Repayments of loans from subsidiaries	996	61,143	98,406
Proceeds from sale of energy-related products and services business	—	45,111	—
Advances of loans to subsidiaries	(1,200)	(64,970)	(119,293)
Proceeds from sale of life insurance policies	—	9,357	—
Net cash flow provided by (used for) investing activities	(204)	50,641	(204,431)

Cash flows from financing activities
Issuance of long-term debt	125,000	175,000	—
Short-term borrowings and payments — net	—	(16,600)	(132,487)
Dividends paid on common stock	(225,075)	(221,728)	(216,979)
Repayment of long-term debt	(125,000)	(225,000)	—
Common stock equity issuance	15,955	15,841	255,971
Other	170	(2,667)	—
Net cash flow used for financing activities	(208,950)	(275,154)	(93,495)

Net increase (decrease) in cash and cash equivalents	9,969	4,985	(9,559)

Cash and cash equivalents at beginning of year	12,710	7,725	17,284

Cash and cash equivalents at end of year	$22,679	$12,710	$7,725

See Notes to Pinnacle West’s Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

SCHEDULE II — RESERVE FOR UNCOLLECTIBLES

(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period

Reserve for uncollectibles:
2012	$3,748	$5,290	$—	$5,698	$3,340
2011	4,709	5,672	—	6,633	3,748
2010	4,573	6,905	—	6,769	4,709

ARIZONA PUBLIC SERVICE COMPANY

SCHEDULE II — RESERVE FOR UNCOLLECTIBLES

(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period

Reserve for uncollectibles:
2012	$3,748	$5,290	$—	$5,698	$3,340
2011	4,376	5,751	—	6,379	3,748
2010	4,483	6,756	—	6,863	4,376

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of December 31, 2012  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

(b)           Management’s Annual Reports on Internal Control Over Financial Reporting

Reference is made to “Management’s Report on Internal Control Over Financial Reporting (Pinnacle West Capital Corporation)” on page 78 of this report and “Management’s Report on Internal Control Over Financial Reporting (Arizona Public Service Company)” on page 154 of this report.

(c)           Attestation Reports of the Registered Public Accounting Firm

Reference is made to “Report of Independent Registered Public Accounting Firm” on page 79 of this report and “Report of Independent Registered Public Accounting Firm” on page 155 of this report on the internal control over financial reporting of Pinnacle West and APS, respectively.

(d)           Changes In Internal Control Over Financial Reporting

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS

AND CORPORATE GOVERNANCE OF PINNACLE WEST

Reference is hereby made to “Information About Our Board and Corporate Governance,” “Proposal 1 — Election of Directors” and to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Pinnacle West Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2013 (the “2013 Proxy Statement”) and to the “Executive Officers of Pinnacle West” section in Part I of this report.

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

ITEM 11.  EXECUTIVE COMPENSATION

Reference is hereby made to “Directors’ Compensation,” “Report of the Human Resources Committee,” “Executive Compensation,” and “Human Resources Committee Interlocks and Insider Participation” in the 2013 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “Shares of Pinnacle West Stock Owned by Management and Large Shareholders” in the 2013 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to the 2012 Plan, the 2007 Plan and the 2002 Long-Term Incentive Plan (the “2002 Plan”) under which our equity securities are outstanding or currently authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,807,219	$32.29	3,986,496
Equity compensation plans not approved by security holders	—	—	—
Total	1,807,219	$32.29	3,986,496

(a)                                 This amount includes shares subject to outstanding options as well as shares subject to outstanding performance share awards and restricted stock unit awards at the maximum amount of shares issuable under such awards.  However, payout of the performance share awards is contingent on the Company reaching certain levels of performance during a three-year performance period.  If the performance criteria for these awards are not fully satisfied, the award recipient will receive less than the maximum number of shares available under these grants and may receive nothing from these grants.

(b)                                 The weighted-average exercise price in this column does not take performance share awards or restricted stock unit awards into account, as those awards have no exercise price.

(c)                                  Awards under the 2012 Plan can take the form of options, stock appreciation rights, restricted stock, performance shares, performance share units, performance cash, stock grants, stock units, dividend equivalents, and restricted stock units.  Additional shares cannot be awarded under either the 2002 Plan or the 2007 Plan.  However, if an award under the 2012 Plan or an award that was outstanding under either the 2002 Plan or the 2007 Plan on or after December 31, 2011 is forfeited, terminated or cancelled or expires, the shares subject to such award, to the extent of the forfeiture, termination, cancellation or expiration, may be added back to the shares available for issuance under the 2012 Plan.

Equity Compensation Plans Approved By Security Holders

Amounts in column (a) in the table above include shares subject to awards outstanding under three equity compensation plans that were previously approved by our shareholders:  (a) the 2002 Plan, which was approved by our shareholders at our 2002 annual meeting of shareholders and under which no new stock awards may be granted, (b) the 2007 Plan, which was approved by our shareholders at our 2007 annual meeting of shareholders and under which no new stock awards may be granted, and (c) the 2012 Plan, which was approved by our shareholders at our 2012 annual meeting of shareholders.  See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding these plans.

Equity Compensation Plans Not Approved by Security Holders

The Company does not have any equity compensation plans under which shares can be issued that have not been approved by the shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is hereby made to “Information About Our Board and Corporate Governance” and “Related Party Transactions” in the 2013 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT

FEES AND SERVICES

Pinnacle West

Reference is hereby made to “Accounting and Auditing Matters — Audit Fees and — Pre-Approval Policies” in the 2013 Proxy Statement.

APS

The following fees were paid to APS’s independent registered public accountants, Deloitte & Touche LLP, for the last two fiscal years:

Type of Service	2011	2012
Audit Fees (1)	$1,547,722	$1,659,087
Audit-Related Fees (2)	183,091	174,310

(1)                                 The aggregate fees billed for services rendered for the audit of annual financial statements and for review of financial statements included in Reports on Form 10-Q.

(2)                                 The aggregate fees billed for assurance services that are reasonably related to the performance of the audit or review of the financial statements that are not included in Audit Fees reported above, which primarily consist of fees for employee benefit plan audits performed in 2012 and 2011.

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

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

3.1	Pinnacle West	Articles of Incorporation, restated as of May 21, 2008	3.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8-7-08

3.2	Pinnacle West	Pinnacle West Capital Corporation Bylaws, amended as of May 19, 2010	3.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8-3-10

3.3	APS	Articles of Incorporation, restated as of May 25, 1988	4.2 to APS’s Form 18 Registration Nos. 33-33910 and 33-55248 by means of September 24, 1993 Form 8-K Report, File No. 1-4473	9-29-93

3.3.1	APS	Amendment to the Articles of Incorporation of Arizona Public Service Company, amended May 16, 2012	3.1 to Pinnacle West/APS May 22, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	5-22-12

3.4	APS	Arizona Public Service Company Bylaws, amended as of December 16, 2008	3.4 to Pinnacle West/APS December 31, 2008 Form 10-K, File No. 1-4473	2-20-09

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

4.1	Pinnacle West	Specimen Certificate of Pinnacle West Capital Corporation Common Stock, no par value	4.1 to Pinnacle West June 28, 2011 Form 8-K Report, File No. 1-8962	6-28-11

4.2	Pinnacle West APS	Indenture dated as of January 1, 1995 among APS and The Bank of New York Mellon, as Trustee	4.6 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1-11-95

4.2a	Pinnacle West APS	First Supplemental Indenture dated as of January 1, 1995	4.4 to APS’s Registration Statement Nos. 33-61228 and 33-55473 by means of January 1, 1995 Form 8-K Report, File No. 1-4473	1-11-95

4.3	Pinnacle West APS	Indenture dated as of November 15, 1996 between APS and The Bank of New York, as Trustee	4.5 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333- 15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11-22-96

4.3a	Pinnacle West APS	First Supplemental Indenture dated as of November 15, 1996	4.6 to APS’s Registration Statements Nos. 33-61228, 33-55473, 33-64455 and 333-15379 by means of November 19, 1996 Form 8-K Report, File No. 1-4473	11-22-96

4.3b	Pinnacle West APS	Second Supplemental Indenture dated as of April 1, 1997	4.10 to APS’s Registration Statement Nos. 33-55473, 33-64455 and 333-15379 by means of April 7, 1997 Form 8-K Report, File No. 1-4473	4-9-97

4.3c	Pinnacle West APS	Third Supplemental Indenture dated as of November 1, 2002	10.2 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5-15-03

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

4.4	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Senior Unsecured Debt Securities	4.1 to Pinnacle West’s Registration Statement No. 333-52476	12-21-00

4.5	Pinnacle West	Indenture dated as of December 1, 2000 between the Company and The Bank of New York, as Trustee, relating to Subordinated Unsecured Debt Securities	4.2 to Pinnacle West’s Registration Statement No. 333-52476	12-21-00

4.6	Pinnacle West APS	Indenture dated as of January 15, 1998 between APS and The Bank of New York Mellon Trust Company N.A. (successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee	4.10 to APS’s Registration Statement Nos. 333-15379 and 333-27551 by means of January 13, 1998 Form 8-K Report, File No. 1-4473	1-16-98

4.6c	Pinnacle West APS	Seventh Supplemental Indenture dated as of May 1, 2003	4.1 to APS’s Registration Statement No. 333-90824 by means of May 7, 2003 Form 8-K Report, File No. 1-4473	5-9-03

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

4.6d	Pinnacle West APS	Eighth Supplemental Indenture dated as of June 15, 2004	4.1 to APS’s Registration Statement No. 333-106772 by means of June 24, 2004 Form 8-K Report, File No. 1-4473	6-28-04

4.6e	Pinnacle West APS	Ninth Supplemental Indenture dated as of August 15, 2005	4.1 to APS’s Registration Statements Nos. 333-106772 and 333-121512 by means of August 17, 2005 Form 8-K Report, File No. 1-4473	8-22-05

4.6f	APS	Tenth Supplemental Indenture dated as of August 1, 2006	4.1 to APS’s July 31, 2006 Form 8-K Report, File No. 1-4473	8-3-06

4.6g	Pinnacle West APS	Eleventh Supplemental Indenture dated as of February 26, 2009	4.1 to Pinnacle West/APS February 23, 2009 Form 8-K Report, File Nos. 1-8962 and 1-4473	2-25-09

4.6h	Pinnacle West APS	Twelfth Supplemental Indenture dated as of August 25, 2011	4.1 to Pinnacle West/APS August 22, 2011 Form 8-K Report, File Nos. 1-8962 and 1-4473	8-24-11

4.6i	Pinnacle West APS	Thirteenth Supplemental Indenture dated as of January 13, 2012	4.1 to Pinnacle West/APS January 10, 2012 Form 8-K Report, File Nos. 1-8962 and 1-4473	1-12-12

4.7	Pinnacle West	Second Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of June 23, 2004	4.4 to Pinnacle West’s June 23, 2004 Form 8-K Report, File No. 1-8962	8-9-04

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

4.7a	Pinnacle West	Third Amended and Restated Pinnacle West Capital Corporation Investors Advantage Plan dated as of November 25, 2008	4.1 to Pinnacle West’s Form S-3 Registration Statement No. 333-155641, File No. 1-8962	11-25-08

4.8	Pinnacle West	Agreement, dated March 29, 1988, relating to the filing of instruments defining the rights of holders of long-term debt not in excess of 10% of the Company’s total assets	4.1 to Pinnacle West’s 1987 Form 10-K Report, File No. 1-8962	3-30-88

4.8a	Pinnacle West APS	Agreement, dated March 21, 1994, relating to the filing of instruments defining the rights of holders of APS long-term debt not in excess of 10% of APS’s total assets	4.1 to APS’s 1993 Form 10-K Report, File No. 1-4473	3-30-94

10.1.1	Pinnacle West APS	Two separate Decommissioning Trust Agreements (relating to PVNGS Units 1 and 3, respectively), each dated July 1, 1991, between APS and Mellon Bank, N.A., as Decommissioning Trustee	10.2 to APS’s September 30, 1991 Form 10-Q Report, File No. 1-4473	11-14-91

10.1.1a	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 1), dated as of December 1, 1994	10.1 to APS’s 1994 Form 10-K Report, File No. 1-4473	3-30-95

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.1.1b	Pinnacle West APS	Amendment No. 1 to Decommissioning Trust Agreement (PVNGS Unit 3), dated as of December 1, 1994	10.2 to APS’s 1994 Form 10-K Report, File No. 1-4473	3-30-95

10.1.1c	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVNGS Unit 1) dated as of July 1, 1991	10.4 to APS’s 1996 Form 10-K Report , File No. 1-4473	3-28-97

10.1.1d	Pinnacle West APS	Amendment No. 2 to APS Decommissioning Trust Agreement (PVNGS Unit 3) dated as of July 1, 1991	10.6 to APS’s 1996 Form 10-K Report, File No. 1-4473	3-28-97

10.1.1e	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of March 18, 2002	10.2 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.1.1f	Pinnacle West APS	Amendment No. 3 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of March 18, 2002	10.4 to Pinnacle West’s March 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.1.1g	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of December 19, 2003	10.3 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

10.1.1h	Pinnacle West APS	Amendment No. 4 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of December 19, 2003	10.5 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.1.1i	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVNGS Unit 1), dated as of May 1, 2007	10.1 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-9-07

10.1.1j	Pinnacle West APS	Amendment No. 5 to the Decommissioning Trust Agreement (PVNGS Unit 3), dated as of May 1, 2007	10.2 to Pinnacle West/APS March 31, 2007 Form 10-Q Report, File Nos. 1-8962 and 104473	5-9-07

10.1.2	Pinnacle West APS

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

			10.1 to Pinnacle West’s 1991 Form 10-K Report, File No. 1-8962	3-26-92

10.1.2a	Pinnacle West APS	First Amendment to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of November 1, 1992	10.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.1.2b	Pinnacle West APS	Amendment No. 2 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of November 1, 1994	10.3 to APS’s 1994 Form 10-K Report, File No. 1-4473	3-30-95

10.1.2c	Pinnacle West APS	Amendment No. 3 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of June 20, 1996	10.1 to APS’s June 30, 1996 Form 10-Q Report, File No. 1-4473	8-9-96

10.1.2d	Pinnacle West APS	Amendment No. 4 to Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2) dated as of December 16, 1996	APS 10.5 to APS’s 1996 Form 10-K Report, File No. 1-4473	3-28-97

10.1.2e	Pinnacle West APS	Amendment No. 5 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of June 30, 2000	10.1 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.1.2f	Pinnacle West APS	Amendment No. 6 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of March 18, 2002	10.3 to Pinnacle West’s March 31, 2002 Form 10-Q Report, File No. 1-8962	5-15-02

10.1.2g	Pinnacle West APS	Amendment No. 7 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of December 19, 2003	10.4 to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.1.2h	Pinnacle West APS	Amendment No. 8 to the Amended and Restated Decommissioning Trust Agreement (PVNGS Unit 2), dated as of April 1, 2007	10.1.2h to Pinnacle West’s 2007 Form 10-K Report, File No. 1-8962	2-27-08

10.2.1[b]	Pinnacle West APS

Arizona Public Service Company Deferred Compensation Plan, as restated, effective January 1, 1984, and the second and third amendments thereto, dated December 22, 1986, and December 23, 1987, respectively

			10.4 to APS’s 1988 Form 10-K Report, File No. 1-4473	3-8-89

10.2.1ab	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Deferred Compensation Plan, effective as of January 1, 1993	10.3A to APS’s 1993 Form 10-K Report, File No. 1-4473	3-30-94

10.2.1bb	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective as of May 1, 1993	10.2 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11-10-94

10.2.1cb	Pinnacle West APS	Fifth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 1997	10.3A to APS’s 1996 Form 10-K Report, File No. 1-4473	3-28-97

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.2.1db	Pinnacle West APS	Sixth Amendment to the Arizona Public Service Company Deferred Compensation Plan effective January 1, 2001	10.8A to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3-14-01

10.2.2[b]	Pinnacle West APS	Arizona Public Service Company Directors’ Deferred Compensation Plan, as restated, effective January 1, 1986	10.1 to APS’s June 30, 1986 Form 10-Q Report, File No. 1-4473	8-13-86

10.2.2ab	Pinnacle West APS	Second Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of January 1, 1993	10.2A to APS’s 1993 Form 10-K Report, File No. 1-4473	3-30-94

10.2.2bb	Pinnacle West APS	Third Amendment to the Arizona Public Service Company Directors’ Deferred Compensation Plan, effective as of May 1, 1993	10.1 to APS’s September 30, 1994 Form 10-Q Report, File No. 1-4473	11-10-94

10.2.2cb	Pinnacle West APS	Fourth Amendment to the Arizona Public Service Company Directors Deferred Compensation Plan, effective as of January 1, 1999	10.8A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.2.3[b]	Pinnacle West APS	Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans dated August 1, 1996	10.14A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.2.3ab	Pinnacle West APS	First Amendment dated December 7, 1999 to the Trust for the Pinnacle West Capital Corporation, Arizona Public Service Company and SunCor Development Company Deferred Compensation Plans	10.15A to Pinnacle West’s 1999 Form 10-K Report, File No. 1-8962	3-30-00

10.2.4[b]	Pinnacle West APS

Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan as amended and restated effective January 1, 1996

			10.10A to APS’s 1995 Form 10-K Report, File No. 1-4473	3-29-96

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.2.4ab	Pinnacle West APS

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

			10.3 to Pinnacle West’s March 31, 2003 Form 10-Q Report, File No. 1-8962	5-15-03

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.2.4db	Pinnacle West APS

Fourth Amendment to the Pinnacle West Capital Corporation, Arizona Public Service Company, SunCor Development Company and El Dorado Investment Company Deferred Compensation Plan, effective January 1, 2003

			10.64 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.2.5[b]	Pinnacle West APS	Deferred Compensation Plan of 2005 for Employees of Pinnacle West Capital Corporation and Affiliates	10.2.6 to Pinnacle West/APS 2008 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-20-09

10.2.5ab	Pinnacle West APS	First Amendment to the Deferred Compensation Plan of 2005 for Employees of Pinnacle West Capital Corporation and Affiliates	10.2.6a to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-19-10

10.2.5bb	Pinnacle West APS	Second Amendment to the Deferred Compensation Plan of 2005 for Employees of Pinnacle West Capital Corporation and Affiliates	10.2.5b to Pinnacle West/APS 2011 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-24-12

10.3.1[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplement Excess Benefit Retirement Plan, amended and restated as of January 1, 2003	10.7A to Pinnacle West’s 2003 Form 10-K Report, File No. 1-8962	3-15-04

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.3.1ab	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan, as amended and restated, dated December 18, 2003	10.48b to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.3.2[b]	Pinnacle West APS	Pinnacle West Capital Corporation Supplemental Excess Benefit Retirement Plan of 2005	10.3.2 to Pinnacle West/APS 2008 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-20-09

10.4.1[b]	APS	Letter Agreement dated December 20, 2006 between APS and Randall K. Edington	10.78 to Pinnacle West/APS 2006 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-28-07

10.4.2[b]	APS	Letter Agreement dated July 22, 2008 between APS and Randall K. Edington	10.3 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-4473	8-07-08

10.4.3[b]	Pinnacle West APS	Letter Agreement dated June 17, 2008 between Pinnacle West/APS and James R. Hatfield	10.1 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-07-08

10.4.4[b]	APS	Supplemental Agreement dated December 26, 2008 between APS and Randall K. Edington	10.4.10 to Pinnacle West/APS 2008 Form 10-K Report, File No. 1-4473	2-20-09

10.4.5[b]	APS	Description of 2010 Palo Verde Specific Compensation Opportunity for Randall K. Edington	10.4.13 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-19-10

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.4.6 [b]	Pinnacle West	Letter Agreement dated May 21, 2009, between Pinnacle West Capital Corporation and David P. Falck	10.4 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File No. 1-8962	5-6-10

10.4.7 [b]	APS	Supplemental Agreement dated June 19, 2012 between APS and Randall K. Edington	10.1 to Pinnacle West/APS June 30, 2012 Form 10-Q Report File Nos. 1-8962 and 1-4473	8-2-12

10.4.8 [b]	APS	Description of 2013 Palo Verde Specific Compensation Opportunity for Randall K. Edington	Pinnacle West/APS December 24, 2012 Form 8-K Report, File No. 1-4473	12-26-12

10.5.1bd	Pinnacle West APS	Key Executive Employment and Severance Agreement between Pinnacle West and certain executive officers of Pinnacle West and its subsidiaries	10.77 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.5.1abd	Pinnacle West APS	Form of Amended and Restated Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.4 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11-6-07

10.5.2bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.3 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File Nos. 1-8962 and 1-4473	11-6-07

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.5.3bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries	10.5.3 to Pinnacle West/APS 2009 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-19-10

10.5.4 bd	Pinnacle West APS	Form of Key Executive Employment and Severance Agreement between Pinnacle West and certain officers of Pinnacle West and its subsidiaries

10.6.1[b]	Pinnacle West APS	Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.5A to Pinnacle West’s 2002 Form 10-K Report	3-31-03

10.6.1abd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.1 to Pinnacle West/APS December 9, 2005 Form 8-K Report, File Nos. 1-8962 and 1-4473	12-15-05

10.6.1bbd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.1 to Pinnacle West/APS December 31, 2005 Form 8-K Report, File Nos. 1-8962 and 1-4473	2-1-06

10.6.1cbd	Pinnacle West APS	Performance Accelerated Stock Option Agreement under Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.98 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.6.1dbd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2002 Long-Term Incentive Plan	10.91 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

10.6.2[b]	Pinnacle West	Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	Appendix B to the Proxy Statement for Pinnacle West’s 2007 Annual Meeting of Shareholders, File No. 1-8962	4-20-07

10.6.2ab	Pinnacle West	First Amendment to the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS April 18, 2007 Form 8-K Report, File No. 1-8962	4-20-07

10.6.2bbd	Pinnacle West APS	Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.3 to Pinnacle West/APS March 31, 2009 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-5-09

10.6.2cbd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.1 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8-3-10

10.6.2dbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.2 to Pinnacle West/APS June 30, 2010 Form 10-Q Report, File No. 1-8962	8-3-10

10.6.2ebd	Pinnacle West	Form of Performance Share Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.4 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4-29-11

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.6.2fbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan	10.5 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4-29-11

10.6.2gbd	Pinnacle West	Form of Restricted Stock Unit Agreement under the Pinnacle West Capital Corporation 2007 Long-Term Incentive Plan (Supplemental 2010 Award)	10.6 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File No. 1-8962	4-29-11

10.6.3[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.1 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File No. 1-8962	11-6-07

10.6.4[b]	Pinnacle West	Description of Stock Grant to W. Douglas Parker	10.2 to Pinnacle West/APS September 30, 2007 Form 10-Q Report, File No. 1-8962	11-6-07

10.6.5[b]	Pinnacle West	Description of Annual Stock Grants to Non-Employee Directors	10.2 to Pinnacle West/APS June 30, 2008 Form 10-Q Report, File No. 1-8962	8-07-08

10.6.6bd	Pinnacle West APS	Summary of 2013 CEO Variable Incentive Plan and Officer Variable Incentive Plan

10.6.7	Pinnacle West	Description of Restricted Stock Unit Grant to Donald E. Brandt	Pinnacle West/APS December 24, 2012 Form 8-K Report, File No. 1-8962	12-26-12

10.6.8[b]	Pinnacle West APS	Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	Appendix A to the Proxy Statement for Pinnacle West’s 2012 Annual Meeting of Shareholders, File No. 1-8962	3-29-12

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.6.8abd	Pinnacle West	Form of Performance Share Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.1 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-3-12

10.6.8bbd	Pinnacle West	Form of Restricted Stock Unit Award Agreement under the Pinnacle West Capital Corporation 2012 Long-Term Incentive Plan	10.2 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-3-12

10.6.8cbd	Pinnacle West	Master Amendment to Performance Share Agreements	10.3 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-3-12

10.6.8dbd	Pinnacle West	Master Amendment to Restricted Stock Unit Agreements	10.4 to Pinnacle West/APS March 31, 2012 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-3-12

10.7.1	Pinnacle West APS	Indenture of Lease with Navajo Tribe of Indians, Four Corners Plant	5.01 to APS’s Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.7.1a	Pinnacle West APS	Supplemental and Additional Indenture of Lease, including amendments and supplements to original lease with Navajo Tribe of Indians, Four Corners Plant	5.02 to APS’s Form S-7 Registration Statement, File No. 2-59644	9-1-77

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.7.1b	Pinnacle West APS	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease Four Corners, dated April 25, 1985	10.36 to Pinnacle West’s Registration Statement on Form 8-B Report, File No. 1-8962	7-25-85

10.7.1c	Pinnacle West APS	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4-29-11

10.7.1d	Pinnacle West APS	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to Pinnacle West/APS March 31, 2011 Form 10-Q Report, File Nos. 1-8962 and 1-4473	4-29-11

10.7.2	Pinnacle West APS	Application and Grant of multi-party rights-of-way and easements, Four Corners Plant Site	5.04 to APS’s Form S-7 Registration Statement, File No. 2-59644	9-1-77

10.7.2a	Pinnacle West APS	Application and Amendment No. 1 to Grant of multi-party rights-of-way and easements, Four Corners Power Plant Site dated April 25, 1985	10.37 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7-25-85

10.7.3	Pinnacle West APS	Application and Grant of Arizona Public Service Company rights- of-way and easements, Four Corners Plant Site	5.05 to APS’s Form S-7 Registration Statement, File No. 2-59644	9-1-77

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.7.3a	Pinnacle West APS	Application and Amendment No. 1 to Grant of Arizona Public Service Company rights-of-way and easements, Four Corners Power Plant Site dated April 25, 1985	10.38 to Pinnacle West’s Registration Statement on Form 8-B, File No. 1-8962	7-25-85

10.7.4	Pinnacle West APS	Four Corners Project Co-Tenancy Agreement Amendment No. 6	10.7 to Pinnacle West’s 2000 Form 10-K Report, File No. 1-8962	3-14-01

10.8.1	Pinnacle West APS	Indenture of Lease, Navajo Units 1, 2, and 3	5(g) to APS’s Form S-7 Registration Statement, File No. 2-36505	3-23-70

10.8.2	Pinnacle West APS	Application of Grant of rights-of-way and easements, Navajo Plant	5(h) to APS Form S-7 Registration Statement, File No. 2-36505	3-23-70

10.8.3	Pinnacle West APS	Water Service Contract Assignment with the United States Department of Interior, Bureau of Reclamation, Navajo Plant	5(l) to APS’s Form S-7 Registration Statement, File No. 2-394442	3-16-71

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.8.4	Pinnacle West APS

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

			10.108 to Pinnacle West/APS 2005 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-13-06

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.9.1	Pinnacle West APS

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

			10.1 to APS’s March 31, 1991 Form 10-Q Report, File No. 1-4473	5-15-91

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.9.1b	Pinnacle West APS

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

			10.9.1c to Pinnacle West/APS 2010 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-18-11

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.10.1	Pinnacle West APS	Asset Purchase and Power Exchange Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990 and as of July 18, 1991	10.1 to APS’s June 30, 1991 Form 10-Q Report, File No. 1-4473	8-8-91

10.10.2	Pinnacle West APS	Long-Term Power Transaction Agreement dated September 21, 1990 between APS and PacifiCorp, as amended as of October 11, 1990, and as of July 8, 1991	10.2 to APS’s June 30, 1991 Form 10-Q Report, File No. 1-4473	8-8-91

10.10.2a	Pinnacle West APS	Amendment No. 1 dated April 5, 1995 to the Long-Term Power Transaction Agreement and Asset Purchase and Power Exchange Agreement between PacifiCorp and APS	10.3 to APS’s 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.10.3	Pinnacle West APS	Restated Transmission Agreement between PacifiCorp and APS dated April 5, 1995	10.4 to APS’s 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.10.4	Pinnacle West APS	Contract among PacifiCorp, APS and United States Department of Energy Western Area Power Administration, Salt Lake Area Integrated Projects for Firm Transmission Service dated May 5, 1995	10.5 to APS’s 1995 Form 10-K Report, File No. 1-4473	3-29-96

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.10.5	Pinnacle West APS	Reciprocal Transmission Service Agreement between APS and PacifiCorp dated as of March 2, 1994	10.6 to APS’s 1995 Form 10-K Report, File No. 1-4473	3-29-96

10.11.1	Pinnacle West APS	Five-Year Credit Agreement dated as of November 4, 2011 between APS, as Borrower, Barclays Bank PLC, as Agent, and the lenders and other parties thereto	10.11.1 to Pinnacle West/APS 2011 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-24-12

10.11.2	Pinnacle West	Term Loan Agreement dated as of November 29, 2012 among Pinnacle West Capital Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Agent, and the lenders and other parties thereto

10.11.3	Pinnacle West	Five-Year Credit Agreement dated as of November 4, 2011 among Pinnacle West Capital Corporation, as Borrower, Barclays Bank PLC, as Agent, and the lenders and other parties thereto	10.11.3 to Pinnacle West/APS 2011 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-24-12

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.11.4	APS

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

			10.11.4 to Pinnacle West/APS 2010 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-18-11

10.11.5	Pinnacle West APS	Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, dated as of April 16, 2010	10.2 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-6-10

10.11.5a	Pinnacle West APS	Amendment No. 1 to the Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, dated December 22, 2011	10.11.5a to Pinnacle West/APS 2011 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-24-12

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.11.6	Pinnacle West APS	Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, dated as of April 16, 2010	10.3 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-6-10

10.11.6a	Pinnacle West APS	Amendment No. 1 to the Reimbursement Agreement among APS, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, dated December 22, 2011	10.11.6a to Pinnacle West/APS 2011 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-24-12

10.12.1[c]	Pinnacle West APS

Facility Lease, dated as of August 1, 1986, between U.S. Bank National Association, successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its capacity as Owner Trustee, as Lessor, and APS, as Lessee

			4.3 to APS’s Form 18 Registration Statement, File No. 33-9480	10-24-86

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.12.1ac	Pinnacle West APS

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

			10.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.12.2	Pinnacle West APS

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

			10.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.13.1	Pinnacle West APS

Agreement between Pinnacle West Energy Corporation and Arizona Public Service Company for Transportation and Treatment of Effluent by and between Pinnacle West Energy Corporation and APS dated as of the 10th day of April, 2001

			10.102 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.13.2	Pinnacle West APS	Agreement for the Transfer and Use of Wastewater and Effluent by and between APS, SRP and PWE dated June 1, 2001	10.103 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.13.3	Pinnacle West APS	Agreement for the Sale and Purchase of Wastewater Effluent dated November 13, 2000, by and between the City of Tolleson, Arizona, APS and SRP	10.104 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

10.13.4	Pinnacle West APS	Operating Agreement for the Co-Ownership of Wastewater Effluent dated November 16, 2000 by and between APS and SRP	10.105 to Pinnacle West/APS 2004 Form 10-K Report, File Nos. 1-8962 and 1-4473	3-16-05

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.13.5	Pinnacle West APS

Municipal Effluent Purchase and Sale Agreement dated April 29, 2010, by and between City of Phoenix, City of Mesa, City of Tempe, City of Scottsdale, City of Glendale, APS and Salt River Project Agricultural Improvement and Power District

			10.1 to Pinnacle West/APS March 31, 2010 Form 10-Q Report, File Nos. 1-8962 and 1-4473	5-6-10

10.14.1	Pinnacle West APS	Contract, dated July 21, 1984, with DOE providing for the disposal of nuclear fuel and/or high-level radioactive waste, ANPP	10.31 to Pinnacle West’s Form S-14 Registration Statement, File No. 2-96386	3-13-85

10.15.1	Pinnacle West APS	Territorial Agreement between APS and Salt River Project	10.1 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5-15-98

10.15.2	Pinnacle West APS	Power Coordination Agreement between APS and Salt River Project	10.2 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5-15-98

10.15.3	Pinnacle West APS	Memorandum of Agreement between APS and Salt River Project	10.3 to APS’s March 31, 1998 Form 10-Q Report, File No. 1-4473	5-15-98

10.15.3a	Pinnacle West APS	Addendum to Memorandum of Agreement between APS and Salt River Project dated as of May 19, 1998	10.2 to APS’s May 19, 1998 Form 8-K Report, File No. 1-4473	6-26-98

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

10.16	Pinnacle West APS	Purchase and Sale Agreement dated November 8, 2010 by and between Southern California Edison Company and APS	10.1 to Pinnacle West/APS November 8, 2010 Form 8-K Report, File Nos. 1-8962 and 1-4473	11-8-10

10.17	Pinnacle West APS	Proposed Settlement Agreement dated January 6, 2012 by and among APS and certain parties to its retail rate case (approved by ACC Order No. 73183)	10.17 to Pinnacle West/APS 2011 Form 10-K Report, File Nos. 1-8962 and 1-4473	2-24-12

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

21.1	Pinnacle West	Subsidiaries of Pinnacle West

23.1	Pinnacle West	Consent of Deloitte & Touche LLP

23.2	APS	Consent of Deloitte & Touche LLP

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1[e]	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

32.2[e]	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pinnacle West APS	Collateral Trust Indenture among PVNGS II Funding Corp., Inc., APS and Chemical Bank, as Trustee	4.2 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.1a	Pinnacle West APS	Supplemental Indenture to Collateral Trust Indenture among PVNGS II Funding Corp., Inc., APS and Chemical Bank, as Trustee	4.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

99.2[c]	Pinnacle West APS

Participation Agreement, dated as of August 1, 1986, among PVNGS Funding Corp., Inc., Bank of America National Trust and Savings Association, State Street Bank and Trust Company, as successor to The First National Bank of Boston, in its individual capacity and as Owner Trustee, Chemical Bank, in its individual capacity and as Indenture Trustee, APS, and the Equity Participant named therein

			28.1 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11-9-92

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

99.2ac	Pinnacle West APS

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

			28.4 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

99.3[c]	Pinnacle West APS

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

			10.6 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. 1 on December 3, 1986 Form 8, File No. 1-4473	12-4-86

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

99.3bc	Pinnacle West APS

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

			10.10 to APS’s September 30, 1986 Form 10-Q Report by means of Amendment No. l on December 3, 1986 Form 8, File No. 1-4473	12-4-86

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

99.4bc	Pinnacle West APS

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

			28.2 to APS’s September 30, 1992 Form 10-Q Report, File No. 1-4473	11-9-92

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

99.5a	Pinnacle West APS

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

			28.5 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

99.6	Pinnacle West APS

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

			4.13 to APS’s Form 18 Registration Statement No. 33-9480 by means of August 1, 1987 Form 8-K Report, File No. 1-4473	8-24-87

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

99.6b	Pinnacle West APS

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

			28.7 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

99.8[c]	Pinnacle West APS	Indemnity Agreement dated as of March 17, 1993 by APS	28.3 to APS’s 1992 Form 10-K Report, File No. 1-4473	3-30-93

99.9	Pinnacle West APS	Extension Letter, dated as of August 13, 1987, from the signatories of the Participation Agreement to Chemical Bank	28.20 to APS’s Form 18 Registration Statement No. 33-9480 by means of a November 6, 1986 Form 8-K Report, File No. 1-4473	8-10-87

99.10	Pinnacle West APS	Arizona Corporation Commission Order, Decision No. 61969, dated September 29, 1999, including the Retail Electric Competition Rules	10.2 to APS’s September 30, 1999 Form 10-Q Report, File No. 1-4473	11-15-99

99.11	Pinnacle West	Purchase Agreement by and among Pinnacle West Energy Corporation and GenWest, L.L.C. and Nevada Power Company, dated June 21, 2005	99.5 to Pinnacle West/APS June 30, 2005 Form 10-Q Report, File Nos. 1-8962 and 1-4473	8-9-05

101.INS[e]	Pinnacle West APS	XBRL Instance Document

101.SCH[e]	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL[e]	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Registrant(s)	Description	Previously Filed as Exhibit: [a]	Date Filed

101.LAB[e]	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE[e]	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF[e]	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

aReports filed under File No. 1-4473 and 1-8962 were filed in the office of the Securities and Exchange Commission located in Washington, D.C.

bManagement contract or compensatory plan or arrangement to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

cAn additional document, substantially identical in all material respects to this Exhibit, has been entered into, relating to an additional Equity Participant.  Although such additional document may differ in other respects (such as dollar amounts, percentages, tax indemnity matters, and dates of execution), there are no material details in which such document differs from this Exhibit.

dAdditional agreements, substantially identical in all material respects to this Exhibit have been entered into with additional persons.  Although such additional documents may differ in other respects (such as dollar amounts and dates of execution), there are no material details in which such agreements differ from this Exhibit.

eFurnished herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Date: February 22, 2013	/s/ Donald E. Brandt
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

Signature	Title	Date

/s/ Donald E. Brandt	Principal Executive Officer and Director	February 22, 2013
(Donald E. Brandt, Chairman
of the Board of Directors, President
and Chief Executive Officer)

/s/ James R. Hatfield	Principal Financial Officer	February 22, 2013
(James R. Hatfield,
Executive Vice President and
Chief Financial Officer)

/s/ Denise R. Danner	Principal Accounting Officer	February 22, 2013
(Denise R. Danner,
Vice President, Controller and
Chief Accounting Officer)

/s/ Edward N. Basha, Jr.	Director	February 22, 2013
(Edward N. Basha, Jr.)

/s/ Susan Clark-Johnson	Director	February 22, 2013
(Susan Clark-Johnson)

/s/ Denis A. Cortese	Director	February 22, 2013
(Denis A. Cortese)

/s/ Michael L. Gallagher	Director	February 22, 2013
(Michael L. Gallagher)

/s/ Roy A. Herberger, Jr.	Director	February 22, 2013
(Roy A. Herberger, Jr.)

/s/ Dale E. Klein	Director	February 22, 2013
(Dale E. Klein)

/s/ Humberto S. Lopez	Director	February 22, 2013
(Humberto S. Lopez)

/s/ Kathryn L. Munro	Director	February 22, 2013
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 22, 2013
(Bruce J. Nordstrom)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Date: February 22, 2013	/s/ Donald E. Brandt
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

Signature	Title	Date

/s/ Donald E. Brandt	Principal Executive Officer	February 22, 2013
(Donald E. Brandt, Chairman	and Director
of the Board of Directors and
Chief Executive Officer)

/s/ James R. Hatfield	Principal Financial Officer	February 22, 2013
(James R. Hatfield,
Executive Vice President and
Chief Financial Officer)

/s/ Denise R. Danner	Principal Accounting Officer	February 22, 2013
(Denise R. Danner,
Vice President, Controller and
Chief Accounting Officer)

/s/ Edward N. Basha, Jr.	Director	February 22, 2013
(Edward N. Basha, Jr.)

/s/ Susan Clark-Johnson	Director	February 22, 2013
(Susan Clark-Johnson)

/s/ Denis A. Cortese	Director	February 22, 2013
(Denis A. Cortese)

/s/ Michael L. Gallagher	Director	February 22, 2013
(Michael L. Gallagher)

/s/ Roy A. Herberger, Jr.	Director	February 22, 2013
(Roy A. Herberger, Jr.)

/s/ Dale E. Klein	Director	February 22, 2013
(Dale E. Klein)

/s/ Humberto S. Lopez	Director	February 22, 2013
(Humberto S. Lopez)

/s/ Kathryn L. Munro	Director	February 22, 2013
(Kathryn L. Munro)

/s/ Bruce J. Nordstrom	Director	February 22, 2013
(Bruce J. Nordstrom)