Form 10-Q
period 2013-03-31
ARIZONA PUBLIC SERVICE CO; PINNACLE WEST CAPITAL CORP
filed 2013-05-03
CIK 7286, 764622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

PINNACLE WEST CAPITAL CORPORATION

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

ARIZONA PUBLIC SERVICE COMPANY

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PINNACLE WEST CAPITAL CORPORATION	Yes ☐ No ☒
ARIZONA PUBLIC SERVICE COMPANY	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PINNACLE WEST CAPITAL CORPORATION	Number of shares of common stock, no par value, outstanding as of April 26, 2013: 109,947,418
ARIZONA PUBLIC SERVICE COMPANY	Number of shares of common stock, $2.50 par value, outstanding as of April 26, 2013: 71,264,947

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements based on current expectations.  These forward-looking statements are often identified by words such as “estimate,” “predict,” “may,” “believe,” “plan,” “expect,” “require,” “intend,” “assume” and similar words.  Because actual results may differ materially from expectations, we caution readers not to place undue reliance on these statements.  A number of factors could cause future results to differ materially from historical results, or from outcomes currently expected or sought by Pinnacle West or APS.  In addition to the Risk Factors described in Part I, Item 1A of the Pinnacle West/APS Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”), Part II, Item 1A of this report and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, these factors include, but are not limited to:

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

These and other factors are discussed in the Risk Factors described in Part I, Item 1A of our 2012 Form 10-K and in Part II, Item 1A of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures.  Neither Pinnacle West nor APS assumes any obligation to update these statements, even if our internal estimates change, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

OPERATING REVENUES	$686,652	$620,631

OPERATING EXPENSES
Fuel and purchased power	230,679	216,309
Operations and maintenance	223,250	210,663
Depreciation and amortization	103,730	100,109
Taxes other than income taxes	40,021	42,475
Other expenses	2,049	3,068
Total	599,729	572,624
OPERATING INCOME	86,923	48,007
OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction	6,864	4,756
Other income (Note 10)	758	760
Other expense (Note 10)	(3,752)	(4,068)
Total	3,870	1,448
INTEREST EXPENSE
Interest charges	49,478	56,967
Allowance for borrowed funds used during construction	(3,990)	(3,151)
Total	45,488	53,816
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	45,305	(4,361)
INCOME TAXES	12,469	(4,645)
INCOME FROM CONTINUING OPERATIONS	32,836	284
LOSS FROM DISCONTINUED OPERATIONS
Net of income tax benefit of $(505)	—	(765)
NET INCOME (LOSS)	32,836	(481)
Less: Net income attributable to noncontrolling interests (Note 6)	8,392	7,776
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$24,444	$(8,257)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC	109,832	109,299
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — DILUTED	110,835	109,299

EARNINGS PER WEIGHTED-AVERAGE COMMON SHARE OUTSTANDING
Income (loss) from continuing operations attributable to common shareholders — basic	$0.22	$(0.07)
Net income (loss) attributable to common shareholders — basic	0.22	(0.08)
Income (loss) from continuing operations attributable to common shareholders — diluted	0.22	(0.07)
Net income (loss) attributable to common shareholders — diluted	0.22	(0.08)

DIVIDENDS DECLARED PER SHARE	$—	$0.525

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Income (loss) from continuing operations, net of tax	$24,444	$(7,483)
Discontinued operations, net of tax	—	(774)
Net income (loss) attributable to common shareholders	$24,444	$(8,257)

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012

NET INCOME (LOSS)	$32,836	$(481)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax benefit (expense) of ($38) and $16,551	58	(25,352)
Reclassification of net realized loss, net of tax benefit of $3,300 and $5,728	5,053	8,772
Pension and other postretirement benefits activity, net of tax expense of $631 and $631	966	966
Total other comprehensive income (loss)	6,077	(15,614)

COMPREHENSIVE INCOME (LOSS)	38,913	(16,095)
Less: Comprehensive income attributable to noncontrolling interests	8,392	7,776

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$30,521	$(23,871)

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,109	$26,202
Customer and other receivables	267,937	277,225
Accrued unbilled revenues	90,147	94,845
Allowance for doubtful accounts	(2,537)	(3,340)
Materials and supplies (at average cost)	223,605	218,096
Fossil fuel (at average cost)	35,211	31,334
Deferred income taxes	75,866	152,191
Income tax receivable (Note 5)	2,856	2,423
Assets from risk management activities (Note 7)	20,346	25,699
Deferred fuel and purchased power regulatory asset (Note 3)	41,315	72,692
Other regulatory assets (Note 3)	52,872	71,257
Other current assets	39,050	37,102
Total current assets	871,777	1,005,726

INVESTMENTS AND OTHER ASSETS
Assets from risk management activities (Note 7)	34,047	35,891
Nuclear decommissioning trust (Note 13)	596,168	570,625
Other assets	64,325	62,694
Total investments and other assets	694,540	669,210

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	14,494,326	14,346,367
Accumulated depreciation and amortization	(4,997,126)	(4,929,613)
Net	9,497,200	9,416,754
Construction work in progress	498,124	565,716
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	128,027	128,995
Intangible assets, net of accumulated amortization	162,978	162,150
Nuclear fuel, net of accumulated amortization	140,909	122,778
Total property, plant and equipment	10,427,238	10,396,393

DEFERRED DEBITS
Regulatory assets (Note 3)	1,097,389	1,099,900
Income tax receivable (Note 5)	70,828	70,389
Other	139,155	137,997
Total deferred debits	1,307,372	1,308,286

TOTAL ASSETS	$13,300,927	$13,379,615

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31, 2013	December 31, 2012
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$212,078	$221,312
Accrued taxes (Note 5)	164,554	124,939
Accrued interest	44,818	49,380
Common dividends payable	—	59,789
Short-term borrowings	—	92,175
Current maturities of long-term debt	122,828	122,828
Customer deposits	80,783	79,689
Liabilities from risk management activities (Note 7)	65,354	73,741
Regulatory liabilities (Note 3)	76,640	88,116
Other current liabilities	124,456	171,573
Total current liabilities	891,511	1,083,542

LONG-TERM DEBT LESS CURRENT MATURITIES
Long-term debt less current maturities	3,265,589	3,160,219
Palo Verde sale leaseback lessor notes less current maturities (Note 6)	38,869	38,869
Total long-term debt less current maturities	3,304,458	3,199,088

DEFERRED CREDITS AND OTHER
Deferred income taxes	2,064,476	2,151,371
Regulatory liabilities (Note 3)	805,230	759,201
Liability for asset retirements	358,184	357,097
Liabilities for pension and other postretirement benefits (Note 4)	1,034,327	1,058,755
Liabilities from risk management activities (Note 7)	82,876	85,264
Customer advances	108,986	109,359
Coal mine reclamation	119,044	118,860
Unrecognized tax benefits (Note 5)	72,252	71,135
Other	307,253	283,654
Total deferred credits and other	4,952,628	4,994,696

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

EQUITY (Note 8)
Common stock, no par value	2,484,347	2,466,923
Treasury stock	(10,482)	(4,211)
Total common stock	2,473,865	2,462,712
Retained earnings	1,648,521	1,624,102
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(63,450)	(64,416)
Derivative instruments	(44,481)	(49,592)
Total accumulated other comprehensive loss	(107,931)	(114,008)
Total shareholders’ equity	4,014,455	3,972,806
Noncontrolling interests (Note 6)	137,875	129,483
Total equity	4,152,330	4,102,289

TOTAL LIABILITIES AND EQUITY	$13,300,927	$13,379,615

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$32,836	$(481)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	124,344	118,487
Deferred fuel and purchased power	31,194	46,754
Deferred fuel and purchased power amortization	1,122	(24,514)
Allowance for equity funds used during construction	(6,864)	(4,756)
Deferred income taxes	12,163	(1,989)
Change in derivative instruments fair value	333	1,985
Changes in current assets and liabilities:
Customer and other receivables	3,931	52,264
Accrued unbilled revenues	4,698	20,511
Materials, supplies and fossil fuel	(9,386)	(13,753)
Other current assets	(2,525)	(3,502)
Accounts payable	11,925	(39,355)
Accrued taxes and income tax receivable — net	39,182	37,398
Other current liabilities	(62,636)	(39,804)
Change in margin and collateral accounts — assets	933	(1,853)
Change in margin and collateral accounts — liabilities	24,205	(32,950)
Change in other long-term assets	(31,202)	(21,469)
Change in other long-term liabilities	37,904	22,362
Net cash flow provided by operating activities	212,157	115,335

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(182,859)	(240,973)
Contributions in aid of construction	14,912	13,871
Allowance for borrowed funds used during construction	(3,990)	(3,151)
Proceeds from nuclear decommissioning trust sales	135,240	92,047
Investment in nuclear decommissioning trust	(139,553)	(96,360)
Other	(470)	(533)
Net cash flow used for investing activities	(176,720)	(235,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	104,307	319,081
Repayment of long-term debt	—	(375,727)
Short-term borrowings and payments — net	(92,175)	216,600
Dividends paid on common stock	(58,067)	(55,595)
Common stock equity issuance	9,441	4,289
Other	(36)	(1,757)
Net cash flow provided by (used for) financing activities	(36,530)	106,891

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,093)	(12,873)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,202	33,583

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,109	$20,710

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Consolidation and Nature of Operations

The unaudited condensed consolidated financial statements include the accounts of Pinnacle West and our subsidiaries:  APS and El Dorado Investment Company (“El Dorado”) and formerly SunCor Development Company (“SunCor”).  Intercompany accounts and transactions between the consolidated companies have been eliminated.  The unaudited condensed consolidated financial statements for APS include the accounts of APS and the Palo Verde Nuclear Generating Station (“Palo Verde”) sale leaseback variable interest entities (“VIEs”) (see Note 6 for further discussion).  Our accounting records are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Weather conditions cause significant seasonal fluctuations in our revenues; therefore, results for interim periods do not necessarily represent results expected for the year.

Our condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed in the notes) that we believe are necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.  These condensed consolidated financial statements and notes have been prepared consistently with the 2012 Form 10-K.

Supplemental Cash Flow Information

The following table summarizes supplemental Pinnacle West cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Cash paid during the period for:
Income taxes, net of (refunds)	$425	$(650)
Interest, net of amounts capitalized	49,038	62,892
Significant non-cash investing and financing activities:
Accrued capital expenditures	$6,575	$13,622

2.             Long-Term Debt and Liquidity Matters

Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

Pinnacle West

At March 31, 2013, Pinnacle West’s $200 million credit facility, which matures in November 2016, was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

conditions and with the consent of the lenders.  At March 31, 2013, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding, and no commercial paper borrowings.

APS

On March 22, 2013, APS issued an additional $100 million par amount of its outstanding 4.50% unsecured senior notes that mature on April 1, 2042.  The net proceeds from the sale were used to repay short-term commercial paper borrowings and replenish cash used to redeem certain tax-exempt indebtedness in November 2012.

At March 31, 2013, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that was refinanced in April 2013 (see below) and a $500 million facility that matures in November 2016.  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

On April 9, 2013, APS refinanced its $500 million revolving credit facility that would have matured in February 2015, with a new $500 million facility.  The new revolving credit facility terminates in April 2018.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2013, APS had no outstanding borrowings or outstanding letters of credit under these credit facilities, nor did it have any commercial paper borrowings.

On May 1, 2013, APS purchased all $32 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series C, due 2029.  We expect to remarket these bonds within the next twelve months.  These bonds are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

See “Financial Assurances” in Note 9 for a discussion of APS’s separate outstanding letters of credit.

Debt Fair Value

Our long-term debt fair value estimates are based on quoted market prices for the same or similar issues, and are classified within Level 2 of the fair value hierarchy.  See Note 12 for discussion of the fair value hierarchy.  The following table represents the estimated fair value of our long-term debt, including current maturities (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Pinnacle West	$125	$125	$125	$125
APS	3,302	3,772	3,197	3,750
Total	$3,427	$3,897	$3,322	$3,875

Debt Provisions

An existing ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2013, APS was in compliance with this common equity ratio requirement.  Its total shareholder equity was approximately $4.1 billion, and total capitalization was approximately $7.4 billion.  APS would be prohibited from paying dividends if payment would reduce its total shareholder equity below approximately $2.9 billion, assuming APS’s total capitalization remains the same.  Since APS was in compliance with this common equity ratio requirement, this restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs.

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

Settlement Agreement

The Settlement Agreement provides for a zero net change in base rates, consisting of:  (1) a non-fuel base rate increase of $116.3 million; (2) a fuel-related base rate decrease of $153.1 million (to be implemented by a change in the base fuel rate for fuel and purchased power costs (“Base Fuel Rate”) from $0.03757 to $0.03207 per kilowatt hour (“kWh”); and (3) the transfer of cost recovery for certain renewable energy projects from the Arizona Renewable Energy Standard and Tariff (“RES”) surcharge to base rates in an estimated amount of $36.8 million.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•                                          Modifications to the Power Supply Adjustor (“PSA”), including the elimination of the 90/10 sharing provision;

•                                          A limitation on the use of the RES surcharge and the Demand Side Management Adjustor Charge (“DSMAC”) to recoup capital expenditures not required under the terms of the 2008 rate case settlement agreement discussed below;

•                                          Allowing a negative credit that existed in the PSA rate to continue until February 2013, rather than being reset on the anticipated July 1, 2012 rate effective date;

•                                          Modification of the transmission cost adjustor (“TCA”) to streamline the process for future transmission-related rate changes; and

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 14, 2011, the ACC voted to approve APS’s 2012 RES plan covering the 2012-2016 timeframe and authorized a total 2012 RES budget of $110 million.  On June 29, 2012, APS filed its annual RES implementation plan, covering the 2013-2017 timeframe and requested 2013 RES funding of $97 million to $107 million.  In a final order dated January 31, 2013, the ACC approved a budget of $103 million for APS’s 2013 RES plan.  That budget includes $4 million for residential distributed energy

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

incentives and $0.1 million for commercial distributed energy up-front incentives, but did not include any funds for new commercial distributed energy production-based incentives beyond those for previously approved programs.  The ACC further ordered that a hearing take place to consider APS’s proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  The track and record approach would require monitoring the distributed energy systems that are connected to APS’s system, recording the amount of energy they produce, and reporting the energy production amounts to the ACC for informational purposes only.  Finally, the ACC authorized an APS-led multi-session technical conference designed to consider APS’s net metering policy and the cost and benefits of distributed energy.

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

On June 1, 2011, APS filed its 2012 Demand Side Management Implementation Plan consistent with the ACC’s Electric Energy Efficiency Standards, which became effective January 1, 2011.  The 2012 requirement under such standards is for cumulative energy efficiency savings of 3% of APS retail sales for the prior year.  This energy savings requirement is slightly higher than the goal established by the 2008 retail rate case settlement agreement (2.75% of total energy resources for the same two-year period).  The ACC issued an order on April 4, 2012 approving recovery of approximately $72 million of APS’s energy efficiency and demand side management program costs.  This amount will be recovered by the then existing DSMAC over a twelve-month period beginning March 1, 2012.  This amount does not include $10 million already being recovered in general retail base rates.

On June 1, 2012, APS filed its 2013 Demand Side Management Implementation Plan.  In 2013, the standards will require APS to achieve cumulative energy savings equal to 5% of its 2012 retail energy sales.  Later in 2012, APS filed a supplement to its plan that included a proposed budget for 2013 of $87.6 million.  Although this proposed budget is approximately $5.6 million more than the approved 2012 budget, the expiration of the three-year amortization of 2009 costs and prior year credits would result in a small decrease in the DSMAC for the balance of 2013.  APS expects to receive a decision from the ACC in the second quarter of 2013.

PSA Mechanism and Balance.  The PSA provides for the adjustment of retail rates to reflect variations in retail fuel and purchased power costs.

The following table shows the changes in the deferred fuel and purchased power regulatory asset (liability) for 2013 and 2012 (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2013	2012
Beginning balance	$73	$28
Deferred fuel and purchased power costs — current period	(31)	(47)
Amounts (collected from) credited to customers	(1)	24
Ending balance	$41	$5

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

The formula rate is updated each year effective June 1 on the basis of APS’s actual cost of service, as disclosed in APS’s FERC Form 1 report for the previous fiscal year.  Items to be updated include actual capital expenditures made as compared with previous projections, transmission revenue credits and other items.  The resolution of proposed adjustments can result in significant volatility in the revenues to be collected.  APS reviews the proposed formula rate filing amounts with the ACC staff.  Any items or adjustments which are not agreed to by APS and the ACC staff can remain in dispute until settled or litigated at FERC.  Settlement or litigated resolution of disputed issues could require an extended period of time and could have a significant effect on the Retail Transmission Charge because any adjustment, though applied prospectively, may be calculated to account for previously over- or under-collected amounts.

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

On July 18, 2012, the ACC authorized the implementation of the FERC-approved transmission rates for retail customers discussed above, which became effective August 2012.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As part of APS’s proposed acquisition of Southern California Edison’s (“SCE”) interest in Units 4 and 5 of Four Corners, APS and SCE agreed that upon closing of the acquisition (or in 2016 if the closing does not occur), the companies will terminate an existing agreement that provides transmission capacity for SCE to transmit its portion of the output from Four Corners to California.  On May 1, 2013, APS filed a request with FERC seeking authorization to cancel the existing agreement and defer a $40 million payment to be made by APS associated with the termination and recover the payment through amortization over a 10-year period.  APS believes the costs associated with the termination of the existing agreement are recoverable, but cannot predict whether FERC will approve our request; however, if the recovery is disallowed by FERC, APS would record a charge to its results of operations at the time of the disallowance.

Lost Fixed Cost Recovery (“LFCR”) Mechanism.  The LFCR mechanism permits APS to recover on an after-the-fact basis a portion of its fixed costs that would otherwise have been collected by APS in the kWh sales lost due to APS energy efficiency programs and to distributed generation such as roof-top solar arrays.  The fixed costs recoverable by the LFCR mechanism were established in the recent rate case and amount to approximately 3.1 cents per residential kWh lost and 2.3 cents per non-residential kWh lost.  The kWh’s lost from energy efficiency are based on a third-party evaluation of APS’s energy efficiency programs.  Distributed generation sales losses are determined from the metered output from the distributed generation units or if metering is unavailable, through accepted estimating techniques.

APS filed its first LFCR adjustment on January 15, 2013 and will file for its LFCR adjustment every January thereafter.  On February 12, 2013, the ACC approved an LFCR adjustment of $5.1 million, representing a pro-rated amount for 2012 since the Settlement Agreement went into effect on July 1, 2012.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Assets and Liabilities

The detail of regulatory assets is as follows (dollars in millions):

	Remaining
	Amortization	March 31, 2013		December 31, 2012
	Period	Current	Non-Current	Current	Non-Current
Pension and other postretirement benefits	(a)	$—	$769	$—	$780
Income taxes — allowance for funds used during construction (“AFUDC”) equity	2043	4	93	4	92
Deferred fuel and purchased power — mark-to-market (Note 7)	2016	—	20	19	21
Transmission vegetation management	2016	9	20	9	23
Coal reclamation	2038	8	22	8	24
Palo Verde VIEs (Note 6)	2046	—	39	—	38
Deferred compensation	2036	—	35	—	34
Deferred fuel and purchased power (b) (c)	2013	41	—	73	—
Tax expense of Medicare subsidy	2024	2	17	2	17
Loss on reacquired debt	2034	1	18	2	18
Income taxes — investment tax credit basis adjustment	2042	1	31	1	26
Pension and other postretirement benefits deferral	2015	8	11	8	13
Other	Various	20	22	18	14
Total regulatory assets (d)		$94	$1,097	$144	$1,100

(a)                                 This asset represents the future recovery of under-funded pension and other postretirement benefit obligations through retail rates.  If these costs are disallowed by the ACC, this regulatory asset would be charged to other comprehensive income (“OCI”) and result in lower future revenues.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The detail of regulatory liabilities is as follows (dollars in millions):

	Remaining
	Amortization	March 31, 2013		December 31, 2012
	Period	Current	Non-Current	Current	Non-Current
Removal costs	(a)	$28	$320	$27	$321
Asset retirement obligations	(a)	—	273	—	256
Renewable energy standard (b)	2014	29	16	43	—
Income taxes — change in rates	2042	—	66	—	66
Spent nuclear fuel	2047	5	38	10	36
Deferred gains on utility property	2019	2	12	2	12
Income taxes — deferred investment tax credit	2042	2	63	2	52
Other	Various	11	17	4	16
Total regulatory liabilities		$77	$805	$88	$759

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

Certain pension and other postretirement benefit costs in excess of amounts recovered in electric retail rates were deferred as a regulatory asset for future recovery, pursuant to an ACC regulatory order.  We deferred pension and other postretirement benefit costs of approximately $9 million for the three months ended March 31, 2012.  Pursuant to an ACC regulatory order, we began amortizing the regulatory asset in July 2012.  We amortized approximately $2 million for the three months ended March 31, 2013.  The following table provides details of the plans’ net periodic benefit costs and the portion of these costs charged to expense (including administrative costs and excluding amounts capitalized as overhead construction, billed to electric plant participants or charged or amortized to the regulatory asset) (dollars in millions):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Service cost - benefits earned during the period	$17	$16	$6	$7
Interest cost on benefit obligation	29	30	10	12
Expected return on plan assets	(37)	(35)	(11)	(11)
Amortization of net actuarial loss	9	11	3	6
Net periodic benefit cost	$18	$22	$8	$14
Portion of cost charged to expense	$10	$6	$5	$3

Contributions

We have contributed $56 million to our pension plan year to date in 2013.  The minimum contributions for the pension plan due in 2013, 2014, and 2015 under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) are estimated to be zero, $89 million, and $112 million, respectively.  We expect to make voluntary contributions totaling $140 million to the pension plan in 2013, and contributions up to approximately $175 million in each of 2014 and 2015.  The contributions to our other postretirement benefit plans for 2013, 2014 and 2015 are expected to be approximately $20 million each year.

5.                                      Income Taxes

The $71 million long-term income tax receivable on the Condensed Consolidated Balance Sheets represents the anticipated refunds related to an APS tax accounting method change approved by the Internal Revenue Service (“IRS”) in the third quarter of 2009.  This amount is classified as long-term, as there remains uncertainty regarding the timing of this cash receipt.  Further clarification of the timing is expected from the IRS within the next twelve months.

Net Income associated with the Palo Verde sale leaseback variable interest entities is not subject to tax (see Note 6).  As a result, there is no income tax expense associated with the VIEs recorded on the Condensed Consolidated Statements of Income.

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

The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, includes provisions making qualified property placed into service in 2013 eligible for 50% bonus depreciation for federal income tax purposes.  Full recognition of the cash benefit of this provision is expected to delay realization of approximately $78 million in federal general business income tax credit carryforwards which were classified as current deferred income taxes as of December 31, 2012.  These federal general business tax credit carryforwards have been reclassified to long-term deferred income taxes as of March 31, 2013 as they are no longer expected to be realized within the next twelve months.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013, the tax year ended December 31, 2008 and all subsequent tax years remain subject to examination by the IRS.  With few exceptions, we are no longer subject to state income tax examinations by tax authorities for years before 2008.

6.                                      Palo Verde Sale Leaseback Variable Interest Entities

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

On December 31, 2012, APS notified the lessor trust entities that APS would retain the assets beyond 2015 by either exercising the fixed rate lease renewals or by purchasing the assets.  If APS elects to purchase the assets, the purchase price will be based on the fair market value of the assets at the end of 2015.  If APS elects to extend the leases, we will be required to make payments beginning in 2016 of approximately $23 million annually.  The length of the lease extensions is unknown at this time as it must be determined through an appraisal process.  APS must give notice to the lessor trusts by June 30, 2014 notifying them which of these two options (lease renewal or purchasing the assets) it will exercise.  The December 31, 2012 notification does not impact APS’s consolidation of the VIEs, as APS continues to be deemed the primary beneficiary of the VIEs.

As a result of consolidation, we eliminate rent expense and recognize depreciation and interest expense, resulting in an increase in net income for the three months ended March 31, 2013 of $8 million and for the three months ended March 31, 2012 of $8 million, entirely attributable to the noncontrolling interests.  Income attributable to Pinnacle West shareholders remains the same.  Consolidation of these VIEs also results in changes to our Condensed Consolidated Statements of Cash Flows, but does not impact net cash flows.

Our Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 include the following amounts relating to the VIEs (in millions):

	March 31, 2013	December 31, 2012
Palo Verde sale leaseback property plant and equipment, net of accumulated depreciation	$128	$129
Current maturities of long-term debt	27	27
Palo Verde sale leaseback lessor notes long-term debt excluding current maturities	39	39
Equity — Noncontrolling interests	138	129

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APS is exposed to losses relating to these VIEs upon the occurrence of certain events that APS does not consider to be reasonably likely to occur.  Under certain circumstances (for example, the United States Nuclear Regulatory Commission (“NRC”) issuing specified violation orders with respect to Palo Verde or the occurrence of specified nuclear events), APS would be required to make specified payments to the VIEs’ noncontrolling equity participants, assume the VIEs’ debt, and take title to the leased Unit 2 interests, which, if appropriate, may be required to be written down in value.  If such an event had occurred as of March 31, 2013, APS would have been required to pay the noncontrolling equity participants approximately $139 million and assume $66 million of debt.  Since APS consolidates these VIEs, the debt APS would be required to assume is already reflected in our Condensed Consolidated Balance Sheets.

For regulatory ratemaking purposes, the leases continue to be treated as operating leases and, as a result, we have recorded a regulatory asset relating to the arrangements.

7.                                      Derivative Accounting

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

Our derivative instruments, excluding those qualifying for a scope exception, are recorded on the balance sheet as an asset or liability and are measured at fair value; see Note 12 for a discussion of fair value measurements.  Derivative instruments may qualify for the normal purchases and normal sales scope exception if they require physical delivery and the quantities represent those transacted in the normal course of business.  Derivative instruments qualifying for the normal purchases and normal sales

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

scope exception are accounted for under the accrual method of accounting and excluded from our derivative instrument discussion and disclosures below.

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

As of March 31, 2013, we had the following outstanding gross notional volume of derivatives, which represent both purchases and sales (does not reflect net position):

Commodity	Quantity
Power	7,628	gigawatt hours
Gas	127	Bcfs (a)

(a)                                 “Bcf” is Billion Cubic Feet.

Gains and Losses from Derivative Instruments

The following table provides information about gains and losses from derivative instruments in designated cash flow accounting hedging relationships (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Financial Statement	Three Months Ended March 31,
Commodity Contracts	Location	2013	2012
Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)	Other comprehensive income (loss) - derivative instruments	$96	$(41,903)
Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion Realized) (a)	Fuel and purchased power (b)	(8,353)	(14,500)
Gain Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Fuel and purchased power (b)	—	85

(a)         During the three months ended March 31, 2013 and 2012, we had no amounts reclassified from AOCI to earnings related to discontinued cash flow hedges.

(b)         Amounts are before the effect of PSA deferrals.

During the next twelve months, we estimate that a net loss of $40 million before income taxes will be reclassified from accumulated other comprehensive income as an offset to the effect of market price changes for the related hedged transactions.  In accordance with the PSA, substantially all of these amounts will be recorded as either a regulatory asset or liability and have no immediate effect on earnings.

The following table provides information about gains and losses from derivative instruments not designated as accounting hedging instruments during the three months ended March 31, 2013 and 2012 (dollars in thousands):

		Three Months Ended March 31,
Commodity Contracts	Financial Statement Location	2013	2012

Net Loss Recognized in Income	Operating revenues (a)	$(117)	$(326)

Net Gain (Loss) Recognized in Income	Fuel and purchased power expense (a)	17,350	(25,052)
Total		$17,233	$(25,378)

(a)         Amounts are before the effect of PSA deferrals.

Derivative Instruments in the Condensed Consolidated Balance Sheets

Our derivative transactions are typically executed under standardized or customized agreements, which include collateral requirements and in the event of a default would allow for the netting of positive and negative exposures associated with a single counterparty.  Agreements that allow for the offsetting of positive and negative exposures associated with a single counterparty are considered master netting arrangements.  Transactions with counterparties that have master netting arrangements are offset and

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reported net on the Condensed Consolidated Balance Sheets.  Transactions that do not allow for offsetting of positive and negative positions are reported gross on the Condensed Consolidated Balance Sheets.

We do not offset a counterparty’s current derivative contracts with the counterparty’s non-current derivative contracts, although our master netting arrangements would allow current and non-current positions to be offset in the event of default.  Additionally, in the event of a default, our master netting arrangements would allow for the offsetting of all transactions executed under the master netting arrangement.  These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, trade receivables and trade payables arising from settled positions, and other forms of non-cash collateral (such as letters of credit).  These types of transactions are excluded from the offsetting tables presented below.

The significant majority of our derivative instruments are not currently designated as hedging instruments.  The Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, include gross liabilities of $5 million of derivative instruments designated as hedging instruments.

The following tables provide information about the fair value of our risk management activities reported on a gross basis, and the impacts of offsetting.  These amounts relate to commodity contracts and are located in the assets and liabilities from risk management activities lines of our Condensed Consolidated Balance Sheets.

As of March 31, 2013: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current Assets	$38,623	$(18,344)	$20,279	$67	$20,346
Investments and Other Assets	39,467	(5,420)	34,047	—	34,047
Total Assets	78,090	(23,764)	54,326	67	54,393

Current Liabilities	(78,412)	38,521	(39,891)	(25,463)	(65,354)
Deferred Credits and Other	(93,215)	10,339	(82,876)	—	(82,876)
Total Liabilities	(171,627)	48,860	(122,767)	(25,463)	(148,230)
Total	$(93,537)	$25,096	$(68,441)	$(25,396)	$(93,837)

(a)         All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)         Includes cash collateral provided to counterparties of $25,096.

(c)          Other represents cash collateral and margin relating to non-derivative instruments or derivatives qualifying for scope exceptions.  Includes cash collateral received from counterparties of $25,463, and cash margin provided to counterparties of $67.  This amount is not subject to offsetting.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012: (dollars in thousands)	Gross Recognized Derivatives (a)	Amounts Offset (b)	Net Recognized Derivatives	Other (c)	Amount Reported on Balance Sheet
Current Assets	$42,495	$(17,797)	$24,698	$1,001	$25,699
Investments and Other Assets	41,563	(5,672)	35,891	—	35,891
Total Assets	84,058	(23,469)	60,589	1,001	61,590

Current Liabilities	(105,324)	57,046	(48,278)	(25,463)	(73,741)
Deferred Credits and Other	(100,986)	15,722	(85,264)	—	(85,264)
Total Liabilities	(206,310)	72,768	(133,542)	(25,463)	(159,005)
Total	$(122,252)	$49,299	$(72,953)	$(24,462)	$(97,415)

(a)         All of our gross recognized derivative instruments were subject to master netting arrangements.

(b)         Includes cash collateral provided to counterparties of $49,299.

(c)          Other represents cash collateral relating to non-derivative instruments or derivatives qualifying for scope exceptions.  Includes cash collateral provided to counterparties of $1,001, and cash collateral received from counterparties of $25,463.  This amount is not subject to offsetting.

Credit Risk and Credit Related Contingent Features

We are exposed to losses in the event of nonperformance or nonpayment by counterparties.  We have risk management contracts with many counterparties, including two counterparties for which our exposure represents approximately 83% of Pinnacle West’s $54 million of risk management assets as of March 31, 2013.  This exposure relates to long-term traditional wholesale contracts with counterparties that have high credit quality.  Our risk management process assesses and monitors the financial exposure of all counterparties.  Despite the fact that the great majority of trading counterparties’ debt is rated as investment grade by the credit rating agencies, there is still a possibility that one or more of these companies could default, resulting in a material impact on consolidated earnings for a given period.  Counterparties in the portfolio consist principally of financial institutions, major energy companies, municipalities and local distribution companies.  We maintain credit policies that we believe minimize overall credit risk to within acceptable limits.  Determination of the credit quality of our counterparties is based upon a number of factors, including credit ratings and our evaluation of their financial condition.  To manage credit risk, we employ collateral requirements and standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.  Valuation adjustments are established representing our estimated credit losses on our overall exposure to counterparties.

Certain of our derivative instrument contracts contain credit-risk-related contingent features including, among other things, investment grade credit rating provisions, credit-related cross default provisions, and adequate assurance provisions.  Adequate assurance provisions allow a counterparty with reasonable grounds for uncertainty to demand additional collateral based on a subjective event and/or condition.  For those derivative instruments in a net liability position, with investment grade credit contingencies, the counterparties could demand additional collateral if our debt credit rating were to fall below investment grade (below BBB- for Standard & Poor’s or Fitch or Baa3 for Moody’s).

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about our derivative instruments that have credit-risk-related contingent features at March 31, 2013 (dollars in millions):

March 31, 2013
Aggregate Fair Value of Derivative Instruments in a Net Liability Position	$172
Cash Collateral Posted	25
Additional Cash Collateral in the Event Credit-Risk Related Contingent Features were Fully Triggered (a)	106

(a)         This amount is after counterparty netting and includes those contracts which qualify for scope exceptions, which are excluded from the derivative details above.

We also have energy related non-derivative instrument contracts with investment grade credit-related contingent features which could also require us to post additional collateral of approximately $174 million if our debt credit ratings were to fall below investment grade.

8.                                      Changes in Equity

The following tables show Pinnacle West’s changes in shareholders’ equity and changes in equity of noncontrolling interests for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Common Shareholders	Noncontrolling Interests	Total	Common Shareholders	Noncontrolling Interests	Total

Beginning balance, January 1	$3,972,806	$129,483	$4,102,289	$3,821,850	$108,736	$3,930,586

Net income (loss)	24,444	8,392	32,836	(8,257)	7,776	(481)
Other comprehensive income (loss)	6,077	—	6,077	(15,614)	—	(15,614)
Total comprehensive income (loss)	30,521	8,392	38,913	(23,871)	7,776	(16,095)

Issuance of capital stock	2,574	—	2,574	2,700	—	2,700
Purchase of treasury stock — net	(6,271)	—	(6,271)	(1,754)	—	(1,754)
Other (primarily stock compensation)	14,825	—	14,825	3,350	—	3,350
Dividends on common stock	—	—	—	(57,358)	—	(57,358)
Ending balance, March 31	$4,014,455	$137,875	$4,152,330	$3,744,917	$116,512	$3,861,429

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.                                      Commitments and Contingencies

Palo Verde Nuclear Generating Station

Spent Nuclear Fuel and Waste Disposal

On December 19, 2012, APS, acting on behalf of itself and the participant owners of Palo Verde, filed a breach of contract lawsuit against the United States Department of Energy (“DOE”) in the United States Court of Federal Claims.  The lawsuit seeks to recover APS’s damages incurred due to DOE’s breach of the Standard Contract for failing to accept Palo Verde spent nuclear fuel and high level waste from January 1, 2007 through June 30, 2011, as it was required to do pursuant to the terms of the Standard Contract and the Nuclear Waste Policy Act.

APS currently estimates it will incur $122 million over the current life of Palo Verde for its share of the costs related to the on-site interim storage of spent nuclear fuel.  At March 31, 2013, APS had a regulatory liability of $43 million that represents amounts recovered in retail rates in excess of amounts spent for on-site interim spent fuel storage.

Nuclear Insurance

Public liability for incidents at nuclear power plants is governed by the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”), which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with the Price-Anderson Act, the Palo Verde participants are insured against public liability for a nuclear incident up to $12.6 billion per occurrence.  Palo Verde maintains the maximum available nuclear liability insurance in the amount of $375 million, which is provided by commercial insurance carriers.  The remaining balance of $12.2 billion of liability coverage is provided through a mandatory industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, APS could be assessed retrospective premium adjustments.  The maximum assessment per reactor under the program for each nuclear incident is approximately $118 million, subject to an annual limit of $18 million per incident, to be periodically adjusted for inflation.  Based on APS’s interest in the three Palo Verde units, APS’s maximum potential retrospective assessment per incident for all three units is approximately $103 million, with an annual payment limitation of approximately $15 million.

The Palo Verde participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at Palo Verde in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  Effective April 1, 2013, a sublimit of $1.5 billion for non-nuclear property damage losses has been imposed on the primary policy offered by Nuclear Electric Insurance Limited (“NEIL”).  APS has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  Effective April 1, 2013, a sublimit of $327.6 million has been imposed on the non-nuclear losses of the accidental outage policy (NEIL I policy).  The property damage, decontamination, and replacement power coverages are provided by NEIL.  APS is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount APS could incur under the current NEIL policies totals approximately $18 million for each retrospective assessment declared by NEIL’s Board of Directors due to losses.  In addition, NEIL policies contain rating triggers that would result in APS providing approximately $48 million of collateral assurance within 20 business days of a rating downgrade to non-

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

investment grade.  The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions, sublimits and exclusions.

Contractual Obligations

There have been no material changes outside the normal course of business in contractual obligations from the information provided in our 2012 Form 10-K.

Superfund-Related Matters

The Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) establishes liability for the cleanup of hazardous substances found contaminating the soil, water or air.  Those who generated, transported or disposed of hazardous substances at a contaminated site are among those who are potentially responsible parties (“PRPs”).  PRPs may be strictly, and often are jointly and severally, liable for clean-up.  On September 3, 2003, the United States Environmental Protection Agency (“EPA”) advised APS that EPA considers APS to be a PRP in the Motorola 52nd Street Superfund Site, Operable Unit 3 (“OU3”) in Phoenix, Arizona.  APS has facilities that are within this Superfund site.  APS and Pinnacle West have agreed with EPA to perform certain investigative activities of the APS facilities within OU3.  In addition, on September 23, 2009, APS agreed with EPA and one other PRP to voluntarily assist with the funding and management of the site-wide groundwater remedial investigation and feasibility study work plan.  We estimate that our costs related to this investigation and study will be approximately $2 million.  We anticipate incurring additional expenditures in the future, but because the overall investigation is not complete and ultimate remediation requirements are not yet finalized, at the present time expenditures related to this matter cannot be reasonably estimated.

The Roosevelt Irrigation District (“RID”) filed a lawsuit in Arizona District Court against over 40 defendants, alleging that RID’s groundwater wells were contaminated by the release of hazardous substances from facilities owned or operated by the defendants.  The lawsuit also alleges that, under Superfund laws, the defendants are jointly and severally liable to RID.  On February 21, 2013, certain of the defendants filed third-party complaints against additional parties, including APS.  The allegations against APS arise out of APS’s current and former ownership of facilities in and around OU3.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

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

On September 21, 2012, a three-judge panel of the Ninth Circuit affirmed the district court’s dismissal of the Kivalina plaintiffs’ federal common law public nuisance action.  The court declined to address any other issue raised by the parties, including the plaintiffs’ state nuisance law claim.  On

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 4, 2012, the plaintiffs filed a petition for rehearing by the entire Ninth Circuit, but on November 27, 2012, the court denied plaintiffs’ petition.  On February 25, 2013, plaintiffs requested the United States Supreme Court to hear the case.  The Court has not yet ruled on this request.  APS continues to believe the action in Kivalina is without merit and will continue to defend against both the federal and state claims.

Southwest Power Outage

On September 8, 2011 at approximately 3:30 PM, a 500 kilovolt (“kV”) transmission line running between the Hassayampa and North Gila substations in southwestern Arizona tripped out of service due to a fault that occurred at a switchyard operated by APS.  Approximately ten minutes after the transmission line went off-line, generation and transmission resources for the Yuma area were lost, resulting in approximately 69,700 APS customers losing service.

Within the same time period that APS’s Yuma customers lost service, a series of transmission and generation disruptions occurred across the systems of several utilities that resulted in outages affecting portions of southern Arizona, southern California and northern Mexico.  A total of approximately 7,900 megawatts (“MW”) of firm load and 2.7 million customers were reported to have been affected.  Service to all affected APS customers was restored by 9:15 PM on September 8.  Service to customers affected by the wider regional outages was restored by approximately 3:25 AM on September 9.

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

Clean Air Act Lawsuit

On October 4, 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the New Source Review (“NSR”) provisions of the Clean Air Act.  Subsequent to filing its original Complaint, on January 6, 2012, Earthjustice filed a First Amended Complaint adding claims for violations of the Clean Air Act’s New Source Performance Standards (“NSPS”) program.  Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required NSR permits and complies with the NSPS.  The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project.  On April 2, 2012, APS and the other Four Corners participants filed motions to dismiss.  The case is being held in abeyance while the parties seek to negotiate a settlement.  On March 30, 2013, upon joint motion of the parties, the court issued an order deeming the motions to dismiss withdrawn without prejudice during pendency of the stay.  At such time as the stay is lifted, APS and the other Four Corners

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

participants may reinstate their motions to dismiss without risk of default.  We are unable to determine a range of potential losses that are reasonably possible of occurring.

Environmental Matters

APS is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions, water quality, wastewater discharges, solid waste, hazardous waste, and coal combustion residuals (“CCR”).  These laws and regulations can change from time to time, imposing new obligations on APS resulting in increased capital, operating, and other costs.  Associated capital expenditures or operating costs could be material.  APS intends to seek recovery of any such environmental compliance costs through our rates, but cannot predict whether it will obtain such recovery.  The following proposed and final rules involve material compliance costs to APS.

Regional Haze Rules.  APS has received the final rulemaking imposing new requirements on Four Corners and the Cholla Power Plant (“Cholla”) and is currently awaiting a final rulemaking from EPA that could impose new requirements on the Navajo Generating Station (“Navajo Plant”).  EPA and Arizona Department of Environmental Quality (“ADEQ”) will require these plants to install pollution control equipment that constitutes the best available retrofit technology to lessen the impacts of emissions on visibility surrounding the plants.  Based on EPA’s final standards, APS’s share of its total costs for Four Corners (assuming the consummation of its purchase of SCE’s interest in Units 4 and 5 and subsequent shut down of Units 1-3) could be approximately $300 million.  APS’s share of costs for upgrades at Navajo, based on EPA’s Federal Implementation Plan (“FIP”) proposal, could be up to approximately $158 million.  APS has filed a Petition for Review of EPA’s rule as it applies to Cholla, which, if not successful, will require installation of controls with a cost to APS of approximately $187 million.

Mercury and Other Hazardous Air Pollutants.  In 2011, EPA issued rules establishing maximum achievable control technology standards to regulate emissions of mercury and other hazardous air pollutants from fossil-fired plants.  APS estimates that the cost for the remaining equipment necessary to meet these standards is approximately $124 million for Cholla Units 1-3.  Estimated costs for Four Corners Units 1-3 are not included in our current environmental expenditure estimates since our estimates assume the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shut down of Units 1-3.  Salt River Project Agricultural Improvement and Power District (“SRP”), the operating agent for the Navajo Plant, is still evaluating compliance options under the rules.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regional Haze Rules — Cholla

APS believes that EPA’s final rule as it applies to Cholla is unsupported and that EPA had no basis for disapproving Arizona’s State Implementation Plan (“SIP”) and promulgating a FIP that is inconsistent with the state’s considered “best available retrofit technology” (“BART”) determinations under the regional haze program.  Accordingly, on February 1, 2013, APS filed a Petition for Review of the final BART rule in the United States Court of Appeals for the Ninth Circuit.  In addition, on February 4, 2013, APS filed a Petition for Reconsideration and Stay of the final BART rule with EPA.  On March 22, 2013, APS filed a motion with the court to suspend the compliance deadlines under the BART rule until the court rules on the matter.  The State of Arizona and three other utilities also filed similar petitions and motions.

Financial Assurances

APS has entered into various agreements that require letters of credit for financial assurance purposes.  At March 31, 2013, approximately $76 million of letters of credit were outstanding to support existing pollution control bonds of a similar amount.  The letters of credit are available to fund the payment of principal and interest of such debt obligations.  One of these letters of credit expires in 2015 and two expire in 2016.  APS has also entered into letters of credit to support certain equity participants in the Palo Verde sale leaseback transactions (see Note 6 for further details on the Palo Verde sale leaseback transactions).  These letters of credit will expire December 31, 2015, and totaled approximately $34 million at March 31, 2013.  Additionally, APS has issued letters of credit to support collateral obligations under certain risk management arrangements including certain natural gas tolling contracts entered into with third parties.  At March 31, 2013, $65 million of such letters of credit were outstanding that will expire in 2013 and 2015.

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

Pinnacle West has issued parental guarantees and surety bonds for APS which were not material at March 31, 2013.

10.                               Other Income and Other Expense

The following table provides detail of other income and other expense for the three months ended March 31, 2013 and 2012 (dollars in thousands):

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2013	2012
Other income:
Interest income	$76	$605
Miscellaneous	682	155
Total other income	$758	$760

Other expense:
Non-operating costs	$(1,932)	$(1,850)
Investment losses — net	(112)	(53)
Miscellaneous	(1,708)	(2,165)
Total other expense	$(3,752)	$(4,068)

11.          Earnings Per Share

The following table presents earnings per weighted average common share outstanding for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Basic earnings per share:
Income (loss) from continuing operations attributable to common shareholders	$0.22	$(0.07)
Loss from discontinued operations	—	(0.01)
Earnings (loss) per share — basic	$0.22	$(0.08)

Diluted earnings per share:
Income (loss) from continuing operations attributable to common shareholders	$0.22	$(0.07)
Loss from discontinued operations	—	(0.01)
Earnings (loss) per share — diluted	$0.22	$(0.08)

Performance shares and restricted stock units (which are contingently issuable) increased the weighted average common shares outstanding by approximately 1,003,000 shares for the three months ended March 31, 2013.  For the three months ended March 31, 2012, the weighted average common shares outstanding were the same for both basic and diluted shares.

For the three months ended March 31, 2013 and 2012, there were no common stock options that were excluded from the computation of diluted earnings per share as a result of the options’ exercise prices being greater than the average market price of the common shares.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.          Fair Value Measurements

We classify our assets and liabilities that are carried at fair value within the fair value hierarchy.  This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories.  The three levels of the fair value hierarchy are:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide information on an ongoing basis.  This category includes exchange-traded equities, exchange-traded derivative instruments, cash equivalents, and investments in United States Treasury securities.

Level 2 — Utilizes quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable (such as yield curves).  This category includes non-exchange traded contracts such as forwards, options, swaps and certain investments in fixed income securities.  This category also includes investments in common and collective trusts and commingled funds that are redeemable and valued based on the funds’ net asset value (“NAV”).

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

Recurring Fair Value Measurements

We apply recurring fair value measurements to certain cash equivalents, derivative instruments, investments held in our nuclear decommissioning trust and plan assets held in our retirement and other benefit plans.  See Note 8 in the 2012 Form 10-K for the fair value discussion of plan assets held in our retirement and other benefit plans.

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

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash equivalents reported within Level 2 represent investments held in a short-term investment commingled fund, valued using NAV, which invests in United States government fixed income securities.  We may transact in this commingled fund on a daily basis at the NAV.

Fixed income securities issued by the United States Treasury held directly by the nuclear decommissioning trust are valued using quoted active market prices and are classified as Level 1.  Fixed income securities issued by corporations, municipalities, and other agencies including mortgage-backed instruments are valued using quoted inactive market prices, quoted active market prices for similar securities, or by utilizing calculations which incorporate observable inputs such as yield curves and spreads relative to such yield curves.  These instruments are classified as Level 2.  Whenever possible, multiple market quotes are obtained which enables a cross-check validation.  A primary price source is identified based on asset type, class, or issue of securities.

Our trustee provides valuation of our nuclear decommissioning trust assets by using pricing services that utilize the valuation methodologies described to determine fair market value.  We have internal control procedures designed to ensure this information is consistent with fair value accounting guidance.  These procedures include assessing valuations using an independent pricing source, verifying that pricing can be supported by actual recent market transactions, assessing hierarchy classifications, comparing investment returns with benchmarks, and obtaining and reviewing independent audit reports on the trustee’s internal operating controls and valuation processes.  See Note 13 for additional discussion about our nuclear decommissioning trust.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Tables

The following table presents the fair value at March 31, 2013 of our assets and liabilities that are measured at fair value on a recurring basis (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (a) (Level 3)	Other		Balance at March 31, 2013
Assets
Risk management activities — derivative instruments:
Commodity contracts	$—	$28	$50	$(24	)(b)	$54
Nuclear decommissioning trust:
U.S. commingled equity funds	—	226	—	—		226
Fixed income securities:
U.S. Treasury	115	—	—	—		115
Cash and cash equivalent funds	5	17	—	(9	)(c)	13
Corporate debt	—	80	—	—		80
Mortgage-backed securities	—	89	—	—		89
Municipality bonds	—	63	—	—		63
Other	—	10	—	—		10
Subtotal nuclear decommissioning trust	120	485	—	(9)		596
Total	$120	$513	$50	$(33)		$650

Liabilities
Risk management activities — derivative instruments:
Commodity contracts	$—	$(69)	$(103)	$24	(b)	$(148)

(a)                                 Primarily consists of heat rate options and long-dated electricity contracts.

(b)                                 Primarily represents counterparty netting, margin and collateral (see Note 7).

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

(b)                                 Represents counterparty netting, margin and collateral (see Note 7).

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

Our option contracts classified as Level 3 primarily relate to purchase heat rate options.  The significant unobservable inputs for these instruments include electricity prices, gas prices and implied volatilities.  If electricity prices and electricity price implied volatilities increase, we would expect the fair value of these options to increase, and if these valuation inputs decrease, we would expect the fair value of these options to decrease.  If natural gas prices and natural gas price implied volatilities increase, we would expect the fair value of these options to decrease, and if these inputs decrease, we would expect the fair value of the options to increase.  The commodity prices and implied volatilities do not always move in corresponding directions.  The options’ fair values are impacted by the net changes of these various inputs.

Other unobservable valuation inputs include credit and liquidity reserves which do not have a material impact on our valuations; however, significant changes in these inputs could also result in higher or lower fair value measurements.

The following table provides information regarding our significant unobservable inputs used to value our Level 3 instruments:

	March 31, 2013 Fair Value (millions)		Valuation	Significant		Weighted-
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range	Average
Electricity:
Forward Contracts (a)	$49	$73	Discounted cash flows	Electricity forward price (per MWh)	$24.88 - $65.92	$44.47

Option Contracts	—	29	Option model	Electricity forward price (per MWh)	$42.37 - $90.46	$61.70
				Natural gas forward price (per mmbtu)	$4.09 - $4.22	$4.17
				Implied electricity price volatilities	15% - 74%	40%
				Implied natural gas price volatilities	16% - 31%	22%
Natural Gas:
Forward Contracts (a)	1	1	Discounted cash flows	Natural gas forward price (per mmbtu)	$3.81 - $4.48	$4.29
Total	$50	$103

(a)                                 Includes swaps and physical and financial contracts.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012 Fair Value (millions)		Valuation	Significant		Weighted-
Commodity Contracts	Assets	Liabilities	Technique	Unobservable Input	Range	Average
Electricity:
Forward Contracts (a)	$57	$82	Discounted cash flows	Electricity forward price (per MWh)	$23.06 - $64.20	$43.16

Option Contracts	—	27	Option model	Electricity forward price (per MWh)	$36.66 - $92.19	$60.97
				Natural gas forward price (per mmbtu)	$4.10 - $4.25	$4.20
				Implied electricity price volatilities	15% - 66%	39%
				Implied natural gas price volatilities	17% - 36%	23%
Natural Gas:
Forward Contracts (a)	5	1	Discounted cash flows	Natural gas forward price (per mmbtu)	$3.25 - $4.44	$3.93
Total	$62	$110

(a)                                 Includes swaps and physical and financial contracts.

The following table shows the changes in fair value for our risk management activities assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
Commodity Contracts	2013	2012
Net derivative balance at beginning of period	$(48)	$(51)
Total net gains (losses) realized/unrealized:
Included in earnings	—	1
Included in OCI	—	(5)
Deferred as a regulatory asset or liability	(1)	(5)
Settlements	(2)	1
Transfers into Level 3 from Level 2	(1)	2
Transfers from Level 3 into Level 2	(1)	(1)
Net derivative balance at end of period	$(53)	$(58)

Net unrealized gains included in earnings related to instruments still held at end of period	$—	$—

Amounts included in earnings are recorded in either operating revenues or purchased power depending on the nature of the underlying contract.

Transfers reflect the fair market value at the beginning of the period and are triggered by a change in the lowest significant input as of the end of the period.  We had no significant Level 1 transfers to or

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

13.                               Nuclear Decommissioning Trusts

To fund the costs APS expects to incur to decommission Palo Verde, APS established external decommissioning trusts in accordance with NRC regulations.  Third-party investment managers are authorized to buy and sell securities per their stated investment guidelines.  The trust funds are invested in fixed income securities and equity securities.  APS classifies investments in decommissioning trust funds as available for sale.  As a result, we record the decommissioning trust funds at their fair value on our Condensed Consolidated Balance Sheets.  See Note 12 for a discussion of how fair value is determined and the classification of the nuclear decommissioning trust investments within the fair value hierarchy.  Because of the ability of APS to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, we have deferred realized and unrealized gains and losses (including other-than-temporary impairments on investment securities) in other regulatory liabilities.  The following table includes the unrealized gains and losses based on the original cost of the investment and summarizes the fair value of APS’s nuclear decommissioning trust fund assets at March 31, 2013 and December 31, 2012 (dollars in millions):

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
March 31, 2013
Equity securities	$226	$87	$—
Fixed income securities	379	21	(1)
Net payables (a)	(9)	—	—
Total	$596	$108	$(1)

(a)                                 Net payables relate to pending securities sales and purchases.

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
December 31, 2012
Equity securities	$204	$67	$—
Fixed income securities	371	24	—
Net payables (a)	(4)	—	—
Total	$571	$91	$—

(a)                                 Net payables relate to pending securities sales and purchases.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The costs of securities sold are determined on the basis of specific identification.  The following table sets forth approximate realized gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Realized gains	$2	$2
Realized losses	(1)	(1)
Proceeds from the sale of securities (a)	135	92

(a)                                 Proceeds are reinvested in the trust.

The fair value of fixed income securities, summarized by contractual maturities, at March 31, 2013 is as follows (dollars in millions):

Fair Value
Less than one year	$17
1 year - 5 years	105
5 years - 10 years	100
Greater than 10 years	157
Total	$379

14.                               New Accounting Standards

During 2013, we adopted, on a retrospective basis, new guidance relating to balance sheet offsetting disclosures.  The new guidance requires enhanced disclosures regarding an entity’s ability to offset certain instruments on the balance sheet and how offsetting impacts the balance sheet.  The adoption of this guidance resulted in expanded disclosures relating to our derivative instruments (see Note 7), but did not impact our financial statement results.

During 2013, we also adopted, on a prospective basis, new guidance relating to reporting amounts reclassified from accumulated other comprehensive income.  This guidance requires new disclosures relating to accumulated other comprehensive income and how reclassifications from accumulated other comprehensive income impact net income.  As a result of adopting this new guidance, we have included a new footnote disclosure to provide the information required by the new standard (see Notes 15 and S-3).  The adoption of this guidance did not impact our financial statement results.

PINNACLE WEST CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.                               Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, including reclassification adjustments, by component for the three-month period ended March 31, 2013 (dollars in thousands):

	Derivative Instruments	Pension and Other Postretirement Benefits	Total

Beginning balance, January 1	$(49,592)	$(64,416)	$(114,008)

Other comprehensive income before reclassifications, net of tax expense of $38	58	—	58

Amounts reclassified from accumulated other comprehensive loss:
Net realized loss, net of tax benefit of $3,300	5,053	—	5,053
Amortization of actuarial loss, net of tax benefit of $582	—	890	890
Amortization of prior service cost, net of tax benefit of $49	—	76	76

Total reclassifications for the period, net of tax benefit of $3,300, $631 and $3,931	5,053 (a)	966 (b)	6,019

Net current period other comprehensive income, net of tax expense of $3,338, $631 and $3,969	5,111	966	6,077

Ending balance, March 31	$(44,481)	$(63,450)	$(107,931)

(a)         These amounts are included in the computation of fuel and purchased power costs and are subject to the PSA.  See Note 7.

(b)         These amounts are included in the computation of net periodic pension cost.  See Note 4.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012

ELECTRIC OPERATING REVENUES	$685,827	$620,248

OPERATING EXPENSES
Fuel and purchased power	230,679	216,309
Operations and maintenance	220,752	208,447
Depreciation and amortization	103,706	100,085
Income taxes	16,060	(814)
Taxes other than income taxes	39,768	42,226
Total	610,965	566,253
OPERATING INCOME	74,862	53,995

OTHER INCOME (DEDUCTIONS)
Income taxes	2,332	1,706
Allowance for equity funds used during construction	6,864	4,756
Other income (Note S-2)	1,343	510
Other expense (Note S-2)	(6,296)	(4,624)
Total	4,243	2,348

INTEREST EXPENSE
Interest on long-term debt	46,221	52,737
Interest on short-term borrowings	1,429	2,035
Debt discount, premium and expense	1,011	1,060
Allowance for borrowed funds used during construction	(3,990)	(3,151)
Total	44,671	52,681

NET INCOME	34,434	3,662

Less: Net income attributable to noncontrolling interests (Note 6)	8,392	7,767

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDER	$26,042	$(4,105)

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012

NET INCOME	$34,434	$3,662

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Net unrealized gain (loss), net of tax benefit (expense) of ($38) and $16,554	58	(25,348)
Reclassification of net realized loss, net of tax benefit of $3,300 and $5,728	5,052	8,772
Pension and other postretirement benefits activity, net of tax expense of $576 and $536	882	821
Total other comprehensive income (loss)	5,992	(15,755)

COMPREHENSIVE INCOME (LOSS)	40,426	(12,093)
Less: Comprehensive income attributable to noncontrolling interests	8,392	7,767

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDER	$32,034	$(19,860)

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31,	December 31,
	2013	2012
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Plant in service and held for future use	$14,490,460	$14,342,501
Accumulated depreciation and amortization	(4,993,480)	(4,925,990)
Net	9,496,980	9,416,511

Construction work in progress	498,124	565,716
Palo Verde sale leaseback, net of accumulated depreciation (Note 6)	128,027	128,995
Intangible assets, net of accumulated amortization	162,823	161,995
Nuclear fuel, net of accumulated amortization	140,909	122,778
Total property, plant and equipment	10,426,863	10,395,995

INVESTMENTS AND OTHER ASSETS
Nuclear decommissioning trust (Note 13)	596,168	570,625
Assets from risk management activities (Note 7)	34,047	35,891
Other assets	32,120	31,650
Total investments and other assets	662,335	638,166

CURRENT ASSETS
Cash and cash equivalents	7,328	3,499
Customer and other receivables	266,994	274,815
Accrued unbilled revenues	90,147	94,845
Allowance for doubtful accounts	(2,537)	(3,340)
Materials and supplies (at average cost)	223,605	218,096
Fossil fuel (at average cost)	35,211	31,334
Deferred fuel and purchased power regulatory asset (Note 3)	41,315	72,692
Other regulatory assets (Note 3)	52,872	71,257
Deferred income taxes	59,807	74,420
Assets from risk management activities (Note 7)	20,346	25,699
Other current assets	39,354	37,666
Total current assets	834,442	900,983

DEFERRED DEBITS
Regulatory assets (Note 3)	1,097,389	1,099,900
Unamortized debt issue costs	22,889	22,492
Income tax receivable (Note 5)	71,223	70,784
Other	114,903	114,222
Total deferred debits	1,306,404	1,307,398

TOTAL ASSETS	$13,230,044	$13,242,542

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31,	December 31,
	2013	2012
LIABILITIES AND EQUITY

CAPITALIZATION
Common stock	$178,162	$178,162
Additional paid-in capital	2,379,696	2,379,696
Retained earnings	1,650,277	1,624,237
Accumulated other comprehensive loss:
Pension and other postretirement benefits	(38,621)	(39,503)
Derivative instruments	(44,482)	(49,592)
Total shareholder equity	4,125,032	4,093,000
Noncontrolling interests (Note 6)	137,875	129,483
Total equity (Note S-1)	4,262,907	4,222,483
Long-term debt less current maturities	3,140,589	3,035,219
Palo Verde sale leaseback lessor notes less current maturities (Note 6)	38,869	38,869
Total capitalization	7,442,365	7,296,571

CURRENT LIABILITIES
Commercial paper	—	92,175
Current maturities of long-term debt	122,828	122,828
Accounts payable	207,310	215,577
Accrued taxes (Note 5)	159,762	116,700
Accrued interest	44,649	49,135
Common dividends payable	—	59,800
Customer deposits	80,783	79,689
Liabilities from risk management activities (Note 7)	65,354	73,741
Regulatory liabilities (Note 3)	76,640	88,116
Other current liabilities	102,349	145,326
Total current liabilities	859,675	1,043,087

DEFERRED CREDITS AND OTHER
Deferred income taxes	2,109,332	2,133,976
Regulatory liabilities (Note 3)	805,230	759,201
Liability for asset retirements	358,184	357,097
Liabilities for pension and other postretirement benefits (Note 4)	994,365	1,017,556
Liabilities from risk management activities (Note 7)	82,876	85,264
Customer advances	108,986	109,359
Coal mine reclamation	119,044	118,860
Unrecognized tax benefits (Note 5)	72,047	70,932
Other	277,940	250,639
Total deferred credits and other	4,928,004	4,902,884

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

TOTAL LIABILITIES AND EQUITY	$13,230,044	$13,242,542

See Notes to Pinnacle West’s Condensed Consolidated Financial Statements and Supplemental Notes to Arizona Public Service Company’s Condensed Consolidated Financial Statements.

ARIZONA PUBLIC SERVICE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,434	$3,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including nuclear fuel	124,320	118,463
Deferred fuel and purchased power	31,194	46,754
Deferred fuel and purchased power amortization	1,122	(24,514)
Allowance for equity funds used during construction	(6,864)	(4,756)
Deferred income taxes	12,756	(2,044)
Change in derivative instruments fair value	333	1,985
Changes in current assets and liabilities:
Customer and other receivables	2,464	52,416
Accrued unbilled revenues	4,698	20,511
Materials, supplies and fossil fuel	(9,386)	(13,753)
Other current assets	(2,526)	(3,847)
Accounts payable	12,892	(39,812)
Accrued taxes and income taxes receivable — net	43,323	42,039
Other current liabilities	(58,419)	(53,449)
Change in margin and collateral accounts — assets	933	(1,853)
Change in margin and collateral accounts — liabilities	24,205	(32,950)
Change in other long-term assets	(29,022)	(21,656)
Change in other long-term liabilities	41,760	27,557
Net cash flow provided by operating activities	228,217	114,753
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(182,859)	(240,973)
Contributions in aid of construction	14,912	13,871
Allowance for borrowed funds used during construction	(3,990)	(3,151)
Proceeds from nuclear decommissioning trust sales	135,240	92,047
Investment in nuclear decommissioning trust	(139,553)	(96,360)
Other	(470)	(533)
Net cash flow used for investing activities	(176,720)	(235,099)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	104,307	319,081
Short-term borrowings — net	(92,175)	216,600
Repayment of long-term debt	—	(375,727)
Dividends paid on common stock	(59,800)	(57,400)
Net cash flow provided by (used for) financing activities	(47,668)	102,554
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,829	(17,792)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,499	19,873
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,328	$2,081
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of amounts capitalized	$48,146	$61,701
Significant non-cash investing and financing activities:
Accrued capital expenditures	$6,575	$13,622

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

	Condensed Consolidated Note Reference	APS’s Supplemental Note Reference
Consolidation and Nature of Operations	Note 1	—
Long-Term Debt and Liquidity Matters	Note 2	—
Regulatory Matters	Note 3	—
Retirement Plans and Other Benefits	Note 4	—
Income Taxes	Note 5	—
Palo Verde Sale Leaseback Variable Interest Entities	Note 6	—
Derivative Accounting	Note 7	—
Changes in Equity	Note 8	Note S-1
Commitments and Contingencies	Note 9	—
Other Income and Other Expense	Note 10	Note S-2
Earnings Per Share	Note 11	—
Fair Value Measurements	Note 12	—
Nuclear Decommissioning Trusts	Note 13	—
New Accounting Standards	Note 14	—
Changes in Accumulated Other Comprehensive Income	Note 15	Note S-3

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-1.                           Changes in Equity

The following tables show APS’s changes in shareholder equity and changes in equity of noncontrolling interests for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Shareholder Equity	Noncontrolling Interests	Total	Shareholder Equity	Noncontrolling Interests	Total

Beginning balance, January 1	$4,093,000	$129,483	$4,222,483	$3,943,007	$108,399	$4,051,406

Net income (loss)	26,042	8,392	34,434	(4,105)	7,767	3,662
OCI (loss)	5,992	—	5,992	(15,755)	—	(15,755)
Total comprehensive income (loss)	32,034	8,392	40,426	(19,860)	7,767	(12,093)

Dividends on common stock	—	—	—	(57,400)	—	(57,400)
Other	(2)	—	(2)	1	—	1
Ending balance, March 31	$4,125,032	$137,875	$4,262,907	$3,865,748	$116,166	$3,981,914

S-2.                           Other Income and Other Expense

The following table provides detail of APS’s other income and other expense for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Other income:
Interest income	$23	$107
Miscellaneous	1,320	403
Total other income	$1,343	$510

Other expense:
Non-operating costs (a)	$(2,320)	$(1,741)
Asset dispositions	(1,264)	(223)
Miscellaneous	(2,712)	(2,660)
Total other expense	$(6,296)	$(4,624)

(a)                                 As defined by the FERC, includes below-the-line non-operating utility expense (items excluded from utility rate recovery).

ARIZONA PUBLIC SERVICE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

S-3.                           Changes in Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive income (loss), including reclassification adjustments, by component for the three-month period ended March 31, 2013 (dollars in thousands):

	Derivative Instruments	Pension and Other Postretirement Benefits	Total

Beginning balance, January 1	$(49,592)	$(39,503)	$(89,095)

Other comprehensive income before reclassifications, net of tax expense of $38	58	—	58

Amounts reclassified from accumulated other comprehensive loss:
Net realized loss, net of tax benefit of $3,300	5,052	—	5,052
Amortization of actuarial loss, net of tax benefit of $527	—	808	808
Amortization of prior service cost, net of tax benefit of $49	—	74	74

Total reclassifications for the period, net of tax benefit of $3,300, $576 and $3,876	5,052 (a)	882 (b)	5,934

Net current period other comprehensive income, net of tax expense of $3,338, $576 and $3,914	5,110	882	5,992

Ending balance, March 31	$(44,482)	$(38,621)	$(83,103)

(a)         These amounts are included in the computation of fuel and purchased power costs and are subject to the PSA.  See Note 7.

(b)         These amounts are included in the computation of net periodic pension cost.  See Note 4.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Pinnacle West’s Condensed Consolidated Financial Statements and APS’s Condensed Consolidated Financial Statements and the related Notes that appear in Item 1 of this report.  For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see “Forward-Looking Statements” at the front of this report and “Risk Factors” in Part 1, Item 1A of the 2012 Form 10-K.

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

SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the plant.  On November 8, 2010, APS and SCE entered into an asset purchase agreement (“Asset Purchase Agreement”), providing for the purchase by APS of SCE’s 48% interest in each of Units 4 and 5 of Four Corners.  The purchase price is $294 million, subject to certain adjustments.  Completion of the purchase by APS is subject to the receipt of approvals by the ACC, the California Public Utilities Commission (“CPUC”) and the FERC.  On March 29, 2012, the CPUC issued an order approving the sale.  On April 18, 2012, the ACC voted to allow APS to move forward with the purchase.  The Asset Purchase Agreement provides that the purchase price will be reduced by $7.5 million for each month between October 1, 2012 and the closing date.  The ACC reserved the right to review the prudence of the transaction for cost recovery purposes in a future proceeding if the purchase closes.  The ACC also authorized an accounting deferral of certain costs associated with the purchase until any such cost recovery proceeding concludes.  The FERC application seeking authorization for the transaction was approved on November 27, 2012.  The principal remaining condition to closing is the negotiation and execution of a new coal supply contract on terms reasonably acceptable to APS.

On December 19, 2012, BHP Billiton New Mexico Coal, Inc. (“BHP Billiton”), the parent company of BHP Navajo Coal Company (“BNCC”), the coal supplier and operator of the mine that serves Four Corners, announced that it has entered into a Memorandum of Understanding with the Navajo Nation setting out the key terms under which full ownership of BNCC would be sold to the Navajo Nation.  BHP Billiton would be retained by BNCC under contract as the mine manager and operator until July 2016.  Key terms of the new coal supply contract are being finalized by the Navajo Nation and APS and the other Four Corners co-owners.

As a result of this proposed change in ownership of BNCC, APS now expects that a new coal supply contract would be executed upon completion of negotiations and following the endorsement of the transfer of ownership of the stock of BNCC to a new Navajo Nation commercial enterprise to be established by the Navajo Nation Tribal Council.  On April 29, 2013, the Tribal Council approved the creation of the new commercial enterprise with sufficient power and authority to execute the transaction with BHP Billiton.

Pursuant to the Asset Purchase Agreement, either APS or SCE has a right to terminate the Agreement if satisfaction of the closing conditions had not occurred by December 31, 2012, unless the party seeking to terminate is then in breach of the Agreement.

APS, on behalf of the Four Corners participants, negotiated amendments to an existing facility lease with the Navajo Nation which extends the Four Corners leasehold interest from 2016 to 2041.  The Navajo Nation approved these amendments in March 2011.  The effectiveness of the amendments also requires the approval of the United States Department of the Interior (“DOI”), as does a related federal rights-of-way grant which the Four Corners participants will pursue.  A federal environmental review is underway as part of the DOI review process.

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

APS cannot predict whether the mutual right to terminate in the Asset Purchase Agreement will be exercised by a party to that agreement in the future, whether BHP Billiton and the Navajo Nation will consummate the transfer of ownership of BNCC, or whether the coal supply contract will be finalized and executed by the Four Corners co-owners, such that closing of APS’s purchase of SCE’s interest in Four Corners can occur.

Transmission and Delivery.  APS is working closely with regulators to identify and plan for transmission needs that continue to support system reliability, access to markets and renewable energy development.  The capital expenditures table presented in the “Liquidity and Capital Resources” section below includes the next three years of new transmission projects, along with other transmission costs for upgrades and replacements.  APS is also working to establish and expand smart grid technologies throughout its service territory designed to provide long-term benefits both to APS and its customers.  APS is piloting and deploying a variety of technologies that are intended to allow customers to better monitor their energy use and needs, minimize system outage durations as well as the number of customers that experience outages, and facilitate greater cost savings to APS through improved reliability and the automation of certain distribution functions, including remote meter reading and remote connects and disconnects.

Renewable Energy.  The ACC approved the RES in 2006.  The renewable energy requirement is 4% of retail electric sales in 2013 and increases annually until it reaches 15% in 2025.  In the settlement agreement related to the 2008 retail rate case, APS agreed to exceed the RES standards, committing to use APS’s best efforts to obtain 1,700 gigawatt hours (“GWh”) of new renewable resources to be in service by year-end 2015, in addition to its 2008 renewable resource commitments.  Taken together, APS’s commitment is currently estimated to be approximately 12% of APS’s estimated retail energy sales by year-end 2015, which is more than double the existing RES target of 5% for that year.  A component of the RES targets development of distributed energy systems (generally speaking, small-scale renewable technologies that are located on customers’ properties).

On June 29, 2012, APS filed its annual RES implementation plan, covering the 2013-2017 timeframe and requesting 2013 RES funding of $97 million to $107 million.  In a final order dated January 31, 2013, the ACC approved a budget of $103 million for APS’s 2013 RES plan.  That budget includes $4 million for residential distributed energy incentives and $0.1 million for commercial distributed energy up-front incentives, but did not include any funds for new commercial distributed energy production-based incentives beyond those for previously approved programs.  The ACC further ordered that a hearing take place to consider APS’s proposal to establish compliance with distributed energy requirements by tracking and recording distributed energy, rather than acquiring and retiring renewable energy credits.  The track and record approach would require monitoring the distributed energy systems that are connected to APS’s system, recording the amount of energy they produce, and reporting the energy production amounts to the ACC for informational purposes only.  Finally, the ACC authorized an APS-led multi-session technical conference designed to consider APS’s net metering policy and the costs and benefits of distributed energy.

APS has a diverse portfolio of existing and planned renewable resources totaling 1,131 MW, including solar, wind, geothermal, biomass and biogas.  Of this portfolio, 709 MW are currently in operation and 422 MW are under contract for development or are under construction.  Renewable resources in operation include 98 MW of solar facilities owned by APS, 349 MW of long-term purchased power agreements, and an estimated 262 MW of customer-sited, third-party owned distributed energy resources.

To achieve our RES requirements, as mentioned above, to date APS has entered into contracts for 422 MW of renewable resources that are planned, in development or under construction.  APS’s strategy to procure these resources includes new facilities to be owned by APS, purchased power contracts for new facilities and ongoing development of distributed energy resources.  APS has also entered into long-term purchased power agreements for 280 MW from solar facilities currently planned, in development or under construction, and 72 MW from distributed energy resources.

The following table summarizes APS’s renewable energy sources in operation and under development as of May 3, 2013.

	Net Capacity in Operation (MW)	Net Capacity Planned / Under Development (MW)
Total APS Owned: Solar (a)	98	70

Purchased Power Agreements:
Solar	30	280
Wind	289	—
Geothermal	10	—
Biomass	14	—
Biogas	6	—
Total Purchased Power Agreements	349	280

Total Distributed Energy: Solar	262	72

Total Renewable Portfolio	709	422

(a)         Through the ACC-approved AZ Sun Program, a program that contemplates the development of photovoltaic solar plants which APS owns or will own, APS has executed contracts for the development of 150 MW of new solar generation, representing an investment commitment of approximately $614 million.

Agreements for the development and completion of future resources are subject to various conditions, including successful siting, permitting and interconnection of the project to the electric grid.

Demand Side Management.  In recent years, Arizona regulators have placed an increased focus on energy efficiency and other demand side management programs to encourage customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy.  In December 2009, the ACC initiated an Energy Efficiency rulemaking, with a proposed Energy Efficiency Standard of 22% cumulative annual energy savings by 2020.  The 22% figure represents the cumulative reduction in future energy usage through 2020 attributable to energy efficiency initiatives.  This ambitious standard became effective on January 1, 2011 and will likely impact Arizona’s future energy resource needs.  The ACC issued an order on April 4, 2012 approving recovery of approximately $72 million of APS’s energy efficiency and demand side management program costs.  This amount will be recovered by the then-existing DSMAC over a twelve-month period beginning March 1, 2012.  This amount does not include $10 million already being recovered in general retail base rates.

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

As part of APS’s proposed acquisition of SCE’s interest in Units 4 and 5 of Four Corners, APS and SCE agreed that upon closing of the acquisition (or in 2016 if the closing does not occur), the companies will terminate an existing agreement that provides transmission capacity for SCE to transmit its portion of the output from Four Corners to California. On May 1, 2013, APS filed a request with FERC seeking authorization to cancel the existing agreement and defer a $40 million payment to be made by APS associated with the termination and recover the payment through amortization over a 10-year period.  APS believes the costs associated with the termination of the existing agreement are recoverable, but cannot predict whether FERC will approve our request; however, if the recovery is disallowed by FERC, APS would record a charge to its results of operations at the time of the disallowance.

Financial Strength and Flexibility.  Pinnacle West and APS currently have ample borrowing capacity under their respective credit facilities, and may readily access these facilities ensuring adequate liquidity for each company.  Capital expenditures will be funded with internally generated cash and external financings, which may include issuances of long-term debt and Pinnacle West common stock.

Other Subsidiaries.  The operations of El Dorado are not expected to have any material impact on our financial results, or to require any material amounts of capital, over the next three years.  As a result of the continuing distressed conditions in the real estate markets, during 2009 our other first-tier subsidiary, SunCor, undertook a program to dispose of its homebuilding operations, master-planned communities, land parcels, commercial assets and golf courses in order to eliminate its outstanding debt.  In February 2012, SunCor filed for protection under the United States Bankruptcy Code to complete an orderly liquidation of its business.  On March 25, 2013, the bankruptcy plan submitted to the court and agreed to by SunCor and its creditors (the “Joint Plan”) became effective.  The Joint Plan provides for the full release of Pinnacle West and its affiliates from any and all claims related to SunCor, SunCor’s subsidiaries, and their respective estates.

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

Customer and Sales Growth.  Retail customer growth in APS’s service territory for the three-month period ended March 31, 2013 was 1.4% compared with the comparable prior-year period.  For the three years 2010 through 2012, APS’s customer growth averaged 0.7% per year.  We currently expect annual customer growth to average about 2% for 2013 through 2015 based on our assessment of modestly improving economic conditions, both nationally and in Arizona.  Retail electricity sales in kilowatt-hours, adjusted to exclude the effects of weather variations, increased 0.6% for the three-month period ended March 31, 2013 compared with the prior-year period, reflecting the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, offset by mildly improving economic conditions.  For the three years 2010 through 2012, APS experienced annual declines in retail electricity sales averaging 0.1%, adjusted to exclude the effects of weather variations.  We currently estimate that annual retail electricity sales in kilowatt-hours will increase on average by less than one percent during 2013 through 2015, including the effects of customer conservation and energy efficiency and distributed renewable generation initiatives, but excluding the effects of weather variations.  A failure of the Arizona economy to continue to improve could further impact these estimates.

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

Operating Results

Three-month period ended March 31, 2013 compared with three-month period ended March 31, 2012  Our consolidated net income attributable to common shareholders for the three months ended March 31, 2013 was $24 million, compared with a net loss of $8 million for the prior-year period.  The results reflect an increase of approximately $31 million for the regulated electricity segment primarily due to increases related to the retail regulatory settlement effective July 1, 2012 (see Note 3), the effects of weather, higher retail transmission revenues, higher retail sales due to customer growth and changes in customer usage patterns and related pricing, and lower net interest charges due to lower debt balances and lower interest rates in the current-year period.   These positive factors were partially offset by higher operations and maintenance expenses and higher income taxes in the current-year period.

The following table presents net income attributable to common shareholders by business segment compared with the prior-year period:

	Three Months Ended March 31,
	2013	2012	Net Change
	(dollars in millions)
Regulated Electricity Segment:
Operating revenues less fuel and purchased power expenses	$455	$404	$51
Operations and maintenance	(223)	(211)	(12)
Depreciation and amortization	(104)	(100)	(4)
Taxes other than income taxes	(40)	(43)	3
Other income (expenses), net	3	1	2
Interest charges, net of allowance for borrowed funds used during construction	(45)	(53)	8
Income taxes	(13)	4	(17)
Less income related to noncontrolling interests (Note 6)	(8)	(8)	—
Regulated electricity segment net income (loss)	25	(6)	31

All other	(1)	(1)	—
Income (Loss) from Continuing Operations Attributable to Common Shareholders	24	(7)	31

Loss from Discontinued Operations Attributable to Common Shareholders (a)	—	(1)	1

Net Income (Loss) Attributable to Common Shareholders	$24	$(8)	$32

(a)                                 Includes activities related to SunCor.

Operating revenues less fuel and purchased power expenses Regulated electricity segment operating revenues less fuel and purchased power expenses were $51 million higher for the three months ended March 31, 2013 compared with the prior-year period.  The following table summarizes the major components of this change:

	Increase (Decrease)
	Operating revenues	Fuel and purchased power expenses	Net change
	(dollars in millions)

Impacts of retail regulatory settlement effective July 1, 2012	$25	$2	$23
Effects of weather	19	7	12
Higher retail sales due to customer growth and changes in customer usage patterns and related pricing	11	1	10
Higher retail transmission revenues	10	—	10
Higher demand-side management, renewable energy and similar regulatory surcharges	6	2	4
Higher fuel and purchased power costs, net of related deferrals and off-system sales	(5)	3	(8)
Miscellaneous items, net	(1)	(1)	—
Total	$65	$14	$51

Operations and maintenance Operations and maintenance expenses increased $12 million for the three months ended March 31, 2013 compared with the prior-year period primarily because of:

•                                          An increase of $8 million related to higher performance-based compensation costs resulting from an improved company stock price and estimated full-year performance;

•                                          An increase of $4 million related to employee benefit costs, comprised of an increase of $11 million related to amortization of certain pension and other postretirement benefit costs in 2013 compared with regulatory deferral of such costs in 2012, and a decrease of $7 million related to other employee benefit costs, primarily pension and other postretirement benefit costs;

•                                          An increase of $4 million in information technology costs;

•                                          A decrease of $6 million in generation costs, primarily due to lower power plant maintenance costs as a result of less work being completed early in the year compared to 2012; and

•                                          An increase of $2 million related to other miscellaneous factors.

Interest charges, net of allowance for borrowed funds used during construction Interest charges, net of allowance for borrowed funds used during construction, decreased $8 million for the three months ended March 31, 2013 compared with the prior-year period primarily because of lower debt balances and lower interest rates in the current year.

Income taxes Income taxes were $17 million higher for the three months ended March 31, 2013 compared with the prior-year period primarily due to higher pretax income in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Pinnacle West’s primary cash needs are for dividends to our shareholders and principal and interest payments on our indebtedness.  The level of our common stock dividends and future dividend growth will be dependent on declaration by our Board of Directors based on a number of factors, including our financial condition, payout ratio, free cash flow and other factors.

Our primary sources of cash are dividends from APS and external debt and equity issuances.  An ACC order requires APS to maintain a common equity ratio of at least 40%.  As defined in the ACC order, the common equity ratio is total shareholder equity divided by the sum of total shareholder equity and long-term debt, including current maturities of long-term debt.  At March 31, 2013, APS’s common equity ratio, as defined, was 56%.  Its total shareholder equity was approximately $4.1 billion, and total capitalization was approximately $7.4 billion.  Under this order, APS would be prohibited from paying dividends if such payment would reduce its total shareholder equity below approximately $2.9 billion, assuming APS’s total capitalization remains the same.  This restriction does not materially affect Pinnacle West’s ability to meet its ongoing cash needs or ability to pay dividends to shareholders.

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

Summary of Cash Flows

The following tables present net cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2013 and 2012 (dollars in millions):

Pinnacle West Consolidated

	Three Months Ended March 31,		Net
	2013	2012	Change
Net cash flow provided by operating activities	$212	$115	$97
Net cash flow used for investing activities	(176)	(235)	59
Net cash flow provided by (used for) financing activities	(37)	107	(144)
Net decrease in cash and cash equivalents	$(1)	$(13)	$12

Arizona Public Service Company

	Three Months Ended March 31,		Net
	2013	2012	Change
Net cash flow provided by operating activities	$228	$115	$113
Net cash flow used for investing activities	(176)	(235)	59
Net cash flow provided by (used for) financing activities	(48)	102	(150)
Net increase (decrease) in cash and cash equivalents	$4	$(18)	$22

Operating Cash Flows

Three-month period ended March 31, 2013 compared with three-month period ended March 31, 2012  Pinnacle West’s consolidated net cash provided by operating activities was $212 million in the first quarter of 2013, compared to $115 million in the first quarter of 2012, an increase of $97 million in net cash provided.  The increase is primarily related to a $60 million reduction of cash collateral posted, a $14 million decrease in cash paid for interest in the current year period, and other changes in working capital.

Other Pinnacle West sponsors a qualified defined benefit pension plan and a non-qualified supplemental excess benefit retirement plan for the employees of Pinnacle West and our subsidiaries.  The requirements of the Employee Retirement Security Act of 1974 (“ERISA”) require us to contribute a minimum amount to the qualified plan.  We contribute at least the minimum amount required under ERISA regulations, but no more than the maximum tax-deductible amount.  The minimum required funding takes into consideration the value of plan assets and our pension benefit obligations.  Under ERISA, the qualified pension plan was 105% funded as of January 1, 2012 and 101% funded as of January 1, 2013.  The assets in the plan are comprised of fixed-income, equity, real estate, and short-term investments.  Future year contribution amounts are dependent on plan asset performance and plan actuarial assumptions.  We have contributed $56 million to our pension plan year to date in 2013.  The minimum contributions for the pension plan due in 2013, 2014 and 2015 under the recently enacted Moving Ahead for Progress in the 21st Century Act (MAP-21) are estimated to be zero, $89 million and $112 million, respectively.  We expect to make voluntary contributions totaling $140 million to the pension plan in 2013, and contributions up to approximately $175 million in each of 2014 and 2015.  The contributions to our other postretirement benefit plans for 2013, 2014 and 2015 are expected to be approximately $20 million each year.

The $71 million long-term income tax receivable on the Condensed Consolidated Balance Sheets represents the anticipated refunds related to an APS tax accounting method change approved by the IRS in the third quarter of 2009.  This amount is classified as long-term, as there remains uncertainty regarding the timing of this cash receipt.  Further clarification of the timing is expected from the IRS within the next twelve months.

Investing Cash Flows

Three-month period ended March 31, 2013 compared with three-month period ended March 31, 2012  Pinnacle West’s consolidated net cash used for investing activities was $176 million in the first quarter of 2013, compared to $235 million in the first quarter of 2012, a decrease of $59 million in net cash used.  The decrease in net cash used for investing activities is primarily due to a decrease of approximately $58 million in capital expenditures.

Capital Expenditures The following table summarizes the estimated capital expenditures for the next three years:

Capital Expenditures

(dollars in millions)

	Estimated for the Year Ended December 31,
	2013	2014	2015
APS
Generation:
Nuclear Fuel	$55	$82	$83
Renewables	192	39	—
Environmental	20	71	198
Four Corners Units 4 and 5	253	—	—
Other Generation	144	252	333
Distribution	256	307	310
Transmission	149	211	200
Other (a)	47	68	66
Total APS	$1,116	$1,030	$1,190

(a)                                 Primarily information systems and facilities projects.

Generation capital expenditures are comprised of various improvements to APS’s existing fossil and nuclear plants.  Examples of the types of projects included in this category are additions, upgrades and capital replacements of various power plant equipment, such as turbines, boilers and environmental equipment.  For purposes of this table, we have assumed the consummation of APS’s purchase of SCE’s interest in Four Corners Units 4 and 5 and the subsequent shutdown of Units 1-3, as discussed in the “Overview” section above.  As a result, we included the estimated $253 million purchase price under Generation and have not included environmental expenditures for Units 1-3.  We have not included estimated costs for Cholla’s compliance with EPA’s regional haze rule since we have challenged the rule judicially and are considering our future options with respect to that plant if the rule is upheld.  We are also monitoring the status of certain environmental matters, which, depending on their final outcome, could require modification to our environmental expenditures.

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

Financing Cash Flows and Liquidity

Three-month period ended March 31, 2013 compared with three-month period ended March 31, 2012  Pinnacle West’s consolidated net cash used for financing activities was $37 million in the first quarter of 2013, compared to $107 million of net cash provided in the first quarter of 2012, an increase of $144 million in net cash used.  The increase in net cash used for financing activities is primarily due to a $309 million net change in APS’s short-term borrowings and $215 million in lower issuances of long-term debt, partially offset by $376 million in lower repayments of long-term debt (see below).

Significant Financing Activities On April 17, 2013, the Pinnacle West Board of Directors declared a quarterly dividend of $0.545 per share of common stock, payable on June 3, 2013, to shareholders of record on May 1, 2013.

On March 22, 2013, APS issued an additional $100 million par amount of its outstanding 4.50% unsecured senior notes that mature on April 1, 2042.  The net proceeds from the sale were used to repay short-term commercial paper borrowings and replenish cash used to redeem certain tax-exempt indebtedness in November 2012.

On May 1, 2013, APS purchased all $32 million of the Maricopa County, Arizona Pollution Control Corporation Pollution Control Revenue Refunding Bonds, 2009 Series C, due 2029.  We expect to remarket these bonds within the next twelve months.  These bonds are classified as current maturities of long-term debt on our Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

Available Credit Facilities Pinnacle West and APS maintain committed revolving credit facilities in order to enhance liquidity and provide credit support for their commercial paper programs.

At March 31, 2013, Pinnacle West’s $200 million credit facility, which matures in November 2016, was available to refinance indebtedness of the Company and for other general corporate purposes, including credit support for its $200 million commercial paper program.  Pinnacle West has the option to increase the amount of the facility up to a maximum of $300 million upon the satisfaction of certain conditions and with the consent of the lenders.  At March 31, 2013, Pinnacle West had no outstanding borrowings under its credit facility, no letters of credit outstanding, and no commercial paper borrowings.

At March 31, 2013, APS had two credit facilities totaling $1 billion, including a $500 million credit facility that was refinanced in April 2013 (see below) and a $500 million facility that matures in November 2016.  APS may increase the amount of each facility up to a maximum of $700 million upon the satisfaction of certain conditions and with the consent of the lenders.  APS will use these facilities to refinance indebtedness and for other general corporate purposes.  Interest rates are based on APS’s senior unsecured debt credit ratings.

On April 9, 2013, APS refinanced its $500 million revolving credit facility that would have matured in February 2015, with a new $500 million facility.  The new revolving credit facility terminates in April 2018.

The facilities described above are available to support APS’s $250 million commercial paper program, for bank borrowings or for issuances of letters of credit.  At March 31, 2013, APS had no outstanding borrowings or outstanding letters of credit under these credit facilities, nor did it have any commercial paper borrowings.

See “Financial Assurances” in Note 9 for a discussion of APS’s separate outstanding letters of credit.

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

See Note 7 for information related to the change in our margin accounts.

Debt Provisions

Pinnacle West’s and APS’s debt covenants related to their respective bank financing arrangements include maximum debt to capitalization ratios.  Pinnacle West and APS comply with this covenant.  For both Pinnacle West and APS, this covenant requires that the ratio of consolidated debt to total consolidated capitalization not exceed 65%.  At March 31, 2013, the ratio was approximately 46% for Pinnacle West and 45% for APS.  Failure to comply with such covenant levels would result in an event of default which, generally speaking, would require the immediate repayment of the debt subject to the covenants and could cross-default other debt.  See further discussion of “cross-default” provisions below.

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

Credit Ratings

The ratings of securities of Pinnacle West and APS as of April 26, 2013 are shown below.  We are disclosing these credit ratings to enhance understanding of our cost of short-term and long-term capital and our ability to access the markets for liquidity and long-term debt.  The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained.  There is no assurance that these ratings will continue for any given period of time.  The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.  Any downward revision or withdrawal may adversely affect the market price of Pinnacle West’s or APS’s securities and/or result in an increase in the cost of, or limit access to, capital.  Such revisions may also result in substantial additional cash or other collateral requirements related to certain derivative instruments, insurance policies, natural gas transportation, fuel supply, and other energy-related contracts.  At this time, we believe we have sufficient available liquidity resources to respond to a downward revision to our credit ratings.

	Moody’s	Standard & Poor’s	Fitch
Pinnacle West
Corporate credit rating	Baa2	BBB+	BBB
Commercial paper	P-3	A-2	F3
Outlook	Stable	Stable	Stable

APS
Corporate credit rating	Baa1	BBB+	BBB
Senior unsecured	Baa1	BBB+	BBB+
Secured lease obligation bonds	Baa1	BBB+	BBB+
Commercial paper	P-2	A-2	F3
Outlook	Stable	Stable	Stable

Off-Balance Sheet Arrangements

See Note 6 for a discussion of the impacts on our financial statements of consolidating certain VIEs.

Financial Assurances

See “Financial Assurances” in Note 9 for a discussion of APS’s outstanding letters of credit.  Pinnacle West has also issued parental guarantees and surety bonds for APS, which were not material at March 31, 2013.

Contractual Obligations

There have been no material changes outside the normal course of business in contractual obligations from the information provided in our 2012 Form 10-K.

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

There have been no changes to our critical accounting policies since our 2012 Form 10-K.  See “Critical Accounting Policies” in Item 7 of the 2012 Form 10-K for further details about our critical accounting policies.

OTHER ACCOUNTING MATTERS

See Note 14 for adoption of new accounting guidance relating to balance sheet offsetting disclosures, and reclassifications of accumulated other comprehensive income disclosures.

MARKET AND CREDIT RISKS

Market Risks

Our operations include managing market risks related to changes in interest rates, commodity prices and investments held by our nuclear decommissioning trust fund and benefit plan assets.

Interest Rate and Equity Risk

We have exposure to changing interest rates.  Changing interest rates will affect interest paid on variable-rate debt and the market value of fixed income securities held by our nuclear decommissioning trusts (see Notes 12 and 13) and benefit plan assets.  The nuclear decommissioning trusts and benefit plan assets also have risks associated with the changing value of their investments.  Nuclear decommissioning and benefit plan costs are recovered in regulated electricity prices.

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

The following table shows the net pretax changes in mark-to-market of our derivative positions for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Mark-to-market of net positions at beginning of period	$(122)	$(222)
Recognized in earnings (a):
Change in mark-to-market losses for future period deliveries	—	(2)
Decrease (increase) in regulatory asset	20	(14)
Recognized in OCI:
Change in mark-to-market losses for future period deliveries (b)	—	(42)
Mark-to-market losses realized during the period	8	15
Change in valuation techniques	—	—
Mark-to-market of net positions at end of period	$(94)	$(265)

(a)                                Represents the amounts reflected in income after the effect of PSA deferrals.

(b)                                 The changes in mark-to-market recorded in OCI are due primarily to changes in forward natural gas prices.

The table below shows the fair value of maturities of our derivative contracts (dollars in millions and excluding margin and collateral) at March 31, 2013 by maturities and by the type of valuation that is performed to calculate the fair values, classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  See Note 1, “Derivative Accounting” and “Fair Value Measurements,” in Item 8 of our 2012 Form 10-K and Note 12 for more discussion of our valuation methods.

Source of Fair Value	2013	2014	2015	2016	2017	Years thereafter	Total fair value
Observable prices provided by other external sources	$(24)	$(16)	$(1)	$—	$—	$—	$(41)
Prices based on unobservable inputs	(11)	(11)	(12)	(8)	(4)	(7)	(53)
Total by maturity	$(35)	$(27)	$(13)	$(8)	$(4)	$(7)	$(94)

The table below shows the impact that hypothetical price movements of 10% would have on the market value of our risk management assets and liabilities included on Pinnacle West’s Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 (dollars in millions):

Mark-to-market changes	March 31, 2013 Gain (Loss)		December 31, 2012 Gain (Loss)
reported in:	Price Up 10%	Price Down 10%	Price Up 10%	Price Down 10%
Regulatory asset (liability) or OCI (a)
Electricity	$7	$(7)	$7	$(7)
Natural gas	25	(25)	25	(25)
Total	$32	$(32)	$32	$(32)

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

Credit Risk

We are exposed to losses in the event of non-performance or non-payment by counterparties.  See Note 12 for a discussion of our credit valuation adjustment policy.  See Note 7 for a further discussion of credit risk.

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

Pinnacle West’s management, with the participation of Pinnacle West’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Pinnacle West’s disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, Pinnacle West’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, Pinnacle West’s disclosure controls and procedures were effective.

APS’s management, with the participation of APS’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of APS’s disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, APS’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, APS’s disclosure controls and procedures were effective.

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

No change in Pinnacle West’s or APS’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, Pinnacle West’s or APS’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                                         LEGAL PROCEEDINGS

See “Environmental Matters” in Item 5 below and “Business of Arizona Public Service Company — Environmental Matters” in Item 1 of the 2012 Form 10-K in regard to pending or threatened litigation and other disputes.

See Note 3 for ACC and FERC-related matters.

See Note 9 for information regarding environmental and climate change matters, Superfund-related matters and matters related to a September 2011 power outage.

Item 1A.                                                RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A — Risk Factors in the 2012 Form 10-K, which could materially affect the business, financial condition, cash flows or future results of Pinnacle West and APS.  The risks described in the 2012 Form 10-K are not the only risks facing Pinnacle West and APS.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the business, financial condition, cash flows and/or operating results of Pinnacle West and APS.

Item 2.                                                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about our purchases of our common stock during the first quarter of 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2013	—	—	—	—
February 1 — February 28, 2013	114,694	$54.91	—	—
March 1 — March 31, 2013	—	—	—	—

Total	114,694	$54.91	—	—

(a)         Represents shares of common stock withheld by Pinnacle West to satisfy tax withholding obligations upon the vesting of restricted stock.

Item 5.                                                         OTHER INFORMATION

Environmental Matters

EPA Environmental Regulation

Regional Haze Rules — Four Corners.  On October 22, 2012, WildEarth Guardians filed a petition for review in the United States Court of Appeals for the Ninth Circuit alleging EPA violated the Endangered Species Act (“ESA”) when it promulgated the final Four Corners BART FIP.  On November 21, 2012, APS filed a motion for leave to intervene as a defendant, and the court granted the motion on December 10, 2012.  On December 12, 2012, EPA and APS filed motions with the court to dismiss the petition or, in the alternative, transfer the case to the United States Court of Appeals for the Tenth Circuit, the circuit in which APS believes the petition should have been filed.  On February 25, 2013, the court denied the motion to dismiss, but ordered that the case be transferred to the Tenth Circuit.  We cannot currently predict the outcome of this case or whether such outcome will have a material adverse impact on our financial position, results of operations, or cash flows.

Effluent Limitation Guidelines.  On April 19, 2013, EPA proposed revised effluent limitation guidelines establishing technology-based wastewater discharge limitations for fossil-fired electric generating units.  EPA’s proposal offers numerous options (four of which are “preferred alternatives”) that target metals and other pollutants in wastewater streams originating from fly ash and bottom ash handling activities, scrubber activities, and non-chemical metal cleaning wastes operations.  The preferred alternatives differ with respect to the scope of requirements that would be applicable to existing discharges of pollutants found in wastestreams generated at existing power plants.  All four alternatives would establish a “zero discharge” effluent limit for all pollutants in fly ash transport water.  However, requirements governing bottom ash transport water differ depending on which alternative EPA ultimately chooses and could range from effluent limits based on Best Available Technology Economically Achievable (BAT) to “zero discharge” effluent limits.  Depending on which alternative EPA finalizes, Four Corners may be required to change equipment and operating practices affecting boilers and ash handling systems, as well as change its waste disposal techniques.  We cannot currently predict the shape of EPA’s final rule or whether this action will have a material adverse impact on our financial position, results of operations, or cash flows.  EPA is subject to a consent decree deadline to finalize the revised guidelines by May 22, 2014.

Union Matters

As previously discussed in Part 1, Item 1 — “Business — Other Information” in the 2012 Form 10-K, the Palo Verde security officers changed their collective bargaining representative from the Security, Police and Fire Professionals of America to the United Security Professionals of America (“USPA”).  The Company is currently engaged in negotiations with the USPA regarding a new collective bargaining agreement.  The Company cannot predict the outcome of these negotiations.

Item 6.                                                         EXHIBITS

(a)                                 Exhibits

Exhibit No.	Registrant(s)	Description

10.1	APS	Five-Year Credit Agreement dated as of April 9, 2013 among APS, as Borrower, Barclays Bank PLC, as Agent, and the lenders and other parties thereto

12.1	Pinnacle West	Ratio of Earnings to Fixed Charges

12.2	APS	Ratio of Earnings to Fixed Charges

12.3	Pinnacle West	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

31.1	Pinnacle West	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Pinnacle West	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	APS	Certificate of Donald E. Brandt, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	APS	Certificate of James R. Hatfield, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Pinnacle West	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	APS	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Pinnacle West APS	XBRL Instance Document

Exhibit No.	Registrant(s)	Description

101.SCH*	Pinnacle West APS	XBRL Taxonomy Extension Schema Document

101.CAL*	Pinnacle West APS	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Pinnacle West APS	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Pinnacle West APS	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Pinnacle West APS	XBRL Taxonomy Definition Linkbase Document

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

PINNACLE WEST CAPITAL CORPORATION
(Registrant)

Dated:	May 3, 2013	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)

ARIZONA PUBLIC SERVICE COMPANY
(Registrant)

Dated:	May 3, 2013	By:	/s/ James R. Hatfield
James R. Hatfield
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Officer Duly Authorized to sign this Report)